Form 10-Q
period 1996-06-30
MEDAREX INC
filed 1996-08-12
CIK 874255

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934



For quarter ended June 30, 1996        Commission File No. 0-19312
                  -------------                            -------


                                 MEDAREX, INC.
                                 -------------
            (Exact name of registrant as specified in its charter.)

         New Jersey                                          22-2822175
         ----------                                          ----------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

1545 Route 22 East, Annandale, New Jersey                     08801
- -----------------------------------------                     -----
(Address or principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (908) 713-6001
                                                     --------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ___      ____

The number of shares of common stock, $.01 par value, outstanding as of August 2, 1996 was 17,024,038 shares.

                       MEDAREX, INC.

                       BALANCE SHEETS



                                                               December 31,        June 30
                                                             ---------------    -------------
                                                                  1995              1996
                                                                                 (Unaudited)
ASSETS
- ------
Current assets:
   Cash and cash equivalents                                  $   3,540,759     $ 12,240,770
   Marketable securities                                         12,187,936       23,935,051
   Trade accounts receivable, less allowance for doubtful
     accounts of $5,000                                              59,576           28,216
   Inventory                                                         49,494           45,870
   Prepaid expenses                                                 383,126           70,874
   Other current assets                                             153,230        1,051,853
                                                             ---------------    -------------
         Total current assets                                    16,374,121       37,372,634

 Property and equipment:
   Machinery and equipment                                        1,941,348        2,056,296
   Furniture and fixtures                                           145,524          149,122
   Leasehold improvements                                           557,996          557,996
                                                             ---------------    -------------
                                                                  2,644,868        2,763,414

   Less accumulated depreciation and amortization                (1,399,221)      (1,637,596)
                                                             ---------------    -------------
                                                                  1,245,647        1,125,818

Investments in, and advances to affiliate                           324,484          414,777
Segregated cash                                                   1,260,000        1,260,000
Other assets                                                         35,791          631,442
                                                             ---------------    -------------
     Total assets                                             $  19,240,043     $ 40,804,671
                                                             ===============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
   Trade accounts payable                                     $     143,527     $    256,749
   Accrued liabilities                                            1,105,408          805,863
   Accrued offering costs                                           100,000        1,213,027
   Deferred contract revenue                                        476,191                -
                                                             ---------------    -------------
      Total current liabilities                                   1,825,126        2,275,639

 Long-term portion of capitalized lease obligation                   39,833           29,111

Commitments and contigencies                                              -                -

Stockholders' equity:
   Preferred stock, $1.00 par value, 2,000,000 shares
      authorized; none issued and outstanding                             -                -
   Common stock, $.01 par value; 40,000,000 shares
      authorized; 11,858,626 and 17,024,038 shares
      issued and outstanding, respectively                          118,587          170,241
   Capital in excess of par value                                41,814,203       65,526,082
   Unrealized gain on securities                                     65,064           64,768
   Accumulated deficit                                          (24,622,770)     (27,261,170)
                                                             ---------------    -------------
         Total stockholders' equity                              17,375,084       38,499,921
                                                             ---------------    -------------
         Total liabilities and stockholders' equity           $  19,240,043     $ 40,804,671
                                                             ===============    =============

              See notes to these unaudited financial statements.

                                 MEDAREX, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Six Months Ended                   Three Months Ended
                                            June 30,         June 30,           June 30,        June 30,
                                              1995             1996               1995            1996
                                        ----------------  -----------------  ---------------- ---------------
Sales                                   $     141,366     $      129,318       $    71,560       $     49,826
Contract and license revenues                 495,238          1,476,191           295,238          1,190,477
                                        ----------------  -----------------  ---------------- ---------------
      Total revenues                          636,604          1,605,509           366,798          1,240,303

Costs and expenses:
      Cost of sales                            62,061             63,240            30,257             31,391
      Research and development              3,090,195          3,560,709         1,611,755          1,888,743
      General and administrative            1,132,608          1,202,147           562,204            639,962
                                        ----------------  -----------------  ---------------- ---------------
          Operating loss                   (3,648,260)        (3,220,587)       (1,837,418)        (1,319,793)

Interest and dividend income                  243,180            584,970           117,286            368,609
Interest expense                               (4,875)            (2,784)           (2,087)            (1,332)
                                        ----------------  -----------------  ---------------- ---------------
          Net loss                        ($3,409,955)       ($2,638,401)      ($1,722,219)         ($952,516)
                                        ================  =================  ================ ===============
Net loss per share                             ($0.39)            ($0.20)           ($0.20)            ($0.07)
                                        ================  =================  ================ ===============
Weighted-average number of common
 shares outstanding during the period       8,723,682         13,216,168         8,733,516         14,573,228


See notes to these unaudited financial statements.


                                 MEDAREX, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            For the Six Months Ended
                                                                    June 30,
                                                                    --------
                                                              1995            1996
                                                              ----            ----
Operating activities:
 Net loss                                              $ (3,409,955)    $ (2,638,401)
 Adjustments to reconcile net loss to net cash
  from operating activities:
    Depreciation                                            230,232          185,009
    Amortization                                             69,962           70,215
    Issue of common stock for technology                                     612,500
Changes in operating assets and liabilities:
 Decrease in trade accounts receivable, net                   5,139           31,360
 Decrease in inventory                                       11,915            3,624
 (Increase) decrease in prepaid expenses and other
   current assets                                           117,492         (586,371)
  Increase (decrease) in trade accounts payable             (87,578)         113,222
  Increase (decrease) in accrued liabilities               (143,403)         813,483
  Increase (decrease) in deferred contract revenue          647,619         (476,191)
                                                         --------------   --------------
    Net cash used in operating activities                (2,558,577)      (1,871,550)

Investing activities:
  Purchase of property and equipment                       (127,119)        (118,546)
  Increase in segregated cash and other assets                    -         (612,500)
  Increase in advances to affiliate                               -          (90,293)
  Purchase of marketable securities                               -      (11,747,411)
  Sale of marketable securities                           2,775,724                -
                                                         --------------   --------------
    Net cash provided by (used in) investing activities   2,648,605      (12,568,750)

Financing activities:
  Cash received from sales of securities, net             2,857,142       23,151,033
  Principle payments under capital lease obligation          (9,669)         (10,722)
                                                         --------------   --------------
  Net cash provided by financing activities               2,847,473       23,140,311
                                                         --------------   --------------
  Net increase  in cash and cash equivalents              2,937,501        8,700,011
Cash and cash equivalents at beginning of period          4,308,262        3,540,759
                                                         --------------   --------------
Cash and cash equivalents at end of period             $  7,245,763     $ 12,240,770
                                                         ==============   ==============

Noncash investing and financing activities:
    Issue of common stock for technology            $              -     $    612,500
                                                         ==============   ==============

Supplemental disclosures of cash flow information
 Cash paid during period for:
  Income taxes                                       $             -     $          -
                                                         ==============   ==============

  Interest                                           $         4,875     $      2,784
                                                         ==============   ==============

See notes to these unaudited financial statements.

                                 MEDAREX, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1.  ORGANIZATION AND BASIS OF PRESENTATION

     The unaudited financial statements have been prepared from the books and records of Medarex, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     Through March, 1996, the Company was in the development stage. The Company has started receiving and expects to continue to receive revenue from research and development agreements. As a result, the Company is no longer considered to be in the development stage. Included in accumulated deficit is $26,308,655 accumulated during the development stage.


2.  NET LOSS PER COMMON SHARE

     Net loss per common share is based on net loss for the relevant period divided by the weighted average number of shares issued and outstanding during the period. Stock options and common stock issuable upon conversion of warrants are not reflected as their effect would be antidilutive for both primary and fully diluted earnings per share computations.


3.  MARKETABLE SECURITIES

     Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments which can be readily purchased or sold using established markets. Such securities are carried at market which approximates cost in 1995 and 1996.


4.  INVENTORY

     Inventory consists primarily of antibodies to be sold to the research community and is stated at the lower of cost or market with cost determined on a first-in-first-out basis.

5.  CONTINGENCIES

     In connection with the merger of Essex Medical Products, Inc. and the Company, Medarex issued promissory notes to Essex Chemical Corporation ("Essex") in the principal amount of $100,000, which have been subsequently repaid, and committed to pay 20% of the Company's net after tax income until a total of $1,000,000 has been paid. At the Company's option, this obligation may be satisfied by the payment of shares of the Company's Common Stock having a fair market value equal to the amount owed, provided such shares are registered for sale with the Securities and Exchange Commission. Amounts up to $1,000,000 will be payable to Essex, based solely on the earnings of the Company, by March 31 of each year, to the extent of 20% of net after tax earnings of the Company realized during the preceding fiscal year.

6.  WARRANT REDUCTION OFFER

     On April 18, 1996, the Company commenced its offer to reduce temporarily the exercise price of each of its Redeemable Warrants from $6.17 to $5.55 per Warrant (the "Warrant Reduction Offer"). Pursuant to the Warrant Reduction Offer which expired on May 15, 1996, the holders of 3,882,022 Redeemable Warrants (approximately 97% of the maximum number of Redeemable Warrants that could have been exercised) exercised their warrants to purchase approximately 4,534,202 shares of Common Stock, resulting in proceeds of $21,545,222 to the Company before deducting expenses incurred in connection with the offering. Including exercises prior and subsequent to the Warrant Reduction Offer, warrantholders purchased approximately 5,031,910 shares of Common Stock resulting in total gross proceeds to the Company of approximately $24,174,401 from the exercise of the Redeemable Warrants.

7.  CENTEON RESEARCH AND DEVELOPMENT AGREEMENT

     On April 26, 1996, the Company announced that it had entered into a collaborative arrangement with Centeon, L.L.C. ("Centeon"), a Delaware limited liability company formed through a joint venture of Hoechst AG and Rhone-Poulenc Rorer, Inc., to develop and market MDX-33. This collaboration provides for the joint development of MDX-33 by the Company and Centeon. Subject to the terms of the arrangement, the Company is primarily responsible for product development, clinical testing through Phase II trials and the manufacture of all product used in clinical trials. Centeon will be primarily responsible for the payment of all expenses associated with Phase I and Phase II clinical trials of MDX-33 to be conducted by the Company, up to a maximum of $20,000,000. If such trials are successfully completed, Centeon will be primarily responsible for Phase III clinical trials, regulatory approvals, product commercialization and the costs associated therewith. In addition, under the terms of the arrangement, Centeon paid to the Company an up-front fee of $1,000,000 which is included in contract and license revenue and will pay research and development funding of $900,000 over three years. Centeon may also provide the Company with up to $10,000,000 of additional funding upon the achievement of certain milestones.

     Under the terms of the arrangement, Centeon has an option (the "Option") to purchase shares of Common Stock of the Company, par value $.01 per share (the "Common Stock"), in an amount equal to $2,000,000, at a premium over the market price for the Common Stock on the Nasdaq National Market for the three day period commencing one business day prior to the Company's public announcement that certain milestones have been achieved, subject to a maximum of 20% of the shares of the Common Stock or voting power outstanding prior to such issuance. If such milestones have been achieved and Centeon does not elect to exercise the Option, then Centeon will be required to pay $2,000,000 to the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
- -------------------------------

     The Company had approximately $36.2 million in cash, cash equivalents and marketable securities and approximately $1.3 million in a segregated cash account as of June 30, 1996. Operating activities consumed $1,871,550 of cash for the six month period ended June 30, 1996.

     On April 18, 1996, the Company commenced its offer to reduce temporarily the exercise price of each of its Redeemable Warrants from $6.17 to $5.55 per Warrant (the "Warrant Reduction Offer"). Pursuant to the Warrant Reduction Offer which expired on May 15, 1996, the holders of 3,882,022 Redeemable Warrants (approximately 97% of the maximum number of Redeemable Warrants that could have been exercised) exercised their warrants to purchase approximately 4,534,202 shares of Common Stock, resulting in proceeds of $21,545,222 to the Company before deducting expenses incurred in connection with the offering. Including exercises prior and subsequent to the Warrant Reduction Offer, warrantholders purchased approximately 5,031,910 shares of Common Stock resulting in total gross proceeds to the Company of approximately $24,174,401 from the exercise of the Redeemable Warrants.

     On April 26, 1996, the Company announced that it had entered into a collaborative arrangement with Centeon, L.L.C. ("Centeon"), a Delaware limited liability company formed through a joint venture of Hoechst AG and Rhone-Poulenc Rorer, Inc., to develop and market MDX-33. This collaboration provides for the joint development of MDX-33 by the Company and Centeon. Subject to the terms of the arrangement, the Company is primarily responsible for product development, clinical testing through Phase II trials and the manufacture of all product used in clinical trials. Centeon will be primarily responsible for the payment of all expenses associated with Phase I and Phase II clinical trials of MDX-33 to be conducted by the Company, up to a maximum of $20,000,000. If such trials are successfully completed, Centeon will be primarily responsible for Phase III clinical trials, regulatory approvals, product commercialization and the costs associated therewith. In addition, under the terms of the arrangement, Centeon paid to the Company an up-front fee of $1,000,000 and will pay research and development funding of $900,000 over three years. Centeon may also provide the Company with up to $10,000,000 of additional funding upon the achievement of certain milestones.

     Under the terms of the arrangement, Centeon has an option (the "Option") to purchase shares of Common Stock of the Company, par value $.01 per share (the "Common Stock"), in an amount equal to $2,000,000, at a premium over the market price for the Common Stock on the Nasdaq National Market for the three day period commencing one business day prior to the Company's public announcement that certain milestones have been achieved, subject to a maximum of 20% of the shares of the Common Stock or voting power outstanding prior to such issuance. If such milestones have been achieved and Centeon does not elect to exercise the Option, then Centeon will be required to pay $2,000,000 to the Company.

     To date, the Company's sources of cash have been the proceeds from the sale of its securities through public and private placements, sales of its products for research purposes and technology transfer and license fees.

     The Company's current sources of liquidity are its cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, sales of its products for research purposes and contract and licensing revenues. Management believes that under existing operating plans its current sources of liquidity will be sufficient to meet anticipated cash requirements for at least the next 3 years.

Liquidity and Capital Resources (con't)
- ---------------------------------------

     The Company has leased approximately 45,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. Management believes that this facility is well suited for clinical-grade production of Bispecific and monoclonal antibodies as it has in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. By leasing this facility and spending modestly to adapt it, management believes that the Company has preserved a considerable amount of capital that might otherwise have been used to build a biopharmaceutical production facility. As of June 30, 1996, the Company had commitments for approximately $91,000 of capital expenditures.

     Upon exhaustion of its current cash reserves, the Company's continued operations will depend on its ability to raise additional funds through equity or debt financing and/or enter into licensing or joint development agreements, including collaborative research and development arrangements with large pharmaceutical companies pursuant to which certain costs associated with the regulatory approval process for certain of its products would be borne by the licensees or joint developers. There can be no assurance that these sales or financing activities will be successful.


Results of Operations
- ---------------------

Six months ended June 30, 1995 and 1996
- ---------------------------------------

     Revenue for the six month period ended June 30, 1996 increased by $968,905, a 152.2% increase from the six month period ended June 30, 1995. The increase is principally due to contract and license revenue of $1,000,000, generated from the collaborative agreement with Centeon, partially offset by a $12,048 decrease in research reagent sales volume.

     Cost of sales increased by $1,179 during the first six months of 1996, a 1.9% increase from the comparable period in 1995.

     Research and development expenses increased $470,514 during the first six months of 1996, a 15.2% increase from the first six months of 1995. The increase is principally due to higher personnel costs and clinical trial expenses.

     General and administrative expenses increased by $69,539 for the first six months of 1996, a 6.1% increase from the first six months of 1995. Increases in personnel costs, partially offset by lower depreciation expense and rent expense contributed to this increase.

     Interest and dividend income increased by $341,790 for the first six months of 1996, a 140.6% increase from the same period in 1995, reflecting a higher average cash balance, primarily as the result of proceeds received from the Company's Warrant Reduction Offer.

Three months ended June 30, 1995 and 1996
- -----------------------------------------

     Revenue for the three month period ended June 30, 1996 increased by $873,505, a 238.1% increase from the three month period ended June 30, 1995, principally reflecting the Centeon contract and license revenue of $1,000,000, offset by a $21,734 decrease in sales volume of research reagents.

     Cost of sales increased $1,134 during the three month period ending June 30, 1996, a 3.7% increase from the same period of 1995.

       Research and development expenses increased $276,988 during the three month period ended June 30, 1996, a 17.2% increase from the same period of 1995. The increase is principally due to increased activity associated with human clinical trials resulting in higher personnel costs and supply expenses.

     General and administrative expenses increased $77,758 for the period ended June 30, 1996, a 13.8% increase from the same period of 1995. The increase is primarily attributable to higher personnel costs and shareholder relations expense.

     Interest and dividend income increased $251,323 for the three months ended June 30, 1996, a 214.3% increase from the same period of 1995, reflecting a higher average cash balance, primarily as the result of proceeds received from the Company's Warrant Reduction Offer.

     The Company has incurred and will continue to incur significant costs in the area of research and development, including pre-clinical and clinical trials as its products move through the various stages of development. Administrative costs are also expected to increase with the increase of administrative activities and the creation of a marketing organization. The Company expects its operating losses to increase at an accelerated rate over the next several years as the Company expands its clinical trials and product development efforts.

Part II - Other Information


ITEM 6.  Exhibits and reports on Form 8-K


(a)  Exhibit:    27  Financial Data Schedule

(b)  Reports on Form 8-K:  None

                                   Signatures
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MEDAREX, INC.
                                        -------------
                                        (Registrant)

Date: August 5, 1996             By /s/ Michael A. Appelbaum
                                    ------------------------
                                        Michael A. Appelbaum
                                        Senior Vice President
                                        Finance & Administration
                                        (Principal Financial and
                                        Accounting Officer)