Form 10-Q
period 1996-09-30
MEDAREX INC
filed 1996-11-07
CIK 874255

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934



For quarter ended September 30, 1996                 Commission File No. 0-19312
                  ------------------                                     -------


                                 MEDAREX, INC.
                                 -------------
            (Exact name of registrant as specified in its charter.)

New Jersey                                                   22-2822175
----------                                                   ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

1545 Route 22 East, Annandale, New Jersey                    08801
-----------------------------------------                    -----
(Address or principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (908) 713-6001
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

Yes    X      No
    -------      -------

The number of shares of common stock, $.01 par value, outstanding as of November 5, 1996 was 17,592,992 shares.

                                 MEDAREX, INC.

                                BALANCE SHEETS

                                                                        December 31,                 September 30
                                                                     ----------------              ----------------
                                                                           1995                          1996
                                                                                                      (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                         $      3,540,759              $     20,013,274
   Marketable securities                                                   12,187,936                    13,720,034
   Trade accounts receivable, less allowance for doubtful
      accounts of $5,000                                                       59,576                        22,114
   Inventory                                                                   49,494                        38,573
   Prepaid expenses                                                           383,126                       269,008
   Other current assets                                                       153,230                       640,697
                                                                     ----------------              ----------------
         Total current assets                                              16,374,121                    34,703,700

 Property and equipment:
   Machinery and equipment                                                  1,941,348                     2,249,576
   Furniture and fixtures                                                     145,524                       160,279
   Leasehold improvements                                                     557,996                       557,996
                                                                     ----------------              ----------------
                                                                            2,644,868                     2,967,851

   Less accumulated depreciation and amortization                          (1,399,221)                   (1,746,653)
                                                                     ----------------              ----------------
                                                                            1,245,647                     1,221,198

Investments in, and advances to affiliate                                     324,484                       414,777
Segregated cash                                                             1,260,000                     1,260,000
Patents and other assets, net                                                  35,791                       612,457
                                                                     ----------------              ----------------
     Total assets                                                    $     19,240,043              $     38,212,132
                                                                     ================              ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Trade accounts payable                                            $        143,527              $        135,364
   Accrued liabilities                                                      1,105,408                       961,752
   Accrued offering costs                                                     100,000                       126,832
   Deferred contract revenue                                                  476,191                             -
                                                                     ----------------              ----------------
      Total current liabilities                                             1,825,126                     1,223,948

 Long-term debt and other long-term obligations                                39,833                       116,090

Commitments and contigencies                                                        -                             -

Stockholders' equity:
   Preferred stock, $1.00 par value, 2,000,000 shares authorized;
      none issued and outstanding                                                   -                             -
   Common stock, $.01 par value; 40,000,000 shares authorized;
       11,858,626 and 17,588,242 shares issued and outstanding,
       respectively                                                           118,587                       175,883
   Capital in excess of par value                                          41,814,203                    65,804,521
   Unrealized gain on securities                                               65,064                       188,630
   Accumulated deficit                                                    (24,622,770)                  (29,296,940)
                                                                     ----------------              ----------------

         Total stockholders' equity                                        17,375,084                    36,872,094
                                                                     ----------------              ----------------
         Total liabilities and stockholders' equity                  $     19,240,043              $     38,212,132
                                                                     ================              ================

See notes to these unaudited financial statements.

                                 MEDAREX, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Nine Months Ended                     Three Months Ended
                                             September 30,        September 30,      September 30,        September 30,
                                                 1995                1996                 1995                1996
                                            -------------        -------------       -------------        -------------
Sales                                       $     253,429        $     210,468       $     112,063        $      81,150
Contract and license revenues                     980,952            1,551,191             485,714               75,000
                                            -------------        -------------       -------------        -------------
      Total revenues                            1,234,381            1,761,659             597,777              156,150

Costs and expenses:
      Cost of sales                                94,008               99,839              31,947               36,599
      Research and development                  4,805,344            5,559,690           1,715,149            1,998,981
      General and administrative                1,691,483            1,862,846             558,875              660,700
                                            -------------        -------------       -------------        -------------
          Operating loss                       (5,356,454)          (5,760,716)         (1,708,194)          (2,540,130)

Interest and dividend income                      379,598            1,090,551             136,418              505,581
Interest expense                                   (6,010)              (4,006)             (1,135)              (1,222)
                                            -------------        -------------       -------------        -------------
          Net loss                          $  (4,982,866)       $  (4,674,171)      $  (1,572,911)       $  (2,035,771)
                                            =============        =============       =============        =============
Net loss per share                                 ($0.55)              ($0.32)             ($0.16)              ($0.12)
                                            =============        =============       =============        =============
Weighted-average number of common
   shares outstanding during the period         9,023,590           14,515,314           9,613,626           17,085,364



See notes to these unaudited financial statements.

                                 MEDAREX, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               For the Nine Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                             1995                         1996
                                                                             ----                         ----
Operating activities:
   Net loss                                                          $     (4,982,866)            $     (4,647,171)
   Adjustments to reconcile net loss to net cash
      from operating activities:
         Depreciation                                                         312,980                      267,383
         Amortization                                                         105,378                      115,883
Changes in operating assets and liabilities:
   Decrease in trade accounts receivable, net                                   2,247                       37,462
   Decrease in inventory                                                       14,290                       10,921
   Increase in prepaid expenses and other
      current assets                                                          (76,955)                    (373,350)
   Decrease in trade accounts payable                                         (95,962)                      (8,163)
   Decrease in accrued liabilities                                            (47,286)                    (136,051)
   Increase (decrease) in deferred contract revenue                           161,905                     (476,191)
                                                                     ----------------             -----------------
        Net cash used in operating activities                              (4,606,269)                  (5,236,277)

Investing activities:
   Purchase of property and equipment                                        (186,905)                    (322,983)
   Increase in advances to affiliate                                                -                      (90,293)
   Purchase of marketable securities                                                -                   (1,408,532)
   Sale of marketable securities                                            2,747,503                            -
                                                                     ----------------             -----------------
       Net cash provided by (used in) investing activities                  2,560,598                   (1,821,808)

Financing activities:
   Cash received from sales of securities, net                              2,848,642                   23,435,114
   Proceeds from long term debt                                                                            110,160
   Principle payments under debt obligation                                   (13,161)                     (14,674)
                                                                     ----------------             -----------------
       Net cash provided by financing activities                            2,835,481                    23,530,600
                                                                     ----------------             -----------------
       Net increase  in cash and cash equivalents                             789,810                    16,472,515
Cash and cash equivalents at beginning of period                            4,308,262                     3,540,759
                                                                     ----------------             -----------------
Cash and cash equivalents at end of period                           $      5,098,072             $      20,013,274
                                                                     ================             =================

Non-cash investing and financing activities:
       Non-cash acquisition of patent rights                         $              -             $         612,500
                                                                     ================             =================

Supplemental disclosures of cash flow information
   Cash paid during period for:
      Income taxes                                                   $              -             $               -
                                                                     ================             =================

      Interest                                                       $          6,010             $           2,784
                                                                     ================             =================

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

     The Company had approximately $33.7 million in cash, cash equivalents and marketable securities and approximately $1.3 million in a segregated cash account as of September 30, 1996. Operating activities consumed $5,236,277 of cash for the nine month period ended September 30, 1996.

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

     The Company leases approximately 45,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. Management believes that this facility is well suited for clinical-grade production of Bispecific and monoclonal antibodies as it has in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. As of September 30, 1996, the Company had commitments for approximately $125,000 of capital expenditures.

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


Results of Operations
---------------------

Nine months ended September 30, 1995 and 1996
---------------------------------------------

     Revenue for the nine month period ended September 30, 1996 increased by $527,278, a 42.7% increase from the nine month period ended September 30, 1995. The increase is principally due to contract and license revenue of $1,000,000, generated from a collaborative agreement entered into on April 26, 1996 with Centeon LLC, partially offset by a decrease in other contract revenues and a $42,961 decrease in research reagent sales volume.

     Cost of sales increased by $5,831 during the first nine months of 1996, a 6.2% increase from the comparable period in 1995.

     Research and development expenses increased $754,346 during the first nine months of 1996, a 15.7% increase from the first nine months of 1995. The increase is principally due to activity associated with human clinical trials in our two lead oncology bispecific products, MDX-210 and MDX-447.

     General and administrative expenses increased by $171,363 for the first nine months of 1996, a 10.1% increase from the first nine months of 1995. Increases in personnel costs, partially offset by lower depreciation expense and rent expense contributed to this increase.

     Interest and dividend income increased by $710,953 for the first nine months of 1996, a 187.3% increase from the same period in 1995, reflecting a higher average cash balance, primarily as the result of proceeds received from the exercise of the Company's public Redeemable Warrants pursuant to a Warrant Reduction Offer which expired on May 15, 1996.


Three months ended September 30, 1995 and 1996
----------------------------------------------

     Revenue for the three month period ended September 30, 1996 decreased by $441,627, a 73.9% decrease from the three month period ended September 30, 1995, reflecting a $410,714 decrease in contract and license revenue for the third quarter and, a $30,913 decrease in sales volume of research reagents.

     Cost of sales increased $4,652 during the three month period ending September 30, 1996, a 14.6% increase from the same period of 1995.

     Research and development expenses increased $283,832 during the three month period ended September 30, 1996, a 16.5% increase from the same period of 1995. The increase is principally due to increased activity associated with human clinical trials resulting in higher personnel costs and laboratory expenses.

     General and administrative expenses increased $101,825 for the period ended September 30, 1996, a 18.2% increase from the same period of 1995. The increase is primarily attributable to higher personnel costs and bank fees associated with investment activities.

     Interest and dividend income increased $369,163 for the three months ended September 30, 1996, a 270.6% increase from the same period of 1995, reflecting a higher average cash balance, primarily as the result of proceeds received from the exercise of the Company's public Redeemable Warrants pursuant to a Warrant Reduction Offer.

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


(a)  Exhibits:  None

(b)  Reports on Form 8-K:  None

                                   Signatures
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MEDAREX, INC.
                                             -------------
                                             (Registrant)

Date: November 7, 1996                By /s/ Michael A. Appelbaum
                                         ------------------------
                                             Michael A. Appelbaum
                                             Senior Vice President
                                             Finance and Administration
                                             (Principal Financial and
                                             Accounting Officer)