Form 10-K405
period 1996-12-31
MEDAREX INC
filed 1997-03-27
CIK 874255

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-K

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996        Commission File No. 0-19312
                          -----------------                            -------


                                 MEDAREX, INC.
                                 -------------
            (Exact name of registrant as specified in its charter)

New Jersey                                                   22-2822175
----------                                                   ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)


1545 Route 22 East, Annandale, New Jersey          08801-0953
-----------------------------------------          ----------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:    (908) 713-6001
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

     Title of each class            Name of each exchange on which registered
     -------------------            -----------------------------------------

Common Stock ($0.01 par value)      The Nasdaq Stock Market under symbol MEDX
Redeemable Warrants to purchase     The Nasdaq Stock Market under symbol MEDXW
  Common Stock




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]          No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                    [X]

As of December 31, 1996, the registrant had outstanding 17,592,992 shares of Common Stock, $0.01 par value ("Common Stock"), which is registrant's only class of Common Stock.

The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price of $8.75 per share on March 10, 1997 was approximately $141,341,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
 (Specific pages incorporated are identified under the applicable item herein)

Portions of the registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on May 15, 1997 (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index.

                                    PART I


     This Annual Report for Medarex, Inc. ("Medarex" or the "Company") contains forward-looking statements which involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" as well as those discussed elsewhere in this document. Actual events or results may differ materially from those discussed in this Annual Report.

ITEM 1.  BUSINESS

GENERAL

     Medarex, Inc. ("Medarex" or the "Company") is a biotechnology company developing therapeutic products for cancer, AIDS and other life-threatening diseases based on proprietary technology in the field of immunology. Medarex's products are designed either to enhance and direct a specific immune response or to block or diminish an undesirable immunological activity. The Company's broad technology platform has led to several products now in clinical trials and to three strategic alliances and has the potential to provide the foundation for new products and new strategic alliances in various therapeutic areas. At present, the Company has six products in twelve human clinical trials for the treatment of breast cancer, prostate cancer, head and neck cancer and a variety of other solid tumor cancers, leukemia, AIDS and certain autoimmune conditions. The Company is developing three of its products through strategic alliances with Novartis Inc., of Basel Switzerland (Novartis), Merck KGaA, of Darmstadt, Germany (E. Merck) and Centeon, L.L.C., of King of Prussia, Pennsylvania (Centeon).

     The Company's principal products under development are bispecific; that is, they are designed to attach to both disease targets and immune system killer cells simultaneously. This dual binding ability is essentially a target-trigger combination in which one portion of the Bispecific binds to a Trigger molecule on killer cells and the other targets and binds to the tumor cell or infectious agent (a "pathogen") to be eliminated. After joining the killer cell and the tumor cell or pathogen, the Bispecific triggers the killer cell's destruction of the target. Based on early clinical trial results, management believes that its Bispecifics have the potential to cause the destruction of tumors and pathogens that ordinarily might escape detection by the body's immune system. See "Risk Factors."

     The Trigger portion of the Company's Bispecific products may be linked to a variety of different targeting mechanisms, such as recombinant proteins, single chain antibodies and antibody fragments. For this reason, the Company believes that its Bispecifics may be designed for the treatment of a wide range of cancers, viruses, bacteria and parasites. The Company has patented the Trigger molecule and has obtained licenses to a number of targeting mechanisms.

     In April 1996, the Company entered into a strategic alliance with Centeon for the development of MDX-33 for the treatment of autoimmune hematological disorders. Pursuant to the collaboration, Centeon has licensed MDX-33, the Company's monoclonal antibody therapeutic used in down-regulating parts of the immune system, on a worldwide basis for diseases like Idiopathic Thrombocytopenia Purpura (ITP). MDX-33 is currently in Phase I clinical trials. In May 1995, the Company entered into a strategic alliance with Novartis pursuant to which Novartis obtained a worldwide exclusive license to MDX-210, the Company's Bispecific therapeutic for tumors that overexpress an antigen known as HER-2. These tumors include a significant number of breast, ovarian, prostate and other tumors. MDX-210 is currently in Phase II clinical trials.
In 1994, the Company entered into a collaborative arrangement with E. Merck pursuant to which the Company is developing MDX-447 for the treatment of cancers that overexpress the epidermal growth factor receptor ("EGF-R"). Cancers in which EGF-R is overexpressed include head and neck, breast, brain, non-small cell lung and bladder tumors. MDX-447 is currently in Phase I/II clinical trials. Medarex is currently in discussions with biotechnology and pharmaceutical companies and academic institutions to establish collaborations for the creation and development of additional Bispecific products.

     The Company believes that its Bispecific products may also act as therapeutic vaccines. In addition to destroying the target cells, they may stimulate the patient's own immune system to generate a further active immune response leading to the production of specific antibodies and killer cells that may cause on-going destruction of the tumor or pathogen. Research programs are also underway to develop Bispecific products as tumor vaccines. See "Risk Factors."

     On February 28, 1997, Medarex acquired Houston Biotechnology Incorporated ("Houston") pursuant to an Agreement and Plan of Merger entered into on December 18, 1996 (the "Merger Agreement"). Under the terms of the Merger Agreement, Medarex issued 1,026,245 shares of its common stock in exchange for the 5,638,707 outstanding shares of common stock of Houston. In accordance with the terms of the Merger Agreement, Houston became a wholly-owned subsidiary of Medarex.

     Houston is developing monoclonal and other biopharmaceutical products to prevent secondary cataracts and to treat glaucoma, disorders that impair or destroy human vision. In December 1995, Houston entered into a strategic alliance with Santen Pharmaceutical Co., Ltd. ("Santen") for the development of MDX-RA to prevent the formation of secondary cataract. Pursuant to the collaboration, Santen has obtained the exclusive marketing rights of MDX-RA in Japan. MDX-RA is currently in Phase II clinical trials.

TECHNOLOGY OVERVIEW

     One of the body's natural defenses against disease is the creation of antibodies by the immune system. Based on immune responses over one's lifetime either to infections or vaccinations, adults typically have a large number of antibodies (exceeding 10 to the 20th power) present in their bodies. These antibodies are proteins that seek out, recognize and bind to a particular site on cells, viruses and other organisms (each, an "antigen") in a highly specific manner, one that can be likened to a key fitting into a lock. Each antibody detects and binds to a particular antigen. It is this specificity that makes antibodies potentially useful in various therapeutic applications.

     A monoclonal antibody is a type of antibody produced from a single cell known as a hybridoma. The growth of a hybridoma allows the continuous production of a single type of monoclonal antibody over an indefinite period of time. All antibodies produced by the same hybridoma are identical; they bind to the same antigen in exactly the same way. The advent of monoclonal antibodies in 1975 created interest among scientists and physicians who believed that this new development could be used to treat cancer and other illnesses by directing therapy to tumor cells as well as viruses, bacteria and parasites. Since that time, scientists have attempted to design therapeutic products based upon monoclonal antibodies, and researchers have produced a number of these monoclonal antibodies that bind to tumors or pathogens. The results of numerous clinical trials, however, have demonstrated that simply injecting monoclonal antibodies into the bloodstream of cancer patients has not often had meaningful therapeutic effects.

     To create a therapeutic effect, an antibody must not only attach itself to a tumor cell or pathogen but must also stimulate a response by other components of the immune system to kill the tumor cell or pathogen. Typically, this occurs when the antibodies attract the attention of killer cells - white blood cells such as macrophages, monocytes and neutrophils (collectively, "macrophages"). Macrophages are natural immune cells of the body whose normal role is the elimination of foreign pathogens such as viruses and bacteria. To signal a macrophage to kill a particular target, an antibody must not only attach to its target, but must also bind to a trigger molecule on the surface of the macrophage. This trigger molecule is known as an Fc receptor. Fc receptors are involved in clearance of antibody bound pathogens and target cells. Three different classes of human Fc receptors which bind human immunoglobulin (IgG) have been defined, utilizing antibody subtypes that are specific for each. The type I Fc receptor is highly expressed on monocytes and macrophages and binds IgG with high affinity. The type I Fc receptor is the only Fc receptor that binds IgG and has been demonstrated to mediate killing of tumor cell targets in vitro by all cells on which it is found in the body. Throughout this document, the use of the word "Fc receptor" refers only to the type I Fc receptor. It is only when the antibody binds simultaneously both to its target and to an Fc receptor on a macrophage that the macrophage responds by destroying the target.

     The Fc receptor is found on large numbers of killer cells such as macrophages and monocytes and can be activated on neutrophils and dendritic cells. The Fc receptor is a trigger molecule that can initiate an immunological chain reaction leading to various activities, including specific target cell killing, phagocytosis, release of cytokines and antigen presentation. These activities involve not only the Fc receptor-bearing killer cells, but also through their actions, helper T cells, cytotoxic (killer) T cells, B cells and antibody production. Phagocytosis involves internalizing the pathogen and breaking it down into fragments, which are then transported to the surface of the killer cell and "presented" to helper T cells and B cells. This process, known as antigen presentation, can lead to the production of cytotoxic T cells and antibodies specific to the pathogen. Conventional vaccines typically employ this process to induce protective immunity against a wide variety of diseases.

     The Company believes that few monoclonal antibody-based therapeutics have succeeded in linking a tumor or pathogen to the Fc receptors in a way that has a clinically significant therapeutic effect in patients. Only one antibody at a time can bind at the normal binding site of an Fc receptor, and normally all Fc receptors are fully occupied by circulating antibodies (most of which are not attached to any pathogen). Monoclonal antibodies that are given to a patient for the treatment of a disease, whether the treatment is designed for cancer, an infectious disease or an autoimmune condition, must therefore compete with the vast number of normal antibodies present in the body, many of which are capable of attaching themselves to a triggering Fc receptor. The Company believes that this "antibody-blockade" has impeded monoclonal antibodies from being therapeutically effective. The Company also believes that it is difficult to inject patients with enough antibodies to overcome the effects of antibody-blockade. Furthermore, many of the monoclonal antibodies that have been used for therapy are rapidly cleared from the body because they appear as foreign substances to the immune system, and thus have only a short time in which to attach to Fc receptors. Finally many of the earliest murine (i.e., mouse derived) monoclonals interacted poorly, if at all, with human Fc receptors. Human and humanized antibodies were designed to overcome the deficiencies of murine antibodies. They are capable of binding to and triggering Fc receptors, but that binding may be inefficient because the monoclonals must compete with the antibody-blockade. Accordingly, even these human and humanized antibodies have not often demonstrated an ability to mediate a potent immunological cascade.

MEDAREX'S TECHNOLOGY

     Medarex's Bispecifics typically consist of two antibody fragments, each of which is specific for a different site, that are fused into one "bispecific" antibody. The "Trigger" fragment, which is a humanized antibody fragment proprietary to Medarex, is specific for the Fc receptor, and consequently is capable of binding to and triggering a macrophage. The "target" fragment, which is licensed to Medarex by a third party, is specific for a particular antigen on a tumor cell or pathogen, depending on the target fragment utilized. The Company's Bispecifics, therefore, are designed to bind to a specific type of tumor cell or pathogen and to a killer cell, triggering the destruction by the killer cell of the target.

     Based on early clinical trial results, the Company believes that its Bispecific technology differs from conventional antibody technology in that it involves an approach that circumvents the antibody-blockade. Medarex's Bispecific products can attach directly to Fc receptors without competition from natural antibodies because they bind at a site that is separate from the normal binding site. Data from clinical trials has shown that a large percentage of the patient's monocytes can be "armed" with thousands of Bispecifics within minutes after the infusion of a few milligrams of the product. When the targeting component of the Bispecific binds to a tumor or pathogen, the killer cell may be triggered to destroy the target and to commence the process of antigen presentation. The Bispecific products may thus combine the potential for cell killing (cytotoxicity) with antigen presentation (vaccinating the patients against their own disease). By their potential ability to combine targeted cell killing with antigen presentation, Bispecifics are designed to be more efficient than monoclonal antibodies and to have a more comprehensive and enduring effect than other therapeutic agents designed only to destroy tumor cells or pathogens.

     The Company believes its anti-tumor therapeutic products may also be employed as therapeutic vaccines. Based on clinical trial results, management believes that these products may cause the presentation of tumor-associated antigens that are different from the originally targeted antigen. This same approach may be employed in developing therapeutic vaccines for infectious diseases, and it may also be used to induce the presentation of antigens that are normally difficult to present when conventional adjuvants are used. See "Risk Factors."

     In addition to Bispecific products, the Company's other primary approaches to fighting disease include: first, targeting cells to be killed by activating the complement cascade. This approach is currently being used in clinical trials to treat acute myeloid leukemia ("AML") patients. In general, the complement system consists of a series of protein factors and enzymes that can be activated in a cascade to attack antibody-coated targets; and second, the Company's MDX-33 product works by diminishing the triggering function on various immune system killer cells, potentially eliminating harmful autoimmune activity.

     Houston's lead product, which is in Phase II clinical trials, is an immunotoxin used to prevent secondary cataracts. This immunotoxin, known as 4197X-RA ("MDX-RA"), is a monoclonal antibody linked to a cellular toxin which is injected into the eye during primary cataract surgery after the insertion of a new intraocular lens. The immunotoxin is used to destroy residual lens epithelial cells, which, if left to grow, could cause opacification of the new intraocular lens ultimately resulting in the need for secondary cataract
surgery.   A Phase I/II placebo-controlled clinical trial has been completed which demonstrated MDX-RA inhibits the development of opacification of new intraocular lenses following primary cataract surgery caused by the overgrowth of residual lens epithelial cells.

MARKET OVERVIEW

     CANCER. The Company has targeted the following cancer indications for treatment with its therapeutic products.

     Breast Cancer. The American Cancer Society (the "ACS") estimated that approximately 184,300 new cases of breast cancer would be diagnosed in the United States in 1996./1/ Current treatments have extended the five-year survival rate for localized breast cancer to 96%. If the breast cancer has spread regionally, however, the five-year survival rate is 75% and for persons with distant metastases, the five-year survival rate is 20%, according to the ACS.

     Ovarian Cancer. The ACS estimated that approximately 26,700 new cases of ovarian cancer would be diagnosed in the United States in 1996. Current treatments include surgical removal of one or both ovaries, the uterus and the fallopian tubes as well as radiation and drug therapy. According to the ACS, ovarian cancer is the leading cause of death for cancers of the female reproductive system, and the overall five-year survival rate is 44%.

     Prostate Cancer. The ACS estimated that approximately 317,100 new cases of prostate cancer would be diagnosed in the United States in 1996. Current treatment options include surgery, radiation and/or hormones and anti-cancer drugs. Prostate cancer is the second leading cause of cancer death in men, resulting in an estimated 41,400 deaths in 1996 in the United States.

     Colon Cancer. The ACS estimated that approximately 133,500 new cases of colon cancer would be diagnosed in the United States in 1996. Five-year survival, if detected early, is 91%. After the cancer has spread locally, the survival rate decreases to 63%, and patients with distant metastases have less that a 7% chance of survival.

     Gastric, Lung, Head and Neck, Kidney and Bladder Cancer. The ACS estimated that approximately 22,800 new cases of gastric cancer, 177,000 of lung cancer (of which non-small cell lung cancer is a subset), 41,090 of head and neck cancers, 30,600 of kidney cancers and 52,900 of bladder cancers would be diagnosed in the United States in 1996.

----------------------

/1/      Source: "American Cancer Society Facts and Figures-1996."

     Melanoma, Glioma and Neuroblastoma. The ACS estimated that approximately 38,300 new cases of melanoma and approximately 17,900 new cases of glioma and neuroblastoma would be diagnosed in the United States in 1996. Melanoma is the most fatal form of skin cancer and glioma and neuroblastoma are forms of cancer affecting the brain and nervous system.

     Leukemia. AML is a cancer affecting certain white blood cells. The ACS estimated that approximately 12,800 AML patients would be diagnosed in the United States in 1996. The disease spreads rapidly and median survival with conventional therapy is approximately one year.

     INFECTIOUS AND AUTOIMMUNE DISEASES. The Company has targeted the following infectious and autoimmune diseases for treatment with its therapeutic products.

     AIDS. The number of positively diagnosed cases of AIDS and infection by the virus that causes AIDS, HIV, has increased significantly since the disease was first identified in 1981. According to the Centers for Disease Control and Prevention ("CDC"), as of June 30, 1996 there had been 548,102 AIDS cases in the United States. The CDC estimates that as of June 30, 1996 approximately 343,000 people had died of AIDS and related syndromes in the United States. In addition, the World Health Organization estimated the number of persons worldwide living with HIV/AIDS at the end of 1996 to be 22,800,000.

     Idiopathic Thrombocytopenia Purpura. ITP is an autoimmune condition in which a patient's platelets are destroyed by the patient's own immune system. According to Department of Health and Human Services, there were approximately 150,000 primary, secondary and other unspecified thrombocytopenias in the United States in 1992.

     OTHER. Secondary cataracts. Secondary cataracts are the result of lens epithelial cells growing over and opacifying an intraocular lens implanted during primary cataract surgery. The American Academy of Ophthalmology estimates that there were approximately 1,450,000 primary cataract surgeries reimbursed by Medicare and approximately 630,000 secondary cataract surgeries reimbursed by Medicare in the United States during 1995.

COMPANY'S PRODUCTS

     The following table outlines the Company's products and current development status.

          Product              Indications            Development Status        Commercial Rights
---------------------------  ----------------      -----------------------   -----------------------
CANCER PRODUCTS
MDX-210                      Breast, ovarian,          Phase II              Novartis - Worldwide
                             prostate, renal cell,
                             colon
MDX-447                      Head and neck            Phase I/II             Medarex - U.S.
                                                                             E. Merck - Europe
                                                                             Medarex/E. Merck - all other areas
MDX-220                      Colon and prostate      Pre-clinical            Medarex
MDX-260                      Melanoma and            Pre-clinical            Medarex
                             glioma
MDX-11                       Leukemia - in vivo        Phase II              Medarex
MDX-22                       Leukemia - bone           Phase II              Medarex
                             marrow purging
Tumor Vaccines               Various tumors          Research                Medarex

INFECTIOUS DISEASES
MDX-240                      AIDS                     Phase I/II             Medarex
Anti-fungal bispecific       Candida                Pre-clinical             Medarex
antibody

AUTOIMMUNE DISEASES
MDX-33                       ITP                       Phase I               Centeon

OTHER
MDX-RA                       Prevention of             Phase II              Medarex - worldwide except
                             secondary cataracts                             Japan
                                                                             Santen - Japan

    BISPECIFIC CANCER PRODUCTS. Each of the Company's Bispecific therapeutic products for cancer targets a different antigen. MDX-210, MDX-447, MDX-220 and MDX-260 are all antigen-specific products and may be useful in the treatment of the various forms of cancer in which their specific antigen targets are highly expressed.

    MDX-210: HER-2 Overexpressing Tumors. The Company is developing MDX-210, a Bispecific product designed to treat tumors that overexpress the antigen HER-2. MDX-210 combines the Company's proprietary Trigger antibody fragment with a targeting antibody fragment specific for the HER-2 antigen. Researchers have discovered that HER-2 is overexpressed in breast, ovarian, prostate, colon and other cancers, and, with respect to breast cancer, is generally associated with poor prognosis for survival. In May 1995, the Company entered into a collaborative agreement with Novartis providing for the development and commercialization of MDX-210. Pursuant to this collaboration, the Company has granted Novartis worldwide marketing rights. The targeting component used in this product is licensed to the Company by Chiron Corporation. In October 1993, the Company was granted orphan drug designation for MDX-210 for the treatment of ovarian cancer.

    During 1994, a Phase I/II clinical trial for MDX-210 was completed at Dartmouth Medical School ("Dartmouth Medical") pursuant to an investigator-sponsored IND application. These results indicated that MDX-210 was well tolerated, had bound to macrophages in vivo, had induced an immune response at all dose levels as measured by the binding of MDX-210 to white blood cells and the release of biologically significant quantities of cytokines and had induced certain tumor shrinkage or other clinical responses in two of the ten patients with measurable tumors. Based on the results of this early clinical trial, the Company launched the six additional Phase I/II MDX-210 trials alone or in combination with cytokines.

    In the fourth quarter of 1996, the following three Phase II clinical trials of MDX-210 were launched.

    The Queen Elizabeth Hospital, Birmingham, UK and Hammersmith Hospital, London, UK--two multi-dose studies in combination with GM-CSF, one in prostate cancer and one in renal cell carcinoma.

    The Karolinska Hospital, Stockholm, Sweden--a multi-dose study in combination with GM-CSF in patients with colorectal cancer.

    The Company's MDX-210 Bispecific currently undergoing clinical trials consists of a humanized Trigger component and a murine target component.

    MDX-447: Head and Neck and other EGF-R Expressing Cancers. The Company is developing a Bispecific product known as MDX-447 for the treatment of cancers that overexpress the antigen EGF-R. This development project is being conducted pursuant to a collaborative arrangement with E. Merck. MDX-447 is designed to induce tumor cell killing by simultaneously binding to a protein known as EGF-R found on the surface of various types of tumors and to Fc receptors on macrophages and other white blood cells. The Trigger and target components of MDX-447 are both humanized. EGF-R has been found to be over-expressed in a significant percentage of head and neck, breast, brain, non-small cell lung and bladder tumors. The EGF-R targeting component was contributed to the collaboration by E. Merck.

    A Phase I/II clinical trial of MDX-447 to treat cancers that overexpress EGF-R, particularly head and neck cancers, commenced in 1995 at the Memorial Sloan-Kettering Cancer Center.

    MDX-220: Colon and Prostate. The Company is developing a Bispecific therapeutic product, designated MDX-220, that targets TAG-72, an antigen found on colon, prostate and certain other tumors. The targeting component for this product, known as CC-49, has been licensed from the National Cancer Institute.

    MDX-260: Melanoma and Glioma. The Company is developing a Bispecific therapeutic product, designated MDX-260, that targets GD-2, an antigen found on melanomas, gliomas and neuroblastomas. The targeting component for this product has been licensed from researchers at the University of Vaudrois in Switzerland. Initial pre-clinical studies were completed at the Institut Curie in Paris, France.

    OTHER CANCER PRODUCTS. The Company is also developing therapeutic products which activate the complement cascade, which consists of a series of protein factors and enzymes that can attack certain diseased cells, as well as tumor vaccines.

    MDX-11 and MDX-22: Leukemia. Medarex is developing two therapeutic products, designated MDX-11 and MDX-22, for the treatment of AML, a usually fatal form of cancer. Some cancers, including AML, spread to the bone marrow and become extremely difficult to treat successfully. The bone marrow is the tissue in the body responsible for regenerating the cells of the immune system. If the marrow is subjected to high doses of conventional therapies such as chemotherapy or radiation, the marrow's vital stem cells, necessary for immune cell regeneration, will often be eliminated, and the patient may suffer a life-threatening immune deficiency. Yet, if the cancer cells in the bone marrow are left untreated, the cancer is likely to recur.

    MDX-11 is a therapeutic product for AML that specifically binds to leukemia cells and is designed to cause their destruction by triggering the body's natural complement system, a cascade of serum proteins that results in cell destruction. In a multi-center Phase I/II trial of 16 patients suffering form advanced or secondary AML, MDX-11 was generally well tolerated. In addition, results from the clinical study demonstrated that treatment with MDX-11 alone caused the destruction of an average of 90% of circulating leukemia cells in half of the patients. Phase II clinical trials of MDX-11 commenced during 1994. In 1991, the Company was granted an orphan drug designation for MDX-11 for the treatment of AML.

    MDX-22, the Company's other AML product, is intended to be used as an ex vivo therapy during bone marrow transplants. This product has been tested in clinical trials under an investigator-sponsored IND at Dartmouth Medical and other institutions since 1983. The treatment involves removing a patient's own bone marrow and purging it of cancer cells by exposing the bone marrow to MDX-
22. After the patient has received high levels of conventional chemotherapy and, in certain circumstances, radiation therapy, the purged bone marrow is returned in an effort to re-establish the patient's immune system. The use of the patient's own marrow eliminates the difficulty of finding an appropriately matched donor and the complications frequently associated with use of donated marrow, such as graft-versus-host disease. Phase II clinical trials of MDX-22 are in progress. The results from the first 138 patients indicated a significant improvement in the proportion of patients surviving long-term when compared to conventional chemotherapeutic regimens in the absence of bone marrow transplantation. In 1990 the Company was granted orphan drug designation for MDX-22 for the treatment of AML.

    Tumor Vaccines. Results of recent clinical trials have suggested that Medarex's Bispecifics have stimulated antigen presentation and an endogenous anti-tumor response in some of the patients. Recent studies in transgenic mice that express the human Fc receptor have also shown that antigen presentation via the Fc receptor can induce an immune response to the antigen. Several tumor-associated antigens have been identified, and the Company is now making genetically constructed Bispecific fusion proteins which may be employed as therapeutic vaccines for cancer patients.

    INFECTIOUS AND AUTOIMMUNE DISEASE PRODUCTS. The Company is developing two products for the treatment of certain infectious and autoimmune diseases.

    MDX-240: AIDS. The Company is developing a Bispecific product, designated MDX-240, for the treatment of AIDS. HIV is the virus that infects blood cells that have a receptor known as CD4 on their surfaces, and it appears that this infection is responsible for the onset of AIDS. Antiviral materials currently approved by the FDA for the treatment of AIDS seek to inhibit viral activity or related symptoms of the disease, but to date they have not been shown to be as clinically effective in eliminating HIV or HIV-infected cells as many researchers had hoped.

    MDX-240 is composed of the Company's Trigger molecule linked to a targeting component that binds to HIV. The targeting component is a human antibody to a portion of the virus known as GP-41. This product is designed to direct macrophages to neutralize HIV as well as HIV-infected cells in the body. In vitro studies suggest that macrophages may be able to neutralize HIV when HIV is targeted for interaction with Fc receptors through Bispecifics. Such studies have been conducted by scientists at the Company and at Dartmouth Medical as well as by a team of scientists affiliated with the Institut Pasteur in Paris, France. In 1996, the Company reported on a twelve patient Phase I/II clinical trial of MDX-240 conducted in France and Belgium. In this trial, MDX-240 was well tolerated and provoked a transient increase in CD4 positive T-cell counts in one third of the patients. In the remaining patients, CD4 positive T-cell counts remained stable, and viral levels remained stable in all patients.

    Anti-Fungal Bispecific Antibody: Candida. The Company is developing a therapeutic product for the treatment of candidiasis, which is a broad range of clinically important fungal infections caused by Candida. The product will be composed of the Company's Trigger molecule and targeting antibody to candida.

    MDX-33: Idiopathic Thrombocytopenia Purpura. The Company is developing a product, designated MDX-33, for the treatment of ITP, an autoimmune condition in which patients' platelets are destroyed by their own immune systems. Conventional treatment includes steroids, removal of the spleen and high doses of intravenous IgG. The Company believes that intravenous IgG creates an antibody blockade by overwhelming the Fc receptors with extremely large quantities of antibodies, thus minimizing the effects of the auto-antibodies.

    MDX-33 may diminish the ability of various killer cells to phagocytose and destroy platelets by binding to Fc receptors in such a way as to temporarily remove many of the Fc receptors from the surface of the macrophage, potentially diminishing the autoimmune activity. By reducing the number of Fc receptors, MDX-33 is designed to achieve the same therapeutic result as provided by large quantities of intravenous IgG, and might eliminate or reduce the need for the human blood-derived products in the treatment of ITP. Pre-clinical studies of MDX-33 are currently being conducted by the Company. The Company is developing MDX-33 in collaboration with Centeon for autoimmune hematological disorders. A Phase I trial with MDX-33 in ITP commenced in 1996.

    OPHTHALMOLOGICAL PRODUCTS. Houston's lead product, MDX-RA, is a monoclonal antibody conjugated to a toxin known as ricin. This product, which is in Phase II clinical trials, is used during primary cataract surgery to prevent the occurrence of secondary cataracts. A Phase I/II placebo-controlled clinical trial has been completed which demonstrated MDX-RA inhibits the development of opacification of new intraocular lenses following primary cataract surgery caused by the overgrowth of residual lens epithelial cells. In addition to MDX-RA, Houston is also developing other products including a product for the treatment of open-angle glaucoma. The glaucoma product and its other products in the Houston portfolio other than MDX-RA are in the preclinical or research and development stage.

    In December 1995, Houston entered into a strategic allicance with Santen for the development of MDX-RA. Pursuant to the collaboration, Santen has obtained the exclusive marketing rights of MDX-RA in Japan. MDX-RA is currently in Phase II clinical trials.

    Currently, the Company does not have any products in Phase III clinical trials and none of the Company's products has been approved by the FDA for marketing. Any such products will have to satisfy various FDA requirements, including but not limited to FDA approval prior to their commercial distribution. Such approval may take two to four years or more following submission of the requisite marketing application, if it is complete, and may never be obtained. See "Risk Factors."

    The Company has experienced operating losses in each year since its inception and expects its operating losses to increase at an accelerated rate over the next several years as the Company expands and accelerates its clinical trials and product development efforts. See "Risk Factors."

CORPORATE COLLABORATIONS

    Medarex is actively pursuing the establishment of strategic alliances with established in 1994 with E. Merck, a second was established in 1995 with Novartis, a third was established in 1996 with Centeon and a fourth was added in the first quarter of 1997 with Santen in connection with the acquisition of Houston. See "Risk Factors."

    Merck KGaA. Under the terms of the E. Merck collaboration (the "Collaboration"), E. Merck's EGF-R targeting mechanism is being combined with the Company's Trigger mechanism to form MDX-447, a Bispecific product being developed for the treatment of head, neck and other EGF-R overexpressing cancers. In 1994, E. Merck purchased 450,000 shares of Common Stock at $7.00 per share for an aggregate purchase price of $3.15 million in lieu of research and development funding. E. Merck may also provide up to $1.25 million to fund further clinical trials. Upon the achievement of certain milestones, E. Merck may provide the Company with up to $25 million (the "Additional Funding") to fund Phase III clinical trials. E. Merck has the option, upon the commencement of the Additional Funding, to purchase 1.0 million shares of the Company's Common Stock at a price of $12.50 per share for an aggregate purchase price of $12.5 million to satisfy half of its Additional Funding obligation. E. Merck has certain additional rights to purchase the Company's Common Stock at a price of $15.00 per share to obtain an ownership interest of up to 10% of the Company's Common Stock on a fully diluted basis. After E. Merck's funding of $29 million of the Collaboration, the parties will share future development costs equally. There can be no assurance that the applicable milestones will be achieved or that additional funding will be received from E. Merck. See "Risk Factors."

    The Company has the exclusive commercialization rights in the United States, subject to royalties payable to E. Merck, for the EGF-R Bispecific and any other Bispecific developed by this Collaboration. E. Merck has exclusive commercialization rights in Europe, subject to royalties payable to the Company, and the two companies jointly hold commercialization rights for the rest of the world. In addition to the EGF-R Bispecific, other products covered by the Collaboration are a Bispecific for the treatment of other tumors employing a different E.

Merck targeting molecule and proprietary Bispecific technology developed by E. Merck capable of triggering the killing of tumors by T cells. The Collaboration does not cover any other of the Company's products.

    Novartis Inc.. The terms of the Novartis collaboration provides for the joint development of MDX-210 by the two companies. Medarex is primarily responsible for Phase II clinical trials; thereafter, Novartis is primarily responsible for Phase III clinical trials, regulatory approvals and commercial launch. Under the terms of the arrangement, on June 28, 1995, the Company sold 899,888 shares of Common Stock to Novartis for an aggregate purchase price of $4,000,000. The Company also granted Novartis worldwide exclusive rights to MDX-210 subject to Novartis' election to purchase additional equity in the amount of $4,000,000, make milestone and research and development payments of up to $31 million and pay royalties on product sales. In such event, Novartis would be responsible for all Phase III clinical trial and market launch costs of MDX-210. The Company has certain rights with respect to the manufacture of the product. There can be no assurances that additional funding will be received from Novartis. See "Risk Factors."

    Centeon L.L.C.. On April 26, 1996, the Company announced a collaborative arrangement with Centeon L.L.C. to jointly develop MDX-33, a humanized monoclonal antibody for the treatment of a variety of autoimmune hematological disorders. Under the terms of the agreement, Centeon will finance product development through Phase II clinical trials up to a maximum of $20 million. Upon successful completion of previous clinical trials, Centeon will also fund Phase III clinical, regulatory approvals and commercial launch costs. In addition, Centeon paid Medarex a $1 million up-front fee and will pay approximately $1 million in research and development funding for manufacturing improvements. Subject to the terms of the agreement, Centeon will pay Medarex approximately $10 million for the achievement of specific milestones. Upon commercialization, Centeon will have exclusive worldwide marketing rights to MDX-33 for autoimmune hematological disorders, and Medarex will be entitled to royalty payments and may also manufacture the product for Centeon. There can be no assurance that the additional funding will be received from Centeon. See "Risk Factors."

    Santen Pharmaceutical Co., Ltd.. Effective December 29, 1995, Houston and Santen entered into a Codevelopment and License Agreement (the "Santen License") covering the marketing in Japan of MDX-RA. To maintain exclusive marketing rights, Santen is required to provide $7,750,000 over the next six years to support Houston's development of MDX-RA. Houston received $250,000 in November 1995 from Santen under an Option Agreement related to the Santen License, and the payment schedule for the $7,750,000 is as follows: $750,000 in five installments through April 1996; $250,000 quarterly for 1996 through 2001, and $1 million within 60 days of delivery of an interim report on the refined product safety study or within 30 days of enrollment of the first patient in U.S. Phase III trials, at Santen's option. Santen may elect not to make any payment, but in such event, the license may be made non-exclusive or terminated by Houston. Santen is obligated to seek regulatory approval for the product in Japan and is responsible for the development cost associated with these efforts. Upon the commencement of commercial sales by Santen in Japan, Santen will pay Houston earned royalties based on net sales. Commencing six months after approval of MDX-RA by Japanese regulatory authorities, Santen is required to pay minimum royalties. Houston retains all marketing rights and Santen is required to purchase MDX-RA from Houston. Amounts paid by Santen to Houston, except those amounts related to the purchase of MDX-RA, are subject to a 10% withholding tax imposed by the Japanese government. Houston receives U.S. income tax credits equal to the amounts withheld, but Houston is not currently able to utilize such credits. There can be no assurances that additional financing will be received from Santen. See "Risk Factors."

RESEARCH AND DEVELOPMENT

    The Company focuses its research and development efforts on designing and developing its core technology and related products. The Company spent $5,905,043, $6,442,159 and $7,596,273 during the years ended December 31, 1994,
1995 and 1996, respectively, on activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques. Three percent (3%) of 1994 research and development costs were funded by E. Merck. Twelve percent (12%) of 1995 research and development costs were funded by E. Merck and ten percent (10%) was funded by Novartis. Fifteen percent (15%) of 1996 research and development costs were funded by Centeon and six percent (6%) was funded by Novartis. See "Risk Factors."

    Research Collaboration. The Company has obtained from Dartmouth Medical the exclusive worldwide rights (on a royalty-free basis) to the Trigger component of its Bispecific products. The Company also actively pursues opportunities to evaluate and possibly acquire from other companies and academic institutions targeting mechanisms that may be used in Bispecific therapeutic products.

    The Company has a license agreement with Chiron Corporation pursuant to which the Company obtained a license to two targeting molecules to HER-2 expressing tumors. The Company's obligation to pay royalties expires on the 10th anniversary of the first sale of licensed products thereunder. Additional targeting molecules have been licensed to the Company and others are currently under evaluation.

    In addition, under the terms of a certain Financing Agreement dated December 1, 1993 ("Financing Agreement") and amended on January 17, 1995 and further amended on December 19, 1996, by and among the Company, Immuno-Designed Molecules, S.A. ("IDM"), a biotechnology company based in France, and G. Musuri S.A., an investment and consulting company based in Spain, the Company has acquired an option to purchase the exclusive United States rights to a cellular therapy known as macrophage activated killer cells (MAK/TM/) when used in conjunction with Bispecifics or other protein-based targeting devices (Targeted Immuno-therapy) from IDM.

    MAK technology is designed to increase the therapeutic capacity of a patient's own white blood cells. MAKs have numerous potential applications, including possible use as cancer therapeutics in conjunction with the Company's Bispecifics.

    MAK therapy was well-tolerated in Phase I clinical trials conducted by IDM in Europe for the treatment of cancer and is currently being used in a Phase II trial in Europe for the treatment of cancer. IDM is currently developing additional protocols for Phase II clinical trials to be conducted in Europe.

    Under the terms of the amended option agreement, Medarex's option will not expire until three months after the receipt of final data from two separate clinical trials one of which Medarex will fund up to $200,000 and the second of which Medarex and IDM will jointly fund. The trials will be conducted utilizing the combination of MAK and Bispecifics. The Company can exercise its option for $600,000. The Company has also appointed a representative to the IDM Board of Directors.

    Payment of the option fee may be made at the Company's option in cash or by the delivery of the Company's registered Common Stock having a fair market value equal to the amount of the option fee or any combination thereof and will be made in six equal monthly installments following the exercise of the option by the Company. The Company is also required to pay to IDM royalties on the sales of any of the Company's products based on the IDM technology.

    Medarex Europe B.V. ("Medarex Europe"), a wholly-owned subsidiary of the Company, has established an alliance with Utrecht University, the largest research university in the Netherlands. New research will be conducted with Medarex's core technology and will expand into related areas of immunotherapy.

-------------------------------------
  /2/ MAK/(TM)/ is a trademark of IDM.

MARKETING, MANUFACTURING AND FACILITIES

    The Company's products fall into two groups: those intended to be marketed and sold by the Company and those expected to be marketed by licensees or distributors. The Company currently intends to market its products for EGF-R expressing cancers in the United States. The advanced stages of these diseases are treated primarily at Comprehensive Cancer Centers, 21 institutions specifically recognized by the National Cancer Institute with an especially broad approach to the treatment of cancer. The Company believes that a small sales force can successfully introduce and detail these products in this concentrated marketplace. Currently, the Company has no such sales force. The Company intends to develop its internal sales capacity as its first products progress toward commercialization. See "Risk Factors."

    Medarex acknowledges that the successful manufacturing and marketing of some of its products is beyond the capabilities of all but the largest pharmaceutical organizations. For this reason, the Company plans to license to major pharmaceutical companies individual products serving very large markets or those that will be widely distributed geographically, if the products are approved by the FDA. The Company's MDX-210, which has been licensed to Novartis, MDX-33, which has been licensed to Centeon, and MDX-240 products are likely to fall into this category.

    The Company's product licensing strategy is to require its licensees to fund the Company's later stage development work on the licensed products. In addition to receiving royalties on sales, the Company may retain manufacturing and co-marketing or co-promotion rights to these products.

    The Company has leased approximately 45,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. Management believes that this facility is well suited for clinical-grade production of its products as it has in place most utilities required for clinical-grade production, including a production unit designed to meet cGMP standards. The initial term of the lease expires on October 15, 1998 with an option to renew for on additional five-year period, except as to a 7,000 square foot portion of the premises housing the Company's corporate offices, the lease for which is terminable upon 60 days notice. The minimum annual lease commitment ranges between approximately $1,200,000 to $1,600,000, and the aggregate future minimum lease commitment as of December 31, 1996 over the remainder of the initial lease term was approximately $2,780,150.

    Additionally, as a result of the Houston acquisition, on February 28, 1997 the Company assumed the lease of Houston's facilities located in The Woodlands, Texas. The lease expires on February 28, 1999 and includes approximately 20,000 square feet of space, including approximately 16,000 square feet of research and development laboratories and manufacturing facilities. Houston subleases approximately 7,000 square feet of this space to another company.

    The Company is currently producing materials for its clinical trials in its existing facilities. However, the Company does not currently have the capability to manufacture its products under development in commercial quantities and has no experience in commercial-scale manufacturing.

    In 1994 and 1995, 35% and 45%, respectively, of the Company's total revenues were derived from E. Merck. Such revenues were derived from a collaborative arrangement with E. Merck dated March 30, 1994, pursuant to which the Company sold 450,000 shares of Common Stock to E. Merck at $7.00 per share, for an aggregate purchase price of $3,150,000. The sale of Common Stock was in lieu of research and development funding. The purchase price represented a premium of approximately $1,000,000 over the then fair market value of the Company's Common Stock. This premium represents consideration paid for clinical trial and research activities performed by the Company and has been amortized into income as the clinical trial and research activities were performed. At December 31, 1994, $200,000 was recognized as contract revenues and in 1995 $800,000 was recognized contract revenue. In 1995 and 1996, respectively, 37% and 25% of the Company's total revenues were derived from Novartis. This revenue was the result of an arrangement made on June 28, 1995 where the Company sold 899,888 shares of Common Stock to Novartis at $4.445 per share, for an aggregate purchase price of $4,000,000. The purchase price represented a premium of approximately $1,140,000 over the then fair market value of the Company's Common Stock. This premium represents consideration paid fo r research activities performed by the Company and is amortized into income as the clinical trial and research activities are performed. As of December 31, 1995, $666,667 had been recognized as contract revenues and $476,191 was recognized as contract revenue in 1996. In 1996, 61% of the Company's total revenue was derived from Centeon. Such revenues were derived from a collaborative arrangement with Centeon dated April 26, 1996. Included in revenue was $1,150,000 representing an up-front payment of $1,000,000 and $150,000 of research and development payments.

    No other single source accounted for more than 10% of the Company's total revenues for 1994, 1995 and 1996. See "Risk Factors."

RESEARCH REAGENT PRODUCTS

    Since 1988, the Company has sold certain of its research reagents to universities, hospitals and research institutes for use in laboratory research. These research products are sold through advertisements in scientific journals and through distributors. The Company plans to continue these sales of research reagents as an adjunct to its continuing emphasis on its research and development of therapeutic products.

COMPETITION

    The areas of product development on which the Company has focused are intensely competitive. The Company's competitors include major pharmaceutical and chemical companies, specialized biotechnology firms, universities and research institutions. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with those of the Company. Medarex depends upon its proprietary core technology, including its patented Trigger molecule, to compete in the therapeutic product market. The Company's competitive position also depends on its ability to attract and retain qualified personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure sufficient capital resources.

    Technologies other than those involving Bispecifics can also be applied to the treatment of the diseases that the Company's products are designed to treat. For example, immunoconjugates, monoclonal antibodies linked to toxins or radioactive isotopes, are being developed by others. In addition, the application of recombinant DNA technology to develop potential products consisting of proteins (cytokines) that occur normally in the body in small amounts has been underway for some time. Included in this group are Interleukin-2, interferons alpha, beta and gamma, tumor necrosis factor, colony stimulating factors and a number of other biological response modifiers.

    Continuing development of conventional chemotherapies and other drugs by large pharmaceutical companies carries with it the potential for discovery of an agent active against various solid tumor cancers, HIV, AML, ITP and secondary cataracts, the markets upon which the Company has focused. The development of new treatment methods, whether based on monoclonal antibodies or on other technologies, could render the Company's technology and products under development uncompetitive or obsolete. In particular, the Company is aware that Genentech, Inc. and Chiron Corporation have published reports indicating that they are developing monoclonal antibody-based products targeting HER-2 that may be competitive with MDX-210. The Company is also aware that ImClone Systems, Inc. has published reports indicating that it is developing monoclonal antibody-based products targeting EGF-R that may be competitive with MDX-447. ITP is currently being treated with WinRho sold by NABI, IVIgG and steroids all of which have limited success.

    Significant competitors in the development and marketing of ophthalmic pharmaceuticals include companies such as: Alcon Laboratories, Inc. (a division of Nestle, S.A.), Allergen Inc., Merck & Co., Novartis Vision Ophthalmics (a division of Novartis), Chiron Vision (a division of Chiron Corporation), Pharmacia & Upjohn, Inc., along with other smaller companies.

    With respect to the prevention of secondary cataract, the Company is not aware of any commercial competitor with a competing product on the market. Prizm Pharmaceuticals, Inc. ("Prizm") has announced plans to develop a macromolecular protein-toxin conjugate (fibroblast growth factor-asporin conjugate. Prizm has been informed that if they commercialize such conjugate, it would infringe certain of Houston's patent rights. Pharmacia & Upjohn, Inc. has a research-stage project related to the reduction of secondary cataract. Efforts of other competitors with respect to secondary cataract have been primarily directed toward enhanced surgical techniques, alternative intraocular lens designs and certain pharmacologic approaches. However, there can be no assurance that methods of preventing primary cataract or that other methods of preventing secondary cataract will not be developed, or that such methods would not prove to be more cost effective than MDX-RA. See "Risk Factors."

                PATENTS, TRADEMARKS, TRADE SECRETS AND LICENSES

    General. Proprietary protection for the Company's products, processes and know-how is important to the Company's business. The Company's policy is to file patent applications to protect technology, inventions, and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know-how, and continuing technological innovation to develop and maintain its competitive position. The Company plans to aggressively prosecute and defend its patents and proprietary technology. The Company has obtained patents from the United States patent office, the European patent office and the patent offices of Australia, Canada, New Zealand and Israel, covering the Company's Bispecific products. The opposition period for the granted European patent, in general, expired on January 5, 1996. These patents have expiration dates from 2007 - 2010. Additional patent applications are pending throughout the world.

    The Company is prosecuting its applications with the United States Patent and Trademark Office, but the Company does not know whether any of its applications will result in the issuance of any patents or trademarks or, if any patents are issued, whether any issued patent or trademark will provide significant proprietary protection or will be circumvented or invalidated. The Company intends to file additional patent and trademark applications, when appropriate, relating to improvements in its technologies and other specific products.

    The patent positions of biopharmaceutical and biotechnology firms, including Medarex, are generally uncertain and involve complex legal and factual questions. No assurance can be given regarding the breadth or enforceability of claims allowed in these types of patents.

    Competitors or potential competitors have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights relating to materials or processes competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents which the Company would need to license or circumvent.

    The Company also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets.

    Medarex typically requires its employees, consultants, outside scientific collaborators and sponsored researchers to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

    Agreements with the Trustees of Dartmouth College ("Dartmouth"). Pursuant to a joint venture agreement with Dartmouth ("the Joint Venture"), the Company was formed to develop and commercialize certain technology originally developed over several years by the Company's founders and other scientists at Dartmouth Medical School ("Dartmouth Medical"). Under the Joint Venture, the Company holds the rights to this technology together with any modifications or improvements to this technology made either by the Company or at Dartmouth Medical. The Company also has several agreements with Dartmouth which provide Medarex with rights to numerous Trigger and targeting mechanisms. The duration of these agreements with Dartmouth is perpetual. In particular, the Company has received from Dartmouth assignments of several Trigger mechanisms as well as certain targeting mechanisms for AML and other tumors. In return for the rights granted by Dartmouth to the Company in 1987, Dartmouth received 420,000 shares of Common Stock.

REGULATORY ISSUES

    General. The production and marketing of the Company's products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous federal regulation and, to the lesser extent, state regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes, and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory scheme, if successful, will take a number of years and involve the expenditure of substantial resources. See "Risk Factors."

    The Company's products and activities in the United States are regulated by the FDA in accordance with the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, and other laws. The standard process required by the FDA before a therapeutic drug or biological agent may be marketed in the United States includes (i) preclinical laboratory and animal tests; (ii) submission to the FDA of an application for an IND, which must become effective before human clinical trails may commence; (iii) preliminary human clinical studies to evaluate the drug and its manner of use; and (iv) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug (and, in the case of a biologic, its potency as well) for its intended indication. If the product is regulated as a drug, the FDA Center for Drug Evaluation and Review ("CDER") will require the submission and approval of a New Drug Application ("NDA"). If the product is regulated as a biologic, the FDA Center for Biologics Evaluation and Research ("CBER") will require the submission and approval, depending on the type of biologic, of either a Biologic License Application ("BLA"), for "specified products" like monoclonal antibodies, or both a Product License Application ("PLA") and Establishment License Application ("ELA"), for biologics which do not fall within the definition of "specified products," before commercial marketing may begin. As part of the NDA or BLA (or PLA/ELA) processes, the manufacturer is required to accumulate, and submit to the FDA for review and approval, a significant amount of data concerning the safety and effectiveness (and, in the case of a biologic, potency) from laboratory/animal testing and clinical studies, manufacturing, product stability and other studies. Each domestic biopharmaceutical manufacturing establishment must also be registered with the FDA. Although the Company believes that its products will fall within the "specified" category and be licensed through a BLA, there can be no assurance that FDA will not require the Company to file a PLA/ELA for these products, which would take more time and resources to complete.

    In the case of certain types of biological products which are outside the "specified" product category (e.g., vaccines), in addition to obtaining FDA approval of the PLA, the manufacturer must obtain approval of an ELA. A PLA and an ELA are submitted, reviewed and approved together and are issued by the FDA only to the same party. In order to hold an approved PLA and ELA for a biologic product, the Company must perform at least a significant portion of the manufacturing process, and any PLA and ELA the Company obtains will only cover the portion of the manufacturing process actually performed by the Company or under its direct control. Therefore, any other companies performing any significant portion of the manufacturing of the Company's biologic products, such as tissue culture, purification or radiolabeling, must also obtain a separate PLA or ELA for the portion of the manufacturing process they directly perform. If other companies will be responsible for any significant portion of the manufacturing process for the Company's products, the Company's ability to manufacture and market such products will be dependent on those companies' ability to obtain and maintain a PLA and ELA for the portion of the manufacturing process they perform. Furthermore, the Company's ability to continue to manufacture and market such products will be dependent on those companies' continuing ability to perform the parts of the manufacturing process for which they are responsible. There can be no assurance that the Company, or any other companies involved in the manufacture of the Company's products, will be able to obtain or maintain the necessary FDA approvals or capacity to supply and manufacture such products. If these other companies fail to obtain the necessary FDA approvals, then the Company will have to find new companies to perform these functions, as well as possibly perform new clinical studies with the final products manufactured by these new companies.

    In the case of certain types of biological products classified as "specified" products, which require a BLA, the material submitted to FDA includes information on the manufacturing establishment and process, but not to the same extent and detail as required under an ELA. Whereas under the PLA/ELA process, each significant participant in the manufacturing process must hold a separate ELA, under the BLA requirements, each biological product can be covered under a single BLA which lists all contract manufacturing locations. Under a BLA the Company, as the applicant, is responsible for compliance with the applicable product and establishment standards by all of its contract manufacturers. There can be no assurance that the Company will be able to obtain or maintain the necessary FDA approvals or capacity to supply and manufacture such products, or be able to ensure compliance by all of its contract manufacturers.

    Domestic manufacturing establishments are subject to inspections by the FDA and by other federal agencies and by state and local agencies, and must comply with cGMP regulations as appropriate for production. If violations of applicable requirements are noted by the FDA during an inspection, distribution of clinical materials for investigational use or production lots for commercial use may be halted and, possibly, other sanctions imposed. Parenteral monoclonal antibody products are currently considered biologics and, therefore, are subject to regulation by the Center for Biologics Evaluation and Research within the FDA. Commercial marketing of the Company's products may occur only after approval of NDAs, BLAs or PLAs/ELAs following the submission of a complete application. The NDA, BLA, or PLA/ELA internal review process frequently takes two to four years to complete, or longer. There can be no assurance of FDA approval at the end of such time, or ever. The FDA may require the Company to perform additional studies to gain approval which may take several years to complete. See "Risk Factors."

    Under the Prescription Drug User Fee Act, the Company must pay FDA certain fees for reviewing the BLA, PLA/ELA, or NDA, for each commercial manufacturing establishment it controls, and for each product it manufactures. These fees can be significant; the NDA, BLA, or PLA/ELA review fee can exceed $200,000, although certain deferrals, waivers and reductions may be available. While user fees can be significant, they are not a significant expense in the overall cost of product development and the regulatory process. In addition, under that law and FDA regulations, each NDA, BLA, or PLA/ELA submitted for FDA approval is reviewed usually within the 45 to 60 days following submission of the application for administrative completeness and reviewability. FDA can refuse to file any NDA, BLA, or PLA/ELA that it deems incomplete or not easily reviewable. If FDA refuses to file an application, FDA will retain 25% percent of the user fee as a penalty. The Company may then resubmit the application, after incorporating the additional information or changes demanded by FDA, or request that the application be filed for substantive review over protest. In either case, the Company will be required to pay a new NDA, BLA, or PLA/ELA review fee. There can be no assurances that any application submitted by the Company will be filed by FDA, and if filed will be approved. See "Risk Factors."

    Moreover, the Company is, or may become, subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous substances, including radioactive materials and infectious disease agents used in conjunction with the Company's research work.

    Certain issues that have potential impact on future marketing of Medarex products are summarized in the following paragraphs.

    Research, Development and the Clinical Trials Process. The production of therapeutic products generally involves research, development and human clinical trials.

    Research refers to the discovery or identification of potential product candidates, initial work on new applications of technology and other associated discovery research.

    Development involves the further evaluation of biological functions, testing in pre-clinical models, improvement of laboratory scale production methods, and the performance of other work necessary to optimize product performance prior to the commencement of clinical testing in humans.

    Before a therapeutic product may be sold in the United States and other countries, clinical trials of the product must be conducted and the results submitted to the appropriate regulatory agencies for approval. In the United States, these clinical trial programs generally involve a three-phase process. Typically, Phase I studies are conducted in healthy volunteers or, on occasion, in patients afflicted with the target disease, to determine the early side effect profile and the pattern of drug distribution and metabolism. In Phase II, studies are conducted in groups of patients afflicted with the target disease to determine preliminary efficacy, optimal dosages and expanded evidence of the safety profile. In Phase III, large-scale clinical trials are conducted in patients with the target disease to provide sufficient data for the statistical proof of efficacy and safety required by federal regulatory agencies. Such Phase III trials must be well-controlled, and success of such trials often depends on the ability of the Company to ensure the required level of control is maintained. Maintenance of such control is very difficult, and there can be no assurance that the Company will be able to do so. The clinical trial process may take three to six years or more to complete and there can be no assurance that the data collected will demonstrate the product to be safe or effective, or will support FDA approval of the product.

    In the case of drugs for cancer and certain other diseases, the initial human testing may be done in patients rather than in healthy volunteers. Because these patients are already afflicted with the target disease, it is possible that such studies will provide results traditionally obtained in Phase II studies. These studies are referred to as "Phase I/II" studies. Notwithstanding the foregoing, even if patients are used in initial human testing and a "Phase I/II" study carried out, the sponsor is still responsible for obtaining all the data usually obtained in both Phase I and Phase II studies.

    The Company also will be subject to widely varying foreign regulations governing clinical trials and pharmaceutical sales. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in these countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The Company intends, to the extent possible, to rely on foreign licensees to obtain regulatory approval for marketing the Company's products in foreign countries. There is no assurance that such approvals will be obtained. In addition, under current law, there are significant restrictions on the export of products not approved by the FDA. There can be no assurance that the Company will be able to obtain the approvals necessary to export its products to other countries for commercial distribution.

    Regulatory approval to market a biologic or a new drug often takes a number of years and involves the expenditure of substantial resources. Approval time also depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in the clinical trials.

    Currently, the Company does not have any products in Phase III clinical trials and none of Company's products have been approved by the FDA for sale. Any such products will be subject to the requisite regulatory requirements prior to their commercial sale, which may take two to four years or more and may never be obtained.

    The Company has experienced operating losses in each year since its inception and expects its operating losses to increase at an accelerating rate over the next several years as the Company expands and accelerates its clinical trials and product development efforts. See "Risk Factors."

    Orphan Drug Designation. The Orphan Drug Act provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or conditions. Biological products targeted for affected patients populations in the United States of fewer than 200,000 persons may be eligible for orphan drug designations. Medarex seeks orphan drug designation for all qualified products as they enter clinical trials. The FDA granted requests for orphan drug designation for MDX-22 and for MDX-11 for the treatment of AML in 1990 and 1991, respectively. A request for orphan drug designation for MDX-210 for the treatment of ovarian cancer was granted in October 1993. There can be no assurance that orphan drug designation will be accorded to other products developed by the Company. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory process. However, the Orphan Drug Act offers, among other things, the opportunity to receive funding for qualified clinical trials via a grant approval process. The sponsor who obtains the first marketing approval for a designated orphan drug for a given indication is eligible to receive seven years of United States marketing exclusivity subject to certain limitations. There can be no assurance that the Company will obtain marketing approval for any of its orphan drug products. There can be no assurance that the benefits of the existing statute will remain in effect, or that the Company will be able to maintain exclusivity for its products, if obtained at all. There also can be no assurances with respect to the scope of the Company's orphan exclusivity, if any, or that the Company's BLA, PLA and ELA, or NDA, if any, will not be precluded from approval by the orphan exclusivity held by another entity. See "Risk Factors."

    Treatment IND Status. The Company may also file treatment protocols under provisions of the IND regulation as revised in 1987. This regulatory framework applies to products for patients with serious or life-threatening diseases. The purpose of these regulations is to facilitate the availability of new products to desperately ill patients before general marketing begins. Medarex may thereby be able to recover some of the costs of production manufacture, research, development and handling prior to market approval. Notwithstanding the foregoing, there are specific conditions which must be met before a sponsor may charge reimbursement costs for an IND product, including notifying the FDA in writing in advance. The FDA may notify the sponsor that it is no authorized to charge for the products. No assurance can be given that the Company will be able to recover any of its costs prior to market approval.

    Drug and Biologics for Serious Or Life-Threatening Illnesses. FDA regulations provide certain mechanisms for an accelerated or conditional approval for products intended for treating serious or life-threatening conditions, which have been studied for safety and effectiveness, and which provide a meaningful benefit over existing therapies. The procedures permit early consultation and commitment from the FDA regarding pre-clinical and clinical studies necessary to gain marketing approval. Provisions of this regulatory framework also permit in certain cases PLAs to be approved on the basis of Phase II clinical study results, thus accelerating the normal approval process. The Company believes that its products might qualify for this regulatory procedure although there can be no assurance the FDA will agree. Notwithstanding the foregoing, approval may be denied by the FDA or Phase III studies may be required. The FDA may also seek the Company's agreement to perform post-approval Phase IV studies, as a condition of such early approval.

EMPLOYEES

    As of December 31, 1996, the Company had 46 full-time employees, 46% of whom hold advanced degrees. None of the Company's employees is covered by collective bargaining agreements. The Company has entered into employment contracts with certain of its executive officers. The Company considers relations with its employees to be satisfactory. In the next 12 months, the Company anticipates hiring up to ten additional employees skilled in clinical testing, regulatory processes and manufacturing.

RISK FACTORS

    This Annual Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed on the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this section as well as those discussed elsewhere in this Annual Report.

    EARLY STAGE OF PRODUCT DEVELOPMENT. The Company's therapeutic products are under development and no revenues have been generated from the sale thereof. In addition, the Company has generated only minimal revenues from the sales or licensing of its research products. As of the date of this Annual Report, the Company does not have any products in Phase III clinical trials and none of the products under development by the Company has been approved by the FDA for sale. If the Company's products in preclinical studies advance to the clinical stage, there can be no assurance that any positive therapeutic effects of these products will be demonstrated in clinical trials or that toxic side effects will not occur. With respect to those products which the Company currently has in various phases of clinical studies, there can be no assurance that these products will prove to be effective or that significant toxic side effects will not occur negating the therapeutic utility, if any, of the product. Furthermore, any products which are successfully developed will be subject to various FDA regulatory requirements including, but not limited to, FDA approval prior to their commercial distribution. Such approval may take two to four years or more following submission of the requisite marketing application, if it is complete, and may never be obtained. Generally, only a small percentage of new therapeutic products developed in the laboratory is eventually approved by the FDA for commercial sale. No assurance can be given that the Company will succeed in the development and marketing of any therapeutic products.

     HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT. The Company has experienced operating losses in each year since its inception and, as of December 31, 1996, had an accumulated deficit of $31,491,263. The Company expects its operating losses to increase at an accelerating rate over the next several years as the Company expands and accelerates its clinical trials and product development efforts. In prior years, a significant portion of the Company's revenues was generated from collaborative development agreements. The Company currently has four such revenue-producing agreements, and its operating results may be adversely affected if it does not meet certain milestones required by such agreements. No assurance can be given that the Company will be able to meet such milestones. The Company's ability to achieve a profitable level of operations is dependent in large part on obtaining regulatory approvals for its products, entering into agreements for product development and commercialization and making the transition to a manufacturing and marketing company. There can be no assurance that the Company will ever achieve product approvals or a profitable level of operations.

     ADDITIONAL FINANCING REQUIREMENTS AND ACCESS TO CAPITAL FUNDING. The operation of the Company's business requires substantial capital resources. It is anticipated that the Company's current sources of liquidity will be sufficient to meet the capital requirements of the Company for a period of at least 24 months from the date of this Annual Report. The acceleration of the development of the Company's products will result in an increase in the rate at which the Company uses capital and in the Company's rate of losses. During such period and thereafter, the Company will continue to spend substantial funds to complete research and development of its products. The Company is likely to require additional funds for these purposes. If additional funds are raised through the issuance of equity, further dilution to stockholders may result.
The Company has no established bank lines of credit or other arrangements through which it can obtain financing. No assurance can be given that additional funds will be available for the Company to finance its development on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of financing, the Company's business will be materially adversely affected.

     DEPENDENCE ON STRATEGIC ALLIANCES. The Company has entered into strategic alliances relating to the research and development and sales, marketing and co-promotion of several of the Company's potential products. Under these arrangements, the Company has granted to its corporate partners license rights in and to certain of the Company's potential products in exchange for the payment of license fees and commitments for additional funding in the form of additional equity purchases, research and development payments and milestone fees. Most of these payments are subject to the Company's achieving certain milestones or to the satisfaction of the Company's collaborators with testing results of the related product. In particular, the Company has entered into strategic alliances with Novartis, E. Merck and Centeon to develop and market the Company's MDX-210, MDX-447 and MDX-33, respectively. The Company relies on the payments made under these strategic alliances to further the development of these products and its operating results may be adversely affected if it is unable to meet certain milestones required by such agreement. Should these arrangements be terminated, the Company may be required to seek additional funding from other sources in order to develop and market these products. If such funding is not available, its research and product development efforts would be adversely affected. No assurance can be given that additional funds will be available on acceptable terms, if at all. If adequate funds are not available, the Company's business will be materially adversely affected.

     In addition, the Company granted to its collaborative partners certain rights to commercialize the products covered by these collaborative agreements. In some cases, the Company is relying on its collaborative partners to conduct clinical trials, to compile and analyze the data received from such trials, to obtain regulatory approvals and, if approved, to manufacture and market these licensed products.

     Suspension or termination of certain of the Company's current collaborative research agreements could have a material adverse effect on the Company's operations and could significantly delay the development of the affected products. Continued funding and participation by collaborative partners will depend not only on the timely achievement of research and development objectives by the Company and the successful achievement of clinical trial goals, neither of which can be assured, but also on each collaborative partner's own financial, competitive, marketing and strategic considerations. Such considerations include, among other things, the commitment of management of the collaborative partners to the continued development of the licensed products, the relationships among the individuals responsible for the implementation and maintenance of the collaborative efforts, the relative advantages of alternative products being marketed or developed by the collaborators or by others, including their relative patent and proprietary technology positions, and their ability to manufacture potential products successfully.

     In addition, certain collaborative partners have developed and may be developing competitive products that may result in delay or a relatively smaller resource commitment to product launch and support efforts than might otherwise be obtained if the potentially competitive product were not under development or being marketed.

     GOVERNMENT REGULATION. The research and development activities of the Company as well as the investigation, manufacture, labeling, distribution, marketing and sale of therapeutic products are subject to extensive and rigorous regulation, including pre-market approval, by the FDA and other state and foreign agencies. The process of obtaining FDA approval is costly and time-consuming, and there can be no assurance that any product that the Company may develop will be deemed to be safe and effective by the FDA and granted marketing approval. Even if marketing approvals are obtained, a product and its manufacturer are subject to continuing review, and later discovery of previously unknown problems with a product or its manufacturer may result in the imposition of restrictions on or actions against the product or its manufacturer, including withdrawal of products from the market and other enforcement actions. Delays in obtaining regulatory approvals may adversely affect the marketing of any products developed by the Company and the ability of the Company to receive product revenues and royalties. In light of the limited regulatory history of bispecific therapeutics based on the Company's technology, there can be no assurance that regulatory approvals for the Company's products will be obtained without lengthy delays, if at all. In addition, the Company cannot predict the extent to which changes to existing governmental regulations might have an adverse effect on the Company. In 1990 and 1991, the Company received orphan drug designations for MDX-22 and MDX-11, respectively, for the treatment of AML. In October 1993, the Company received an orphan drug designation for MDX-210 for the treatment of ovarian cancer. There can be no assurance that the Company will ever receive FDA approval to market these products, or that the Company will be the first sponsor to receive FDA approval to market these products and thus receive orphan drug marketing exclusivity or that its rights to market MDX-22, MDX-11, or MDX-210 will not be preempted by orphan exclusivity held by another company.

     GOVERNMENTAL REFORMS. Health care reform is an area of increasing national and international attention and a priority of many elected officials. Several proposals to modify the current health care system in the United States to improve access and control costs are currently being considered by both federal and state governments. Any such reform measures could adversely affect the amount of reimbursement available from governmental or private payers or could affect the ability to set prices for newly approved therapeutic products. Similar proposals are being considered by governmental officials in other significant pharmaceutical markets, including Europe. It is uncertain what proposals will be adopted or what actions governmental or private payers for health care goods and services may take in response to proposed or actual legislation in the United States or other important markets. The Company cannot predict the outcome of heath care reform proposals or the effect any such reforms may have on the Company's business. Any such proposals, if adopted, could have a material adverse effect on the Company.

     NO ASSURANCE OF ADEQUATE REIMBURSEMENT. The success of the Company's products in the United States and other significant markets will depend in part upon the extent to which a consumer will be able to obtain reimbursement for the cost of such products from government health administration authorities, private health insurers and other organizations. Uncertainty exists as to the reimbursement status of any newly approved therapeutic product. There also can be no assurance that adequate third party reimbursement by private insurers will be available for such products. Even if approved for marketing, there can be no assurance that patients will have sufficient resources to pay for the therapy or that governmental or private payers will provide reimbursement for such therapy. There can be no assurance that the Company's products will be considered cost-effective, that reimbursement will be available or, if available, that the payer's reimbursement policies will not adversely affect the Company's ability to sell its products on a profitable basis.

     TECHNOLOGICAL CHANGE AND COMPETITION. The biotechnology industry is subject to rapid and significant technological change. Competitors of the Company engaged in all areas of biotechnology in the United States and abroad are numerous and include, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which are being developed by the Company or which would render the Company's technology and products obsolete or non-competitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in undertaking preclinical testing and clinical trials of new or improved therapeutic products and obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company.

     PATENTS AND PROPRIETARY RIGHTS. Certain of the processes by which the Company is able to produce its products are proprietary; some of these technologies are legally owned by the Company and some are legally owned by others and licensed, either on an exclusive or a non-exclusive basis, to the Company. The Company believes that patent protection of materials or processes it develops and any products that may result from the Company's and licensors' research and development efforts are important to the possible commercialization of the Company's products. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Accordingly, there can be no assurance that patent applications relating to the Company's products or technology will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. It is possible that patents issued to the Company will be successfully challenged. In addition, companies that obtain patents claiming products or processes that are necessary for or useful to the development of the Company's products or otherwise covering aspects of the Company's technology can bring legal actions against the Company claiming infringement. Litigations to establish the validity of patents, to defend against infringement claims or to assert infringement claims against others, if required, can be lengthy and expensive. There can be no assurance that the Company will have the financial resources necessary to enforce any patent rights it may hold. The Company may be required to obtain licenses from others to develop, manufacture or market its products. There can be no assurance that the Company will be able to obtain such licenses on commercially reasonable terms or that the patents underlying the licenses will be valid and enforceable.

     The Company also relies upon unpatented proprietary technology, and no assurance can be given that others will not independently develop substantially equivalent proprietary information or techniques or otherwise gain access to the Company's proprietary technology or disclose such technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology.

     The Company attempts and will continue to attempt to protect its proprietary materials and processes by relying on trade secret laws and nondisclosure and confidentiality agreements and exclusive licensing arrangements with its employees and certain other persons who have access to its proprietary materials or processes or who have licensing or research arrangements exclusive to the Company, including the Company's Scientific Founders (as defined herein). Despite these protections, no assurance can be given that others will not independently develop or obtain access to such materials or processes or that the Company's competitive position will not be adversely affected thereby. The Company does not have confidentiality agreements with the Company's Scientific Advisors (as defined herein). To the extent members of the Company's Scientific Advisory Board have consulting arrangements with or are employed by a competitor of the Company, the Company could be materially adversely affected by the disclosure of the Company's confidential information by such Scientific Advisors.

     POSSIBLE VOLATILITY OF SECURITIES PRICES. There has been significant volatility in the market prices of securities of biotechnology companies, including those of the Company. Various factors and events, including announcements by the Company or its competitors concerning testing results, the achievement of or failure to achieve certain milestones, patents, regulatory approvals, proprietary rights, arrangements with collaborative partners, technological innovations or new commercial products, as well as public concern about the safety of biotechnology in general, may have a significant impact on the Company's business. The trading prices of the Company's securities are subject to wide fluctuations in response to these factors, as well as to the sale or attempted sale of a large amount of Common Stock into the market.

     MANUFACTURING AND MARKETING. The Company has not yet commercially introduced any products, except for sales of research products to scientists. To be successful, the Company's therapeutic products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. While the Company believes its current facilities are adequate for the production of its proposed products for clinical trials, such facilities are not yet adequate for the production of any products for commercial sale. In order to manufacture its products for such purposes, the Company will have to enhance its existing facilities and obtain requisite consents or acquire new facilities, which will require additional funds and approval by the FDA and other regulatory agencies. The Company has no experience in large-scale manufacturing, and no assurance can be given that the Company will be able to make the transition to commercial production successfully or achieve profitability. Although the Company intends to market certain of its products through a direct sales force, if and when regulatory approval is obtained, it currently has no marketing or sales staff. To the extent that the Company determines not to, or is unable to, arrange third party distribution for its products, significant additional expenditures, management resources and time will be required to develop a sales force. There can be no assurance that the Company will be able to establish such a sales force or be successful in gaining market acceptance for its products.

     PRODUCT LIABILITY. The clinical investigation, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against the Company. The Company currently has product liability insurance coverage in the amount of $5,000,000 for use of its investigational products during human clinical studies. The Company expects to seek to obtain product liability insurance if and when its products are commercialized; however, there can be no assurance that adequate insurance coverage will be available at acceptable costs, if at all, or that a product liability claim would not materially adversely affect the business or financial condition of the Company. Some media centers will not participate in FDA-approved clinical studies unless a company has adequate product liability insurance.

     DEPENDENCE ON KEY PERSONNEL AND ATTRACTION OF KEY EMPLOYEES AND CONSULTANTS. The Company's success is dependent on certain key management and scientific personnel. Competition for qualified employees among biotechnology companies is intense, and the loss of key personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of the Company's activities, could adversely affect its business. In the near future, the Company will also need to hire additional personnel skilled in the clinical testing and regulatory process as it develops products with commercial potential. There can be no assurance that the Company will be able to attract or retain such personnel. The Company has obtained insurance on the lives of each of Donald L. Drakeman, President and Chief Executive Officer, and Michael
A. Appelbaum, Senior Vice President - Finance and Administration, Secretary, Treasurer and Chief Financial Officer, of which the Company is the sole beneficiary in the amount of $2,000,000 for Dr. Drakeman and $1,000,000 for Mr. Appelbaum. Dr. Drakeman and Mr. Appelbaum are subject to certain restrictions set forth in their respective employment agreements. The Company has experienced and expects to continue to experience a period of significant growth in the number of new employees necessary to support the Company's business operations. The Company's need to manage growth effectively will also require it to continue to implement and improve its operational, financial and management information systems and to train, motivate and manage its employees. The Company's failure to manage growth effectively would have a material adverse effect on the Company's results of operations and its ability to execute business strategy.

    The Company has obtained a substantial amount of its technology from Dartmouth, and Dartmouth currently maintains an equity interest in the Company. Drs. Michael W. Fanger and Paul M. Guyre, two of the Company's principal founders (who, together with Dr. Edward D. Ball, formerly of Dartmouth Medical and now a faculty member at the University of Pittsburgh Medical School, are the Company's "Scientific Founders"), are members of the faculty of Dartmouth Medical.

    CONFLICTS OF INTEREST. The Company relies on members of its Scientific Advisory Board (the "Scientific Advisors"), which includes distinguished scientists with a wide range of experience in the research and development of biopharmaceutical products, to assist the Company in formulating its research and development strategy. All of the members of the Scientific Advisory Board are employed other than by the Company and may have commitments to or consulting or advisory contracts with other entities that may limit their availability to the Company.

ITEM 2. PROPERTIES

    The Company has leased approximately 45,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. Management believes that this facility is well suited for clinical-grade production of Bispecific and monoclonal antibodies as it has in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. By leasing this facility and spending modestly to adapt it, management believes that the Company has preserved a considerable amount of capital that might otherwise have been used to build a biopharmaceutical production facility. In October 1994, the Company moved its executive offices to Annandale, New Jersey, where all of its operations are now located. The initial term of the lease expires on October 15, 1998 with the option to renew for one additional five year period. The minimum annual lease commitment ranges between approximately $1,200,000 to $1,600,000, and the aggregate future minimum lease commitment over the remainder of the initial lease term is approximately $2,800,000.

    Additionally, as a result of the Houston acquisition, on February 28, 1997 the Company assumed the lease of Houston's facilities located in The Woodlands, Texas. The lease expires on February 28, 1999 and includes approximately 20,000 square feet of space, including approximately 16,000 square feet of research and development laboratories and manufacturing facilities. Houston subleases approximately 7,000 square feet of this space to another company.

    The Company is currently producing materials for its clinical trials in its existing facilities.

ITEM 3. LEGAL PROCEEDINGS

    There are no legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1996 through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock and Redeemable Warrants are traded in the over-the-counter market and included in the Nasdaq National Market under the symbols MEDX and MEDXW, respectively. On March 10, 1997 there were approximately 340 holders of record (which includes individual holders) and as of the last Shareholders' meeting, there were over 4,240 beneficial shareholders of the Company's Common Stock.

     The following table sets forth for the periods indicated the high and low sales prices for the Common Stock and Redeemable Warrants for the fiscal years ended December 31, 1995 and 1996 as reported by the Nasdaq National Market.

Fiscal Year       Common Stock   Redeemable Warrants*
-----------       ------------   --------------------

1995               High    Low        High       Low
----               ----    ---        ----       ---
First Quarter     $ 4.13  $2.38      $1.19      $0.69
Second Quarter    $ 6.50  $2.75      $1.88      $0.69
Third Quarter     $ 7.63  $5.13      $2.19      $1.06
Fourth Quarter    $ 7.50  $5.38      $2.19      $1.19

1996               High    Low        High       Low
----               ----    ---        ----       ---
First Quarter     $ 8.00  $5.75      $2.25      $1.13
Second Quarter    $12.25  $6.25      $8.25      $3.50
Third Quarter     $ 9.00  $5.38
Fourth Quarter    $ 9.00  $6.25


    The Board of Directors will review the Company's dividend policy from time to time to determine the feasibility and desirability of paying dividends, after giving consideration to the Company's earnings, financial condition, capital requirements and other factors as the Board of Directors deems relevant. The Company has not paid any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The Company intends to retain any earnings to finance its growth.


* The Redeemable Warrants expired on June 19, 1996

ITEM 6. SELECTED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                             1992       1993       1994       1995       1996
                                          ---------  ---------  ---------  ---------  ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
     Sales..............................  $   365    $    406   $   378    $   312    $   255
   Contract and license revenues........       --          --       200      1,467      1,626
                                          --------   --------   --------   --------   --------
     Total revenues.....................      365         406       578      1,778      1,881
Costs and expenses:
  Cost of sales.........................       66          82        91        123        132
  Research and development..............    2,531       3,797     5,905      6,442      7,596
  General and administrative............    2,165       2,361     2,154      2,275      2,558
                                          --------    --------  --------   --------   --------
     Total costs and expenses...........    4,761       6,240     8,150      8,840     10,286
        Operating loss..................   (4,396)     (5,834)   (7,573)    (7,062)    (8,405)
     Interest and dividend income.......      399         419       337        553      1,537
                                          --------    --------  --------   --------   --------
        Net loss........................  $(3,997)    $(5,415)  $(7,236)   $(6,509)   $(6,868)
                                          ========    ========  ========   ========   ========
Net loss per share(1)...................   $(0.79)     $(0.86)   $(1.00)    $(0.69)    $(0.45)
Weighted average common shares..........
 outstanding(1)                             5,049       6,304     7,269      9,457     15,289

                                                               DECEMBER 31,

                                            1992       1993       1994       1995        1996
                                          --------   --------   --------   --------   --------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
 securities.............................  $15,938    $ 9,687    $ 9,434    $15,729    $31,463
Working capital.........................   15,918      8,330      8,017     14,549     31,259
Total assets............................   16,943     12,640     13,017     19,240     36,044
Long-term obligations                          --         78         60         40        110
Cash dividends declared per common share       --         --         --         --         --
Accumulated deficit.....................   (5,462)   (10,877)   (18,113)   (24,623)   (31,491)
Total stockholders' equity..............   16,603     10,943     11,097     17,375     34,648

__________

(1) Computed on the basis described for net loss per share in Note 2 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company is primarily engaged in research and development. Through March, 1996, the Company was in the development stage. The Company has started receiving and expects to receive revenue from research and development agreements. As a result, the Company is no longer considered to be in the development stage. Included in accumulated deficit is $26,308,655 accumulated during the development stage.

RESULTS OF OPERATIONS

Years ended December 31, 1994, 1995 and 1996

     The Company's total revenues in 1994 were derived primarily from research reagent sales. Revenues for 1995 and 1996 were principally derived from contract and licensing activities. Total revenues in 1995 of $1,778,400 increased 208% over 1994 revenues, representing a $1,266,667 increase in contract and license revenues from collaborative arrangements with Merck KGaA of Darmstadt, Germany ("E. Merck") and Novartis Inc. of Basel, Switzerland ("Novartis") offset, in part, by a $65,787 decrease in research reagent sales, attributable to lower sales volume. Total revenues in 1996 of $1,881,408, including contract and license revenues of $1,150,000 from Centeon L.L.C. ("Centeon"), a Delaware limited liability company formed through a joint venture of Hoechst AG and Rhone-Poulenc Rorer, Inc. and $476,191 from Novartis, increased 6% over 1995 revenues.

     The Company's cost of sales increased by $32,184 in 1995, a 35% increase from 1994 to 1995 and $8,155 in 1996, a 7% increase over 1995. These increases were principally due to increased rent and personnel costs in 1995 and an increase in freight expense in 1996.

     Research and development expenses increased by $537,116 in 1995, a 9% increase from 1994 to 1995. This increase was principally due to activity associated with human clinical trials resulting in higher personnel costs, clinical trial expenses, patent expenses and depreciation expenses. Research and development expenses increased $1,154,114 in 1996, a 18% increase from 1995 to 1996. The 1996 increase is principally due to activity associated with human clinical trials in the Company's two lead oncology bispecific products, MDX-210 and MDX-447. Research and development costs are expected to increase at an accelerated rate as the Company's products progress through the regulatory approval process. See "Risk Factors."

     General and administrative expenses in 1995 increased by $120,699, a 6% increase from 1994, reflecting increased rent expense and personnel costs, partially offset by lower legal and consulting expenses. General and administrative expenses increased $283,704 in 1996, a 12% increase over 1995. In 1996, additional personnel costs and bank fees, partially offset by lower rent expense and consulting fees, contributed to this increase. These expenses are expected to increase significantly as the Company's products are developed and it expands its operations. See "Risk Factors."

     Interest and dividend income in 1995 increased by $215,902, a 64% increase from 1994 reflecting an increase in the Company's average cash balance resulting from financing activities, its product development collaboration with Novartis and higher interest rates. Interest and dividend income increased by $983,782 in 1996, a 178% increase from the same period in 1995, reflecting a higher average cash balance, primarily as the result of proceeds received from the exercise of the Company's public Redeemable Warrants pursuant to a Warrant Reduction Offer (as defined herein) which was completed on May 15, 1996.

     The Company does not believe that inflation has had a material impact on its results of operations.

     In October 1995 the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The Company has adopted the disclosure-only provisions of FASB 123 for stock based compensation to employees but applies Opinion 25 and related interpretations in accounting for its plans.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through private placements and public sales of its securities, contract and license revenues and research product sales. Through December 31, 1996, the Company raised $66,036,762 from sales of securities.

     The Company had $15,728,695 and $31,463,334 in cash, cash equivalents and marketable securities as of December 31, 1995 and 1996, respectively. Operating activities consumed $6,772,038, $6,233,272 and $7,342,371 of cash for the years ended December 31, 1994, 1995 and 1996, respectively.

     Through December 31, 1996, the Company had invested $3,097,308 in property and equipment.

     The Company has incurred and will continue to incur significant costs in the area of research and development, including pre-clinical and clinical trials, as its products develop. Administrative costs are also expected to increase with the increase of administrative activities and the creation of a marketing organization. The Company expects its operating losses to increase at an accelerated rate over the next several years as the Company expands its clinical trials and product development efforts. See "Risk Factors."

     In connection with the merger of Essex Medical Products ("EMP") and Medarex, Medarex issued promissory notes to Essex Chemical Corporation ("Essex") in the principal amount of $100,000 and committed to pay 20% of the Company's net after-tax income until a total of $1,000,000 has been paid, contingent upon the occurrence of certain events. At the Company's option, this contingent obligation may be satisfied by the payment of shares of the Company's Common Stock having a fair market value equal to the amount owed, provided such shares are registered for sale with the Securities and Exchange Commission. Amounts up to $1,000,000 will be payable to Essex, based solely on the earnings of the Company, by March 31 of each year, to the extent of 20% of net after-tax earnings of the Company realized during the preceding fiscal year. On June 6, 1991, the Company repaid the $100,000 of notes, plus accrued interest to Essex.

     On July 1, 1994, the Company sold 1,000,000 shares of Common Stock in a public offering for $3.75 per share, and on July 15, 1994, the Company sold an additional 150,000 shares of Common Stock for $3.75 pursuant to the underwriter's exercise of its over-allotment option in the aforementioned public offering. The Company realized net proceeds in the public offering of approximately $3,200,000.

     Pursuant to a collaborative arrangement with E. Merck dated March 30, 1994, the Company received $3,150,000 on August 16, 1994, for the purchase of 450,000 shares of Common Stock at $7.00 per share in lieu of certain research and development funding. The purchase price represented a premium of approximately $1,000,000 over the then fair market value of the Company's Common Stock. This premium represents consideration paid for clinical trial and research activities performed by the Company and was amortized into income as the clinical trial and research activities were performed. At December 31, 1994, $200,000 was recognized as contract revenues and $800,000 was included in the balance sheet as deferred contract revenue and subsequently recognized as revenue in 1995.

     On October 10, 1994, the Company sold, through a private placement, 600,000 shares of Common Stock for $3.85 per share resulting in net proceeds to the Company of approximately $2,000,000.

     On May 17, 1995, the Company announced a collaborative arrangement with Novartis. Under the terms of the arrangement, on June 28, 1995, the Company sold 899,888 shares of Common Stock to Novartis at $4.445 per share, for an aggregate purchase price of $4,000,000. The purchase price represented a premium of approximately $1,140,000 over the then fair market value of the Company's Common Stock. This premium represents consideration paid for research activities performed by the Company and was amortized into income as the clinical trial and research activities were performed. As of December 31, 1995, $666,667 had been recognized as contract revenues and $476,191 was included in the balance sheet as deferred contract revenue and subsequently recognized as revenue in 1996.

     On November 8, 1995, the Company sold 2,190,000 shares of Common Stock in a placement to selected institutional investors for $5.00 per share. The Company realized net proceeds of approximately $9,650,000.

     On April 18, 1996, the Company commenced its offer to reduce temporarily the exercise price of each of its Redeemable Warrants from $6.17 to $5.55 per Redeemable Warrant (the "Warrant Reduction Offer"). Pursuant to the Warrant Reduction Offer, which was completed on May 15, 1996, the holders of 3,882,022 Redeemable Warrants (approximately 97% of the maximum number of Redeemable Warrants that could have been exercised) exercised their warrants to purchase approximately 4,534,202 shares of Common Stock, resulting in proceeds of $21,545,222 to the Company before deducting expenses incurred in connection with the offering. Including exercises prior and subsequent to the Warrant Reduction Offer, warrantholders purchased approximately 5,031,910 shares of Common Stock resulting in total gross proceeds to the Company of approximately $24,174,401 from the exercise of the Redeemable Warrants.

     On April 26, 1996, the Company announced that it had entered into a collaborative arrangement with Centeon to develop and market MDX-33. This collaboration provides for the joint development of MDX-33 by the Company and Centeon. Subject to the terms of the arrangement, the Company is primarily responsible for product development, clinical testing through Phase II trials and the manufacture of all product used in clinical trials. Centeon will be primarily responsible for the payment of all expenses associated with Phase I and Phase II clinical trials of MDX-33 to be conducted by the Company, up to a maximum of $20,000,000. If such trials are successfully completed, Centeon will be primarily responsible for Phase III clinical trials, regulatory approvals, product commercialization and the costs associated therewith. In addition, under the terms of the arrangement, Centeon paid to the Company an up-front fee of $1,000,000 which is included in contract and license revenue and will pay research and development funding of $900,000 over three years. Centeon may also provide the Company with up to $10,000,000 of additional funding upon the achievement of certain milestones. See "Risk Factors."

     Under the terms of the arrangement, Centeon has an option (the "Option") to purchase shares of Common Stock of the Company, in an amount equal to $2,000,000, at a premium over the market price for the Common Stock on the Nasdaq National Market for the three day period commencing one business day prior to the Company's public announcement that certain milestones have been achieved. If such milestones have been achieved and Centeon does not elect to exercise the Option, then Centeon will be required to pay $2,000,000 to the Company.

     At December 31, 1996 the Company has federal tax net operating loss (NOL) carryforwards of approximately $31,840,000, approximately $370,000 of which is restricted due to an "ownership" change during 1989 under Section 382 of the Internal Revenue Code. Approximately $31,470,000 of the NOL is unrestricted and expires in 2004 ($394,000), 2006 ($863,000), 2007 ($3,985,000), 2008
($5,533,000), 2009 ($7,592,000), 2010 ($6,395,000) and 2011 ($6,708,000). The
Company has not performed a detailed analysis to determine whether another ownership change under Section 382 occurred during 1996, but believes that such a change may have occurred during 1996. The result of an ownership change would be to restrict use of approximately $27,000,000 of the NOL carryforwards to an annual limitation of approximately $4,000,000. The Company believes that this restriction would allow substantially all of the carryforwards to be used before expiration. At December 31, 1996 the Company has provided a valuation reserve to fully offset the benefit of its net operating loss carryforwards. See Note 4.

  The Company has leased approximately 45,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. Management believes that this facility is well suited for clinical-grade production of Bispecific and monoclonal antibodies as it has in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. By leasing this facility and spending modestly to adapt it, management believes that the Company has preserved a considerable amount of capital that might otherwise have been used to build a biopharmaceutical production facility. The initial term of the lease is five years and three months with the option to renew for one additional five year period. The minimum annual lease commitment ranges between approximately $1,200,000 to $1,600,000, and the aggregate future minimum lease commitment over the remainder of the initial lease term is approximately $2,800,000.See "Risk Factors."

     The Company is currently producing materials for its clinical trials in its existing facilities.

     The Company has obtained a bank letter of credit pursuant to the requirements of its lease. This letter of credit in the amount of $1,260,000, which expires on September 30, 1998, is fully cash collateralized.

     On December 18, 1996, the Company signed a definitive merger agreement with Houston Biotechnology Incorporated ("Houston"). Under the terms of the agreement, the Company acquired all of the outstanding stock of Houston in exchange for 1,026,245 shares of the Company's Common Stock. The transaction closed on February 28, 1997. It is anticipated that a significant portion of the purchase price will be written off as in-process technology. Houston's lead product, MDX-RA, is a monoclonal antibody conjugated to a toxin known as ricin. This product, which is in Phase II clinical trials, is used during primary cataract surgery to prevent the occurrence of secondary cataracts. In addition to MDX-RA, Houston is also developing other products including a product for the treatment of open-angle glaucoma. The glaucoma product and the other products in the Houston portfolio other than MDX-RA are in the preclinical or research and development stage.

     To date, the Company's sources of cash have been the proceeds from the sale of its securities through public and private placements, sales of it products for research purposes and technology transfer and license fees.

     The Company's current sources of liquidity are its cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, sales of its products for research and contract and licensing revenues. Management believes that under existing operating plans its current sources of liquidity will be sufficient to meet anticipated cash requirements for at least the next 24 months. See "Risk Factors."

     Upon exhaustion of its current cash reserves, the Company's continued operations will depend on its ability to raise additional funds through equity or debt financing and/or enter into licensing or joint development agreements, including collaborative research and development arrangements with large pharmaceutical companies pursuant to which certain costs associated with the regulatory approval process for certain of its products would be borne by the licensees or joint developers. There can be no assurance that these sales or financing activities will be successful. See "Risk Factors."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Medarex, Inc.

  We have audited the accompanying consolidated balance sheets of Medarex, Inc. and Subsidiary as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medarex, Inc. and Subsidiary at December 31, 1995 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                Ernst & Young LLP


Princeton, New Jersey
February 6, 1997, except for
  Note 11 as to which the date is
  February 28, 1997

                         MEDAREX, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                           ----------------------------
                                                                1995          1996
---------------------------------------------------------------------------------------
                                     ASSETS
                                     ------
Current assets:
 Cash and cash equivalents                                  $ 3,540,759    $ 4,958,065
 Marketable securities                                       12,187,936     26,505,269
 Trade accounts receivable, less allowance for doubtful
   accounts of $5,000                                            59,576         22,677
 Inventory                                                       49,494         46,232
 Prepaid expenses                                               383,126        245,787
 Other current assets                                           153,230        766,214
                                                           -------------   ------------
     Total current assets                                    16,374,121     32,544,244

Property and equipment:
 Machinery and equipment                                      1,941,348      2,374,996
 Furniture and fixtures                                         145,524        164,316
 Leasehold improvements                                         557,996        557,996
                                                           -------------   ------------
                                                              2,644,868      3,097,308

 Less accumulated depreciation and amortization              (1,399,221)    (1,866,470)
                                                           -------------   ------------
                                                              1,245,647      1,230,838

Investments in, and advances to affiliate                       324,484        414,777
Segregated cash                                               1,260,000      1,260,000
Patent rights                                                    35,791        594,223
                                                           -------------   ------------
   Total assets                                              $19,240,043    $36,044,082
                                                           =============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
 Trade accounts payable                                      $   143,527   $    170,588
 Accrued liabilities                                           1,205,408      1,114,598
 Deferred contract revenue                                       476,191              -
                                                           -------------   ------------
   Total current liabilities                                   1,825,126      1,285,186

Long-term obligations                                             39,833        110,404

Commitments                                                            -              -

Stockholders' equity:
 Preferred stock, $1.00 par value, 2,000,000 shares
   authorized; none issued and outstanding                             -              -
 Common stock, $.01 par Value; 40,000,000 shares authorized;
   11,858,626 and 17,592,992 shares issued and outstanding,
   respectively                                                  118,587        175,931
 Capital in excess of par value                               41,814,203     65,947,081
 Unrealized gain on securities                                    65,064         16,743
 Accumulated deficit                                         (24,622,770)   (31,491,263)
                                                           -------------   ------------
   Total stockholders' equity                                 17,375,084     34,648,492
                                                           -------------   ------------
   Total liabilities and stockholders' equity               $ 19,240,043   $ 36,044,082
                                                           =============   ============

                See notes to consolidated financial statements.

                          MEDAREX, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                            For the Year Ended December 31,

                                          1994           1995          1996
                                     -----------    -----------    -----------
Sales..............................  $   377,520    $   311,733    $   255,217
Contract and license revenues......      200,000      1,466,667      1,626,191
                                     -----------    -----------    -----------
  Total revenues...................      577,520      1,778,400      1,881,408

Costs and expenses:
      Cost of sales................       91,237        123,421        131,576
      Research and development.....    5,905,043      6,442,159      7,596,273
      General and administrative...    2,154,193      2,274,892      2,558,596
                                     -----------    -----------    -----------
       Operating loss..............   (7,572,953)    (7,062,072)    (8,405,037)

Interest and dividend income.......      336,860        552,762      1,536,544
                                     -----------    -----------    -----------
    Net loss.......................  $(7,236,093)   $(6,509,310)   $(6,868,493)
                                     ===========    ===========    ===========
Net loss per share.................       $(1.00)        $(0.69)        $(0.45)
                                     ===========    ===========    ===========

                See notes to consolidated financial statements.

                         MEDAREX, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Common stock            Capital      Treasury stock      Unrealized                  Total
                                -----------------------                --------------------
                                 Number of                  in excess   Number of              gain on    Accumulated  stockholders'
                                  shares        Amount    of par value   shares     Amount    securities    deficit       equity
                                  ------        ------    ------------   ------     ------    ----------    -------       ------
Balance at January 1, 1994       6,372,008     $ 63,721   $21,756,662                                     $(10,877,367) $10,943,016
                                ----------------------------------------------------------------------------------------------------
Exercise of warrants                                           58,867                                                        58,867

Issuance of common stock in
  pubic offering                 1,150,000       11,500     3,240,236                                                     3,251,736
Issuance of common stock in
  private placements             1,050,000       10,500     4,067,953                                                     4,078,453
Issuance of common stock for
  exercise of options              147,000        1,470        20,530                                                        22,000
Purchase of treasury stock                                                 5,270      (21,430)                              (21,430)
Retirement of treasury stock        (5,270)         (53)      (21,377)    (5,270)      21,430
Net loss                                                                                                    (7,236,093)  (7,236,093)
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 1994     8,713,738     $ 87,138   $29,122,871                                     $(18,113,460) $11,096,549
                                ----------------------------------------------------------------------------------------------------

Issuance of common stock in
  public offering                2,190,000       21,900     9,628,488                                                     9,650,388
Issuance of common stock in
  private placements               899,888        8,999     2,839,644                                                     2,848,643
Issuance of common stock for
  exercise of options and grant
  of restricted shares              55,000          550       223,200                                                       223,750
Unrealized gain on securities                                                                  $ 65,064                      65,064
Net loss                                                                                                    (6,509,310)  (6,509,310)
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 1995    11,858,626     $118,587   $41,814,203                          $ 65,064   $(24,622,770) $17,375,084
                                ----------------------------------------------------------------------------------------------------
Issuance of common stock in
  exchange for patent rights        70,000          700       607,012                                                       607,712
Issuance of common stock
  for exercise of options           71,250          713       302,756                                                       303,469
Issuance of common stock for
  exercise of warrants           5,593,116       55,931    23,223,110                                                    23,279,041
Unrealized loss on securities                                                                   (48,321)                    (48,321)
Net loss                                                                                                    (6,868,493)  (6,868,493)
                                ----------------------------------------------------------------------------------------------------
Balance at December 31, 1996    17,592,992     $175,931   $65,947,081                          $ 16,743   $(31,491,263) $34,648,492
                                ====================================================================================================

                See notes to consolidated financial statements.

                          MEDAREX, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Years Ended December 31,

                                                                     1994                 1995             1996
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net loss                                                        $(7,236,093)         $(6,509,310)     $(6,868,493)
 Adjustments to reconcile net loss to net cash
  from operating activities:
    Depreciation                                                     280,808              373,125          360,837
    Amortization                                                     123,099              140,176          160,480
CHANGES IN OPERATING ASSETS AND LIABILITIES:
 (Increase) decrease in trade accounts receivable, net               (26,666)               8,368           36,899
 (Increase) decrease in inventory                                    (26,079)              13,381            3,262
 (Increase) in prepaid expenses and other
   current assets                                                   (127,612)            (223,818)        (475,645)
 Increase (decrease) in trade accounts payable                      (300,805)             (62,841)          27,061
 Increase (decrease) in accrued liabilities                         (258,690)             351,456         (110,581)
 Increase (decrease) in deferred contract revenue                    800,000             (323,809)        (476,191)
                                                                 ------------         ------------     ------------
    Net cash used in operating activities                         (6,772,038)          (6,233,272)      (7,342,371)

INVESTING ACTIVITIES:
 Purchase of property and equipment                                 (489,377)            (239,828)        (342,280)
 Increase in other assets                                            (80,001)                   -                -
 Increase in investments in and advances to affiliate               (283,395)                   -          (90,293)
 Purchase of marketable securities                                         -           (6,997,352)     (14,365,654)
 Sale of marketable securities                                       464,800                    -                -
                                                                 ------------         ------------     ------------
    Net cash used in investing activities                           (387,973)          (7,237,180)     (14,798,227)

FINANCING ACTIVITIES:
 Cash received from sales of securities, net                        7,389,626          12,722,781       23,577,722
 Principal payments under capital lease obligation                   (17,952)             (19,832)         (19,818)
                                                                 ------------         ------------     ------------
   Net cash provided by financing activities                       7,371,674           12,702,949       23,557,904
                                                                 ------------         ------------     ------------
   Net increase (decrease) in cash                                   211,663             (767,503)       1,417,306
 Cash and cash equivalents at beginning of year                    4,096,599            4,308,262        3,540,759
                                                                 ------------         ------------     ------------
 Cash and cash equivalents at end of year                         $4,308,262           $3,540,759       $4,958,065
                                                                 ============         ============     ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Non-cash acquistion of patent rights                          $          -         $          -     $   612,500
   Acquistion of equipment under financing
    agreement                                                               -                    -         110,160
                                                                 ------------         ------------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH PAID DURING PERIOD FOR:
  Income taxes                                                   $          -         $          -     $          -
                                                                 ============         ============     ============
  Interest                                                       $    11,208          $     8,128      $     5,088
                                                                 ============         ============     ============

                See notes to consolidated financial statements.

                         MEDAREX, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 1994, 1995 and 1996


1.  Nature of Operations
    --------------------

          Medarex, Inc. ("Medarex" or the "Company"), incorporated in July 1987, is a biotechnology company developing therapeutic products for cancer, AIDS and other life-threatening diseases based on proprietary technology in the field of immunology. The Company's wholly-owned subsidiary, Medarex Europe B.V., was incorporated in the Netherlands on October 31, 1996. The Company's therapeutic products are currently under development and will need approval of the FDA prior to commercial distribution. The Company's operations constitute one business segment. All significant intercompany transactions are eliminated in consolidation .

          Through March 1996, the Company was in the development stage. The Company has started receiving and expects to continue to receive revenue from research and development agreements (see Note 9). As a result, the Company is no longer considered to be in the development stage. Included in accumulated deficit is $26,308,655 accumulated during the development stage.

2.  Significant Accounting Policies
    -------------------------------

          Cash equivalents
          ----------------

          The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company invests its cash in deposits with major financial institutions, money market funds and notes issued by the U. S. government.

          Marketable securities
          ---------------------

          Marketable securities consist of fixed income investments with a maturity of greater than three months which can be readily purchased or sold using established markets. Such securities, which are classified as available-for-sale, are carried at market with unrealized gains and losses reported as a separate component of stockholders' equity.

          Inventory
          ---------

          Inventory consists primarily of antibodies to be sold to the research community and is stated at the lower of cost or market with cost determined on a first-in, first-out basis.

          Property and equipment
          ----------------------

          Property and equipment is stated at cost. Depreciation is provided over five years using the straight-line method. Leasehold improvements are amortized over the estimated useful lives of the assets or the related lease terms, whichever is shorter.

                         MEDAREX, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 1994, 1995 and 1996


          Long-Lived Assets
          -----------------

          In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in 1995 and the effect of adoption was not material.

          Revenue recognition
          -------------------

          The Company sells antibodies primarily to research institutions in the United States and overseas. Revenue from these sales is recognized when the products are shipped. Research and development contract revenues are recognized as the services are performed. Amounts received in advance of services to be performed are recorded as deferred revenue.

          Research and development
          ------------------------

          Research and development costs are expensed as incurred.

          Use of Estimates
          ----------------

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Stock Based Compensation
          ------------------------

          The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense for stock options granted at fair market value. Note 7 to the consolidated financial statements contains a summary of the pro forma effects to reported net loss and loss per share for 1995 and 1996 as if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

          Net loss per share
          ------------------

          The net loss per share is based upon the weighted average Common Stock outstanding during each year. Common Stock equivalents are not included as their effect is antidilutive. Shares used in computing loss per share were 7,269,438, 9,456,763 and 15,288,754 in 1994, 1995 and 1996, respectively.

          Reclassifications
          -----------------

          Certain December 31, 1994 and 1995 balances have been reclassified to conform with the December 31, 1996 presentation.

                         MEDAREX, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 1994, 1995, and 1996


3.  Leases
    ------

          The Company leases laboratory, production and office space in Annandale, New Jersey. The initial term of this lease commencing on July 15, 1993 is for five years and three months. The Company has an option to renew this lease for an additional five-year term. The Company incurred rent expense of $1,737,420 in 1994, $1,782,004 in 1995 and $1,819,533 in 1996.

          The Company has secured a bank letter of credit pursuant to the requirements of its Annandale, New Jersey lease. This letter of credit in the amount of $1,260,000 is fully cash collateralized and the cash is categorized as segregated cash in the balance sheet.

          Future minimum lease commitments are as follows:

                        1997            $1,551,712
                        1998            $1,228,438
                                        ----------
                                        $2,780,150
                                        ==========

4.  Taxes

        Income tax expense is determined using the liability method.

        The components of the net deferred tax asset consist of the following as of December 31:

                                                         1995            1996
                                                         ----            ----

             Deferred tax assets:
              Research credit                    $    763,000    $    850,000
              Net operating loss carryforward      10,131,000      12,652,000
              Deferred tax asset
               valuation reserve                  (10,894,000)    (13,502,000)
                                                 ------------    ------------
             Net deferred tax asset                   ---             ---
                                                 ============    ============

          At December 31, 1996 the Company has federal tax net operating loss
(NOL) carryforwards of approximately $31,840,000, approximately $370,000 of which is restricted due to an "ownership" change during 1989 under Section 382 of the Internal Revenue Code. The remainder of the NOL carryforwards, approximately $31,470,000, expire in 2004 ($394,000), 2006 ($863,000), 2007
($3,985,000), 2008 ($5,533,000), 2009 ($7,592,000), 2010 ($6,395,000) and 2011
($6,708,000). The Company has not performed a detailed analysis to determine whether another ownership change under Section 382 occurred during 1996, but believes that such a change may have occurred during 1996. The result of an ownership change would be to restrict use of approximately $27,000,000 of the NOL carryforwards to an annual limitation of approximately $4,000,000. The Company believes that this restriction would allow substantially all of the carryforwards to be used before expiration.

                         MEDAREX, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 1994, 1995, and 1996


4.  Taxes (con't)
    -------------

          The Company has state NOL carryforwards of approximately $30,741,000 at December 31, 1996 which expire in 1998 ($875,000), 1999 ($3,997,000), 2000
($5,398,000), 2001 ($7,453,000), 2002 ($6,316,000) and 2003 ($6,702,000).

          The Company has research tax credit carryforwards of approximately $650,000 which expire between 2005 and 2010. If an ownership change under
Section 382 occurred during 1996, the use of the carryforwards would be subject to limitation. The Company believes that this restriction would allow all of the carryforwards to be used before expiration. The Company also has a state research credit carryforward of approximately $300,000 which expires in 2002.
In 1994, 1995 and 1996, the Company provided valuation reserves of $8,097,000, $10,894,000 and $13,502,000, respectively, principally to offset the benefits of net operating loss carryforwards at the end of those years.

5.  Accrued Liabilities
    -------------------

          Accrued liabilities consist of the following as of December 31:

                                             1995        1996
                                          ----------   ---------
             Accrued professional fees    $  233,799   $ 134,642
             Accrued compensation            345,839     477,202
             Accrued clinical trial          151,660     139,068
              expense
             Accrued rent                    126,657      80,600
             Other                           347,453     283,086
                                          ----------   ---------
                                          $1,205,408  $1,114,598
                                          ==========  ==========
6.  Stockholders' Equity
    --------------------

     On May 17, 1995, the Company announced a collaborative arrangement with Novartis Inc. of Basel, Switzerland ("Novartis"). Under the terms of the arrangement, on June 28, 1995, the Company sold 899,888 shares of Common Stock to Novartis at $4.445 per share, for an aggregate purchase price of $4,000,000. The purchase price represented a premium of approximately $1,140,000 over the then fair market value of the Company's Common Stock. This premium represents consideration paid for research activities performed by the Company and was amortized into income as the clinical trial and research activities were performed.

     On November 8, 1995, the Company sold 2,190,000 shares of Common Stock in a placement to selected institutional investors for $5.00 per share (the "1995 Placement"). The Company realized net proceeds of approximately $9,650,000.

     Upon exhaustion of its current cash reserves, the Company's continued operations will depend on its ability to raise additional funds through equity or debt financing and/or enter into licensing or joint development agreements, including collaborative research and development arrangements with large pharmaceutical companies.

                         MEDAREX, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 1994, 1995, and 1996


7.  Stock Options
    -------------

          The Company has seven Stock Option Plans -- the EMP Plan, the Amended and Restated 1987 Stock Option Plan, the 1991 Stock Option Plan, the 1992 Stock Option Plan, the 1994 Stock Option Plan, the 1995 Stock Option Plan, and the 1996 Stock Option Plan (the "Plans"). Under each of the 1991 and 1992 Plans the Company may grant up to 250,000 shares of incentive or non qualified stock options, stock appreciation rights, restricted stock or deferred stock to key employees, directors or consultants. Under the 1994 Plan, the Company may grant up to 300,000 shares of incentive or non-qualified stock options, stock appreciation rights, restricted stock or deferred stock to key employees, directors or consultants. Under the 1995 and 1996 Plans, the Company may grant up to 350,000 shares of incentive or non-qualified stock options, stock appreciation rights, restricted stock or deferred stock to key employees, directors or consultants. No further grants may be made under the EMP Plan, or the 1987 Plan. The purchase price of stock options under the Plans is determined by the Stock Option Committee of the Board of Directors of the Company (the "Committee") but cannot be less than 100% of the fair market value of the stock on the date of grant. The term is fixed by the Committee, but no incentive stock option is exercisable after 10 years from the date of grant.

          During 1994, all holders of stock options with an exercise price in excess of $4.25 were, pursuant to a resolution of the Board of Directors, given an opportunity to have their stock options repriced at $4.25. The election required the vesting period on repriced options to recommence. Options to purchase 389,400 shares were repriced.

          A summary of the Company's stock option activity and related information for the years ended December 31, 1995 and 1996 follows:

                                       1995                       1996
                           -------------------------    ------------------------
                                            Weighted                   Weighted
                               Common        Average      Common       Average
                                Stock       Exercise       Stock       Exercise
                               Options        Price       Options       Price
                             ------------  ---------    ------------   --------
Outstanding at beginning       1,245,400   $      2.03    1,456,750   $     2.44
 of year
      Granted                    269,025          4.70      443,200         7.56
      Exercised                  (55,000)        (4.25)     (71,250)       (4.26)
      Canceled                    (2,675)        (4.34)     (20,100)       (3.60)
                             -----------                -----------
Outstanding at end of year     1,456,750          2.44    1,808,600         3.62
                             ===========                ===========
Exercisable at end of year     1,232,862                  1,613,759
                             ===========                ===========
Weighted average fair
 value of options granted
 during the year                           $      1.59                $     2.84

                         MEDAREX, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 1994, 1995, and 1996


      7.  Stock Options (con't)
          ---------------------

      Stock options outstanding at December 31, 1996 are summarized as follows:

                                              Weighted Average
  Range of            Outstanding Options at     Remaining      Weighted Average
Exercise Price          December 31, 1996     Contractual Life   Exercise Price
--------------          -----------------     ----------------   --------------
$         0.10              403,000                 2.45            $  0.10
$0.10 to $2.86              276,150                 2.63            $  0.38
$4.25 to $9.25              183,500                 5.73            $  4.34
$4.25 to $6.06              191,250                 7.03            $  4.25
$4.25 to $6.81              296,250                 8.26            $  4.70
$5.31 to $8.31              350,000                 9.23            $  6.95
$6.06 to $10.63             108,450                 9.60            $  8.85
                          ---------
$0.10 to $10.63           1,808,600                 5.99            $  3.62
                          =========

          At December 31, 1996, a total of 244,300 shares were available for future grants under the 1991, 1994 and 1996 Plans.

          The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plans.
If the Company had elected to recognize compensation expense based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and loss per share would have been reduced to the pro forma amounts indicated in the table below.

                                           1995          1996
                                           ----          ----

          Net loss - as reported        $(6,509,310)  $(6,868,493)
          Net loss - pro forma          $(6,857,366)  $(8,446,044)
          Loss per share - as reported       $(0.69)       $(0.45)
          Loss per share - pro forma         $(0.73)       $(0.55)

          The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:


          Expected dividend yield               0%
          Expected stock price volatility       60.2%
          Risk-free interest rate               5.9%
          Expected life of options              5 yrs.

                         MEDAREX, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 1994, 1995, and 1996


8.  Warrants
    --------

          On April 18, 1996, the Company commenced its offer to reduce temporarily the exercise price of each of its Redeemable Warrants which had been issued pursuant to its initial public offering in June of 1991, the ("IPO") and as part of a series of private placements in December of 1992, the ("Placements"), from $6.17 to $5.55 per Redeemable Warrant (the "Warrant Reduction Offer"). Pursuant to the Warrant Reduction Offer, which was completed on May 15, 1996, the holders of 3,882,022 Redeemable Warrants (approximately 97% of the maximum number of Redeemable Warrants that could have been exercised) exercised their warrants to purchase approximately 4,534,202 shares of Common Stock, resulting in proceeds of $21,545,222 to the Company before deducting expenses incurred in connection with the offering. Including exercises prior and subsequent to the Warrant Reduction Offer, warrantholders purchased approximately 5,031,910 shares of Common Stock resulting in total gross proceeds to the Company of approximately $24,174,401 from the exercise of the Redeemable Warrants.

          Certain warrants (the "Representative's Warrants") which had been issued to an underwriter and placement agent pursuant to the IPO and the Placements were initially exercisable at prices of $9.90, subsequently adjusted to $7.20, per share of Common Stock for a period of four years from June 20, 1992. The Representative's Warrants contain provisions for adjustment to the exercise prices and the number and type of securities issuable upon the exercise of the Representative's Warrants upon the occurrence of certain events including the issuance of any Common Stock or other securities convertible into or exercisable for Common Stock, or in the event of any recapitalization, reclassification, stock dividend, stock split, stock combination or similar transaction.

          On June 18, 1996 the Company extended the expiration date on the 356,767 outstanding Representative's Warrants from June 19, 1996 to December 19, 1997 and the exercise price was adjusted to a range of $0.63 to $2.68 per share of Common Stock. In addition, the number of shares issuable upon the exercise of the Representative's Warrants was ratcheted to 581,678. During 1996, holders of Representative's Warrants purchased approximately 561,204 shares of Common Stock resulting in total gross proceeds to the Company of approximately $352,428. As of December 31, 1996, 20,474 Representative's Warrants convertible into 20,474 shares of Common Stock were outstanding.

          On July 1, 1994, pursuant to a secondary offering, the underwriter was issued warrants ("New Warrants") to purchase 100,000 shares of Common Stock. Under the terms of the New Warrants, each New Warrant holder is entitled to purchase one share of Common Stock at a price of $4.50 per share commencing July 1, 1995 until June 30, 1999. The New Warrants contain provisions for adjustment to the exercise prices and the number and type of securities issuable upon the exercise of the New Warrants upon the occurrence of certain events including any recapitalization, reclassification, stock dividend, stock split, stock combination or similar transaction. The New Warrants grant the holders thereof certain demand and piggyback registration rights for the securities issuable upon exercise thereof. As of December 31, 1996 100,000 New Warrants were outstanding.

                         MEDAREX, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 1994, 1995, and 1996


9.  Research and Development Agreements
    -----------------------------------

          On March 30, 1994, the Company entered into a letter of intent with Merck KG&A of Darmstadt, Germany ("E. Merck"), pursuant to which the two companies will develop Bispecific antibodies for the treatment of certain cancers. The letter of intent provided for funding to the Company of at least $2,750,000 during the period ending March 30, 1995, to conduct clinical trials and additional research.

          On August 16, 1994, the Company and E. Merck agreed to the purchase by
E. Merck of 450,000 shares of Common Stock at $7.00 per share, for an aggregate purchase price of $3,150,000, in lieu of the research and development funding noted above. The purchase price represented a premium of $1,000,000 over the then fair market value of the Common Stock. This premium represents consideration paid for clinical trial and research activities to be performed by the Company and was amortized into income as the clinical trial and research activities were performed. At December 31, 1994, $200,000 was recognized as contract revenue and $800,000 was included in the balance sheet as deferred contract revenue. During 1995 the remaining $800,000 of deferred contract revenue was amortized into income. The letter of intent with E. Merck was finalized and a formal agreement was signed on June 26, 1996.

          On May 17, 1995, the Company announced a collaborative arrangement with Novartis. Under the terms of the arrangement, on June 28, 1995, the Company sold 899,888 shares of Common Stock to Novartis at $4.445 per share, for an aggregate purchase price of $4,000,000. The purchase price represented a premium of approximately $1,140,000 over the then fair market value of the Company's Common Stock. This premium represents consideration paid for research activities performed by the Company and was amortized into income as the clinical trial and research activities were performed. As of December 31, 1995, $666,667 was recognized as contract revenues and $476,191 was included in the balance sheet as deferred contract revenue. During 1996, the remaining $476,191 of deferred contract revenues was amortized into income.

          On April 26, 1996, the Company announced that it had entered into a collaborative arrangement with Centeon, L.L.C. ("Centeon"), a Delware limited liability company formed through a joint venture of Hoechst AG and Rhone-Poulenc Rorer, Inc. to develop and market MDX-33. This collaboration provides for the joint development of MDX-33 by the Company and Centeon. Subject to the terms of the arrangement, the Company is primarily responsible for product development, clinical testing through Phase II trials and the manufacture of all product used in clinical trials. Centeon will be primarily responsible for the payment of all expenses associated with Phase I and Phase II clinical trials of MDX-33 to be conducted by the Company, up to a maximum of $20,000,000. If such trials are successfully completed, Centeon will be primarily responsible for Phase III clinical trials, regulatory approvals, product commercialization and the costs associated therewith. In addition, under the terms of the arrangement, Centeon paid to the Company an up-front fee of $1,000,000 which is included in contract and license revenue and will pay research and development funding of $900,000 over three years. Centeon may also provide the Company with up to $10,000,000 of additional funding upon the achievement of certain milestones.

                         MEDAREX, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Years Ended December 31, 1994, 1995, and 1996


9.  Research and Development Agreements (con't)
    -------------------------------------------

          Under the terms of the arrangement, Centeon has an option (the "Option") to purchase shares of Common Stock of the Company in an amount equal to $2,000,000, at a premium over the market price for the Common Stock on the Nasdaq National Market for the three day period commencing one business day prior to the Company's public announcement that certain milestones have been achieved, subject to a maximum of 20% of the shares of the Common Stock or voting power outstanding prior to such issuance. If such milestones have been achieved and Centeon does not elect to exercise the Option, then Centeon will be required to pay $2,000,000 to the Company.

          The Company spent $5,905,043, $6,442,159 and $7,596,273 during the years ended December 31, 1994, 1995 and 1996, respectively, on activities relating to development of new products, services or techniques or the improvement of existing products, services or techniques. In 1994 and 1995, approximately 3% and 12% of the Company's research and development was funded by
E. Merck, and in 1995 and 1996 approximately 10% and 6% was funded by Novartis and in 1996, 15% was funded by Centeon.

10.  Commitments
     -----------

          The Company is a party to a number of license agreements which call for royalties to be paid by the Company if and when the Company commercializes products utilizing the licensed technology.

          The Company has a contingent commitment to pay $1,000,000 to Essex Chemical Corporation ("Essex") without interest in installments equal to 20% of net after tax earnings of the Company in future years. The Company's contingent commitment, as amended, to pay up to $1,000,000 out of future earnings may be satisfied, at the Company's option, through the payment of cash or shares of the Company's Common Stock having a fair market value equal to the amount owed, provided that such shares are registered with the Securities and Exchange Commission.

11.  Subsequent Event
     ----------------

          On December 18, 1996, the Company entered into a definitive merger agreement with Houston Biotechnology Incorporated ("Houston"). In the acquisition, which closed on February 28, 1997, Medarex issued 1,026,245 shares of its Common Stock in exchange for the 5,638,707 outstanding shares of common stock of Houston. It is anticipated that a significant portion of the purchase price will be written off as in-process technology.

          Houston is a Texas-based biotechnology company that is developing monoclonal antibody and other biopharmaceutical products to prevent secondary cataracts and to treat glaucoma, disorders that impair or destroy human vision.

          These 1996 financial statements, other than immaterial transaction costs, do not reflect the impact of this acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997, which will be filed on or before April 16, 1997, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997, which will be filed on or before April 16, 1997, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997, which will be filed on or before April 16, 1997 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required herein will be incorporated in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997, which will be filed on or before April 16, 1997, and is incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 1997.


                                    MEDAREX, INC.

                                    By:  /s/ Donald L. Drakeman
                                         ----------------------
                                         Donald L. Drakeman
                                         President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.


PRINCIPAL EXECUTIVE OFFICER AND
DIRECTOR:
                                   /s/ Donald L. Drakeman     March 17, 1997
     Director, President and       ----------------------
     Chief Executive Officer       Donald L. Drakeman


                                    /s/ Michael A. Appelbaum  March 17, 1997
PRINCIPAL FINANCIAL OFFICER,        ------------------------
ACCOUNTING OFFICER AND DIRECTOR:    Michael A. Appelbaum
          Director, Sr. Vice President
          and Chief Financial Officer

DIRECTORS:

/s/ Charles R. Schaller                 March 17, 1997
----------------------------------
     Charles R. Schaller
     Chairman of the Board

/s/ Michael W. Fanger                   March 17, 1997
----------------------------------
     Michael W. Fanger

/s/ Robert Iggulden                     March 17, 1997
----------------------------------
     Robert Iggulden

/s/ Irwin Lerner                        March 17, 1997
----------------------------------
     Irwin Lerner

/s/ Leigh Thompson                      March 17, 1997
----------------------------------
     Leigh Thompson

/s/ Julius A. Vida                      March 17, 1997
----------------------------------
     Julius A. Vida

                                    PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        ITEM NUMBER
        -----------
               (a).1.   Financial Statements

                        Report of Independent Auditors.

                        Consolidated Balance Sheets as of December 31, 1995 and 1996.

                        Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995 and 1996.

                        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1995 and 1996.

                        Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996.

                        Notes to Consolidated Financial Statements

               (a).2.   Financial Statement Schedules

                        All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               (a).3.   Exhibits

               2.1(1) Certificate of Merger, dated June 15, 1989, including Plan of Merger.

               2.2(18) Agreement and Plan of Merger among Medarex, Inc., Medarex Acquisition Corp.
                        and Houston Biotechnology Incorporated dated
                        December 18, 1996, together with
                        the exhibits thereto.

               3.1(16)  Restated Certificate of Incorporation of the
                        Registrant.

               3.2(1)   Amended and Restated By-laws of the Registrant.

               4.1(1)   Form of Specimen of Common Stock Certificate.

               4.2(19)  Form of Warrant Agreement between Houston
                        Biotechnology Incorporated and
                        Mellon Securities Trust Company.

               4.3 Form of Specimen of Warrant Certificate (included as Exhibit A to Warrant Agreement filed as Exhibit 4.2).

               10.1(4) Lease of the Registrant's executive offices dated August 1, 1992.

               10.2(1) Lease of the Registrant's laboratory facilities (West Lebanon, New Hampshire).

               10.3(1)  1991 Employee Stock Option Plan.

               10.4(1) Letter of Intent dated April 25, 1991 between Lower Pyne Associates, L.P. and Medarex,
                        Inc.

        ITEM NUMBER
        -----------

               10.5(1) Joint Venture Agreement by and among Trustees of Dartmouth College, Essex Medical
                        Products, Inc. and the Registrant, dated as of July 15, 1987.

               10.6(1) Exclusive License Agreement by and between Trustees of Dartmouth College and the Registrant, dated July 15, 1987.

               10.7(1) Non-Exclusive License Agreement by and between Trustees of Dartmouth College and the Registrant, dated July 15, 1987.

               10.8(1) Assignment Agreement by and between the Registrant and Michael W. Fanger, dated July
                        15, 1987.

               10.9(1) Consulting Agreement between the Registrant and Michael W. Fanger, dated as of July 15,
                        1987.

              10.10(1) Assignment Agreement by and between the Registrant and Paul M. Guyre, dated July 15,
                        1987.

              10.11(1) Consulting Agreement between the Registrant and Paul M. Guyre, dated as of July 15, 1987.

              10.12(1) Assignment Agreement by and between the Registrant and Edward Ball, dated July 15, 1987.

              10.13(1) Consulting Agreement between the Registrant and Edward Ball, dated as of July 15, 1987.

              10.14(1) Stock Purchase Agreement among Essex Vencap, Inc. and Medarex Founders and the
                        Registrant, dated as of June 15, 1989.

              10.15(1) Amended and Restated Research and Development and Umbrella Agreement between
                        Fondation Nationale de Transfusion Sanguine and the Registrant, dated March 7, 1991.

              10.16(1) AML/SCCL License Agreement between Fondation Nationale de Transfusion Sanguine and the Registrant, dated February 13, 1990.

              10.17(1) HIV License Agreement between Fondation Nationale de Transfusion Sanguine and the
                        Registrant, dated February 13, 1990.

              10.18(1) HIV Targeting Antibody License Agreement between Fondation Nationale de Transfusion
                        Sanguine and the Registrant, dated February 13,
                        1990.

             10.18A(1)  Amendment to AML/SCCL License Agreement, the HIV
                        License Agreement and the HIV
                        Targeting Antibody License Agreement dated March
                        7, 1991.

              10.19(1) Medarex Targeted Immunostimulation License Agreement between the Registrant and
                        Fondation Nationale de Transfusion Sanguine, dated March 7, 1991.

              10.20(1) FNTS Targeted Immunostimulation License Agreement between Fondation Nationale de
                        Transfusion Sanguine and the Registrant, dated March 7, 1991.

              10.21(1) Agreement of SmithKline Beecham Pharmaceuticals and the Registrant with respect to Research Collaboration, dated February 1, 1990.

             10.21A(1)  Amendment to Agreement of SmithKline Beecham
                        Pharmaceuticals and the Registrant with respect to Research Collaboration dated July 5, 1990.

              10.22(1) Research Agreement between the Registrant and The Upjohn Company, dated October 18,
                        1990.

        ITEM NUMBER
        -----------

              10.23(1) Agreement dated as of May 16, 1991 by and among Trustees of Dartmouth College and the Registrant relating to the assignment of certain patents and the modification of the Joint
                        Venture Agreement.

              10.24(1) Assignment of certain patent rights by Trustees of Dartmouth College to the Registrant dated May 16, 1991.

              10.25(1) Loan Agreement by and between Dr. Edward Ball, Dr. Paul Guyre, Dr. Donald Drakeman,
                        Dr. Michael Fanger, and First New Hampshire Bank of Lebanon, dated October 25, 1990.

              10.26(1) Security Agreement between the Registrant and First New Hampshire Bank of Lebanon, dated October 25, 1990.

              10.27(1) Distribution Agreement between the Registrant and Funakoshi Pharmaceutical Co., Ltd., dated as of June 1, 1989, expiring May 31, 1990.
                        110.28 Employment Agreement by and
                        between the Registrant and Dr. Donald Drakeman, dated as of April 1, 1991, as amended.

              10.29(1) Employment Agreement by and between the Registrant and Dr. Nathan B. Dinces, dated as of April 1, 1991, as amended.

              10.30(1) Form of Financial Advisory and Investment Banking Agreement between the Registrant and Josephthal Lyon & Ross Incorporated.

              10.31(1) License Agreement between the Registrant and Chiron Corporation (formerly Cetus
                        Corporation) dated as of February 19, 1991.

              10.32(1) Form of invention and confidential information agreement between registrant and its employees.

              10.33(1)  Stock Purchase Plan.

              10.34(1) Settlement Agreement by and between the Registrant and Fondation Nationale de
                        Transfusion Sanguine, dated December 9, 1991.

              10.35(1) Amended and Restated HIV Targeting Antibody License Agreement by and between the Registrant and Fondation Nationale de Transfusion Sanguine, dated December 9, 1991.

              10.36(2) HBV Cell Line License Agreement by and between the Registrant and Fondation
                        Nationale de Transfusion Sanguine, dated December
                        9, 1991.

              10.37(3) Employment Agreement by and between the Registrant and Michael A. Appelbaum, dated as of July 29, 1991.

              10.38(4) Agreement dated November 28, 1991 between Scotgen Limited and the Company pertaining to the genetic engineering of one of the Company's antibodies.

              10.39(5)  Amended and Restated 1987 Stock Option Plan.

              10.40(6) Letter of Intent between Registrant and The Bayson Company dated March 16, 1992.

              10.41(6)  Form of Consulting Agreement between the
                        Registrant and Paul M. Guyre, dated as of March 17, 1992.

              10.42(6) Form of Consulting Agreement between the Registrant and Edward Ball, dated as of March 17, 1992.
              10.43(6) Form of Consulting Agreement between the Registrant and Michael W. Fanger, dated as of March 17, 1992.

        ITEM NUMBER
        -----------

              10.44(6) Agreement In Principle dated as of July 10, 1992 between the Registrant and Dr. Daniel
                         Beck of Centre Hospitalier Universiter Vaudrois.

              10.45(6) Agreement In Principle dated as of July 23, 1992 by and among Institut Curie, Immuno-
                         Designed Molecules, SARL and the Registrant.

              10.46(7) Underwriting Agreement by and between the Registrant and Rosenkrantz Lyon & Ross
                         Incorporated as Representative of the Several Underwriters, dated June 20, 1991.

              10.47(9) Placement Agent Agreement between the Registrant and Josephthal Lyon & Ross
                         Incorporated, dated as of November 13, 1992.

              10.48(9) Placement Agent Warrant Agreement between the Registrant and Josephthal Lyon & Ross Incorporated, dated as of December 14, 1992. Placement Agent Agreement between the Registrant and Josephthal Lyon & Ross Incorporated, dated as of December 17, 1992.

              10.50(9) Placement Agent Warrant Agreement between the Registrant and Josephthal Lyon & Ross
                         Incorporated, dated as of December 18, 1992.

              10.51(8)   1992 Employee Stock Option Plan.

             10.52(10)   Lease of Registrant's Laboratory Facility
                         (Annandale, New Jersey).

             10.53(11)   Amendment to Lease of Registrant's Laboratory
                         Facility (Annandale, New Jersey).

             10.54(11)   Employment Agreement by and between the Registrant
                         and Yashwant M. Deo, dated as of
                         July 8, 1993.

             10.55(12)   Financing Agreement dated as of December 1, 1993
                         by and among the Registrant, G. Musuri
                         S.A. and IDM S.A.

             10.56(12)   Consulting Agreement dated February 10, 1994 by
                         and between the Registrant and
                         Dr. Julius A. Vida.

             10.57(13)   Letter of Intent dated March 30, 1994 between the
                         Registrant and E. Merck.

             10.58(14)   Sublease of Registrant's Laboratory Facility (W.
                         Lebanon, New Hampshire).

             10.59(14)   Sublease of Registrant's Executive Office
                         (Princeton, New Jersey).

             10.60(15)   Sublease of the Company's New Hampshire Facility
                         dated May 25, 1994.

             10.61 (9)   1995 Stock Option Plan

             10.61A(17)  Amendment to the Financing and Option Agreement of
                         December 1, 1993 by and among
                         the Registrant, G. Musuri S.A. and IDM S. A.

              10.62(9) Stock Purchase Agreement dated May 16, 1995 between the Registrant and Novartis Inc

              10.63(9) Development and Commercialization Agreement dated May 16, 1995 between the
                         Registrant and Novartis Inc

              10.64(9) Registration Rights Agreement dated May 16, 1995 between the Registrant and
                         Novartis Inc

              10.65(13)  Letter to Josephthal Lyon & Ross Incorporated
                         dated April 12, 1996.

              10.66(20)  Convertible Note dated December 18, 1996 executed by Houston Biotechnology
                         Incorporated in favor of the Registrant.

        ITEM NUMBER
        -----------

              10.67(21)  License Agreement effective December 18, 1996
                         between Houston Biotechnology
                         Incorporated and the Registrant.

              10.68(22)  Escrow Agreement dated as of December 18, 1996
                         Among Houston Biotechnology
                         Incorporated, the Registrant and Satterlee
                         Stephens Burke & Burke LLP, as escrow
                         agent.

              10.69(19)  Convertible Note dated January 15, 1997 executed by Houston Biotechnology
                         Incorporated in favor of the Registrant.

                 11      Statement re: computation of per share earnings.

              21(23)     Subsidiaries of the Registrant.

               23.1      Consent of Ernst & Young LLP.

----------
  (1) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-39956) filed on April 12, 1991.
  (2) Incorporated by reference to the identically numbered exhibit to the Registrant's Current Report on Form 8-K dated December 20, 1991.
  (3) Incorporated by reference to exhibit number 10.33 to the Registrant's Current Report on Form 8-K dated August 9, 1991.
  (4) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K filed on March 6, 1992.
  (5) Incorporated by reference to exhibit number 4 to the Registrant's Registration Statement on Form S-8 (File No. 33-44276) filed on November 29, 1991.
  (6) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-46509) filed on March 18, 1992.
  (7) Incorporated by reference to the exhibit number 1.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-39956) filed on April 12, 1991.
  (8) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K filed on March 15, 1993.
  (9) Incorporated by reference to the identically numbered exhibit to the Registrant's Post-Effective Amendment No. 5 to Registration Statement on Form S-1 (File No. 33-57366) filed on September 15, 1995.
 (10) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q filed on May 14, 1993.
 (11) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q filed on August 16, 1993.
 (12) Incorporated by reference to the identically numbered exhibit to the
      Registrant's Annual Report on   Form 10-K filed on February 15, 1994.
 (13) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-75324) filed on June 28, 1994.
 (14) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q filed on May 13, 1994.
 (15) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1994.
 (16) Incorporated by reference to the identically numbered exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-98244) filed on July 26, 1995.
 (17) Incorporated by reference to the identically numbered exhibits to the Registrant's Quarterly Report on Form 10-Q filed on May 11, 1995.
 (18) Incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4 (File No. 333-20119) filed on January 22, 1997.

 (19) Incorporated by reference to the identically number exhibit to the Registrant's Registration Statement on Form S-4 (File No. 333-20119) filed on January 22, 1997.
(20) Incorporated by reference to Exhibit Number 99.2 to the Registrant's Current Report on Form 8-K filed on January 2, 1997.
(21) Incorporated by reference to Exhibit Number 99.3 to the Registrant's Current Report on Form 8-K filed on January 2, 1997.
(22) Incorporated by reference to Exhibit Number 99.4 to the Registrant's Current Report on Form 8-K filed on January 2, 1997.
(23) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-16373) filed on November 19, 1996.

      (b) Reports on Form 8-K

          None