Form 10-Q
period 1997-06-30
MEDAREX INC
filed 1997-08-14
CIK 874255

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 1997        Commission File No. 0-19312
                  -------------        ---------------------------


                                 MEDAREX, INC.
                                 -------------
            (Exact name of registrant as specified in its charter.)

New Jersey                                            22-2822175
----------                                            ----------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

1545 Route 22 East, Annandale, New Jersey             08801
-----------------------------------------             -----
(Address or principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (908) 713-6001
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

Yes   X    No
    -----     -----

The number of shares of common stock, $.01 par value, outstanding as of August 11, 1997 was 18,659,475 shares.

                          MEDAREX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,         June 30,
                                                                                                -----------------  -----------------

                                                                                                     1996               1997
                                                                                                                     (Unaudited)

ASSETS
------
Current assets:
   Cash and cash equivalents                                                                    $  4,958,065           $  1,377,537
   Marketable securities                                                                          26,505,269             23,100,410
   Trade accounts receivable, less allowance for doubtful
      accounts of $5,000                                                                              22,677                 26,029
   Inventory                                                                                          46,232                 78,723
   Prepaid expenses                                                                                  245,787                443,949
   Other current assets                                                                              766,214                388,483
                                                                                                ------------           ------------

         Total current assets                                                                     32,544,244             25,415,131

 Property and equipment:
   Machinery and equipment                                                                         2,374,996              2,596,227
   Furniture and fixtures                                                                            164,316                178,120
   Leasehold improvements                                                                            557,996                704,375
                                                                                                ------------           ------------
                                                                                                   3,097,308              3,478,722

   Less accumulated depreciation and amortization                                                 (1,866,470)            (2,321,311)

                                                                                                ------------           ------------
                                                                                                   1,230,838              1,157,411

Investments in, and advances to affiliate                                                            414,777                414,777
Segregated cash                                                                                    1,260,000              1,260,000
Patents rights and other assets                                                                      594,223                574,493
                                                                                                ------------           ------------
     Total assets                                                                               $ 36,044,082           $ 28,821,812
                                                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Trade accounts payable                                                                       $    170,588           $    122,053
   Accrued liabilities                                                                             1,114,598              2,022,288
                                                                                                ------------           ------------
      Total current liabilities                                                                    1,285,186              2,144,341

 Long-term obligations                                                                               110,404                 85,917

Commitments                                                                                                -                      -

Stockholders' equity:
   Preferred stock, $1.00 par value, 2,000,000 shares authorized;
      none issued and outstanding                                                                          -                      -
   Common stock, $.01 par value; 40,000,000 shares authorized;
       17,592,992 and 18,659,475 shares issued and outstanding,
      respectively                                                                                   175,931                186,595
   Capital in excess of par value                                                                 65,947,081             74,208,808
   Unrealized gain on securities                                                                      16,743                120,148
   Accumulated deficit                                                                           (31,491,263)           (47,923,997)

                                                                                                ------------           ------------

         Total stockholders' equity                                                               34,648,492             26,591,554
                                                                                                ------------           ------------
         Total liabilities and stockholders' equity                                             $ 36,044,082           $ 28,821,812
                                                                                                ============           ============

See notes to these unaudited consolidated financial statements.

                               MEDAREX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Six Months Ended                       Three Months Ended
                                                              June 30,           June 30,             June 30,          June 30,
                                                                1996               1997                 1996              1997
                                                           ------------        ------------        ------------        ------------

Sales                                                      $    129,318        $    106,360        $     49,826        $     56,197
Grants, contract and license revenues                         1,476,191             821,620           1,190,477             421,443
                                                           ------------        ------------        ------------        ------------
      Total revenues                                          1,605,509             927,980           1,240,303             477,640

Costs and expenses:
      Cost of sales                                              63,240              77,597              31,391              39,112
      Research and development                                3,560,709           5,646,279           1,888,743           3,115,899
      General and administrative                              1,202,147           1,691,893             639,962             881,570
      Acquisition of in-process technology                            -          10,750,465                   -              87,513
                                                           ------------        ------------        ------------        ------------
          Operating loss                                     (3,220,587)        (17,238,254)         (1,319,793)         (3,646,454)


Interest and dividend income                                    582,186             805,519             367,277             420,353
                                                           ------------        ------------        ------------        ------------
          Net loss                                         $ (2,638,401)       $(16,432,735)       $   (952,516)       $ (3,226,101)

                                                           ============        ============        ============        ============
Net loss per share                                         ($      0.20)       ($      0.90)       ($      0.07)       ($      0.17)

                                                           ============        ============        ============        ============
Weighted-average number of common
   shares outstanding during the period                      13,216,168          18,312,504          14,573,228          18,658,032







See notes to these unaudited consolidated financial statements.

                         MEDAREX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                                                    --------
                                                                                         1996                   1997
                                                                                         ----                   ----

Operating activities:
   Net loss                                                                            $ (2,638,401)         $(16,432,735)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                                       185,009               259,441
         Amortization                                                                        70,215               230,106
         Issue of common stock for technology                                               612,500                     -
         Gain on sale of equipment                                                                -                  (215)
         Write-off of in-process technology                                                       -            10,750,465
Changes in operating assets and liabilities, net of acquisition:
   Decrease (increase) in trade accounts receivable, net                                     31,360                (3,352)
   Decrease (increase) in inventory                                                           3,624               (32,491)
   Increase (decrease) in prepaid expenses and other
      current assets                                                                       (586,371)              183,650
   Increase (decrease) in trade accounts payable                                            113,222              (336,717)
   Increase (decrease) in accrued liabilities                                               813,483              (339,591)
   Decrease in deferred contract revenue                                                   (476,191)                    -
                                                                                       -------------         -------------
        Net cash used in operating activities                                            (1,871,550)           (5,721,439)

Investing activities:
   Purchase of property and equipment                                                      (118,546)             (139,500)
   Cash portion of Houston Biotechnology Incorporated
       acquisition, net of cash acquired                                                          -            (1,371,839)
   Decrease (increase) in other assets                                                     (612,500)                7,407
   Increase in advances to affiliate                                                        (90,293)                    -
   Proceeds from sale of equipment                                                                -                 5,000
   Purchase of marketable securities                                                    (11,747,411)                    -
   Sale of marketable securities                                                                -               3,508,264
                                                                                       -------------         -------------
       Net cash (used in) provided by investing activities                              (12,568,750)            2,009,332

Financing activities:
   Cash received from sales of securities, net                                           23,151,033               153,835
   Principal payments under debt obligations                                                (10,722)              (22,256)
                                                                                       -------------         -------------
       Net cash provided by  financing activities                                        23,140,311               131,579
                                                                                       -------------         -------------
       Net increase (decrease) in cash and cash equivalents                               8,700,011            (3,580,528)
Cash and cash equivalents at beginning of period                                          3,540,759             4,958,065
                                                                                       -------------         -------------
Cash and cash equivalents at end of period                                             $ 12,240,770          $  1,377,537
                                                                                       =============         =============

Non-cash investing and financing activities:
         Issue of common stock for technology                                          $    612,500          $          -
                                                                                       =============         =============

Supplemental disclosures of cash flow information
  Cash paid during period for:
      Income taxes                                                                     $                     $          -
                                                                                       =============         =============

      Interest                                                                         $      2,784          $     12,429
                                                                                       =============         =============

See notes to these unaudited consolidated financial statements.

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  ORGANIZATION AND BASIS OF PRESENTATION

     The unaudited financial statements have been prepared from the books and records of Medarex, Inc. and Subsidiaries (the "Company") in accordance with the instruction to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.  NET LOSS PER COMMON SHARE

     Net loss per common share is based on net loss for the relevant period divided by the weighted average number of shares issued and outstanding during the period. Stock options and common stock issuable upon conversion of warrants are not reflected as their effect would be antidilutive for both primary and fully diluted earnings per share computations.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

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

6.  ACQUISITION

     On February 28, 1997, the Company completed its acquisition of Houston Biotechnology Incorporated ("Houston"), a Texas biotechnology company that is developing monoclonal antibody and other biopharmaceutical products to prevent secondary cataracts and to treat glaucoma, disorders that impair or destroy human vision. The purchase price of approximately $7,600,000 consisted of 1,026,245 shares of Medarex common stock (valued at $7.375). The Company also assumed approximately 830,000 Houston options and warrants (valued at approximately $550,000) and assumed certain liabilities in excess of assets acquired (valued at approximately $1,080,000). The transaction was treated as a purchase for accounting purposes and the Company charged $10,750,465 (based on an independent valuation) to operations during the first six months of 1997 which reflected the write-off of the in-process technology acquired. The pro forma unaudited results of operations for the six months ended June 30, 1996 and 1997, assuming the consummation of the purchase on January 1, 1996, are as follows:

                                       Six Months Ended
                                            June 30,
                                  1996                   1997
                              ------------         ------------
    Total revenue              $2,252,390             $1,152,980
    Net loss                   (3,105,644)           (16,674,381)
    Net loss per share           $(0.22)               $(0.90)

7.  RECENT DEVELOPMENTS

     On May 6, 1997, the Company announced that it has signed a definitive agreement to acquire GenPharm International, Inc. ("GenPharm"), for up to $62,725,000 in Medarex Common Stock (the "Merger"). In addition, in connection with the acquisition, Medarex has agreed to pay a stock bonus to certain employees of GenPharm in an amount up to $2,275,000 payable in shares of Medarex Common Stock. Through this acquisition, Medarex will expand its business and technology base to include GenPharm's patented HuMab-MouseTM, an antibody discovery platform that complements Medarex's patented Bispecific antibody technology. In addition, Medarex expects to receive cash of up to $33 million by the end of 1998 through a combination of GenPharm's cash on hand and certain patent license fees and related payments from third parties (the "Third Party Payments"). It is anticipated that a significant portion of the purchase price will be written off as in-process technology.

7.  RECENT DEVELOPMENTS (con't)

     Pursuant to the terms of the Merger, the holders of GenPharm capital stock will receive shares of Medarex Common Stock in a three-stage closing. At the initial closing, expected to occur in the third quarter of 1997, Medarex will issue up to 3.5 million shares of Medarex Common Stock following the approval of the transaction by GenPharm's shareholders and the completion of certain other legal and regulatory requirements. The shares issued in 1997 will be subject to contractual "lock- up" restrictions on transfer. Additional shares will be issued by the end of 1998 for the balance of the purchase price but only to the extent that GenPharm has received the Third Party Payments. In the event any of the Third Party Payments have not been received by December 15, 1998, a final closing will occur no later than the earlier of (1) 30 days following the receipt of the last Third Party Payment and (2) December 31, 1999.

     GenPharm, a privately held biopharmaceutical company, is engaged in the development of transgenic mice for the creation of fully human monoclonal antibodies. The transgenic mice have had human antibody genes inserted and have had certain mouse antibody genes inactivated.

     Consummation of the Merger is subject to the satisfaction of certain conditions, including approval of GenPharm's stockholders, registration under the Securities Act of 1933, as amended, of the shares of Medarex Common Stock to be issued in the Merger and listing of the shares of Medarex Common Stock on the Nasdaq National Market. It is expected that the consummation of the Merger will occur as soon as practicable after the satisfaction of all such conditions. Medarex has filed a Registration Statement on Form S-4 covering the shares of Medarex Common Stock to be issued in connection with the Merger.

     These consolidated financial statements do not reflect the impact of this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represents Medarex's projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management's future plans or objectives or to Medarex's future economic and financial performance. Forward-looking statements involve known and unknown risks and uncertainties and are indicated by words such as "anticipates", "expects", "believes", "plans", "could" and similar words and phrases. These risks and uncertainties include, but are not limited to, the Company's early stage of product development, history of operating losses and accumulated deficit, additional financing requirements and access to capital funding, dependence on strategic alliances, government regulation of the biopharmaceutical industry and other risks that may be detailed from time to time in Medarex's periodic reports and registration statements filed with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

     The Company had approximately $24.5 million in cash, cash equivalents and marketable securities and approximately $1.3 million in a segregated cash account as of June 30, 1997. Operating activities consumed $5.7 million of cash for the six month period ended June 30, 1997.

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

     The Company has leased approximately 53,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. Management believes that this facility is well suited for clinical-grade production of Bispecific and monoclonal antibodies as it has in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. By leasing this facility and spending modestly to adapt it, management believes that the Company has preserved a considerable amount of capital that might otherwise have been used to build a biopharmaceutical production facility. As of June 30, 1997, the Company had commitments for approximately $2.4 million of capital expenditures.

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

Results of Operations
---------------------

Six months ended June 30, 1996 and 1997
---------------------------------------

     Revenue for the six month period ended June 30, 1997 decreased by $678,000, a 42% decrease from the six month period ended June 30, 1996. The decrease is principally due to the collaborative agreement with Centeon, L.L.C. ("Centeon") which generated an upfront fee of $1.0 million and Novartis, Inc. ("Novartis") revenues of $471,000 in the second quarter of 1996. The decrease was partially offset by $340,000 of revenue from Santen Pharmaceuticals Co., Ltd. ("Santen"), Centeon revenues of $295,000 and $187,000 in Small Business Innovation Research ("SBIR") grants.

     Cost of sales increased $14,000 during the first six months of 1997, a 23% increase from the comparable period in 1996. The increase reflects higher depreciation and supply expenses.

     Research and development expenses increased $2.1 million during the first six months of 1997, a 59% increase from the first six months of 1996. The increase is principally due to higher personnel costs, sponsored research at Medarex Europe and clinical trial expenses.

     General and administrative expenses increased by $490,000 for the first six months of 1997, a 41% increase from the first six months of 1996. The increase is primarily attributable to Houston Biotechnology, Incorporated ("HBI") administrative expenses since February 28, 1997 and the Company's higher travel costs, professional fees, shareholder relation expenses and bank fees.

     Acquisition of in-process technology charges of $10.8 million reflect the February 28, 1997 acquisition of HBI.

     Interest and dividend income increased by $223,000 for the first six months of 1997, a 38% increase from the same period in 1996, reflecting a higher average cash balance.

Three months ended June 30, 1996 and 1997
-----------------------------------------

     Revenue for the three month period ended June 30, 1997 decreased by $763,000, a 62% decrease from the three month period ended June 30, 1996. The decrease is principally due to the collaboration with Centeon which generated an upfront fee of $1.0 million and Novartis revenues of $190,000 in the second quarter of 1996. The decrease was partially offset by $220,000 of revenue from Santen, $109,000 in SBIR grants and $97,000 from Centeon.

     Cost of sales increased by $8,000 during the three months ending 1997, a 25% increase as compared to the first three months of 1996. The increase reflects higher supply and rent expenses.

     Research and development expenses increased $1.2 million during the three months ending June 30, 1997, a 65% increase from the same period of 1996. The increase is primarily attributable to increased activity associated with human clinical trials and converting the laboratory to Phase III manufacturing, which resulted in higher personnel costs, clinical trial expenses, rent expenses and supplies. Additionally, sponsored research increased with the creation of Medarex Europe in late 1996.

     General and administrative expenses increased by $242,000 for the three month period ending June 30, 1997, a 38% increase from the same period of 1996. The increase is primarily attributable to HBI administrative expenses and the Company's higher personnel costs, shareholder relations expenses, insurance expense and bank fees.

     Interest and dividend income increased by $53,000 for the three months ended June 30, 1997, a 15% increase from the same period in 1996, reflecting a higher average cash balance.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

     The Company has incurred and will continue to incur significant costs in the area of research and development, including pre-clinical and clinical trials as its products develop. Administrative costs are also expected to increase with the increase of administrative activities and the creation of a marketing organization. The Company expects its operating losses to increase at an accelerated rate over the next several years as the Company expands its clinical trials and product development efforts.

Part II - Other Information

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 15, 1997, the Company elected three Class I Directors each to serve for a term to expire in 2000, voted to approve the adoption of the Medarex 1997 Stock Option Plan and voted to confirm the appointment of Ernst & Young LLP as independent auditors for the 1997 fiscal year. Out of the 18,655,511 eligible votes, 12,843,833 votes were cast at the meeting either by proxies solicited in accordance with Schedule 14A or by securities holders voting in person. There were 5,814,678 broker non-votes which are not included in the following table as they were not treated as being present at the meeting. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes for each nominee is set forth under Item No. 1 below, the adoption of the Medarex 1997 Stock Option Plan is set forth under Item No. 2 below and the appointment of Ernst & Young LLP as independent auditors for the 1997 fiscal year is set forth in Item No. 3 below:

Item No. 1
----------

Nominees for Directors
----------------------

                Directors               Votes For           Votes Withheld
         ---------------------      ----------------     --------------------
          Charles R. Schaller          12,763,848               76,985
          Donald L. Drakeman           12,767,361               73,472
          Robert Iggulden              12,761,591               79,242

The following persons are incumbent directors whose terms of office continue after the Annual Meeting:

            Terms Expiring in 1998                  Terms Expiring in 1999
            ----------------------                  ----------------------
        Julius A. Vida                          Michael A. Appelbaum
        Irwin Lerner                            Michael W. Fanger
        W. Leigh Thompson

Item No. 2
----------

Adoption of the Medarex 1997 Stock Option Plan:

          FOR                   AGAINST                ABSTAIN
          ---                   -------                -------
      11,825,240                976,255                 39,288


Item No. 3
----------

Appointment of Ernst & Young LLP as Independent Auditors for the 1997 fiscal year:

          FOR                   AGAINST                ABSTAIN
          ---                   -------                -------
      12,773,284                 45,190                 22,359

Part II - Other Information (con't)

ITEM 6. Exhibits and reports on Form 8-K


(a)     Exhibit:  None

(b)     Reports on Form 8-K

        (1)     Form 8-K filed on May 12, 1997
                re: execution of Definitive Agreement and Plan of Merger for Acquisition of GenPharm International, Inc.

        (2)     For 8-K filed on June 17, 1997
                re: execution of Amended and Restated Agreement and Plan of Merger for Acquisition of GenPharm International, Inc.

                                   Signatures
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MEDAREX, INC.
                                             -------------
                                             (Registrant)

Date:  August 11, 1997                By /s/ Michael A. Appelbaum
                                         ------------------------
                                             Michael A. Appelbaum
                                             Senior Vice President
                                             Finance and Administration
                                             (Principal Financial and
                                             Accounting Officer)