Form 10-Q
period 1997-09-30
MEDAREX INC
filed 1997-11-06
CIK 874255

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

For quarter ended September 30, 1997                 Commission File No. 0-19312

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

Yes      X                 No
        ---                   ---

The number of shares of common stock, $.01 par value, outstanding as of October 31, 1997 was 20,659,475 shares.


                             MEDAREX, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                                                           December 31,    September 30,
                                                           --------------  --------------
                                                               1996            1997
                                                                            (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                               $   4,958,065   $   1,748,251
   Marketable securities                                      26,505,269      19,383,209
   Trade accounts receivable, less allowance for doubtful

      accounts of $5,000                                          22,677          37,246
   Inventory                                                      46,232          44,139
   Prepaid expenses                                              245,787         741,560
   Other current assets                                          766,214         892,146
                                                           --------------  --------------
         Total current assets                                 32,544,244      22,846,551

 Property and equipment:

   Machinery and equipment                                     2,374,996       2,663,832
   Furniture and fixtures                                        164,316         180,240
   Leasehold improvements                                        557,996       1,191,707
                                                           --------------  --------------
                                                               3,097,308       4,035,779

   Less accumulated depreciation and amortization             (1,866,470)     (2,486,310)
                                                           --------------  --------------
                                                               1,230,838       1,549,469

Investments in, and advances to affiliate                        414,777         414,777
Segregated cash                                                1,260,000       1,260,000
Patents rights and other assets                                  594,223         563,744
                                                           --------------  --------------
     Total assets                                          $  36,044,082   $  26,634,541
                                                           ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Trade accounts payable                                  $     170,588   $     171,871
   Accrued liabilities                                         1,114,598       2,189,874
                                                             ------------    ------------
      Total current liabilities                                1,285,186       2,361,745

 Long-term obligations                                           110,404         117,985

Commitments                                                            -               -

Stockholders' equity:
   Preferred stock, $1.00 par value, 2,000,000 shares authorized;
      none issued and outstanding                                      -               -
   Common stock, $.01 par value; 40,000,000 shares authorized;
       17,592,992 and 18,659,475 shares issued and outstanding,

      respectively                                               175,931         186,595
   Capital in excess of par value                             65,947,081      74,208,808
   Unrealized gain on securities                                  16,743         345,466
   Accumulated deficit                                       (31,491,263)    (50,586,058)
                                                           --------------  --------------

         Total stockholders' equity                           34,648,492      24,154,811
                                                           --------------  --------------
         Total liabilities and stockholders' equity        $  36,044,082   $  26,634,541
                                                           ==============  ==============

        See notes to these unaudited consolidated financial statements.


                         MEDAREX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Nine Months Ended             Three Months Ended
                                            September 30,    September 30,  September 30,   September 30,
                                                1996            1997            1996            1997
                                            --------------  -------------   --------------  --------------
Sales                                       $     210,468   $    160,827    $      81,150   $      54,467
Grants, contract and license revenues           1,551,191      1,787,966           75,000         966,346
                                            --------------  -------------   --------------  --------------
      Total revenues                            1,761,659      1,948,793          156,150       1,020,813

Costs and expenses:

      Cost of sales                                99,839        116,173           36,599          38,576
      Research and development                  5,559,690      8,994,772        1,998,981       3,348,493
      General and administrative                1,862,846      2,417,460          660,700         725,567
      Acquisition of in-process technology              -     10,750,465                -               -
                                            --------------  -------------   --------------  --------------
          Operating loss                       (5,760,716)   (20,330,077)      (2,540,130)     (3,091,823)

Interest and dividend income                    1,086,545      1,235,281          504,359         429,762
                                            --------------  -------------   --------------  --------------
          Net loss                           $ (4,674,171)  $(19,094,796)    $ (2,035,771)   $ (2,662,061)
                                            ==============  =============   ==============  ==============
Net loss per share                                 ($0.32)        ($1.04)          ($0.12)         ($0.14)
                                            ==============  =============   ==============  ==============
Weighted-average number of common

   shares outstanding during the period        14,515,314     18,429,432       17,085,364      18,659,475

        See notes to these unaudited consolidated financial statements.

                         MEDAREX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the Nine Months Ended
                                                                                        September 30,
                                                                                         -------------
                                                                                     1996              1997
                                                                                     ----              ----
Operating activities:
   Net loss                                                                     $ (4,674,171)       $(19,094,796)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                                267,383             440,126
         Amortization                                                                115,883             225,169
         Gain on sale of equipment                                                      --                  (215)
         Write-off of in-process technology                                             --            10,750,465
Changes in operating assets and liabilities, net of acquisition:
   Decrease (increase) in trade accounts receivable, net                              37,462             (14,569)
   Decrease in inventory                                                              10,921               2,093
   Increase in prepaid expenses and other
      current assets                                                                (373,350)           (617,624)
   Decrease in trade accounts payable                                                 (8,163)           (286,899)
   Decrease in accrued liabilities                                                  (136,051)           (101,874)
   Decrease in deferred contract revenue                                            (476,191)               --
                                                                                ------------        ------------
        Net cash used in operating activities                                     (5,236,277)         (8,698,124)

Investing activities:

   Purchase of property and equipment                                               (322,983)           (696,557)
   Cash portion of Houston Biotechnology Incorporated
       acquisition, net of cash acquired                                                --            (1,371,839)
   Decrease in other assets                                                             --                 7,407
   Increase in advances to affiliate                                                 (90,293)               --
   Proceeds from sale of equipment                                                      --                 5,000
   Purchase of marketable securities                                              (1,408,532)               --
   Sales of marketable securities                                                       --             7,450,783
                                                                                ------------        ------------
       Net cash (used in) provided by investing activities                        (1,821,808)          5,394,794

Financing activities:
   Cash received from sales of securities, net                                    23,435,114             153,835
   Proceeds from long term debt                                                      110,160              15,365
   Principal payments under debt obligations                                         (14,674)            (75,684)
                                                                                ------------        ------------
        Net cash provided by  financing activities                                23,530,600              93,516
                                                                                ------------        ------------
       Net increase (decrease) in cash and cash equivalents                       16,472,515          (3,209,814)
Cash and cash equivalents at beginning of period                                   3,540,759           4,958,065
                                                                                ------------        ------------
Cash and cash equivalents at end of period                                      $ 20,013,274        $  1,748,251
                                                                                ============        ============

Non-cash investing and financing activities:
         Issue of common stock for technology                                   $    612,500        $       --
                                                                                ============        ============

Supplemental disclosures of cash flow information Cash paid during period for:
      Income taxes                                                              $       --          $       --
                                                                                ============        ============
      Interest                                                                  $      2,784        $     19,470
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

6.      ACQUISITION OF HOUSTON BIOTECHNOLOGY INCORPORATED

        On February 28, 1997, the Company completed its acquisition of Houston Biotechnology Incorporated ("Houston"), a Texas biotechnology company that is developing monoclonal antibody and other biopharmaceutical products to prevent secondary cataracts and to treat glaucoma, disorders that impair or destroy human vision. The purchase price of approximately $7,600,000 consisted of 1,026,245 shares of Medarex common stock (valued at $7.375). The Company also assumed approximately 830,000 Houston options and warrants (valued at approximately $550,000) and assumed certain liabilities in excess of assets acquired (valued at approximately $1,080,000). The transaction was treated as a purchase for accounting purposes and the Company charged $10,750,465 (based on an independent valuation) to operations during the first six months of 1997 which reflected the write-off of the in-process technology acquired. The pro forma unaudited results of operations for the nine months ended September 30, 1996 and 1997, assuming the consummation of the purchase took place on January 1, 1996, are as follows:

                                                Nine Months Ended
                                                   September 30,
                                          1996                      1997
                                   --------------------     --------------------
         Total revenue                 $2,771,200                $2,175,679
         Net loss                      (5,307,364)              (19,336,462)
         Net loss per share              $(0.34)                  $(1.04)


7.      SUBSEQUENT EVENT

        On October 21, 1997, the Company acquired GenPharm International, Inc. ("GenPharm"), a privately held biopharmaceutical company engaged in the development of transgenic mice for the creation of fully human monoclonal antibodies. Medarex will pay GenPharm shareholders up to $62,725,000. In addition, Medarex will pay a stock bonus to certain employees of GenPharm in an amount up to $2,275,000 payable in common stock. As payment of a portion of the purchase price of the acquisition, Medarex will issue approximately 3.5 million shares of common stock to GenPharm's shareholders in 1997. These shares will be subject to certain "lock-up" restrictions until the end of 1998. However, these shares can be sold through an offering managed by a placement agent of Medarex's choice prior to December 31, 1997. At the end of 1998, Medarex will issue additional shares of common stock, or cash at its option to cover any remaining balance of the purchase price. Certain of the additional shares will only be due to the extent that GenPharm has received certain patent license fees and related payments due from third parties. It is anticipated that a significant portion of the purchase price will be written off as in-process technology.

                                    6 of 13

7.      SUBSEQUENT EVENT (CON'T)

        As part of the acquisition, Medarex expects to receive cash of up to $33 million by the end of 1998 through a combination of GenPharm's cash on hand and the certain patent license fees and related payments from third parties.

        These consolidated financial statements do not reflect the impact of this agreement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represents Medarex's projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management's future plans or objectives or to Medarex's future economic and financial performance. Forward-looking statements involve known and unknown risks and uncertainties and are indicated by words such as "anticipates", "expects", "believes", "plans", "could" and similar words and phrases. These risks and uncertainties include, but are not limited to, the Company's early stage of product development, history of operating losses and accumulated deficit, additional financing requirements and detailed from time to time in Medarex's periodic reports and registration statements filed with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

        The Company had approximately $21.1 million in cash, cash equivalents and marketable securities and approximately $1.3 million in a segregated cash account as of September 30, 1997. Operating activities consumed $8.7 million of cash for the nine month period ended September 30, 1997.

        To date, the Company's sources of cash have been the proceeds from the sale of its securities through public and private placements, sales of its products for research purposes and technology transfer and license fees.

        The Company's current sources of liquidity are its cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, sales of its products for research and contract and licensing revenues. Management believes that under existing operating plans its current sources of liquidity will be sufficient to meet anticipated cash requirements for at least the next 18 months.

        The Company leases approximately 53,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. Management believes that this facility is well suited for clinical-grade production of Bispecific and monoclonal antibodies as it has in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. By leasing this facility and spending modestly to adapt it, management believes that the Company has preserved a considerable amount of capital that might otherwise have been used to build a biopharmaceutical production facility. As of September 30, 1997, the Company had commitments for approximately $1.8 million of capital expenditures.

        On October 21, 1997, the Company acquired GenPharm International, Inc. ("GenPharm"), a privately held biopharmaceutical company engaged in the development of transgenic mice for the creation of fully human monoclonal antibodies. Medarex will pay GenPharm shareholders up to $62,725,000. In addition, Medarex will pay a stock bonus to certain employees of GenPharm in an amount up to $2,275,000 payable in common stock. As payment of a portion of the purchase price of the acquisition, Medarex will issue approximately 3.5 million shares of common stock to GenPharm's shareholders in 1997. These shares will be subject to certain "lock-up" restrictions until the end of 1998. However, these shares can be sold through an offering managed by a placement agent of Medarex's choice prior to December 31, 1997. At the end of 1998, Medarex will issue additional shares of common stock, or cash at its option to cover any remaining balance of the purchase price. Certain of the additional shares will only be due to the extent that GenPharm has received certain patent license fees and related payments due from third parties. It is anticipated that a significant portion of the purchase price will be written off as in-process technology.

        As part of the GenPharm acquisition, Medarex expects to receive cash of up to $33 million by the end of 1998 through a combination of GenPharm's cash on hand and the certain patent license fees and related payments from third parties.

Liquidity and Capital Resources(con't)

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

Results of Operations
----------------------

Nine months ended September 30, 1996 and 1997
---------------------------------------------

        Revenues for the nine month period ended September 30, 1997 increased by $187,000, an 11% increase from the nine month period ended September 30, 1996. The increase is principally due to $640,000 of revenue received from Santen Pharmaceuticals Co., Ltd. ("Santen"), $695,000 of revenue from Centeon, L.L.C., ("Centeon") and $187,000 in Small Business Innovation Research ("SBIR") grants. 1996 revenues include the collaborative agreement with Centeon which generated an upfront fee of $1.0 million, Centeon research funding of $75,000, as well as revenues of $476,000 received from Novartis Inc. ("Novartis").

        Cost of sales increased $16,000 during the first nine months of 1997, a 16% increase from the comparable period in 1996. The increase reflects higher depreciation and supply expenses.

        Research and development expenses increased $3.4 million during the first nine months of 1997, a 62% increase from the first nine months of 1996. The increase is principally due to increased research cost as the result of the February 28, 1997 acquisition of Houston Biotechnology, Incorporated ("HBI"), higher personnel costs, clinical trial expenses and sponsored research at Medarex Europe.

        General and administrative expenses increased by $555,000 for the first nine months of 1997, a 30% increase from the first nine months of 1996. The increase is primarily attributable to increased administrative expense as the result of the HBI acquisition and the Company's higher travel costs, professional fees and shareholder relation expenses.

        Acquisition of in-process technology charges of $10.8 million relates to the February 28, 1997 acquisition of HBI.

        Interest and dividend income increased by $149,000 for the first nine months of 1997, a 14% increase from the same period in 1996, reflecting a higher average cash balance.

Three months ended September 30, 1996 and 1997
-----------------------------------------------

        Revenues for the three month period ended September 30, 1997 increased by $865,000, a 554% increase from the three month period ended September 30, 1996. The increase is principally due to $326,000 of revenue from the collaboration with Centeon, $300,000 from Santen and $242,000 from Northwest Clinicals.

        Cost of sales increased by $2,000 during the three months ending 1997, a 5% increase as compared to the same three months of 1996. The increase reflects higher labor costs and shipping expenses.

        Research and development expenses increased $1.3 million during the three months ending September 30, 1997, a 68% increase from the same period of 1996. The increase is primarily attributable to increased research cost resulting from the HBI acquisition, higher personnel costs, clinical trial expenses and supplies as a result of increased activities associated with human clinical trials and expenses incurred in connection with an upgrade of the Company's clinical trials production facilities in anticipation of Phase III clinical trials. Additionally, sponsored research increased with the creation of Medarex Europe in late 1996.

        General and administrative expenses increased by $65,000 for the three month period ending September 30, 1997, a 10% increase from the same period of 1996. The increase is primarily attributable to higher personnel costs, travel expenses and shareholder relations expenses.

        Interest and dividend income decreased by $75,000 for the three months ended September 30, 1997, a 15% decrease from the same period in 1996, reflecting a lower average cash balances.

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components and applies to all enterprises. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

        The Company has incurred and will continue to incur significant costs in the area of research and development, including pre-clinical and clinical trials as its products develop. Administrative costs are also expected to increase with the increase of administrative activities and the creation of a marketing organization. The Company expects its operating losses to continue over the next several years as the Company expands its clinical trials and product development efforts.

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


                                                MEDAREX, INC.
                                                -------------
                                               (Registrant)

Date:  November 4, 1997                         By /s/ Michael A. Appelbaum
                                                ---------------------------
                                                Michael A. Appelbaum
                                                Executive Vice President
                                                Finance and Administration
                                                (Principal Financial and
                                                Accounting Officer)