Form 10-K405
period 1997-12-31
MEDAREX INC
filed 1998-03-31
CIK 874255

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997        Commission File No. 0-19312
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

Common Stock ($0.01 par value)       The Nasdaq Stock Market under symbol MEDX
Redeemable Warrants to purchase      The Nasdaq Stock Market under
Common Stock                         symbol MEDXW


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [ X ]      No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                         [X]


As of December 31, 1997, the registrant had outstanding 21,922,186 shares of Common Stock, $0.01 par value ("Common Stock"), which is registrant's only class of Common Stock.

The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price of $4.969 per share on March 26, 1998 was approximately $96,380,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
 (Specific pages incorporated are identified under the applicable item herein)

Portions of the registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on May 21, 1998 (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index.

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

ITEM 1.  BUSINESS

GENERAL
-------

  Medarex is engaged in the discovery and development of novel therapeutics to treat cancer, autoimmune diseases and other life threatening diseases based on its expertise in monoclonal antibodies and immunology. Virtually all of the Company's products are designed either to enhance and direct a specific immune response or to block or diminish an undesired immunological activity. The Company's broad technology platform has led to five products in clinical trials and seven strategic alliances and includes: (i) bispecific antibodies that are designed to attach to both disease targets and immune system killer cells simultaneously; (ii) with the acquisition of Houston Biotechnology Incorporated ("HBI"), immunoconjugates, a monoclonal antibody linked to a toxin; (iii) monoclonal antibodies; and (iv) with the acquisition of GenPharm International, Inc. ("GenPharm"), the ability to create fully human monoclonal antibodies for itself and for potential partners. See "1997 Acquisitions".

        The Company has strategic alliances with Novartis Pharma AG, of Basel, Switzerland ("Novartis"), Merck KGaA of Darmstadt, Germany ("E. Merck"), Centeon, L.L.C., of King of Prussia, Pennsylvania ("Centeon"), Santen Pharmaceutical Co., Ltd., of Osaka, Japan ("Santen"), Eisai Co., Ltd., of Tokyo, Japan ("Eisai"), Centocor, Inc., of Malvern, Pennsylvania ("Centocor") and LeukoSite, Inc., of Cambridge, Massachusetts ("LeukoSite"). These products, their indications; clinical status, collaborative agreements and commercial rights are outlined in the table below.


Product                                              Indication          Status      Partner           Commercial Rights
-------                                          -------------------  ------------  ---------  ---------------------------
Bispecific Antibodies
MDX-210                                                Cancer           Phase II    Novartis   Novartis - Worldwide
MDX-447                                                Cancer          Phase I/II   E. Merck   Medarex - United States
                                                                                               E. Merck - Europe
                                                                                               Medarex/E. Merck - Rest of World
MDX-220                                                Cancer         Pre-Clinical    None     Medarex - Worldwide

Immunoconjugates
MDX-RA                                           Secondary Cataracts   Phase III     Santen    Medarex - Worldwide, Except Japan
                                                                                               Santen - Japan
MDX-33RA                                         Psoriasis             Pre-Cinical   None      Medarex - Worldwide

Monoclonal Antibodies
MDX-33                                           Autoimmune Disease     Phase I      Centeon   Centeon - Worldwide

MDX-22                                           Acute Myeloid Leukemia Phase II     None      Medarex - Worldwide

Human Monoclonal Antibodies
MDX-CD4                                          Autoimmune Disease   Pre-Clinical    Eisai    Eisai - Europe and Asia
                                                                                               Medarex - Rest of World
(HuMAb- MouseTM antibodies)                      Autoimmune Disease   Pre-Clinical  LeukoSite  Medarex/LeukoSite - Worldwide
(HuMAb- MouseTM antibodies)                          Undisclosed      Pre-Clinical  Centocor   Centocor - Worldwide
--------------------------------------------------------------------------------------------------------------------------------

BISPECIFIC ANTIBODIES -- TRIGGERING THE IMMUNE SYSTEM

  The Company's bispecific technology provides a dual binding capability for monoclonal antibodies and is essentially a target-trigger combination in which one portion of the product binds to a trigger molecule on immune system killer cells and the other binds to the tumor cell or infectious agent to be eliminated. After joining the killer cell and the tumor cell or pathogen, the bispecific triggers the killer cell's destruction of the target. Based on clinical trial results to date, management believes that its bispecifics have the potential to cause the destruction of tumors and pathogens that ordinarily might escape detection by the body's immune system. The trigger portion of the Company's bispecific products may be linked to a variety of different targeting mechanisms, such a recombinant proteins, single chain antibodies and antibody fragments. For this reason, the Company believes that its bispecifics may be designed for the treatment of a wide range of cancers, viruses, bacteria and parasites. The Company has patented the trigger molecule and has obtained licenses to a number of targeting mechanisms.

  The Company's bispecific products include: (i) MDX-210, a bispecific for the treatment of cancers overexpressing an antigen known as HER-2, is currently in Phase II clinical trials for the treatments of prostate, colon and kidney cancers and is expected to enter Phase III clinical trials in 1998. This product is partnered with Novartis on a worldwide basis. (ii) MDX-447, a bispecific for the treatment of cancers overexpressing an antigen known as the epidermal growth factor receptor ("EGF-R"), is currently in Phase I/II clinical trials for the treatment of head and neck, kidney and other tumors and is expected to enter Phase II clinical trials in 1998. This product was developed in collaboration with E. Merck. The Company has exclusive commercialization rights in the United States, E. Merck has exclusive rights in Europe, and the companies share the rights in the rest of the world. (iii) MDX-220, a bispecific therapeutic for tumors that express an antigen known as TAG-72, including colon and prostate cancer. MDX-220 is in pre-clinical development and the Company has retained worldwide rights to this product. The Company expects to file an IND for MDX-220 in the second quarter of 1998.

IMMUNOCONJUGATES -- DELIVERY ACTIVE AGENTS

  The Company's primary immunoconjugate product is MDX-RA, an immunotoxin used to prevent secondary cataracts. This immunotoxin is a type of monoclonal antibody linked to a cellular toxin, which is injected into the eye during primary cataract surgery after the insertion of a new intraocular lens. This immunotoxin is used to destroy residual lens epithelial cells, which, if left to grow, could cause opacification of the new intraocular lens resulting in the need for secondary cataract surgery. In 1995 there were approximately 2.2 million\1\ primary cataract surgeries and approximately 0.8 million\1\ secondary cataract surgeries. A Phase I/II placebo-controlled clinical trial has been completed that demonstrated that MDX-RA inhibits the development of opacification of new intraocular lenses following primary cataract surgery. A Phase III placebo controlled clinical trial of MDX-RA began in December 1997. MDX-33RA, an immunoconjugate for the treatment of psoriasis, is in pre-clinical development.


MONOCLONAL ANTIBODIES -- BLOCKING THE IMMUNE SYSTEM

  The Company is developing a therapeutic product, MDX-33, for the treatment of ITP, an autoimmune condition in which patients' platelets are destroyed by their own immune systems. Conventional treatments include steroids, removal of the spleen and high doses of intravenous IgG. The Company believes that intravenous IgG creates an antibody blockade by overwhelming Fc receptors on immune system killer cells with extremely large quantities of antibodies, thus minimizing the effects of the auto-antibodies. MDX-33 is designed to reduce the number of Fc receptors and the Company believes that MDX-33 may achieve the same therapeutic results as large doses of IgG. MDX-33, which has completed Phase Ia clinical trials, is the subject of a worldwide collaboration with Centeon.

  The Company's product, MDX-22, for Acute Myeloid Leukemia ("AML"), is currently in Phase II clinical trials. Results of these trials indicate that this product continues to promote long term disease free survival for patients with AML.

\1\ Source:  The Office of Clinical Standards and Quality Control Coverage and
    Analysis Group of the Health Care Financing Administration (HCFA) Statistics for 1995.

FULLY HUMAN MONOCLONAL ANTIBODIES-HUMAB-MOUSE(TM)

  Through the acquisition of GenPharm, the Company acquired the ability to create fully human monoclonal antibodies through its patented HuMAb-Mouse technology. The HuMAb-Mouse is a transgenic mouse engineered so that its mouse genes for creating antibodies have been inactivated and have been replaced by human antibody genes. The Company has combined mice having different genetic backgrounds by cross-breeding and other techniques and has demonstrated that the resulting cross-bred, transgenic mice and their offspring are capable of generating a wide range of human sequence antibodies to various antigens, including human antigens. Generally, within 10-14 weeks of selection of a target antigen, GenPharm's proprietary technology can develop hybridomas (immortalized monoclonal antibody secreting cells) that produce clones to multiple epitopes on each antigen.

  The Company believes the combinatorial biology technology, provided by the HuMAb-Mouse, is analogous to combinatorial chemistry and allows for rapid screening of multiple antibodies for "hits" to many different biological targets. This combinatorial biology provides Medarex with a drug discovery capability which leverages the Company's monoclonal antibody manufacturing and clinical development capabilities and is complimentary to its existing portfolio of monoclonal antibody therapeutic agents. The acquisition of GenPharm's transgenic mouse technologies has provided Medarex with monoclonal antibody drug discovery and development capabilities that range from concept through the clinic and which can be exploited across multiple targets and partners. See "Risk Factors".

  The Company is currently offering a range of HuMAb-Mouse services, including: access to the HuMAb-Mouse, custom creation of monoclonal antibodies and the scale up and production of such antibodies in its manufacturing facilities. While no assurance can be given, management believes that it will enter into multiple partnerships relating to the HuMAb-Mouse technology during 1998. See "Risk Factors".

  The Company is developing MDX-CD4, a HuMAb-Mouse fully human antibody, for the treatment of rheumatoid arthritis and other autoimmune disorders. MDX-CD4 binds to human CD4, which is present on the surface of certain T-cells in the human immune system. By binding to such T-cells, MDX-CD4 is designed to inactivate or reduce the ability of these cells to mediate the persistent inflammation characteristics of such autoimmune diseases. The Company expects to file an IND and commence Phase I clinical trials of MDX-CD4 in 1998. This development project is being carried out in conjunction with Eisai. In addition, the Company also has partnerships with LeukoSite and Centocor regarding its HuMAb-Mouse technology.


1997 ACQUISITIONS
-----------------

  On February 28, 1997, the Company completed its acquisition of HBI, a biotechnology company located in Houston, Texas, involved in the development of monoclonal antibody and other biopharmaceutical products to prevent secondary cataracts and to treat glaucoma, disorders that impair or destroy human vision. The purchase price consisted of 1,026,245 shares of Medarex common stock (valued at $7.375 per share), the assumption of certain HBI options and warrants, the assumption of certain liabilities in excess of tangible assets acquired, forgiveness of indebtedness and transaction and other costs. In connection with the acquisition, in-process research and development costs of $10,385,565 were immediately written-off and included in the Company's results of operations as a non-recurring charge for the year ended December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  On October 21, 1997, the Company acquired all of the assets and liabilities of GenPharm, a privately held biopharmaceutical company located in Palo Alto, California, engaged in the development of transgenic mice for the creation of fully human monoclonal antibodies (the "GenPharm Merger"). Pursuant to the GenPharm Merger, the Company will issue shares of its Common Stock having a value of up to $62,725,000 (the "Purchase Price"), subject to adjustment in exchange for all of the outstanding shares of GenPharm capital stock. During 1997 the Company issued 3,250,000 shares of its Common Stock as payment of $17,793,750 of the Purchase Price. The Company will issue additional shares (the "Additional Shares") of its Common Stock during 1998 (and, possibly, to some extent in 1999) having a then current fair market value sufficient to satisfy the balance of the Purchase Price. Since the number of Additional Shares to be issued in connection with the GenPharm Merger will be determined at future dates based on the then current fair market value of the Company's Common Stock and the amount of the Purchase Price, as adjusted, the maximum number of Additional Shares to be issued in connection with the GenPharm Merger cannot be determined at this time. See "Risk Factors." In connection with the acquisition, in-process research and development costs of $29,930,649 were immediately written-off and included in the results of operations as a non-recurring charge for the year ended December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

TECHNOLOGY OVERVIEW
-------------------

MONOCLONAL ANTIBODIES

  One of the body's natural defenses against disease is the creation of antibodies by the immune system. Based on immune responses over one's lifetime either to infections or vaccinations, adults typically have a large number of antibodies (exceeding 10E20) present in their bodies. These antibodies are proteins that seek out, recognize and bind to a particular site on cells, viruses and other organisms (each, an "antigen") in a highly specific manner, one that can be likened to a key fitting into a lock. Each antibody detects and binds to a particular antigen. It is this specificity that makes antibodies potentially useful in various therapeutic applications.

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

THERAPEUTIC USES OF MONOCLONAL ANTIBODIES
-----------------------------------------

  There are three main approaches to the use of monoclonal antibodies to treat disease, and the Company has assembled proprietary technology and expertise in each area. This technology and expertise will also be made available to its partners for the HuMAb-Mouse. These approaches are:

     Triggering the Immune System -- One goal of monoclonal antibody development is to direct the immune system to attack a target, such as a tumor cell. The Company believes that its bispecific antibody technology represents an efficient method of recruiting killer cells and antigen presenting cells to destroy tumors or infectious agents. The Company's MDX-210, MDX-447 and MDX-220 products are designed to employ this bispecific technology, which is covered by numerous patents issued or assigned to the Company.

     Blocking Immune Functions -- Monoclonal antibodies can be used in vivo to interfere with an immune activity that causes, for example, organ transplant rejection or autoimmune disease. The Company's MDX-CD4 and MDX-33 products are designed to act in this manner.

     Delivering Active Agents -- Monoclonal antibodies can be used effectively for their "targeting" abilities, i.e., their ability in vivo to locate and bind to a particular target, such as a tumor. By linking a toxin or radioisotope to the antibody, the target can be destroyed by the "toxic payload" attached to the antibody. The Company's MDX-RA product functions in this manner.

BISPECIFIC TECHNOLOGY

  TRIGGERING THE IMMUNE SYSTEM -- BISPECIFIC TECHNOLOGY. To create a therapeutic effect by triggering the immune system, an antibody must not only attach itself to a tumor cell or pathogen but must also stimulate a response by other components of the immune system to kill the tumor cell or pathogen. Typically, this occurs when the antibodies attract the attention of killer cells
- white blood cells such as macrophages, monocytes and neutrophils (collectively, "macrophages"). Macrophages are natural immune cells of the body whose normal role is the elimination of foreign pathogens such as viruses and bacteria. To signal a macrophage to kill a particular target, an antibody must not only attach to its target, but must also bind to a trigger molecule on the surface of the macrophage. This trigger molecule is known as an Fc receptor.
Fc receptors are involved in clearance of antibody bound pathogens and target cells. Three different classes of human Fc receptors which bind human immunoglobulin (IgG) have been defined, utilizing antibody subtypes that are specific for each. The type I Fc receptor is highly expressed on monocytes and macrophages and binds IgG with high affinity. The type I Fc receptor is the only Fc receptor that binds IgG and has been demonstrated to mediate killing of tumor cell targets in vitro by all cells on which it is found in the body. Throughout this document, unless otherwise indicated the use of the word "Fc receptor" refers only to the type I Fc receptor. It is only when the antibody binds simultaneously both to its target and to an Fc receptor on a macrophage that the macrophage responds by destroying the target.

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

  The Company believes that only one antibody at a time can bind at the normal binding site of an Fc receptor, and normally all Fc receptors are fully occupied by circulating antibodies (most of which are not attached to any pathogen). Monoclonal antibodies that are given to a patient for the treatment of a disease, may therefore compete with the vast number of normal antibodies present in the body, many of which are capable of attaching themselves to a triggering Fc receptor. The Company believes that this "antibody-blockade" has impeded monoclonal antibodies from being therapeutically effective. Furthermore, many of the monoclonal antibodies that have been used for therapy are rapidly cleared from the body because they appear as foreign substances to the immune system, and thus have only a short time in which to attach to Fc receptors. Finally many of the earliest murine (i.e., mouse derived) monoclonals interacted poorly, if at all, with human Fc receptors. Human and humanized antibodies were designed to overcome the deficiencies of murine antibodies. They are capable of binding to and triggering Fc receptors, but that binding may be inefficient because the monoclonals must compete with the antibody-blockade.

  Medarex's bispecifics typically consist of two antibody fragments, each of which is specific for a different site, that are fused into one "bispecific" antibody. The "trigger" fragment, which is a humanized antibody fragment proprietary to Medarex, is specific for the Fc receptor, and consequently is capable of binding to and triggering a macrophage. The "target" fragment, which has in the past been licensed to Medarex by a third party and may now be created using the HuMAb-Mouse system, is specific for a particular antigen on a tumor cell or pathogen, depending on the target fragment utilized. The Company's bispecifics, therefore, are designed to bind to a specific type of tumor cell or pathogen and to a killer cell, triggering the destruction by the killer cell of the target. See "Risk Factors".

  Based on clinical trial results, the Company believes that its bispecific technology differs from conventional antibody technology in that it involves an approach that circumvents the antibody-blockade. Medarex's bispecific products can attach directly to Fc receptors without competition from natural antibodies because they bind at a site that is separate from the normal binding site. Data from clinical trials has shown that a large percentage of the patient's monocytes can be "armed" with thousands of bispecifics within minutes after the infusion of a few milligrams of the product. When the targeting component of the bispecific binds to a tumor or pathogen, the killer cell may be triggered to destroy the target and to commence the process of antigen presentation. The bispecific products may thus combine the potential for cell killing (cytotoxicity) with antigen presentation (in a sense, vaccinating the patients against their own disease). By their potential ability to combine targeted cell killing with antigen presentation, bispecifics are designed to be more efficient than monoclonal antibodies and to have a more comprehensive and enduring effect than other therapeutic agents designed only to destroy tumor cells or pathogens. See "Risk Factors".

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

  The Company announced in December 1997 a potential new approach to using monoclonal antibodies for the treatment of infectious diseases. In new scientific studies, a team of academic and Medarex scientists demonstrated that antibodies that bind to the IgA receptor recruit neutrophils to attack infectious fungi and tumor cells. Since neutrophils, the most populous white blood cells in the body, are the main natural defense against invading fungi, these findings may lead to the development of products for the treatment of infectious diseases. Like Medarex's existing bispecifics that recruit killer cells via other receptors, IgA receptor bispecifics are a target-trigger combination that are designed to enhance and direct the body's own immune system. One arm of the bispecific attaches to the disease target while the other binds to the IgA receptor on neutrophils and other killer white blood cells. Medarex has applied for patent protection on this additional trigger technology.

OTHER MONOCLONAL ANTIBODY TECHNOLOGY

  BLOCKING THE IMMUNE SYSTEM -- MONOCLONAL ANTIBODIES. The first monoclonal antibody product approved by the FDA for therapeutic use was OKT-3, which was designed to block the immune system's T cells from rejecting transplanted organs. More recently, the FDA approved the sale of ReoPro(R) (ReoPro(R) is a registered trademark of Centocor, Inc.), an antibody fragment designed to block the GPIIBIIIA receptor on platelets. These monoclonal antibody products do not rely on activating the immune system; instead, they seek to bind to a particular receptor or cell in a way that will hinder the immune system from carrying out an undesired action. Such products may consist of antibody fragments, which principally contain the antigen binding region of the antibody, or fully intact monoclonal antibodies.

TECHNOLOGY FOR HUMAN AND HUMANIZED ANTIBODIES

  Beginning in the 1980's, a number of mouse monoclonal antibodies were employed in clinical trials of patients with cancer, infectious diseases and other life threatening conditions. Some of these trials did not show significant levels of therapeutic activity as a result of the monoclonal antibody treatment, and researchers subsequently discovered that: (1) many mouse monoclonal antibodies are not capable of efficiently activating the human immune system, (2) mouse antibodies are recognized as foreign by the human body, typically resulting in rapid clearance, especially upon re-treatment, and (3) some people may develop an allergic reaction to the mouse proteins contained in the antibodies.

  Because monoclonal antibodies continue to have considerable promise as therapeutic agents, several techniques have been developed to eliminate or reduce these problems associated with the murine (mouse-derived) nature of the antibodies. The Company believes that its HuMAb-Mouse provides a rapid and effective method of creating completely human monoclonal antibodies. See "Risk Factors".

  HUMANIZED ANTIBODIES. A number of companies and academic research institutions have developed techniques for creating humanized monoclonal antibodies. The goal of these approaches has been to remove approximately 90% of the mouse antibody and replace those parts with the equivalent portions of human antibodies. The remaining portions of the antibody (i.e., those that are important for binding to the desired antigen), continue to be murine. This process of humanizing an antibody takes several months to complete after the initial mouse monoclonal antibody has been created. The humanization process may also cause a decrease in the affinity of the antibody (i.e., the strength of its binding to the antigen). Various entities have publicly announced that they hold patents covering the humanization of monoclonal antibodies; these entities include Protein Design Labs, Inc., Genentech, Inc. and the Medical Research Council.

  PHAGE DISPLAY TECHNOLOGY. One approach to creating human monoclonal antibodies has been the establishment of "phage libraries," essentially large pools of potential binding sites for a particular antigen that have been synthesized. According to the scientific literature, a number of phage-derived monoclonal antibodies have been created that are completely human. It is not clear, however, whether these synthetic libraries will be able to duplicate the diversity of antibodies available through the immunization of mice. Additionally, phage-derived antibodies may have low binding affinity and require further engineering. Several companies and academic institutions have developed phage libraries for the creation of monoclonal antibodies, and at least two companies have announced that they have received patents that may apply to the creation of phage-derived monoclonal antibodies. Licenses for these patents may require license fees and substantial royalties.

  HUMAB-MOUSE - FULLY HUMAN ANTIBODIES. The Company, through its acquisition of GenPharm, has acquired the ability to make fully human monoclonal antibodies in transgenic mice, thus avoiding the need to humanize murine monoclonal antibodies. The Company has created essentially "humanized" mice, a "HuMAb-Mouse" -- that is, the mouse genes for creating antibodies have been inactivated and have been replaced by human antibody genes. As a result, these transgenic mice produce completely human monoclonal antibodies when they are immunized. The creation of these new monoclonal antibodies takes approximately the same amount of time as the immunization of normal, wild-mice, i.e., approximately three to six months, and the monoclonal antibodies derived from the HuMAb-Mouse have binding constants as high as or higher than antibodies obtained from normal mice, reaching in some cases, 10E-11 and 10E-12. The antibodies from the HuMAb-Mouse technology are 100% human and do not require any humanization or maturation engineering. The Company is not aware of any licenses required to create these human antibodies except under patents owned or licensed by the Company. See "Risk Factors".

  Medarex is currently in discussions with numerous potential partners for its HuMAb-Mouse technology and several potential partners for its therapeutic products. While no assurance can be given, management believes that it will enter into several partnerships relating to the HuMAb-Mouse technology in 1998. See "Risk Factor".

MEDAREX'S PLATFORMS AND PRODUCTS
--------------------------------

PROPRIETARY PRODUCTS

  The following discussion outlines the Company's products and current development status.

  CANCER PRODUCTS.

  Each of the Company's bispecific therapeutic products for cancer targets a different antigen. MDX-210, MDX-447 and MDX-220 are all antigen-specific products and may be useful in the treatment of the various forms of cancer in which their specific antigen targets are highly expressed.

  MDX-210: HER-2 Overexpressing Tumors

  The Company is developing MDX-210, a bispecific product designed to treat tumors that overexpress the antigen HER-2. MDX-210 combines the Company's proprietary trigger antibody fragment with a targeting antibody fragment specific for the HER-2 antigen. Researchers have discovered that HER-2 is overexpressed in prostate, colon, renal, breast, ovarian and other cancers. In May 1995, the Company entered into a collaborative agreement with Novartis providing for the development and commercialization of MDX-210. Pursuant to this collaboration, the Company has granted Novartis worldwide marketing rights. During 1995 Novartis purchased 899,888 shares of Medarex Common Stock at $4.445 per share, for an aggregate purchase price of $4,000,000, a $1,140,000 premium over the then market price for the Company's Common Stock as an initial licensing fee. Further payments in the form of equity purchases, milestone payments and research and development payments could be paid to the Company by Novartis upon the achievement of certain milestones. The targeting component used in this product is licensed to the Company by Chiron Corporation.

  During 1994, a Phase I/II clinical trial for MDX-210 was completed at Dartmouth Medical School ("Dartmouth Medical") pursuant to an investigator-sponsored IND application. These results, published in the Journal of Clinical Oncology in September, 1995, indicated that MDX-210 was well tolerated, had bound to macrophages in vivo, had induced an immune response at all dose levels as measured by the binding of MDX-210 to white blood cells and the release of biologically significant quantities of cytokines and had induced certain tumor shrinkage or other clinical responses in two of the ten patients with measurable tumors. Based on the results of this early clinical trial, the Company launched six additional Phase I/II MDX-210 trials alone or in combination with cytokines.

  In the fourth quarter of 1996, three Phase II clinical trials of MDX-210 were launched and included patients with late stage or refractory prostate, colon and renal cancers. There are over 15 centers participating in these trials in the United States and Europe. In June 1997 the Company announced MDX-210 had shown anti-tumor activity in interim results of two Phase II clinical studies. In a study of kidney patients who had advanced, metastatic disease, two of four patients treated had achieved tumor shrinkage. In another trial, a prostate cancer patient with advanced metastatic disease experienced a drop in his serum prostate specific antigen measurement by over 90%.

  The Company's MDX-210 bispecific currently undergoing clinical trials consists of a humanized trigger component and a murine target component. The Company is currently creating a "second generation" version of this product employing the HuMAb-Mouse technology. While no assurance can be given, the Company expects MDX-210 to enter Phase III clinical trials in 1998. See "Risk Factors".

  MDX-447: Head and Neck and other EGF-R Expressing Cancers.

  MDX-447 is a bispecific product for the treatment of cancers that overexpress the antigen EGF-R. The trigger and target components of MDX-447 are both humanized. This development project is being conducted pursuant to a collaborative arrangement with E. Merck. MDX-447 is designed to induce tumor cell killing by simultaneously binding to a protein known as EGF-R found on the surface of various types of tumors and to Fc receptors on macrophages and other white blood cells. EGF-R has been found to be overexpressed in a significant percentage of head and neck, breast, brain, non-small cell lung and bladder tumors. The EGF-R targeting component was contributed to the collaboration by
E. Merck.

  A Phase I/II clinical trial of MDX-447 to treat cancers that overexpress EGF-R, particularly head and neck cancers, is underway at the Memorial Sloan-Kettering Cancer Center, Hershey Medical Center and several other centers. MDX-447 has demonstrated that it is immunologically active at all doses in the Phase I/II clinical trial.

  MDX-220:  Colon and Prostate

  The Company is developing a bispecific therapeutic product, designated MDX-220, that targets TAG-72, an antigen found to be overexpressed in a significant percentage of colon, prostate and certain other tumors. The targeting component for this product, known as CC-49, has been licensed from the National Cancer Institute. While no assurance can be given, the Company anticipates the initiation of Phase I/II clinical trials of this product for hormone refractory prostate cancer in 1998. See "Risk Factors".

  MDX-22:  Acute Myeloid Leukemia  (AML)

  MDX-22, a monoclonal antibody therapeutic product, is being developed for the treatment of AML, a usually fatal form of leukemia. Some cancers, including AML, spread to the bone marrow and become extremely difficult to treat successfully. If the marrow is subjected to high doses of conventional therapies such as chemotherapy or radiation, the marrow's vital stem cells, necessary and responsible for immune cell regeneration, will often be eliminated, and the patient may suffer a life-threatening immune deficiency. Yet, if the cancer cells in the bone marrow are left untreated, the cancer is likely to recur.

  MDX-22 activates the complement cascade which consists of a series of protein factors and enzymes that can attack certain diseased cells. MDX-22 has been tested in clinical trials under an investigator-sponsored IND at Dartmouth Medical and other institutions since 1983. The treatment involves removing a patient's bone marrow and purging it of cancer cells by exposing it to MDX-22. After the patient has received high levels of conventional chemotherapy and, in certain circumstances, radiation therapy, the purged bone marrow is reintroduced to the body in an effort to re-establish the patient's immune system. The use of the patient's own marrow eliminates the difficulty of finding an appropriately matched donor and the complications frequently associated with use of donated marrow, such as graft-versus-host disease.

  Phase II clinical trials of MDX-22 are in progress. The results from the first 138 patients indicated a significant improvement in the proportion of patients surviving long-term when compared to conventional chemotherapeutic regimens in the absence of bone marrow transplantation. In 1990 the Company was granted orphan drug designation for MDX-22 for the treatment of AML.

  Tumor Vaccines

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

Autoimmune Disease Products

  MDX-33: Idiopathic Thrombocytopenia Purpura ("ITP")

  MDX-33 is a monoclonal antibody therapeutic product under development for the treatment of ITP, an autoimmune condition in which patients' platelets are destroyed by their own immune systems. Conventional treatment includes steroids, removal of the spleen and high doses of intravenous IgG. The Company believes that intravenous IgG creates an antibody blockade by overwhelming the Fc receptors with extremely large quantities of antibodies, thus minimizing the effects of the auto-antibodies.

  MDX-33 may diminish the ability of various killer cells to phagocytose and destroy platelets by binding to Fc receptors in such a way as to temporarily remove many of the Fc receptors from the surface of the macrophage. By reducing the number of Fc receptors, MDX-33 is designed to achieve the same therapeutic result as provided by large quantities of intravenous IgG, and might eliminate or reduce the need for the human blood-derived products in the treatment of ITP. The Company is developing MDX-33 in collaboration with Centeon for autoimmune hematological disorders. A Phase I trial with MDX-33 in ITP commenced in 1996.

  MDX-CD4:

  The Company is developing MDX-CD4, a fully human monoclonal antibody, for the treatment of rheumatoid arthritis and other autoimmune disorders. This development project is being carried out as part of a collaboration with Eisai, a leading Japanese pharmaceutical firm. MDX-CD4 binds to human CD4, which is present on the surface of certain T-cells in the human immune system. By binding to such T-cells, MDX-CD4 is designed to inactivate or reduce the ability of these cells to mediate the persistent inflammation characteristic of such autoimmune diseases. The Company is planning on filing an IND in 1998 to allow human clinical testing of MDX-CD4. See "Risk Factors".

INFECTIOUS DISEASE PRODUCTS

  Anti-Fungal Bispecific Antibody:  Candida

  The Company is developing a bispecific antibody therapeutic product for the treatment of Candidiasis, which is a broad range of clinically important fungal infections. The product will be composed of the Company's trigger molecule and a targeting antibody to Candida, now being developed through the use of the HuMAb-Mouse technology.

OPHTHALMOLOGICAL PRODUCTS.

  MDX-RA: Secondary Cataracts

  MDX-RA is a monoclonal antibody conjugated to a plant derived toxin known as ricin and is designed to be used during primary cataract surgery to prevent the occurrence of secondary cataracts. A Phase I/II placebo-controlled clinical trial has been completed which indicated MDX-RA inhibits the development of opacification of new intraocular lenses following primary cataract surgery caused by the overgrowth of residual lens epithelial cells. A Phase III clinical trial is currently underway.

  The Company has a strategic alliance with Santen for the development of MDX-RA. Pursuant to the collaboration, Santen has obtained the exclusive marketing rights of MDX-RA in Japan.

  THE HUMAB-MOUSE PRODUCTS.

  Monoclonal antibodies represent the single largest category of biotechnology products in clinical trials, according to a 1996 survey by the Pharmaceutical Research and Manufacturers of America as reported in Biotechnology Medicines in Development. Medarex believes that monoclonal antibodies will continue to be an important technology for pharmaceutical product development and that fully human monoclonal antibodies, such as those obtained via its HuMAb-Mouse, will play a significant role in this development. Medarex's GenPharm subsidiary is currently offering to such potential partners a range of services, including access to the HuMAb-Mouse, custom creation of monoclonal antibodies, and the scale up and production of such antibodies in its manufacturing facilities. While no assurance can be given, management believes that it will enter into several partnerships relating to the HuMAb-Mouse technology in 1998, and expects to receive license fees, milestone payments and royalties in connection with such partnerships. See "Risk Factors".

  Monoclonal antibodies created by the HuMAb-Mouse are not only fully human but do not fall under the claims of patents relating either to humanizing mouse antibodies or to producing human antibodies via "phage" or similar mechanisms. Medarex's GenPharm subsidiary has been issued numerous patents for its HuMAb-Mouse. A number of these patents are the subject of a Cross Licensing Agreement with Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P. and Japan Tobacco, Inc. (the "Xenotech Group") pursuant to which the Xenotech Group paid to GenPharm $15 million in 1997 and is expected to pay up to an additional $23.0 million in 1998.

  HUMAB-MOUSE PARTNERING STRATEGY. The ability of the HuMAb-Mouse to rapidly generate 100% human monoclonal antibodies to a wide range of antigens is a potentially attractive product development tool for many pharmaceutical and biotechnology companies. The Company is offering these potential partners a flexible "menu" of ways to access the HuMAb-Mouse technology, including:

  .  The option to use the HuMAb-Mouse at a company's facilities.

  .  The creation of the antibodies by Medarex.

  . Accessing the Company's expertise in the scale-up and production of monoclonal antibodies.

  . Accessing the Company's proprietary bispecific and antibody engineering technology.

At present, the Company has three partners for its HuMAb-Mouse technology including Centocor, Eisai and LeukoSite, representing a spectrum of potential collaborations. In conjunction with these partnerships the Company may receive license fees, research fees, milestone payments and product royalties.
See "-- Corporate Collaborations" and "Risk Factors".

  MONOCLONAL ANTIBODY PRODUCTION AND SCALE-UP. Once a monoclonal antibody has been created, it must be produced in substantial quantities under the FDA's Good Manufacturing Practices (cGMP) requirements. Medarex has considerable experience in producing antibodies for clinical trials under such rigorous conditions, and it is currently doing so in a 53,000 sq.ft. facility for its five antibody-based products now in clinical trials. Management believes that the capacity of Medarex's production facility is sufficiently large to allow Medarex to produce additional monoclonal antibodies for itself and for its partners. See "Risk Factors".

MARKET OVERVIEW
---------------

  CANCER. The Company has targeted the following cancer indications for treatment with its therapeutic products.

  Prostate Cancer. The American Cancer Society ("ACS"\2\) estimated that approximately 210,000 new cases of prostate cancer would be diagnosed in the United States in 1997. Current treatment options include surgery, radiation and/or hormones and anti-cancer drugs. Prostate cancer is the second leading cause of cancer death in men, resulting in an estimated 41,800 deaths in 1997 in the United States.

  Colon Cancer. The ACS estimated that approximately 131,200 new cases of colon cancer would be diagnosed in the United States in 1997. Five-year survival, if detected early, is 91%. After the cancer has spread locally, the survival rate decreases to 63%, and patients with distant metastases have less that a 7% chance of survival.

  Gastric, Lung, Head and Neck, Kidney and Bladder Cancer. The ACS estimated that approximately 22,400 new cases of gastric cancer, 178,100 of lung cancer (of which non-small cell lung cancer is a subset), 41,650 of head and neck cancers, 28,800 of kidney cancers and 54,500 of bladder cancers would be diagnosed in the United States in 1997.

----------------
\2\ Source: "American Cancer Society Facts and Figures-1997."

  Ovarian Cancer. The ACS estimated that approximately 26,800 new cases of ovarian cancer would be diagnosed in the United States in 1997. Current treatments include surgical removal of one or both ovaries, the uterus and the fallopian tubes as well as radiation and drug therapy. According to the ACS, ovarian cancer is the leading cause of death for cancers of the female reproductive system, and the overall five-year survival rate is 46%.

  Breast Cancer. The ACS estimated that approximately 180,200 new cases of breast cancer would be diagnosed in the United States in 1997. Current treatments have extended the five-year survival rate for localized breast cancer to 97%. If the breast cancer has spread regionally, however, the five-year survival rate is 76% and for persons with distant metastases, the five-year survival rate is 20%, according to the ACS.

  Leukemia. The ACS estimated that approximately 9,200 AML patients would be diagnosed in the United States in 1997. The disease spreads rapidly and median survival with conventional therapy is approximately one year. AML is a cancer affecting certain white blood cells.

  INFECTIOUS AND AUTOIMMUNE DISEASES. The Company has targeted the following infectious and autoimmune diseases for treatment with its therapeutic products.

  Idiopathic Thrombocytopenia Purpura. According to Department of Health and Human Services, there were approximately 150,000 primary, secondary and other unspecified thrombocytopenias in the United States in 1992. ITP is an autoimmune condition in which a patient's platelets are destroyed by the patient's own immune system.

  Rheumatoid Arthritis. In 1996, there were approximately 2.5 million\3\ people in the United States suffering from Rheumatoid Arthritis ("RA"). RA is a debilitating disease marked by progressive erosion of bone and cartilage in the joints and decalcifications of joint bones. Researchers theorize that it is either an inflammatory or immune response to certain antigens in the body.


  OPHTHALMIC DISEASES.

  Cataracts. The American Academy of Ophthalmology estimates that there were approximately 2,200,000 primary cataract surgeries reimbursed by Medicare and approximately 830,000 secondary cataract surgeries reimbursed by Medicare in the United States during 1996. Secondary cataracts are the result of lens epithelial cells growing over and opacifying an intraocular lens implanted during primary cataract surgery. Secondary cataracts represent the second largest Medicare reimbursement expense, after primary cataract surgery.

CORPORATE COLLABORATIONS
------------------------

  Medarex is actively pursuing the establishment of strategic alliances with major biotechnology and pharmaceutical companies. See "Risk Factors."

  Merck KGaA. Under the terms of the E. Merck collaboration (the "Collaboration"), E. Merck's EGF-R targeting mechanism has been combined with the Company's trigger mechanism to form MDX-447, a bispecific product for the treatment of head, neck and other EGF-R overexpressing cancers. In 1994, E. Merck purchased 450,000 shares of Common Stock at $7.00 per share for an aggregate purchase price of $3.15 million in lieu of research and development funding. E. Merck may also provide up to $1.25 million to fund further clinical trials. Upon the achievement of certain milestones, E. Merck may provide the Company with up to $25 million (the "Additional Funding") to fund Phase III clinical trials. E. Merck has the option, upon the commencement of the Additional Funding, to purchase 1.0 million shares of the Company's Common Stock at a price of $12.50 per share for an aggregate purchase price of $12.5 million to satisfy half of its Additional Funding obligation. E. Merck has certain additional rights to purchase the Company's Common Stock at a price of $15.00 per share to obtain an ownership interest of up to 10% of the Company's Common Stock on a fully diluted basis. After E. Merck's funding of $29 million of the Collaboration, the parties will share future development costs equally. There can be no assurance that the applicable milestones will be achieved or that additional funding will be received from E. Merck. See "Risk Factors."


------------------
\3\ Source "Rheumatoid Arthritis", Arthritis Foundation, Atlanta Georgia - 1996

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

  Novartis Pharma AG. The terms of the Novartis collaboration provides for the joint development of MDX-210 by the two companies. Medarex is primarily responsible for Phase II clinical trials; thereafter, Novartis is primarily responsible for Phase III clinical trials, regulatory approvals and commercial launch. Under the terms of the arrangement, on June 28, 1995, the Company sold 899,888 shares of Common Stock to Novartis for an aggregate purchase price of $4,000,000. The Company also granted Novartis worldwide exclusive rights to MDX-210 subject to Novartis' election to purchase additional equity in the amount of $4,000,000, make milestone and research and development payments of up to $31 million and pay royalties on product sales. In such event, Novartis would be responsible for all Phase III clinical trial and market launch costs of MDX-210. The Company has certain rights with respect to the manufacture of the product. There can be no assurances that additional funding will be received from Novartis.

  Centeon L.L.C. On April 26, 1996, the Company announced a collaborative arrangement with Centeon L.L.C. to jointly develop MDX-33, a humanized monoclonal antibody for the treatment of a variety of autoimmune hematological disorders. Under the terms of the agreement, Centeon will finance product development through Phase II clinical trials up to a maximum of $20 million. Upon successful completion of previous clinical trials, Centeon will also fund Phase III clinical, regulatory approvals and commercial launch costs. In addition, Centeon paid Medarex a $1 million up-front fee and will pay approximately $1 million in research and development funding for manufacturing improvements. Subject to the terms of the agreement, Centeon will pay Medarex approximately $10 million for the achievement of specific milestones. Upon commercialization, Centeon will have exclusive worldwide marketing rights to MDX-33 for autoimmune hematological disorders, and Medarex will be entitled to royalty payments and may also manufacture the product for Centeon. There can be no assurance that the additional funding will be received from Centeon.

  Santen Pharmaceutical Co., Ltd. Effective December 29, 1995, the Company's HBI subsidiary and Santen entered into a Co-development and License Agreement (the "Santen License") covering the marketing in Japan of MDX-RA. To maintain exclusive marketing rights, Santen is required to provide $5,000,000 over the next four years to support the development of MDX-RA. Santen may elect not to make any payment, but in such event, the license may be made non-exclusive or terminated by the Company. Santen is obligated to seek regulatory approval for the product in Japan and is responsible for the development cost associated with these efforts. Upon the commencement of commercial sales by Santen in Japan, Santen will pay the Company earned royalties based on net sales. Commencing six months after approval of MDX-RA by Japanese regulatory authorities, Santen is required to pay minimum royalties. The Company retains all other marketing rights and Santen is required to purchase MDX-RA from the Company. Amounts paid by Santen to the Company, except those amounts related to the purchase of MDX-RA, are subject to a 10% withholding tax imposed by the Japanese government. The Company has reached an understanding with Santen regarding certain modifications to the Santen License whereby the Company will obtain, among other things, revisions in the manufacturing and royalty provisions as well as an option, subject to certain rights of Santen, to reacquire commercial rights to the MDX-RA product for the Japanese market. In return, the Company allowed Santen to issue a note in the amount of $1,000,000 for the milestone payment which was due in January 1998 relating to the initiation of Phase III clinical trials of MDX-RA in the United States. The Company receives U.S. income tax credits equal to the amounts withheld, but the Company is not currently able to utilize such credits. There can be no assurances that additional financing will be received from Santen.

  Eisai Co., Ltd.   GenPharm, which was acquired by the Company on October
21, 1997, had entered into a collaborative agreement with Eisai, a leading Japanese healthcare company, to fund the development and initial manufacturing of a human antibody product to a specific antigen (the "Eisai Agreement"). The Eisai Agreement and subsequent amendments provide for $12 million of research payments to GenPharm, as well as a further $18.5 million of milestone and other payments. To date, GenPharm has received research and milestone payments totaling $12.8 million. GenPharm expects to file an IND with the FDA in 1998 for the first of the HuMAb-Mouse products developed through this collaboration. Eisai has exclusive marketing rights for Japan and for countries in Asia and Europe. GenPharm has retained marketing rights for North America and the remaining parts of the world. GenPharm will receive royalty payments on Eisai sales as well as payments for providing bulk product to Eisai.

  Centocor, Inc. In February 1997, GenPharm entered into a Research and Commercialization Agreement (the "Centocor Agreement") with Centocor. The collaboration is focused on developing completely human antibodies to four unnamed antigens. The Centocor Agreement provides for research payments to be paid to GenPharm, as well as two equity investments totaling $4 million. In addition, GenPharm will receive up to $4 million upon the exercise of Centocor's option for commercial rights to such antibodies together with up to a further $48 million upon the achievement of various clinical milestones with respect to these antibodies. In turn, Centocor will have worldwide marketing and manufacturing rights to any resulting antibodies for which they have exercised their option for commercial rights, subject to the payment of royalties to GenPharm.

  LeukoSite, Inc. In January 1995, GenPharm entered into a collaboration with LeukoSite, Inc. ("LeukoSite") to produce human antibodies from GenPharm's HuMAb-Mouse against specified antigens (the "LeukoSite Agreement"). The term of the LeukoSite Agreement and the research program to be conducted thereunder (the "Research Program") were extended pursuant to certain amendments executed in 1996. Each party is responsible for their own costs of work to be performed and materials to be supplied under the Research Program. The companies will share worldwide commercial rights for human antibodies which result from the collaboration. The first human antibodies from the collaboration are in the preclinical phase.

CONTRACT AND LICENSE REVENUES
-----------------------------

  In 1995, 45% of the Company's total revenues were derived from E. Merck. Such revenues were derived from a collaborative arrangement with E. Merck dated March 30, 1994, pursuant to which the Company sold 450,000 shares of Common Stock to
E. Merck at $7.00 per share, for an aggregate purchase price of $3,150,000. The sale of Common Stock was in lieu of research and development funding. The purchase price represented a premium of approximately $1,000,000 over the then fair market value of the Company's Common Stock. This premium represents consideration paid for clinical trial and research activities performed by the Company and has been amortized into income as the clinical trial and research activities were performed. In 1994 and 1995, $200,000 and $800,000, respectively, was recognized as contract revenue.

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

  In 1997, 26% or $865,000 of the Company's revenues were derived from Santen for research funding, 23% or $742,800 were from Centeon for research funding and milestone payments and 12% were from Eisai for research funding.

    No other single source accounted for more than 10% of the Company's total revenues for 1995, 1996 and 1997.


RESEARCH COLLABORATIONS
-----------------------

  Dartmouth Medical. The Company has obtained from Dartmouth Medical the exclusive worldwide rights (on a royalty-free basis) to the trigger component of its bispecific products. The Company also actively pursues opportunities to evaluate and possibly acquire from other companies and academic institutions targeting mechanisms that may be used in bispecific therapeutic products.

  Chiron Corporation, The Company has a license agreement with Chiron Corporation pursuant to which the Company obtained a license to two targeting molecules to HER-2 expressing tumors. The Company's obligation to pay royalties expires on the 10th anniversary of the first sale of licensed products thereunder. Additional targeting molecules have been licensed to the Company and others are currently under evaluation.

  Immuno-Designed Molecules, S.A. In addition, under the terms of a certain Financing Agreement dated December 1, 1993 ("Financing Agreement") and amended on January 17, 1995 and further amended on December 19, 1996, by and among the Company, Immuno-Designed Molecules, S.A. ("IDM"), a biotechnology company based in France, and G. Musuri S.A., an investment and consulting company based in Spain, the Company has acquired an option to purchase the exclusive United States rights to a cellular therapy known as macrophage activated killer cells (MAK(TM))\4\ when used in conjunction with bispecifics or other protein-based targeting devices (Targeted Immuno-therapy) from IDM.


  MAK technology is designed to increase the therapeutic capacity of a patient's own white blood cells. MAKs have numerous potential applications, including possible use as cancer therapeutics in conjunction with the Company's bispecifics.

  MAK therapy was well tolerated in Phase I clinical trials conducted by IDM in Europe for the treatment of cancer and is currently being used in a Phase II trial in Europe for the treatment of cancer. IDM is currently developing additional protocols for Phase II clinical trials to be conducted in Europe.

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

  Utrecht University. Medarex Europe B.V. ("Medarex Europe"), a wholly-owned subsidiary of the Company, has established an alliance with Utrecht University, the largest research university in the Netherlands. New research will be conducted with Medarex's core technology and with the HuMAb-Mouse technology and will expand into related areas of immunotherapy.

MARKETING, MANUFACTURING AND FACILITIES

  The Company's products fall into two groups: those intended to be marketed and sold by the Company and those expected to be marketed by licensees or distributors. The Company currently intends to market its MDX-447 product for EGF-R expressing cancers in the United States. The advanced stages of these diseases are treated primarily at Comprehensive Cancer Centers, 21 institutions specifically recognized by the National Cancer Institute with an especially broad approach to the treatment of cancer. The Company believes that a small sales force can successfully introduce and detail its products in this concentrated marketplace. Currently, the Company has no such sales force. The Company intends to develop its internal sales capacity as its first products progress toward commercialization.

  Medarex acknowledges that the successful manufacturing and marketing of some of its products is beyond the capabilities of all but the largest pharmaceutical organizations. For this reason, the Company plans to license to major pharmaceutical companies individual products serving very large markets or those that will be widely distributed geographically, if the products are approved by the FDA. The Company's MDX-210, which has been licensed to Novartis and MDX-33, which has been licensed to Centeon fall into this category.

-------------------------
\4\  MAK(TM) is a trademark of IDM.

  The Company's product licensing strategy is to require its licensees to fund the Company's later stage development work on the licensed products. In addition to receiving royalties on sales, the Company may retain manufacturing and co-marketing or co-promotion rights to these products.

  The Company has leased approximately 53,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. Management believes that this facility is well suited for clinical-grade production of bispecific and monoclonal antibodies as it has in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. By leasing this facility and spending modestly to adapt it, management believes that the Company has preserved a considerable amount of capital that might otherwise have been used to build a biopharmaceutical production facility. The initial term of the lease was for five years and three months, and the Company has elected to renew the lease for another five years.

  Additionally, as a result of the GenPharm Merger, the Company assumed the lease of GenPharm's facilities located in Palo Alto, California. The lease expired on December 31, 1997. In January, 1998 the Company secured approximately 10,000 square feet of a modern facility located in San Jose, California, owned by Becton Dickinson Corporation. This space includes an animal facility to house GenPharm's HuMAb-Mouse, research and development laboratories and administrative offices.

  The combined minimum annual lease commitments for both facilities range between approximately $1,400,000 to $2,100,000, and the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $11,500,000. The Company believes that its existing facilities are adequate for the production of materials for clinical trials of its products and for providing the services it offers in connection with its HuMAb-Mouse technology. However, the Company does not currently have the capability to manufacture its products under development in large commercial quantities and has no experience in commercial-scale manufacturing.

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

COMPETITION

  The areas of product development on which the Company has focused are intensely competitive. The Company's competitors include major pharmaceutical and chemical companies, specialized biotechnology firms, universities and research institutions. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with those of the Company. Medarex depends upon its proprietary core technology, including its patented trigger molecule and HuMAb-Mouse, to compete in the therapeutic product market. The Company's competitive position also depends on its ability to attract and retain qualified personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure sufficient capital resources.

  Technologies other than those involving bispecifics can also be applied to the treatment of the diseases that the Company's products are designed to treat.
For example, immunoconjugates, monoclonal antibodies linked to toxins or radioactive isotopes, are being developed by others. In addition, the application of recombinant DNA technology to develop potential products consisting of proteins (cytokines) that occur normally in the body in small amounts has been underway for some time. Included in this group are Interleukin-2, interferons alpha, beta and gamma, tumor necrosis factor ("TNF"), colony stimulating factors and a number of other biological response modifiers.

  Continuing development of conventional chemotherapies and other drugs by large pharmaceutical companies carries with it the potential for discovery of an agent active against various solid tumor cancers, AML, ITP, rheumatoid arthritis and secondary cataracts, the markets upon which the Company has focused. The development of new treatment methods, whether based on monoclonal antibodies or on other technologies, could render the Company's technology and products under development uncompetitive or obsolete. In particular, the Company is aware that Genentech, Inc. and Chiron Corporation have published reports indicating that they are developing monoclonal antibody-based products targeting HER-2 that may be competitive with MDX-210. The Company is also aware that ImClone Systems, Inc. has published reports indicating that it is developing monoclonal antibody-based products targeting EGF-R that may be competitive with MDX-447. ITP is currently being treated with WinRho SDFTM sold by Nabi(R), IVIgG and steroids all of which have limited success. Rheumatoid arthritis is currently being treated with a number of compounds and a number of monoclonal antibodies, including antibodies against TNF and CD4. TNF and CD4 are being developed by a number of companies including Centocor, Inc., Idec Pharmaceuticals, SmithKline Beecham and others.

  Significant competitors in the development and marketing of ophthalmic pharmaceuticals include companies such as: Alcon Laboratories, Inc. (a division of Nestle, S.A.), Allergen Inc., Merck & Co., Novartis Vision Ophthalmics (a division of Novartis), Chiron Vision (a division of Bausch & Lomb, Inc.), Pharmacia & Upjohn, Inc., along with other smaller companies.

  With respect to the prevention of secondary cataract, the Company is not aware of any commercial competitor with a competing product on the market. Prizm Pharmaceuticals, Inc. ("Prizm") has announced plans to develop a macromolecular protein-toxin conjugate (fibroblast growth factor-asporin conjugate). Prizm has been informed that if they commercialize such conjugate, it would infringe certain of the Company's patent rights. Pharmacia & Upjohn, Inc. has a research-stage project related to the reduction of secondary cataract. Efforts of other competitors with respect to secondary cataract have been primarily directed toward enhanced surgical techniques, alternative intraocular lens designs and certain pharmacologic approaches. However, there can be no assurance that methods of preventing primary cataract or that other methods of preventing secondary cataract will not be developed, or that such methods would not prove to be more cost effective than MDX-RA.

  The Company's principal competitor for the HuMAb-Mouse technology is Abgenix, Inc. ("Abgenix"), a privately held company and an affiliate of Cell Genesys, Inc. As a result of certain Cross Licensing Agreement with the Company, Abgenix may be able to offer to potential partners the use of its transgenic mice known as Xenomice(TM)\5\, that, according to Abgenix, may be capable of generating human monoclonal antibodies.


  Numerous companies have expertise in the realm of humanization technology, such as Genentech, Inc., Protein Design Labs, Inc. and others and with phage display technology such as Cambridge Antibody Technology PLC, Dyax Corp. and MorphoSys GmbH.

PATENTS, TRADEMARKS, TRADE SECRETS AND LICENSES

  General. Proprietary protection for the Company's products, processes and know-how is important to the Company's business. The Company's policy is to file patent applications to protect technology, inventions, and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know-how, and continuing technological innovation to develop and maintain its competitive position. The Company plans to aggressively prosecute and defend its patents and proprietary technology.
The Company has obtained patents from the United States patent office, the European patent office and the patent offices of Australia, Canada, New Zealand and Israel, covering the Company's bispecific products. The opposition period for the granted European patent, in general, expired on January 5, 1996. These patents have expiration dates from 2007-2014. Additional patent applications are pending throughout the world. The Company has obtained a number of patents from the United States patent office covering the Company's HuMAb-Mouse technology, and in September 1997, the European patent office issued a patent covering the Company's HuMAb-Mouse technology. These patents have expiration dates from 2011-2014. Additional patent applications are pending throughout the world.

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

--------------------------
\5\  Xenomice is a trademark of Abgenix

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

  Agreements with the Trustees of Dartmouth College ("Dartmouth"). Pursuant to a joint venture agreement with Dartmouth ("the Joint Venture"), the Company was formed to develop and commercialize certain technology originally developed over several years by the Company's founders and other scientists at Dartmouth Medical. Under the Joint Venture, the Company holds the rights to this technology together with any modifications or improvements to this technology made either by the Company or at Dartmouth Medical. The Company also has several agreements with Dartmouth which provide Medarex with rights to numerous trigger and targeting mechanisms. The duration of these agreements with Dartmouth is perpetual. In particular, the Company has received from Dartmouth assignments of several trigger mechanisms as well as certain targeting mechanisms for AML and other tumors. In return for the rights granted by Dartmouth to the Company in 1987, Dartmouth received 420,000 shares of Common Stock.

REGULATORY ISSUES

  General. The production and marketing of the Company's products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs and biologics are subject to rigorous federal regulation and, to the lesser extent, state regulation. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act both, as amended, and the regulations promulgated thereunder, and other federal and state statutes, and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory scheme, if successful, will take a number of years and involve the expenditure of substantial resources.

  The Company's products and activities in the United States are regulated by the FDA in accordance with the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, and other laws. The standard process required by the FDA before a therapeutic drug or biological agent may be marketed in the United States includes (i) preclinical laboratory and animal tests; (ii) submission to the FDA of an application for an IND, which must become effective before human clinical trails may commence; (iii) preliminary human clinical studies to evaluate the drug and its manner of use; and (iv) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug (and, in the case of a biologic, its potency as well) for its intended indication. See "Research, Development and the Clinical Trials Process". If the product is regulated as a drug, the FDA Center for Drug Evaluation and Review ("CDER") will require the submission and approval of a New Drug Application ("NDA") before commercial marketing may begin. If the product is regulated as a biologic, the FDA Center for Biologics Evaluation and Research

("CBER") will require the submission and approval of a Biologic License Application ("BLA") before commercial marketing may begin. As part of the NDA or BLA processes, the manufacturer is required to accumulate, and submit to the FDA for review and approval, a significant amount of data concerning the safety and effectiveness (and, in the case of a biologic, potency) from laboratory/animal testing and clinical studies, manufacturing, product stability and other studies. Each domestic and foreign biopharmaceutical manufacturing establishment including contract manufacturers for the Company must also be registered with the FDA and pass an inspection by the FDA prior to approval for commercial distribution.

  If other companies are responsible for any portion of the manufacturing process for the Company's products, the Company's ability to manufacture and market such products will be dependent on those companies' ability to properly carry out the portion of the manufacturing process they are expected to perform. The Company's ability to continue to manufacture and market such products will be dependent on those companies' continuing ability to perform the parts of the manufacturing process for which they are responsible. There can be no assurance that the Company, or any other companies involved in the manufacture of the Company's products, will be able to obtain or maintain the necessary FDA approvals or capacity to supply and manufacture such products. If these other companies are unable to perform, then the Company will have to find new companies to perform these functions, as well as possibly perform new clinical studies with the final products manufactured by these new companies. There can be no assurance that the manufacturing services of these other companies could be replaced.

  Domestic and foreign manufacturing establishments are subject to inspections by the FDA and by other federal agencies and by state and local agencies, and must comply with cGMP regulations as appropriate for production. If violations of applicable requirements are noted by the FDA or other agencies during an inspection, distribution of clinical materials for investigational use or production lots for commercial use may be halted and, possibly, other sanctions imposed. Commercial marketing of the Company's products may occur only after approval of NDAs or BLAs following the submission of a complete application. The NDA or BLA internal review process frequently takes two to four years to complete, or longer. There can be no assurance of FDA approval at the end of such time, or ever. The FDA may require the Company to perform additional studies to gain approval which may take several years to complete.

  Under the Prescription Drug User Fee Act, the Company must pay FDA certain fees for reviewing a BLA or NDA or supplement thereto, for each commercial manufacturing establishment it controls, and for each product it manufactures. These fees can be significant; the NDA or BLA review fee can, by itself, exceed $200,000, although certain deferrals, waivers and reductions may be available. While user fees can be significant, they are not a significant expense in the overall cost of product development and the regulatory process. In addition, under that law and FDA regulations, each NDA, BLA, or PLA/ELA submitted for FDA approval is reviewed usually within the 45 to 60 days following submission of the application for administrative completeness and reviewability. FDA can refuse to file any NDA, BLA, or PLA/ELA that it deems incomplete or not easily reviewable. If FDA refuses to file an application, FDA will retain 25% percent of the user fee as a penalty. The Company may then resubmit the application, after incorporating the additional information or changes demanded by FDA, or request that the application be filed for substantive review over protest. In either case, the Company will be required to pay a new NDA or BLA review fee. There can be no assurances that any application submitted by the Company will be filed by FDA, and if filed will be approved.

  Moreover, the Company is, or may become, subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, storage and disposal of waste and hazardous substances, including radioactive and toxic materials and infectious disease agents used in conjunction with the Company's research work. Certain of the Company's products and technology are subject to export controls which may affect operations, technology transfer and employment of non U.S. citizens and consultants. The failure to comply with various federal, state and local laws governing these matters could adversely affect the Company.

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

  Before a therapeutic product may be sold in the United States and other countries, clinical trials of the product must be conducted and the results submitted to the appropriate regulatory agencies for approval. In the United States, these clinical trial programs generally involve a three-phase process. Typically, Phase I studies are conducted in healthy volunteers or, on occasion, in patients afflicted with the target disease, to determine the early side effect profile and the pattern of drug pharmacokinetics distribution and metabolism. In Phase II, studies are conducted in groups of patients afflicted with the target disease to determine preliminary efficacy, optimal dosages and expanded evidence of the safety profile. In Phase III, large-scale clinical trials are conducted in patients with the target disease to provide sufficient data for the statistical proof of efficacy and safety required by federal regulatory agencies. Such Phase III trials must be well-controlled, and success of such trials often depends on the ability of the Company to ensure the required level of control is maintained. Maintenance of such control is very difficult, and there can be no assurance that the Company will be able to do so. The clinical trial process may take three to six years or more to complete and there can be no assurance that the data collected will demonstrate the product to be safe or effective, or will support FDA approval of the product.

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

  Regulatory approval to market a biologic or a new drug often takes a number of years and involves the expenditure of substantial resources. Approval time also depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments, the availability of clinical investigators and eligible patients, the code of enrollment of patients in clinical trials and the risks and benefits demonstrated in the clinical trials.

  Currently, the Company has one product in Phase III clinical trials, MDX-RA for the prevention of secondary cataract, and none of Company's products have been approved by the FDA for sale. Any such products will be subject to the requisite regulatory requirements prior to their commercial sale, which may take two to four years or more and may never be obtained.

  The Company has experienced operating losses in each year since its inception and expects its operating expenses to increase at an accelerating rate over the next several years as the Company expands and accelerates its clinical trials and product development efforts.

  Orphan Drug Designation. The Orphan Drug Act provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or conditions. Biological products targeted for affected patients populations in the United States of fewer than 200,000 persons may be eligible for orphan drug designations. Medarex seeks orphan drug designation for all qualified products as they enter clinical trials. The FDA granted requests for orphan drug designation for MDX-22 for the treatment of AML in 1990. A request for orphan drug designation for MDX-210 for the treatment of ovarian cancer was granted in October 1993. There can be no assurance that orphan drug designation will be accorded to other products developed by the Company. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory process. However, the Orphan Drug Act offers, among other things, the opportunity to receive funding for qualified clinical trials via a grant approval process. The sponsor who obtains the first marketing approval for a designated orphan drug for a given indication is eligible to receive seven years of United States marketing exclusivity for that drug for that indication subject to certain limitations. There can be no assurance that the Company will obtain marketing approval for any of its orphan drug products. There can be no assurance that the benefits of the existing statute will remain in effect, or that the Company will be able to maintain exclusivity for its products, if obtained at all. There also can be no assurances with respect to the scope of the Company's orphan exclusivity, if any, or that the Company's BLA or NDA, if any, will not be precluded from approval by the orphan exclusivity held by another entity.

  Treatment IND Status. The Company may also file treatment protocols and INDs. The FDA may allow such protocols or products for patients with serious or life-threatening diseases. The purpose of these regulations is to facilitate the availability of new products to desperately ill patients before general marketing begins and to allow for collection of additional safety and limited effectiveness data. Medarex may be able to recover some of the costs of production manufacture, research, development and handling prior to market approval if the Company is allowed to charge patients for the product used in such studies. Notwithstanding the foregoing, there are specific conditions which must be met before a sponsor may charge reimbursement costs for an IND product, including notifying the FDA in writing in advance. The FDA may notify the sponsor that it is not authorized to charge for the products. No assurance can be given that the Company will be able to recover any of its costs prior to market approval.

  Drug and Biologics for Serious Or Life-Threatening Illnesses. The Federal Food, Drug and Cosmetic Act and FDA regulations provide certain mechanisms for an accelerated or conditional approval for products intended for treating serious or life-threatening conditions, which have been studied for safety and effectiveness, and which provide a meaningful benefit over existing therapies. The procedures permit early consultation and commitment from the FDA regarding pre-clinical and clinical studies necessary to gain marketing approval. Provisions of this regulatory framework also permit in certain cases BLAs to be approved on the basis of Phase II clinical study results or on the basis of valid surrogate markers of product effectiveness, thus accelerating the normal approval process. The Company believes that certain of its products might qualify for this regulatory procedure although there can be no assurance the FDA will agree. Notwithstanding the foregoing, approval may be denied by the FDA or Phase III studies may be required. The FDA may also seek the Company's agreement to perform post-approval Phase IV studies, as a condition of such early approval.

EMPLOYEES

  As of December 31, 1997, the Company had 64 full-time employees, 42% of whom hold advanced degrees. None of the Company's employees is covered by collective bargaining agreements. The Company has entered into employment contracts with certain of its executive officers. The Company considers relations with its employees to be satisfactory. In the next 12 months, the Company anticipates hiring up to 20 additional employees skilled in clinical testing, regulatory processes and manufacturing.

RISK FACTORS

  This Annual Report contains forward-looking statements within the meaning of Sections 27A and 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Medarex's expectations, beliefs, intentions, or strategies regarding the future. Forward-looking statements include, without limitation, statements in "Risk Factors", "Business" and elsewhere in this Annual Report regarding, among other things, uncertainties relating to the technological approach; history of operating losses and anticipation of future losses; uncertainty of product development; need for additional capital and uncertainty of change; uncertainty of patent and proprietary rights; risks associated with the acquisition of GenPharm; uncertainties related to the receipt of the Third Party Payments by GenPharm; management of growth, and risks of acquiring new technologies; uncertainties related to clinical trials; government regulation and uncertainty of obtaining regulatory approval; dependence on key personnel; dependence on research collaborators and scientific advisors; uncertainty of health care reform measures and third-party reimbursement and risk of product liability. All forward-looking statements included in this Annual Report are based on information available to the Company, as of the date hereof, and the Company does not assume any obligation to update any such forward-looking statements. It is important to note that the Company's actual results may differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in "Risk Factors" below. Accordingly, in addition to the other information in this Annual Report, the following factors should be considered carefully. References to the products, business, financial results or financial condition of Medarex should be considered to refer to Medarex and its subsidiaries unless the context otherwise requires.

  EARLY STAGE OF PRODUCT DEVELOPMENT. The Company's therapeutic products are under development and no revenues have been generated from the sale thereof. In addition, the Company has generated only minimal revenues from the sales or licensing of its research products. As of the date of this Annual Report, the Company has only one product in Phase III clinical trials and none of the products under development by the Company has been approved by the FDA or foreign agency for sale. If the Company's products in preclinical studies advance to the clinical stage, there can be no assurance that any positive therapeutic effects of these products will be demonstrated in clinical trials or that toxic side effects will not occur. With respect to those products which the Company currently has in various phases of clinical studies, there can be no assurance that these products will prove to be effective or that significant toxic side effects will not occur negating the therapeutic utility, if any, of the product. Furthermore, any products which are successfully developed will be subject to various FDA and foreign agency regulatory requirements including, but not limited to, FDA and foreign agency approval prior to their commercial distribution. Such approval may take two to four years, or more, following submission of the requisite marketing application, if it is complete, and may never be obtained. Generally, only a small percentage of new therapeutic products developed in the laboratory is eventually approved by the FDA or foreign agency for commercial sale. No assurance can be given that the Company will succeed in the development and marketing of any therapeutic products.

  HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT. The Company has experienced operating losses in each year since its inception and, as of December 31, 1997, had an accumulated deficit of $86,868,643. The Company expects its operating losses to increase at an accelerating rate over the next several years as the Company expands and accelerates its clinical trials and product development efforts. In prior years, a significant portion of the Company's revenues was generated from collaborative development agreements. The Company currently has six such revenue-producing agreements, and its operating results may be adversely affected if it does not meet certain milestones required by such agreements. No assurance can be given that the Company will be able to meet such milestones. The Company's ability to achieve a profitable level of operations is dependent in large part on obtaining regulatory approvals for its products, entering into agreements for product development and commercialization and making the transition to a manufacturing and marketing company. There can be no assurance that the Company will ever achieve product approvals or a profitable level of operations.

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

  DEPENDENCE ON STRATEGIC ALLIANCES. The Company has entered into strategic alliances relating to the research and development and sales, marketing and co-promotion of several of the Company's potential products. Under these arrangements, the Company has granted to its corporate partners license rights in and to certain of the Company's potential products in exchange for the payment of license fees and commitments for additional funding in the form of additional equity purchases, research and development payments and milestone fees. Most of these payments are subject to the Company's achieving certain milestones or to the satisfaction of the Company's collaborators with testing results of the related product. In particular, the Company has entered into strategic alliances with Novartis, E. Merck, Centeon, Santen, Eisai and Centocor to develop and market the Company's MDX-210, MDX-447, MDX-33, MDX-RA and to develop human antibody to a specific antigen. The Company relies on the payments made under these strategic alliances to further the development of these products and its operating results may be adversely affected if it is unable to meet certain milestones required by such agreement. Should these arrangements be terminated, the Company may be required to seek additional funding from other sources in order to develop and market these products. If such funding is not available, its research and product development efforts would be adversely affected. No assurance can be given that additional funds will be available on acceptable terms, if at all. If adequate funds are not available, the Company's business will be materially adversely affected.

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

  GOVERNMENT REGULATION. The research and development activities of the Company as well as the investigation, manufacture, labeling, distribution, marketing and sale of therapeutic products are subject to extensive and rigorous regulation, including pre-market approval, by the FDA, and other state and foreign agencies. The process of obtaining FDA and other approvals is costly and time-consuming, and there can be no assurance that any product that the Company may develop will be deemed to be safe and effective by the FDA or foreign agencies and granted marketing approval. Even if marketing approvals are obtained, a product and its manufacturer are subject to continuing review, and later discovery of previously unknown problems with a product or its manufacturer may result in the imposition of restrictions on or actions against the product or its manufacturer, including withdrawal of products from the market and other enforcement actions. Delays in obtaining regulatory approvals may adversely affect the marketing of any products developed by the Company and the ability of the Company to receive product revenues and royalties. In light of the limited regulatory history of bispecific therapeutics based on the Company's technology, there can be no assurance that regulatory approvals for the Company's products will be obtained without lengthy delays, if at all. In addition, the Company cannot predict the extent to which changes to existing governmental regulations might have an adverse effect on the Company. In 1990 and 1991, the Company received orphan drug designations for MDX-22 for the treatment of AML. In October 1993, the Company received an orphan drug designation for MDX-210 for the treatment of ovarian cancer. There can be no assurance that the Company will ever receive FDA approval to market these products, or that the Company will be the first sponsor to receive FDA approval to market these products and thus receive orphan drug marketing exclusivity or that its rights to market MDX-22 or MDX-210 will not be preempted by orphan exclusivity held by another company.

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

  TECHNOLOGICAL CHANGE AND COMPETITION. The biotechnology industry is subject to rapid and significant technological change. Competitors of the Company engaged in all areas of biotechnology in the United States and abroad are numerous and include, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which are being developed by the Company or which would render the Company's technology and products obsolete or non-competitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in undertaking preclinical testing and clinical trials of new or improved therapeutic products and obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may succeed in obtaining FDA and other regulatory approval for products more rapidly than the Company.

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

  DILUTION. In connection with the GenPharm Merger, during 1997 the Company issued 3,250,000 shares of its Common Stock as payment of $17,793,750 of the Purchase Price. The Company will issue Additional Shares in 1998 (and possibly to some extent in 1999) having a then current fair market value sufficient to satisfy the remaining balance of the Purchase Price. Since the number of Additional Shares to be issued in connection with the GenPharm Merger will be determined at future dates based on the then fair market value of the Company's Common stock and the amount of the Purchase Price as adjusted, the maximum number of Additional Shares to be issued in connection with the GenPharm Merger cannot be determined as of the date of this Annual Report. A significant decrease in the fair market value of the Company's Common Stock would result in a significant increase in the number of shares issuable in connection with the GenPharm Merger. Similarly, a significant increase in the fair market value of the Company's Common Stock or a significant reduction in the Purchase Price would result in a significant decrease in the number of shares issuable in connection with the GenPharm Merger.

  As of the date of this Annual Report, there were outstanding (a) 2,593,932 shares of Medarex Common Stock reserved for issuance pursuant to options and warrants exercisable by 72 individuals who are present or former employees, officers, directors and consultants of Medarex, at a weighted average exercise price of $4.17 per share; (b) 109,200 shares of Medarex Common Stock issuable upon the exercise of certain additional warrants at a weighted average exercise price of $4.12 per share; and (c) 822,924 shares of Medarex Common Stock issuable upon the exercise of certain warrants assumed by the Company in connection with its acquisition of HBI on February 28, 1997 at an exercise price of $51.54 per share.

  In addition, certain of the Company corporate partners have the right to purchase shares of Common Stock. The maximum number of shares cannot be determined at this time. The exercise of all or a portion of the outstanding options and warrants may result in a significant increase in the number of shares of Medarex Common Stock that will be subject to trading on The Nasdaq National Market, and the issuance and sale of the shares of Medarex Common Stock upon the exercise thereof may have an adverse effect on the price of the Medarex Common Stock. See "Possible Volatility of Securities Prices" and "Description of Securities."

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

  MANUFACTURING AND MARKETING. The Company has not yet commercially introduced any products, except for sales of research products to scientists. To be successful, the Company's therapeutic products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. While the Company believes its current facilities are adequate for the production of its proposed products for clinical trials, such facilities are not yet adequate for the production of any products for commercial sale. In order to manufacture its products for such purposes, the Company will have to enhance its existing facilities and obtain requisite consents or acquire new facilities, which will require additional funds and inspection and a form of approval by the FDA and other regulatory agencies. The Company has no experience in large-scale manufacturing, and no assurance can be given that the Company will be able to make the transition to commercial production successfully or achieve profitability. Although the Company intends to market certain of its products through a direct sales force, if and when regulatory approval is obtained, it currently has no marketing or sales staff. To the extent that the Company determines not to, or is unable to, arrange third party distribution for its products, significant additional expenditures, management resources and time will be required to develop a sales force. There can be no assurance that the Company will be able to establish such a sales force or be successful in gaining market acceptance for its products.

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

  DEPENDENCE ON KEY PERSONNEL AND ATTRACTION OF KEY EMPLOYEES AND CONSULTANTS. The Company's success is dependent on certain key management and scientific personnel. Competition for qualified employees among biotechnology companies is intense, and the loss of key personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of the Company's activities, could adversely affect its business. In the near future, the Company will also need to hire additional personnel skilled in the clinical testing and regulatory process as it develops products with commercial potential. There can be no assurance that the Company will be able to attract or retain such personnel. The Company has obtained insurance on the lives of each of Donald L. Drakeman, President and Chief Executive Officer, and Michael
A. Appelbaum, Executive Vice President - Finance and Administration, Secretary, Treasurer and Chief Financial Officer and President and Chief Operating Officer of GenPharm, of which the Company is the sole beneficiary in the amount of $2,000,000 for Dr. Drakeman and $1,000,000 for Mr. Appelbaum. Dr. Drakeman and Mr. Appelbaum are subject to certain restrictions set forth in their respective employment agreements. The Company has experienced and expects to continue to experience a period of significant growth in the number of new employees necessary to support the Company's business operations. The Company's need to manage growth effectively will also require it to continue to implement and improve its operational, financial and management information systems and to train, motivate and manage its employees. The Company's failure to manage growth effectively would have a material adverse effect on the Company's results of operations and its ability to execute business strategy.

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

ITEM 2. PROPERTIES


     The Company has leased approximately 53,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. Management believes that this facility is well suited for clinical-grade production of bispecific and monoclonal antibodies as it has in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. By leasing this facility and spending modestly to adapt it, management believes that the Company has preserved a considerable amount of capital that might otherwise have been used to build a biopharmaceutical production facility. The initial term of the lease was five years and three months, and the Company has elected to renew the lease for another five years.

  Additionally, as a result of the GenPharm Merger, the Company assumed the lease of GenPharm's facilities located in Palo Alto, California. The lease expired on December 31, 1997. In January, 1998 the Company secured approximately 10,000 square feet of a modern facility located in San Jose, California, owned by Becton Dickinson Corporation. This space includes an animal facility to house GenPharm's HuMAb-Mouse, research and development laboratories and administrative offices.

  The combined minimum annual lease commitments for both facilities range between approximately $1,400,000 to $2,100,000, and the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $11,500,000.

  As a result of the HBI acquisition, on February 28, 1997 the Company assumed the lease of HBI's facilities located in The Woodlands, Texas. The lease expires on February 28, 1999 and includes approximately 20,000 square feet of space, including approximately 16,000 square feet of research and development laboratories and manufacturing facilities. The Company subleases this space to other companies.

  The Company is currently producing materials for its clinical trials in its existing facilities.

ITEM 3. LEGAL PROCEEDINGS

  There are no legal proceedings pending against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1997 through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


  The Company's Common Stock is traded in the over-the-counter market and included in the Nasdaq National Market under the symbol MEDX. On March 10, 1998 there were approximately 621 holders of record (which includes individual holders) and as of February 12, 1998, the date of the last shareholders' meeting, there were over 7,400 beneficial shareholders of the Company's Common Stock.

  The following table sets forth for the periods indicated the high and low sales prices for the Common Stock for the fiscal years ended December 31, 1996 and 1997 as reported by the Nasdaq National Market.

Fiscal Year                      Common Stock
-----------                      ------------

1996                           High           Low
----                           ----           ---
First Quarter                 $ 8.00         $5.75
Second Quarter                $12.25         $6.25
Third Quarter                 $ 9.00         $5.38
Fourth Quarter                $ 9.00         $6.25

1997                           High           Low
----                           ----           ---
First Quarter                 $10.00         $6.63
Second Quarter                $ 8.75         $5.88
Third Quarter                 $ 6.81         $4.13
Fourth Quarter                $ 7.06         $4.75


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

ITEM 6. SELECTED FINANCIAL DATA


                                                                            Year Ended December 31,
                                                        ----------------------------------------------------------------
                                                           1993         1994         1995          1996         1997
                                                        ----------  ------------  -----------  ------------  -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
     Sales............................................   $    406      $    378     $    312      $    255     $    221
   Grants, Contract and license revenues..............         --           200        1,467         1,626        3,011
                                                         --------      --------     --------      --------     --------
     Total revenues...................................        406           578        1,778         1,881        3,232
Costs and expenses:
  Cost of sales.......................................         82            91          123           132          150
  Research and development............................      3,797         5,905        6,442         7,596       14,100
  General and administrative..........................      2,361         2,154        2,275         2,558        3,644
  Stock bonus to GenPharm International, Inc.
     employees........................................         --            --           --            --        2,275
  Acquisition of in-process technology................         --            --           --            --       40,316
                                                         --------      --------     --------      --------     --------
     Total costs and expenses.........................      6,240         8,150        8,840        10,286       60,486
        Operating loss................................     (5,834)       (7,573)      (7,062)       (8,405)     (57,254)
     Interest and dividend income.....................        419           337          553         1,537        1,876
                                                         --------      --------     --------      --------     --------
        Net loss......................................   $ (5,415)     $ (7,236)    $ (6,509)     $ (6,868)    $(55,377)
                                                         ========      ========     ========      ========     ========
Basic and diluted net loss per share(1)...............     $(0.86)       $(1.00)      $(0.69)       $(0.45)      $(2.93)
Weighted average common shares outstanding(1).........      6,304         7,269        9,457        15,289       18,871

                                                                                 December 31,
                                                         --------------------------------------------------------------
                                                             1993          1995         1995          1996         1997
                                                         --------      --------     --------      --------     --------
                                                                                (IN THOUSANDS)
Balance Sheet Data:
Cash, cash equivalents and marketable securities         $  9,687      $  9,434     $ 15,729      $ 31,463     $ 28,444
Working capital.......................................      8,330         8,017       14,549        31,259        1,647
Total assets..........................................     12,640        13,017       19,240        36,044       48,695
Long-term obligations.................................         78            60           40           110          107
Cash dividends declared per common share..............         --            --           --            --           --
Accumulated deficit...................................    (10,877)      (18,113)     (24,623)      (31,491)     (86,869)
Total stockholders' equity............................     10,943        11,097       17,375        34,648        5,681

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

  Through its recent acquisition of GenPharm International, Inc. ("GenPharm"), the Company has expanded its business to include the HuMAb-Mouse technology that rapidly creates fully human antibodies in about three to six months. Not only can the Company create new proprietary products, but this technology gives Medarex the possibility of new partnering. While no assurance can be given, the Company anticipates that it will enter into several new partnerships relating to the HuMAb-Mouse(TM) technology during 1998 and expects to receive license fees, milestone payments and royalties from such partnerships. In addition, as part of the acquisition, the Company anticipates that it will receive more than $30,000,000 in cash by the end of 1998 through a combination of certain Third Party Payments ($7 million was received in December 1997, a $15 million note plus interest is due in September 1998 and $7 million for patent approval is expected at the end of 1998) and GenPharm cash and cash equivalents as of December 31, 1997. While no assurance can be given, Management believes that the Company's acquisition of GenPharm and its expansion into the HuMAb-Mouse business will provide the Company with significant additional sources of revenue.

RESULTS OF OPERATIONS

Years ended December 31, 1995, 1996 and 1997

  Revenues for 1995, 1996 and 1997 were principally derived from contract and licensing activities. Total revenues in 1995 were $1,778,400 including $1,466,667 in contract and license revenues, $800,000 of which relates to a collaborative arrangement with Merck KGaA of Darmstadt, Germany ("E. Merck") and $666,667 of which relates to a collaborative arrangement with Novartis Pharma AG of Basel, Switzerland ("Novartis"). Total revenues in 1996 of $1,881,408 increased 6% over 1995 revenues and included contract and license revenues of $1,150,000 from Centeon L.L.C. ("Centeon"), a Delaware limited liability company formed through a joint venture of Hoechst AG and Rhone-Poulenc Rorer, Inc. and $476,191 from Novartis. Total revenues in 1997 of $3,232,169 increased 72% over 1996 and included $865,000 of contract revenue received from Santen Pharmaceutical Co., Ltd. of Osaka, Japan, ("Santen"), $742,800 from Centeon, $377,000 from Eisai Co., Ltd. of Tokyo, Japan, ("Eisai") and $268,686 in
Small Business Innovation Research ("SBIR") grants.

  The Company's cost of sales increased by $8,155 in 1996, a 7% increase over 1995 and $18,856 in 1997, a 14% increase over 1996. The increases were principally due to increased shipping, depreciation and raw material costs in 1996 and 1997.

  Research and development expenses increased $1,154,114 in 1996, an 18% increase from 1995. The 1996 increase was principally due to activity associated with human clinical trials in the Company's two lead oncology bispecific products, MDX-210 and MDX-447. In 1997, research and development expense increased $6,504,182, an 86% increase from 1996. The 1997 increase was primarily attributable to increased research and development activity as a result of the acquisition of Houston Biotechnology Incorporated ("HBI") and GenPharm increased activities and facility upgrades associated with human clinical trials. Additionally, sponsored research increased with the creation of Medarex Europe B.V. in late 1996. Research and development costs are expected to increase at an accelerated rate as the Company's products progress through the regulatory approval process.

  General and administrative expenses increased $283,704 in 1996, a 12% increase over 1995. In 1996, additional personnel costs, partially offset by lower rent expense and consulting fees, contributed to this increase. In 1997, general and administrative expenses increased $1,085,041, a 42% increase over 1996. The increase is primarily attributable to higher personnel costs, travel expenses and consulting expenses. These expenses are expected to increase significantly as the Company's products are developed and it expands its operations.

  Acquisition of in-process technology charges of $40,316,214 in 1997 relates to the February 28, 1997 acquisition of HBI ($10,385,565) and the October 21, 1997 acquisition of GenPharm ($29,930,649).

  Interest and dividend income increased by $983,782 in 1996, a 178% increase from the same period in 1995, reflecting a higher average cash balance, primarily as the result of proceeds received from the exercise of the Company's public Redeemable Warrants pursuant to a Warrant Reduction Offer (as defined herein) which was completed on May 15, 1996. Interest and dividend income increased by $339,645 in 1997, a 22% increase over 1996. The increase reflected a higher average cash balance.

  The Company does not believe that inflation has had a material impact on its results of operations.

  In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The effect of adoption of SFAS No. 128 had no financial impact, and accordingly, no restatement of loss per share for prior years was necessary. SFAS No.

  In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and applies to all enterprises. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows but will affect the disclosure of stockholder equity changes such as the unrealized gains (losses) of available-for-sale securities.

  In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information , which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the new requirements retroactively in 1998. Management is currently evaluating SFAS No. 131 and does not anticipate that the adoption of this statement will have significant effect on the Company's financial reporting.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations since inception primarily through private placements and public sales of its securities, contract and license revenues and research product sales. Through December 31, 1997, the Company and its subsidiaries raised $66,200,000 from sales of securities.

  The Company had $31,463,334 and $28,444,015 in cash, cash equivalents and marketable securities as of December 31, 1996 and 1997, respectively. Operating activities consumed $6,233,272, $7,342,371 and $11,894,346 of cash for the years ended December 31, 1995, 1996 and 1997, respectively.

  Through December 31, 1997, the Company had invested $5,431,249 in property and equipment.

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

  On April 26, 1996, the Company announced that it had entered into a collaborative arrangement with Centeon to develop and market MDX-33. This collaboration provides for the joint development of MDX-33 by the Company and Centeon. Subject to the terms of the arrangement, the Company is primarily responsible for product development, clinical testing through Phase II trials and the manufacture of all product used in clinical trials. Centeon will be primarily responsible for the payment of all expenses associated with Phase I and Phase II clinical trials of MDX-33 to be conducted by the Company, up to a maximum of $20,000,000. If such trials are successfully completed, Centeon will be primarily responsible for Phase III clinical trials, regulatory approvals, product commercialization and the costs associated therewith. In addition, under the terms of the arrangement, Centeon paid to the Company an up-front fee of $1,000,000 which was included in contract and license revenue in 1996 and will pay research and development funding of $900,000 over three years. Centeon may also provide the Company with up to $10,000,000 of additional funding upon the achievement of certain milestones. See "Risk Factors."

  Under the terms of the arrangement, Centeon has an option (the "Option") to purchase shares of Common Stock of the Company in an amount equal to $2,000,000, at a premium over the market price for the Common Stock on the Nasdaq National Market for the three day period commencing one business day prior to the Company's public announcement that certain milestones have been achieved. If such milestones have been achieved and Centeon does not elect to exercise the Option, then Centeon will be required to pay $2,000,000 to the Company. See "Risk Factors -- Dilution."

  On February 28, 1997, the Company completed its acquisition of HBI, a biotechnology company located in Houston, Texas, involved in the development of monoclonal antibody and other biopharmaceutical products to prevent secondary cataracts and to treat glaucoma, disorders that impair or destroy human vision. The purchase price consisted of 1,026,245 shares of Medarex common stock (valued at $7.375 per share), the assumption of certain HBI options and warrants, the assumption of certain liabilities in excess of assets acquired and transaction costs. The transaction was treated as a purchase for accounting purposes and the Company charged $10,385,565 to operations during the first quarter of 1997 which reflected the write-off of the in-process technology acquired. HBI's lead product, MDX-RA, is a monoclonal antibody conjugated to a toxin known as ricin. This product, which is in Phase III clinical trials, is used during primary cataract surgery to prevent the occurrence of secondary cataracts. In addition to MDX-RA, HBI is also developing other products including a product for the treatment of glaucoma. The glaucoma product and the other products in the HBI portfolio other than MDX-RA are in the preclinical or research and development stage.

  On October 21, 1997, the Company consummated the acquisition of GenPharm, resulting in GenPharm becoming a wholly-owned subsidiary of the Company (the "Merger"). Pursuant to the Merger, the Company will issue shares of its Common Stock having a value of up to $62,725,000, subject to adjustment (the "Purchase Price") in exchange for all of the outstanding shares of GenPharm capital stock. The transaction was treated as a purchase for accounting purposes, and the Company charged $29,930,649 to operations during the last quarter of 1997 which, along with HBI, was reflected in the write-off of in-process technology acquired.

  During 1997 the Company issued 3,250,000 shares of its Common Stock as payment of $17,793,750 of the Purchase Price. The Company will issue additional shares of its Common Stock (the "Additional Shares") in 1998 (and possibly to some extent in 1999) having a then current fair market value sufficient to satisfy the balance of the Purchase Price, as adjusted. Since the number of Additional Shares to be issued in connection with the Merger will be determined at future dates based on the then fair market value of the Company's Common Stock and the amount of the Purchase Price as adjusted, the maximum number of Additional Shares to be issued in connection with the Merger cannot be determined at this time. A significant decrease in the fair market value of the Company's Common Stock would result in a significant increase in the number of shares issuable in connection with the Merger. Similarly, a significant increase in the fair market value or a significant reduction in the Purchase Price would result in a significant decrease in the number of shares issuable in connection with the Merger See "Risk Factors."

  At December 31, 1997 the Company has federal net operating loss ("NOL") carryforwards of approximately $41,760,000. The NOL carryforwards for the Company expire in 2002 ($45,000), 2003 ($196,000), 2004 ($524,000), 2006
($863,000), 2007 ($3,985,000), 2008 ($5,533,000), 2009 ($7,592,000), 2010
($6,395,000), 2011 ($7,028,000) and 2012 ($9,599,000). The Company has not
performed a detailed analysis to determine whether an ownership change under
Section 382 of the Internal Revenue Code of 1986, as amended occurred, but believes that it is very likely that such a change occurred during 1996 or 1997. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before change. If the change occurred in late 1997, substantially all of the NOL carryforwards would be subject to the limitation. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company's capital during a specified period prior to the change, and an interest rate which is published monthly. Due to uncertainty as to the date of an ownership change during 1996 or 1997, the Company has not determined the amount of the potential limitation. At December 31, 1997 the Company has provided a valuation reserve to fully offset the benefit of its net operating loss carryforwards. See Note 5.

     The Company has leased approximately 53,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. Management believes that this facility is well suited for clinical-grade production of bispecific and monoclonal antibodies as it has in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. By leasing this facility and spending modestly to adapt it, management believes that the Company has preserved a considerable amount of capital that might otherwise have been used to build a biopharmaceutical production facility. The initial term of the lease is five years and three months, and the Company has elected to renew the lease for another five years. On January 8, 1998, the Company signed a lease for laboratory and office space in San Jose, California. This lease runs through December 2001. The minimum combined annual lease commitments for both facilities range between approximately $1,400,000 to $2,100,000, and the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $11,500,000. As of December 31, 1997, the Company had commitments for approximately $725,000 of capital expenditures. See "Risk Factors."

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

READINESS FOR YEAR 2000

  The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. Additionally, the cost of the Year 2000 problem will have no material impact on the operations of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Medarex, Inc.

  We have audited the accompanying consolidated balance sheets of Medarex, Inc. and Subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medarex, Inc. and Subsidiaries at December 31, 1996 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                          Ernst & Young LLP


Princeton, New Jersey
January 20, 1998,
  except for Note 13 as
  to which the date is
  February 12, 1998

                        MEDAREX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                          December 31,
                                                                                      --------------------------------------------
                                                                                                   1996                  1997
ASSETS
Current assets:
   Cash and cash equivalents                                                           $         4,958,065    $         6,723,447
   Marketable securities                                                                        26,505,269             21,720,568
   Note receivable                                                                                       -             15,000,000
   Trade accounts receivable, less allowance for doubtful
      accounts of $5,000                                                                            22,677                 24,562
   Inventory                                                                                        46,232                 43,575
   Prepaid expenses and other current assets                                                     1,012,001              1,042,354
                                                                                      ---------------------  ---------------------

         Total current assets                                                                   32,544,244             44,554,506

 Property and equipment:
   Machinery and equipment                                                                       2,374,996              3,190,857
   Furniture and fixtures                                                                          164,316                209,933
   Leasehold improvements                                                                          557,996              2,030,459
                                                                                      ---------------------  ---------------------
                                                                                                 3,097,308              5,431,249

   Less accumulated depreciation and amortization                                               (1,866,470)            (2,573,262)
                                                                                      ---------------------  ---------------------
                                                                                                 1,230,838              2,857,987

Investments in, and advances to affiliate                                                          414,777                414,777
Segregated cash                                                                                  1,260,000                315,000
Patents rights and other assets                                                                    594,223                552,994
                                                                                      =====================  =====================
     Total assets                                                                      $        36,044,082   $         48,695,264
                                                                                      =====================  =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                                              $           170,588    $           382,311
   Accrued liabilities                                                                           1,114,598              8,100,774
   GenPharm acquisition liability                                                                        -             34,423,987
                                                                                      ---------------------  ---------------------
      Total current liabilities                                                                  1,285,186             42,907,072

 Long-term obligations                                                                             110,404                107,225

Commitments                                                                                              -                      -

Stockholders' equity:
   Preferred stock, $1.00 par value, 2,000,000 shares authorized;
      none issued and outstanding                                                                        -                      -
   Common stock, $.01 par value; 40,000,000 shares authorized;
       17,592,992 and 21,922,186 shares issued and outstanding,
      respectively                                                                                 175,931                219,222
   Capital in excess of par value                                                               65,947,081             92,142,138
   Unrealized gain on securities                                                                    16,743                188,250
   Accumulated deficit                                                                         (31,491,263)           (86,868,643)
                                                                                      ---------------------  ---------------------

         Total stockholders' equity                                                             34,648,492              5,680,967
                                                                                      =====================  =====================
         Total liabilities and stockholders' equity                                    $        36,044,082    $        48,695,264
                                                                                      =====================  =====================

See notes to consolidated  financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                For the Year Ended December 31,
                                                                      ----------------------------------------------------
                                                                      1995                   1996                     1997
                                                           ---------------------   --------------------    ---------------------
Sales                                                                 $ 311,733              $ 255,217                $ 220,837
Grants, contract and license revenues                                 1,466,667              1,626,191                3,011,332
                                                           ---------------------   --------------------    ---------------------
      Total revenues                                                  1,778,400              1,881,408                3,232,169

Costs and expenses:
      Cost of sales                                                     123,421                131,576                  150,432
      Research and development                                        6,442,159              7,596,273               14,100,455
      General and administrative                                      2,274,892              2,558,596                3,643,637
      Bonus to GenPharm International, Inc.employees                          -                      -                2,275,000
      Acquisitions of in-process technology                                   -                      -               40,316,214
                                                           ---------------------   --------------------    ---------------------
          Operating loss                                             (7,062,072)            (8,405,037)             (57,253,569)

Interest and dividend income                                            552,762              1,536,544                1,876,189


                                                           ---------------------   --------------------    ---------------------
          Net loss                                                 $ (6,509,310)          $ (6,868,493)           $ (55,377,380)
                                                           =====================   ====================    =====================
Basic and diluted net loss per share                                     ($0.69)                ($0.45)                  ($2.93)
                                                           =====================   ====================    =====================

See notes to consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                Common stock
                                      ------------------------     Capital         Unrealized                             Total
                                       Number of                  in excess      gain (loss) on       Accumulated     stockholders'
                                        shares      Amount       of par value      securities           deficit           equity
                                        ------      ------       ------------      ----------          ---------      -------------

Balance at January 1, 1995             8,713,738     $87,138     $29,122,871                          $(18,113,460)     $11,096,549
                                     -----------------------------------------------------------------------------------------------

Issuance of common stock in
   public offering                     2,190,000      21,900       9,628,488                                              9,650,388
Issuance of common stock in
   private placements                    899,888       8,999       2,839,644                                              2,848,643
Issuance of common stock for
   exercise of options and  grant
   of restricted shares                   55,000         550         223,200                                                223,750
Unrealized gain on securities                                                            $65,064                             65,064
Net loss                                                                                                (6,509,310)      (6,509,310)
                                     -----------------------------------------------------------------------------------------------

Balance at December 31, 1995          11,858,626    $118,587     $41,814,203             $65,064      $(24,622,770)     $17,375,084
                                     -----------------------------------------------------------------------------------------------

Issuance of common stock in
   exchange for patent rights             70,000         700         607,012                                                607,712
Issuance of common stock for
   exercise of options                    71,250         713         302,756                                                303,469
Issuance of common stock for
   exercise of warrants                5,593,116      55,931      23,223,110                                             23,279,041
Unrealized loss on securities                                                            (48,321)                           (48,321)
Net loss                                                                                                (6,868,493)      (6,868,493)
                                     -----------------------------------------------------------------------------------------------

Balance at December 31, 1996          17,592,992    $175,931     $65,947,081             $16,743      $(31,491,263)     $34,648,492
                                     -----------------------------------------------------------------------------------------------

Issuance of common stock, options
  and warrants inexchange for Houston
  Biotechnology Incorporated stock     1,026,245      10,262       8,108,295                                              8,118,557
Issuance of common stock, options
  and warrants in as a portion of
  proceeds for GenPharm
  International, Inc. stock            3,250,000      32,500      17,793,000                                             17,825,500
Issuance of common stock for
   exercise of options                    32,469         324         144,797                                                145,121
Issuance of common stock for
   exercise of warrants                   20,480         205          54,975                                                 55,180
Options issued to non-employees                                       93,990                                                 93,990
Unrealized gain on securities                                                            171,507                            171,507
Net loss                                                                                               (55,377,380)     (55,377,380)
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1997          21,922,186    $219,222     $92,142,138            $188,250      $(86,868,643)      $5,680,967
                                     ===============================================================================================

See notes to consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  For the Year Ended December 31,
                                                                                  ------------------------------

                                                                       1995                     1996                     1997
                                                                       ----                     ----                     ----
Operating activities:
   Net loss                                                        $ (6,509,310)            $ (6,868,493)           $(55,377,380)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                   373,125                  360,837                 537,920
         Amortization                                                   140,176                  160,480                 225,079
         Gain on sale of equipment                                            -                        -                    (215)
         Write-off of in-process technology                                   -                        -              40,316,214
         Stock bonus to GenPharm International, Inc.employees                 -                        -               2,275,000
         Value of stock options to non-employees                              -                        -                  68,400
Changes in operating assets and liabilities, net of acquisition:
   Decrease (increase) in trade accounts receivable, net                  8,368                   36,899                  (1,885)
   Decrease in inventory                                                 13,381                    3,262                   2,657
   Decrease (increase) in prepaid expenses and other
      current assets                                                   (223,818)                (475,645)                155,823
   Increase (decrease) in trade accounts payable                        (62,841)                  27,061                (310,723)
   Increase (decrease) in accrued liabilities                           351,456                 (110,581)                214,764
   Decrease in deferred contract revenue                               (323,809)                (476,191)                      -
                                                                   ------------             ------------           -------------
        Net cash used in operating activities                        (6,233,272)              (7,342,371)            (11,894,346)

Investing activities:
   Purchase of property and equipment                                  (239,828)                (342,280)             (1,957,428)
   Purchase of Houston Biotechnology Incorporated,
       net of cash acquired                                                   -                        -              (1,006,940)
   Purchase of GenPharm International, Inc.,
       net of cash acquired                                                   -                        -               6,054,280
   Decrease in segregated cash and other assets                               -                        -                 952,407
   Increase in advances to affiliate                                          -                  (90,293)                      -
   Proceeds from sale of equipment                                            -                        -                   5,000
   Purchase of marketable securities                                 (6,997,352)             (14,365,654)                      -
   Sales of marketable securities                                             -                        -               9,507,038
                                                                   ------------             ------------           -------------
       Net cash (used in) provided by investing activities           (7,237,180)             (14,798,227)             13,554,357

Financing activities:
   Cash received from sales of stock, net                            12,722,781               23,577,722                 191,692
   Incease in long term obligations                                           -                        -                  15,365
   Principal payments under debt obligations                            (19,832)                 (19,818)               (101,686)
                                                                   ------------             ------------           -------------
       Net cash provided by  financing activities                    12,702,949               23,557,904                 105,371
                                                                   ------------             ------------           -------------
       Net increase (decrease) in cash and cash equivalents            (767,503)               1,417,306               1,765,382
Cash and cash equivalents at beginning of period                      4,308,262                3,540,759               4,958,065
                                                                   ------------             ------------           -------------
Cash and cash equivalents at end of period                          $ 3,540,759              $ 4,958,065             $ 6,723,447
                                                                   ============             ============           =============
Non-cash investing and financing activities:
         Issue of common stock for technology                       $         -              $   612,500             $         -
         Acquisition of equipment under financing agreement                   -                  110,160                       -
                                                                   ============             ============           =============
Supplemental disclosures of cash flow information
   Cash paid during period for:
      Income taxes                                                  $         -              $         -             $         -
                                                                   ============             ============           =============
      Interest                                                      $     8,128              $     5,088             $    19,470
                                                                   ------------             ------------           -------------

See notes to consolidated financial statements.

1.  Nature of Operations
    --------------------

          Medarex, Inc. ("Medarex" or the "Company"), incorporated in July 1987, is a biotechnology company developing therapeutic products for cancer, autoimmune disease, prevention of secondary cataracts and other life-threatening diseases based on proprietary technology in the field of immunology. The Company has three wholly-owned subsidiaries. Medarex Europe B.V. which was incorporated in the Netherlands on October 31, 1996, Houston Biotechnology Incorporated ("HBI") which was acquired on February 28, 1997 (See Note 12) and GenPharm International, Inc. ("GenPharm") which was acquired on October 21, 1997 (See Note 12). The Company's therapeutic products are currently under development and will need approval of the U.S. Food and Drug Administration ("FDA") prior to commercial distribution. The Company's operations constitute one business segment. All significant intercompany balances and transactions have been eliminated in consolidation.

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

          Marketable Securities
          ---------------------

          Marketable securities consist of fixed income investments with a maturity of greater than three months and U.S. stock funds both of which can be readily purchased or sold using established markets. Such securities, which are classified as available-for-sale, are carried at market with unrealized gains and losses reported as a separate component of stockholders' equity.

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

          Revenue Recognition
          -------------------

          The Company sells antibodies primarily to research institutions in the United States and overseas. Revenue from these sales is recognized when the products are shipped. Research and development contract revenues are recognized as the services are performed and as milestones are attained and collection is assured. Amounts received in advance of services to be performed are recorded as deferred revenue.

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

2.  Significant Accounting Policies (con't)
    ---------------------------------------

          Stock Based Compensation
          ------------------------

          The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense for stock options granted at fair market value. Note 8 to the consolidated financial statements contains a summary of the pro forma effects to reported net loss and loss per share for 1995, 1996 and 1997 as if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

          Net Loss Per Share
          ------------------

          In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic net loss per share is based upon the weighted average Common Stock outstanding during each year. Common Stock equivalents are not included as their effect is antidilutive. Shares used in computing loss per share were 9,456,763, 15,288,754 and 18,871,316 in 1995, 1996 and 1997,
respectively. The effect of adoption of SFAS No. 128 had no financial impact, and accordingly, no restatement of loss per share for prior years was necessary.

     Impact of Recently Issued Accounting Standards
     ----------------------------------------------

          In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and applies to all enterprises. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows but will affect the disclosure of stockholder equity changes such as the unrealized gains (losses) of available-for-sale securities.

          In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the new requirements retroactively in 1998. Management is currently evaluating SFAS No. 131 and does not anticipate that the adoption of this statement will have significant effect on the Company's financial reporting.

     Reclassifications
     -----------------

          Certain December 31, 1995 and 1996 balances have been reclassified to conform with the December 31, 1997 presentation.

3.  Marketable Securities
    ---------------------

       Marketable securities consist of the following as of December 31:

                                                          1996                                        1997
                                      --------------------------------------------  ---------------------------------------
                                                       Unrealized     Estimated                    Unrealized   Estimated
                                            Cost      Gain (Loss)   Fair Value         Cost         Gain      Fair Value

US Treasury Obligations                  $11,082,374      $(19,566)   $11,062,808     $ 4,969,991    $ 35,241   $ 5,005,232
US Corporate Debt Securities              13,206,152        36,309     13,242,461       3,641,130     153,009     3,794,139
US Stock Funds                             2,200,000            --      2,200,000      12,921,197          --    12,921,197

                                      --------------------------------------------  ---------------------------------------
                                         $26,488,526      $ 16,743    $26,505,269     $21,532,318    $188,250   $21,720,568
                                      --------------------------------------------  ---------------------------------------

4.  Leases
    ------

          The Company leases laboratory, production and office space in Annandale, New Jersey and San Jose, California. The initial term of the Annandale lease, which commenced on July 15, 1993, was for five years and three months. The Company has elected to renew this lease for an additional five-year term. The San Jose lease was signed on January 8, 1998 and runs through December 2001. The Company incurred rent expense of $1,782,004 in 1995, $1,819,533 in 1996 and $2,063,353 in 1997.

          The Company has secured a bank letter of credit pursuant to the requirements of its Annandale, New Jersey lease. This letter of credit in the amount of $315,000 is fully cash collateralized and the cash is categorized as segregated cash in the balance sheet.

          Future minimum lease commitments are as follows:

        1998                   $  2,096,000
        1999                      2,130,000
        2000                      2,106,000
        2001                      2,106,000
        2002                      1,736,000
        Remainder                 1,374,000
                               ------------
                               $ 11,548,000
                               ============

5.  Taxes
    -----

 Income tax expense is determined using the liability method.

 Due to operating losses, the Company has no federal income tax liability for 1996 or 1997.

 The components of the net deferred tax asset consists of the following as of December 31:

                                                1996          1997
                                              -------        -------
 Deferred Tax Assets:
  Research credit                         $    850,000   $  1,802,000
  Net operating loss carryforward           12,652,000     18,480,000
  R&D capitalized for tax purposes                          4,661,000
  Other                                                     1,031,000
  Deferred tax asset valuation reserve     (13,502,000)   (25,974,000)
                                          ------------   ------------

    Net Deferred Tax Asset                        ----           ----
                                          ============   ============

5.  Taxes (con't)
    -------------

     At December 31, 1997 the Company has federal net operating loss ("NOL") carryforwards of approximately $41,760,000. The NOL carryforwards for the Company expire in 2002 ($45,000), 2003 ($196,000), 2004 ($524,000), 2006
($863,000), 2007 ($3,985,000), 2008 ($5,533,000), 2009 ($7,592,000), 2010
($6,395,000), 2011 ($7,028,000) and 2012 ($9,599,000). The Company has not
performed a detailed analysis to determine whether an ownership change under
Section 382 of the Internal Revenue Code of 1986, as amended, occurred, but believes that it is very likely that such a change occurred during 1996 or 1997. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before change. If the change occurred in late 1997, substantially all of the NOL carryforwards would be subject to the limitation. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company's capital during a specified period prior to the change, and an interest rate which is published monthly. Due to uncertainty as to the date of an ownership change during 1996 or 1997, the Company has not determined the amount of the potential limitation.

     The Company has research tax credit carryforwards at December 31, 1997 of approximately $791,000 which expire between 2005 and 2011. If an ownership change under Section 382 occurred during 1996 or 1997, the use of these carryforwards also would be subject to the aforementioned limitation.

     At December 31, 1997, the Company has state NOL and research credit carryforwards of approximately $42,923,000 and $513,000, respectively. The state NOL carryforwards expire as follows: ($876,000) in 1999, ($3,997,000) in 2000, ($5,399,000) in 2001, ($7,453,000) in 2002, ($6,316,000) in 2003, ($6,965,000)
in 2004 and ($11,917,000) in 2005. The credit carryforwards expire in 2002 ($164,000), 2003 ($149,000) and 2004 ($200,000).

     As a result of the acquisition of HBI (See Note 12), the Company has additional federal NOL carryforwards at December 31, 1997 of approximately $4,722,000. The NOL carryforwards expire as follows: 2001 ($145,000), 2002 ($900,000), 2003 ($1,038,000), 2005 ($295,000), 2006 ($783,000), 2007
($666,000), 2008 ($781,000) and 2009 ($114,000). The Company also has research credit carryforwards of approximately $672,000 which expire between 2005 and 2010. The use of the NOL and credit carryforwards are subject to an annual limitation under Section 382. The Company has not determined the amount of the limitation.

     As a result of the acquisition of GenPharm (See Note 12), the Company has additional federal NOL carryforwards at December 31, 1997 of approximately $372,000. This carryforward can only be used against the income of GenPharm and expires in 2009.

     At December 31, 1997 the deferred tax assets related to the federal and state NOL and credit carryforwards, and other temporary differences have been fully offset by a valuation reserve.

6.  Accrued Liabilities
    -------------------

    Accrued liabilities consist of the following as of December 31:


                                                            1996                         1997
                                                         ----------                 -----------
             Accrued stock bonus                        $        --              $    2,275,000
             Accrued acquisition costs                           --                   1,191,855
             Accrued professional fees                      134,642                   1,031,687
             Accrued clinical trials expense                139,068                     932,248
             Accrued compensation                           477,202                     802,023
             Accrued rent                                    80,600                     411,666
             Other                                          283,086                   1,456,295
                                                         ----------              --------------
                                                         $1,114,598              $    8,100,774
                                                         ==========              ==============

7.  Stockholders' Equity
    --------------------

          On May 17, 1995, the Company announced a collaborative arrangement with Novartis Pharma AG of Basel, Switzerland ("Novartis"). Under the terms of the arrangement, on June 28, 1995, the Company sold 899,888 shares of Common Stock to Novartis at $4.445 per share, for an aggregate purchase price of $4,000,000. The purchase price represented a premium of approximately $1,140,000 over the then fair market value of the Company's Common Stock. This premium represents consideration paid for research activities performed by the Company and was amortized into income as the clinical trial and research activities were performed.

          On November 8, 1995, the Company sold 2,190,000 shares of Common Stock in a placement to selected institutional investors for $5.00 per share (the "1995 Placement"). The Company realized net proceeds of approximately $9,650,000.

          On February 28, 1997, the Company completed its acquisition of HBI. The purchase price consisted of 1,026,245 shares of Medarex common stock (valued at $7.375 per share), the assumption of HBI's outstanding options and warrants, the assumption of certain liabilities in excess of assets acquired and transaction costs.

          On October 21, 1997, the Company consummated the acquisition of GenPharm resulting in GenPharm becoming a wholly-owned subsidiary of the Company. Pursuant to the Merger, the Company will issue shares of its Common Stock having a value of up to $62,725,000 (the "Purchase Price"), subject to adjustment in exchange for all of the outstanding shares of GenPharm capital stock. During 1997 the Company issued 3,250,000 shares of its Common Stock as payment of $17,793,750 of the Purchase Price (See Note 12).

8.  Stock Options
    -------------

     The Company has nine Stock Option Plans (the "Plans"). The purchase price of stock options under the Plans is determined by the Stock Option Committee of the Board of Directors of the Company (the "Committee") but cannot be less than 100% of the fair market value of the stock on the date of grant. The term is fixed by the Committee, but no incentive stock option is exercisable after 10 years from the date of grant. As a result of the HBI acquisition, outstanding HBI options were converted to 187,471 Medarex options. At December 31, 1997, a total of 323,450 shares were available for future grants under the Plans.

     A summary of the Company's stock option activity and related information for the years ended December 31, 1995, 1996 and 1997 follows:

                                                 1995                       1996                       1997
                                      -------------------------    -----------------------    ----------------------
                                                      Weighted                   Weighted                   Weighted
                                          Common       Average       Common       Average       Common       Average
                                          Stock       Exercise       Stock       Exercise       Stock       Exercise
                                         Options        Price       Options        Price       Options        Price
                                        ----------    ---------    ----------    ---------    ----------    ---------

Outstanding at beginning of year        1,245,400       $ 2.03     1,456,750       $ 2.44     1,808,600       $ 3.62
     Granted                              269,025         4.70       443,200         7.56       861,671         5.44
     Exercised                            (55,000)       (4.25)      (71,250)       (4.26)      (32,469)       (4.47)
     Canceled                              (2,675)       (4.34)      (20,100)       (3.60)       (3,350)       (9.20)
                                      -----------                 ----------                  ---------
Outstanding at end of year              1,456,750         2.44     1,808,600         3.62     2,634,452         4.20
                                      ===========                 ==========                  =========
Exercisable at end of year              1,232,862                  1,613,759                  1,953,522
                                      ===========                 ==========                  =========
Weighted average fair value of                          $ 1.59                     $ 2.84                     $ 2.31
Options granted during the year

8.  Stock Options (con't)
    ---------------------

Stock options outstanding at December 31, 1997 are summarized as follows:

                                                              Weighted Average
   Range of               Outstanding Options at                 Remaining         Weighted Average
Exercise Price              December 31, 1997                 Contractual Life     Exercise Price
--------------              ----------------                 -----------------     --------------
$0.10 to $2.86                     679,150                          1.52              $    0.21
$4.25 to $8.63                     644,225                          6.25              $    4.47
$4.50                              599,000                          9.68              $    4.50
$5.28 to $10.63                    527,700                          8.49              $    7.31
$3.09 to $54.95                    184,377                          5.82              $    8.00
                                 ---------
$0.10 to $54.95                  2,634,452                          6.23              $    4.20
                                 =========

          The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plans.
If the Company had elected to recognize compensation expense based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below.

                                            1995                         1996                       1997
                                     ----------------              --------------          -------------------
        Net loss - as reported            $(6,509,310)                $(6,868,493)                $(55,377,380)
        Net loss - pro forma              $(6,857,366)                $(8,446,044)                $(56,821,541)
        Loss per share - as reported           $(0.69)                     $(0.45)                      $(2.93)
        Loss per share - pro forma             $(0.73)                     $(0.55)                      $(3.01)

          The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                      1995 & 1996   1997
                                                      -----------   -----
                   Expected dividend yield                0%          0%
                   Expected stock price volatility     60.2%       59.0%
                   Risk-free interest rate              5.9%        5.8%
                   Expected life of options             5 yrs.      5 yrs.

9.  Warrants
    --------

          On April 18, 1996, the Company commenced its offer to reduce temporarily the exercise price of each of its Redeemable Warrants which had been issued pursuant to its initial public offering in June, 1991 (the "IPO"), and as part of a series of private placements in December, 1992, the ("Placements"), from $6.17 to $5.55 per Redeemable Warrant (the "Warrant Reduction Offer"). Pursuant to the Warrant Reduction Offer, which was completed on May 15, 1996, the holders of 3,882,022 Redeemable Warrants (approximately 97% of the maximum number of Redeemable Warrants that could have been exercised) exercised their Redeemable Warrants to purchase approximately 4,534,202 shares of Common Stock, resulting in proceeds of $21,545,222 to the Company before deducting expenses incurred in connection with the offering. Including exercises prior and subsequent to the Warrant Reduction Offer, warrantholders purchased approximately 5,031,910 shares of Common Stock resulting in total gross proceeds to the Company of approximately $24,174,401 from the exercise of the Redeemable Warrants.

          Certain warrants (the "Representative's Warrants") which had been issued to an underwriter and placement agent pursuant to the IPO and the Placements were initially exercisable at prices of $9.90, subsequently adjusted to $7.20, per share of Common Stock for a period of four years from June 20, 1992. The Representative's Warrants contained provisions for adjustment to the exercise prices and the number and type of securities issuable upon the exercise of the Representative's Warrants upon the occurrence of certain events including the issuance of any Common Stock or other securities convertible into or exercisable for Common Stock, or in the event of any recapitalization, reclassification, stock dividend, stock split, stock combination or similar transaction. The Representative's Warrants granted to the holders thereof certain demand and piggyback registration rights for the securities issuable upon exercise thereof.

9.  Warrants (con't)
    ----------------

          On June 18, 1996 the Company extended the expiration date of the 356,767 outstanding Representative's Warrants from June 19, 1996 to December 19, 1997 and the exercise price was adjusted to a range of $0.63 to $2.68 per share of Common Stock. In addition, the number of shares issued upon the exercise of the Representative's Warrants was increased to 581,678. During 1996, holders of Representative's Warrants purchased approximately 561,204 shares of Common Stock resulting in total gross proceeds to the Company of approximately $352,428 as of December 1996. During 1997, the balance of the outstanding Representative's Warrants were exercised resulting in total gross proceeds of $54,870.

          On July 1, 1994, pursuant to a secondary offering, the underwriter was issued warrants ("New Warrants") to purchase 100,000 shares of Common Stock. Under the terms of the New Warrants, each New Warrant holder is entitled to purchase one share of Common Stock at a price of $4.50 per share commencing July 1, 1995 until June 30, 1999. The New Warrants contain provisions for adjustment to the exercise prices and the number and type of securities issuable upon the exercise of the New Warrants upon the occurrence of certain events including any recapitalization, reclassification, stock dividend, stock split, stock combination or similar transaction. The New Warrants grant the holders thereof certain demand and piggyback registration rights for the securities issuable upon exercise thereof. As of December 31, 1997, 100,000 New Warrants were outstanding.

          On February 28, 1997, the Company completed its acquisition of HBI (see note 12). As a result of this purchase, the Company assumed HBI outstanding warrants which can be converted to purchase 822,924 shares of Common Stock at $51.54 per share until June 30, 1998. As of December 31, 1997, 822,918 HBI warrants were outstanding.

          On October 21, 1997, the Company acquired GenPharm (see note 12). As a result of this purchase, the Company assumed GenPharm's outstanding warrants which, when converted, can purchase 25,000 shares of Common Stock at $6.00 per share until June 30, 1999. As of December 31, 1997, 25,000 GenPharm warrants were outstanding.

10.  Research and Development Agreements
     -----------------------------------

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

     On April 26, 1996, the Company announced that it had entered into a collaborative arrangement with Centeon L.L.C. ("Centeon"), a Delaware limited liability company formed through a joint venture of Hoechst AG and Rhne-Poulenc Rorer, Inc., to develop and market MDX-33. This collaboration provides for the joint development of MDX-33 by the Company and Centeon. Subject to the terms of the arrangement, the Company is primarily responsible for product development, clinical testing through Phase II trials and the manufacture of all product used in clinical trials. Centeon will be primarily responsible for the payment of all expenses associated with Phase I and Phase II clinical trials of MDX-33 to be conducted by the Company, up to a maximum of $20,000,000. If such trials are successfully completed, Centeon will be primarily responsible for Phase III clinical trials, regulatory approvals, product commercialization and the costs associated therewith. In addition, under the terms of the arrangement, Centeon paid to the Company an up-front fee of $1,000,000 which is included in contract and license revenue and will pay research and development funding of $900,000 over three years. Centeon may also provide the Company with up to $10,000,000 of additional funding upon the achievement of certain milestones. During 1997, the Company recognized $1,042,800 in contract revenue from Centeon.

10.  Research and Development Agreements (con't)
     -------------------------------------------

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

          HBI, which was acquired by the Company on February 28, 1997, had entered into an exclusive license agreement with Baylor College of Medicine ("Baylor") to market, manufacture, grant sublicenses and sell HBI's 4197X-RA Immunotoxin ( also known as MDX-RA). Baylor may terminate this license agreement if a Product License Application is not filed with the U.S. Food and Drug Administration ("FDA") by December 31, 2000. Pursuant to this agreement, the Company is obligated to pay Baylor a royalty equal to a maximum of 10% of the net sales of the product until $5 million in royalties are paid and 5% of net sales thereafter (5% and 2.5% in certain instances). No royalties have yet been paid under this agreement.

          Effective December 29, 1995, HBI and Santen Pharmaceutical Co., Ltd. ("Santen") entered into a Codevelopment and License Agreement (the "Santen License") covering the marketing in Japan of MDX-RA. To maintain exclusive marketing rights, Santen is required to provide $7,750,000 over the next six years to support the Company's development of MDX-RA. At Santen's option, Santen may elect not to make any payment, but in such event, the license may be made non-exclusive or terminated by the Company. Santen is obligated to seek regulatory approval for the product in Japan and is responsible for the development cost associated with these efforts. Upon the commencement of commercial sales by Santen in Japan, Santen will pay the Company earned royalties based on net sales. Commencing six months after approval of MDX-RA by Japanese regulatory authorities, Santen is required to pay minimum royalties. Amounts paid by Santen to the Company, except those amounts related to the purchase of the MDX-RA, are subject to a 10% withholding tax imposed by the Japanese government. The Company receives U.S. income tax credits equal to the amounts withheld, but the Company is not currently able to utilize such credits. During 1997, the Company recognized $865,000 in contract revenue from Santen.

         The Company has reached an understanding with Santen regarding certain modifications to the Santen License whereby the Company will obtain, among other things, revisions in the manufacturing and royalty provisions as well as an option, subject to certain rights of Santen, to reacquire commercial rights to the MDX-RA product for the Japanese market. In return, the Company has agreed that Santen may issue a note in the amount of $1,000,000 for the milestone payment which was due in January 1998 relating to the initiation of Phase III clinical trials of MDX-RA in the United States.

          The Company holds a non-exclusive license from Sanofi, S.A., ("Sanofi") a French pharmaceutical company, to use its patented method for conjugating antibodies involving the particular toxin and linker used by the Company in the manufacture of MDX-RA. A royalty of $1.00 per treatment unit of MDX-RA is payable to Sanofi for sales in countries where Sanofi has patent rights until royalties of $1 million are paid, after which the royalty rate is reduced to $.75 per treatment unit. The license provides for minimum annual royalties of $137,500 for 1996 and thereafter, with the last payment due in March 1999. During 1997, the Company paid a minimum fee for 10 months of $114,583.

          In May, 1993 GenPharm, which was acquired by the Company on October 21, 1997, had entered into a collaboration with Eisai Co., Ltd. ("Eisai") to fund the development and initial manufacturing of a specific human antibody product. This agreement was subsequently amended to provide for further research and development funding through December 31, 1997. Revenue recognized in 1997 by the Company under this research agreement, as amended, was $377,000. Research and development costs incurred under this agreement, to date, have approximated revenues.

10.  Research and Development Agreements (con't)
     -------------------------------------------

          In February 1997, GenPharm entered into a Research and Commercialization Agreement with Centocor, Inc. ("Centocor"). This agreement provides Centocor with a research license in return for annual license fees. Further, Centocor is granted an option to obtain exclusive worldwide marketing and manufacturing rights to any antibodies which are developed under the terms of the agreement contingent upon Centocor making equity investments in GenPharm (now the Company). Upon exercise of the option, the agreement provides for benchmark payments on the achievement of certain milestones and royalty payments on product sales.

          The Company spent $6,442,159, $7,596,273 and $14,100,455 during the years ended December 31, 1995, 1996 and 1997, respectively, on activities relating to development of new products, services or techniques or the improvement of existing products, services or techniques. In 1995, approximately 12% of the Company's research and development was funded by Merck KGaA of Darmstadt, Germany, ("E. Merck") and in 1995 and 1996 approximately 10% and 6% was funded by Novartis and in 1996 and 1997 15% and 7% was funded by Centeon and in 1997 6% was funded by Santen.

11.  Commitments
     -----------

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

12. Acquisitions
    ------------


         On February 28, 1997, the Company completed its acquisition of HBI, a biotechnology company located in Houston, Texas, involved in the development of monoclonal antibody and other biopharmaceutical products to prevent secondary cataracts and to treat glaucoma, disorders that impair or destroy human vision. The purchase price consisted of 1,026,245 shares of Medarex common stock (valued at $7.375 per share), the assumption of HBI's outstanding options and warrants (valued at $550,000), the assumption of certain liabilities in excess of tangible assets acquired of $878,968, forgiveness of indebtedness of $750,000 and transaction and other costs of approximately $638,000. The transaction was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities assumed have been recorded at their estimated fair market values at the date of acquisition. Since technological feasibility of the in-process research and development costs have not yet been established and the technology had no alternative future use at the acquisition date, the in-process research and development costs of $10,385,565 were immediately written-off and included in the results of operations as a non-recurring charge for the year ended December 31, 1997.

        On October 21, 1997, the Company acquired all of the assets and liabilities of GenPharm, a privately held biopharmaceutical company located in Palo Alto, California, engaged in the development of transgenic mice for the creation of fully human monoclonal antibodies. Medarex agreed to pay GenPharm shareholders up to $62,725,000 (the "Purchase Price"), payable in shares of Medarex Common Stock. The cost of the acquisition is anticipated to be approximately $55,225,000 ($52,736,000 on a present value basis) and excludes $7,500,000 of contingent Purchase Price which is based upon certain conditions related to the receipt by GenPharm of its first relevant patent and the related cash receipt of $7,500,000 from a third party (offset by $400,000 of related contingent legal fees). The acquired assets and liabilities assumed have been recorded at their estimated fair market values at the date of acquisition, including tangible assets acquired of $27,345,749 (primarily cash and marketable securities of $12,000,000 and a note receivable from Cell Genesys, Inc. of $15,000,000), liabilities assumed of $2,447,912, in-process research and development of $29,930,649 and transaction costs and other costs of $2,092,000. The transaction was treated as a purchase for accounting purposes and since the technological feasibility of the in-process research and development costs have not yet been established and the technology had no alternative future use at the acquisition date, the in-process research and development costs of $29,930,649 were immediately written

12.  Acquisitions (con't)
     --------------------

off and included in the results of operations as a non-recurring charge for the year ended December 31, 1997. In addition, Medarex agreed to pay a stock bonus to certain employees of GenPharm in an amount up to $2,275,000 payable in Common Stock.

     As payment of a portion of the Purchase Price of the acquisition, Medarex issued 3.25 million shares of its Common Stock (valued at $5.475 per share) to GenPharm's shareholders in 1997 as payment of $17,793,750 of the Purchase Price. During 1998, Medarex is contractually obligated to issue additional shares ("Additional Shares") of Common Stock or cash to cover any remaining balance of the Purchase Price. The Company has the option to pay all or a portion of the Purchase Price in cash at any time if the fair market value of its Common Stock is $5.00 or less. Since the number of Additional Shares to be issued in connection with the Merger will be determined at future dates based on the then fair market value of the Company's Common Stock and the amount of the Purchase Price as adjusted, the maximum number of Additional Shares to be issued in connection with the Merger cannot be determined at this time. At December 31, 1997, the Company has recorded a liability (at its net present value) for the balance of the Purchase Price yet to be paid. Additional consideration will be due to the extent that GenPharm receives certain patent license fees and related payments due from third parties.

     The results of operations for the HBI and GenPharm acquisitions are included in the 1997 statement of operations from the respective dates of acquisition.

     The pro-forma unaudited results of operations for the years ended December 31, 1996 and 1997, assuming the acquisitions of HBI and GenPharm took place at the beginning of years presented, are as follows:

                                               Years Ended
                                              December 31,

                                      1996                   1997
                                  -----------            -------------
   Total revenue                  $ 9,360,946            $  5,976,560
   Net loss                        (5,522,475)            (13,411,605)
   Basic net loss per share       $     (0.28)           $      (0.61)

     The pro-forma information for the year ended December 31, 1997 does not include cross license settlement income of $22,500,000, related litigation fees and expenses of $4,726,933, the write-off of in-process technology of $40,316,214 and $2,275,000 of stock bonus paid to GenPharm employees which are not expected to recur in the future. The pro-forma unaudited financial results are not necessarily indicative of the results of operations that would have occurred had the HBI and GenPharm acquisitions taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

13.  Subsequent Event
     ----------------

     On February 12, 1998 at a Special Meeting of Shareholders, the shareholders ratified the GenPharm Merger and approved the issuance of Additional Shares of the Company's Common Stock as payment of a portion of the Purchase Price in connection with the Merger (See Note 12).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURES
---------------------

  None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1998, which will be filed on or before April 16, 1997, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1998, which will be filed on or before April 16, 1997, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1998, which will be filed on or before April 16, 1997 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required herein will be incorporated in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1998, which will be filed on or before April 16, 1997, and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


ITEM NUMBER
-----------
        (a).1.              Financial Statements

                            Report of Independent Auditors.

                            Consolidated Balance Sheets as of December 31, 1996 and 1997.

                            Consolidated Statements of Operations for the Years Ended December 31, 1995, 1996 and 1997.

                            Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1996 and
                            1997.

                            Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997.

                            Notes to Consolidated Financial Statements

        (a).2.              Financial Statement Schedules

                            All Financial Statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable because the required information is included in the consolidated financial statements or related notes thereto.

         (a).3.             Exhibits

         2.1(1)             Certificate of Merger, dated June 15, 1989, including Plan of Merger.

         2.2(18)            Agreement and Plan of Merger among Medarex, Inc., Medarex Acquisition Corp.
                            and Houston Biotechnology Incorporated dated December 18, 1996, together with the exhibits thereto.

         2.3(28)            Amended and Restated Agreement and Plan of Reorganization among the Registant,
                            Medarex Acquistion Corp. and GenPharm International Inc., dated as of May 5, 1997 together with Exhibits thereto.

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


   ITEM NUMBER
-----------------
10.44(6)                Agreement In Principle dated as of July 10, 1992 between the Registrant and Dr. Daniel
                        Beck of Centre Hospitalier Universiter Vaudrois.

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

10.53(11)               Amendment to Lease of Registrant's Laboratory Facility (Annandale, New Jersey).

10.54(11)               Employment Agreement by and between the Registrant and Yashwant M. Deo, dated as of
                        July 8, 1993.

10.55(12)               Financing Agreement dated as of December 1, 1993 by and among the Registrant, G. Musuri
                        S.A. and IDM S.A.

10.56(12)               Consulting Agreement dated February 10, 1994 by and between the Registrant and
                        Dr. Julius A. Vida.

10.57(13)**             Letter of Intent dated March 30, 1994 between the Registrant and E. Merck.

10.58(14)               Sublease of Registrant's Laboratory Facility (W. Lebanon, New Hampshire).

10.59(14)               Sublease of Registrant's Executive Office (Princeton, New Jersey).

10.60(15)               Sublease of the Company's New Hampshire Facility dated May 25, 1994.

10.61 (9)               1995 Stock Option Plan

10.61A(17)              Amendment to the Financing and Option Agreement of December 1, 1993 by and among the Registrant, G. Musuri S.A. and IDM S. A.

10.62(9)                Stock Purchase Agreement dated May 16, 1995 between the Registrant and Novartis Inc.

10.63(9)**              Development and Commercialization Agreement dated May 16, 1995 between the
                        Registrant and Novartis Inc.

10.64(9)                Registration Rights Agreement dated May 16, 1995 between the Registrant and
                        Novartis Inc.

10.65(13)               Letter to Josephthal Lyon & Ross Incorporated dated April 12, 1996.

10.66 (20)              Convertible Note dated December 18, 1996 executed by Houston Biotechnology
                        Incorporated in favor of the Registrant.


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

10.69(19)               Convertible Note dated January 15, 1997 executed by Houston Biotechnology
                        Incorporated in favor of the Registrant.

10.70* (29)             Cooperative Research and Development Agreement made May 31, 1993 between Eisai Co., Ltd.
                        and GenPharm International, Inc. together with Amendment No. 1 thereto effective as of October
                        10, 1995, and Amendment No. 2 thereto effective as of April 26, 1996.

10.71* (29)             Cooperative Research Agreement made effective as of January 1, 1995, between LeukoSite, Inc.
                        and GenPharm International, Inc., together Amendment No. 1 thereto effective as of January
                        1, 1996, Amendment No. 2 thereto made effective as of December 1, 1996, and an Acknowledgement
                        Relating thereto made effective March 24, 1997.

10.72*  (29)            Research and Commercialization Agreement made February 24, 1997 between Centocor, Inc.
                        and GenPharm International, Inc.

10.73**(23)             Release and Settlement Agreement, dated March 26, 1997, among cell Genesys, Inc., Abgenix,
                        Inc., Xenotech, L.P., Japan Tobacco, Inc. and GenPharm International, Inc.

10.74**(24)             Cross License Agreement, effective as of March 26, 1997, among Cell Genesys, Inc., Abgenix,
                        Inc., Xenotech, L.P., Japan Tobacco, Inc. and GenPharm International, Inc.

10.75**(25)             Interference Settlement Procedure Agreement, effective as of March 26, 1997, among Cell
                        Genesys, Inc., Abgenix, Inc., Xenotech, L.P.,  Japan Tobacco, Inc. and GenPharm
                        International, Inc.

10.76(26)               Convertible Note Purchase Agreement, dated as of March 26, 1997, between Cell Genesys,
                        Inc. and GenPharm International, Inc.

10.77(27)               Convertible Subordinated Promissory Note, dated March 26, 1997, made by Cell Genesys,
                        Inc. to the order of GenPharm International, Inc.

10.78* (30)             Development and Licensing Agreement between the Registrant and Centeon L.L.C. dated
                        April 24, 1996.

10.79* (31)             Research and Licensing Agreement between The Registrant and E. Merck KGaA dated June 26, 1996.

21                      Subsidiaries of the Registrant.

23.1                    Consent of Ernst & Young LLP.

27                      Financial Data Schedule.


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

(6) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-46509) filed on March 18, 1992.
(7) Incorporated by reference to the exhibit number 1.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-39956) filed on April 12, 1991.
(8) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K filed on March 15, 1993.
(9) Incorporated by reference to the identically numbered exhibit to the Registrant's Post-Effective Amendment No. 5 to Registration Statement on Form S-1 (File No. 33-57366) filed on September 15, 1995.
(10) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q filed on May 14, 1993.
(11) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q filed on August 16, 1993.
(12) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K filed on February 15, 1994.
(13) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-75324) filed on June 28, 1994.
(14) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q filed on May 13, 1994.
(15) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1994.
(16) Incorporated by reference to the identically numbered exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-98244) filed on July 26, 1995.
(17) Incorporated by reference to the identically numbered exhibits to the Registrant's Quarterly Report on Form 10-Q filed on May 11, 1995.
(18) Incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4 (File No. 333-20119) filed on January 22, 1997.
(19) Incorporated by reference to the identically number exhibit to the Registrant's Registration Statement on Form S-4 (File No. 333-20119) filed on January 22, 1997.
(20) Incorporated by reference to Exhibit Number 99.2 to the Registrant's Current Report on Form 8-K filed on January 2, 1997.
(21) Incorporated by reference to Exhibit Number 99.3 to the Registrant's Current Report on Form 8-K filed on January 2, 1997.
(22) Incorporated by reference to Exhibit Number 99.4 to the Registrant's Current Report on Form 8-K filed on January 2, 1997.
(23) Incorporated by reference to Exhibit Number 10.44 to Cell Genesys, Inc.'s Annual Report on Form 10-K/A filed on May 1, 1997.
(24) Incorporated by reference to Exhibit Number 10.45 to Cell Genesys, Inc.'s Annual Report on Form 10-K/A filed on May 1, 1997.
(25) Incorporated by reference to Exhibit Number 10.46 to Cell Genesys, Inc.'s Annual Report on Form 10-K/A filed on May 1, 1997.
(26) Incorporated by reference to Exhibit Number 10.47 to Cell Genesys, Inc.'s Annual Report on Form 10-K/A filed on May 1, 1997.
(27) Incorporated by reference to Exhibit Number 10.48 to Cell Genesys, Inc.'s Annual Report on Form 10-K/A filed on May 1, 1997.

(28) Incorporated by reference to Exhibit Number 2.1 to The Registrant's Registration Statement on Form S-4 (File No. 333-29953) filed on June 25, 1997.

(29) Incorporated by reference to identically numbered to The Registrant's Current Report on Form 8-K filed on March 31, 1998.

(30) Incorporated by reference to Exhibit Number 10.74 to The Registrant's Current Report on Form 8-K filed on March 31, 1998.

(31) Incorporated by reference to Exhibit Number 10.73 to The Registrant's Current Report on Form 8-K filed on March 31, 1998.

   (b) Reports on Form 8-K

       Form 8-K filed on October 28, 1997 relates to the completion of Registrant's acquisition of GenPharm International, Inc.

* Confidential treatment has been requested with respect to specified portions of this exhibit.

** Confidential treatment has been granted with respect to specified portions of this exhibit.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1998.


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


PRINCIPAL EXECUTIVE OFFICER AND
DIRECTOR:                            /s/ Donald L. Drakeman    March 27, 1998
                                     -----------------------
   Director, President and               Donald L. Drakeman
   Chief Executive Officer


PRINCIPAL FINANCIAL OFFICER,
ACCOUNTING OFFICER AND DIRECTOR:     /s/ Michael A. Appelbaum  March 27, 1998
                                     ------------------------
Director, Executive Vice President       Michael A. Appelbaum
   and Chief Financial Officer


DIRECTORS:

/s/ Irwin Lerner                      March 27, 1998
------------------------------------
   Irwin Lerner
   Chairman of the Board

/s/ Michael W. Fanger                 March 27, 1998
------------------------------------
   Michael W. Fanger

/s/ Robert Iggulden                   March 27, 1998
------------------------------------
   Robert Iggulden

/s/ Charles Schaller                  March 27, 1998
------------------------------------
   Charles Schaller

/s/ Leigh Thompson                    March 27, 1998
------------------------------------
   Leigh Thompson

/s/ Julius A. Vida                    March 27, 1998
------------------------------------
   Julius A. Vida