Form 10-Q
period 1998-03-31
MEDAREX INC
filed 1998-05-14
CIK 874255

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934



For quarter ended March 31, 1998                Commission File No. 0-19312
                  --------------                                    -------


                                 MEDAREX, INC.
                                 -------------
            (Exact name of registrant as specified in its charter.)

New Jersey                                              22-2822175
----------                                              ----------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)

1545 Route 22 East, Annandale, New Jersey               08801
-----------------------------------------               -----
(Address or principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (908) 713-6001
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

The number of shares of common stock, $.01 par value, outstanding as of May 7, 1998 was 22,197,486 shares.

                        MEDAREX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                               December 31,                  March 31,
                                                                         -------------------------   -------------------------
                                                                                    1997                       1998
                                                                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  6,723,447                $  5,671,814
   Marketable securities                                                         21,720,568                  14,579,061
   Note receivable                                                               15,000,000                  15,000,000
   Trade accounts receivable, less allowance for doubtful
      accounts of $5,000                                                             24,562                      43,985
   Inventory                                                                         43,575                      52,436
   Prepaid expenses and
      other current assets                                                        1,042,354                   1,564,159
                                                                               ------------                ------------

         Total current assets                                                    44,554,506                  36,911,455

 Property and equipment:
   Machinery and equipment                                                        3,190,857                   3,705,717
   Furniture and fixtures                                                           209,933                     255,695
   Leasehold improvements                                                         2,030,459                   2,030,459
                                                                               ------------                ------------
                                                                                  5,431,249                   5,991,871

   Less accumulated depreciation and amortization                                (2,573,262)                 (2,873,498)
                                                                               ------------                ------------
                                                                                  2,857,987                   3,118,373

Investments in, and advances to affiliate                                           414,777                     414,777
Segregated cash                                                                     315,000                     675,000
Patents rights and other assets                                                     552,994                     542,245
                                                                               ------------                ------------
     Total assets                                                              $ 48,695,264                $ 41,661,850
                                                                               ============                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                                      $    382,311                $    289,243
   Accrued liabilities                                                            8,100,774                   5,197,808
   GenPharm acquisition liability                                                34,423,987                  34,365,193
                                                                               ------------                ------------
      Total current liabilities                                                  42,907,072                  39,852,244

 Long-term obligations                                                              107,225                      87,018

Commitments                                                                            --                          --

Stockholders' equity:
   Preferred stock, $1.00 par value, 2,000,000 shares authorized;
      none issued and outstanding                                                      --                          --
   Common stock, $.01 par value; 40,000,000 shares authorized;
       21,922,186 and 22,188,986 shares issued and outstanding,
      respectively                                                                  219,222                     221,890
   Capital in excess of par value                                                92,142,138                  93,335,424
   Accumulated other comprehensive income                                           188,250                     103,687
   Accumulated deficit                                                          (86,868,643)                (91,938,413)
                                                                               ------------                ------------

         Total stockholders' equity                                               5,680,967                   1,722,588
                                                                               ------------                ------------
         Total liabilities and stockholders' equity                            $ 48,695,264                $ 41,661,850
                                                                               ============                ============

See notes to these unaudited consolidated  financial statements

                        MEDAREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months Ended
                                                     March 31,                March 31,
                                                       1997                     1998
                                           ------------------------   -----------------------
Sales                                           $     50,163               $     59,213
Grants, contract and license revenues                400,177                  1,254,345
                                                ------------               ------------
      Total revenues                                 450,340                  1,313,558

Costs and expenses:
      Cost of sales                                   38,485                    131,351
      Research and development                     2,530,380                  5,287,577
      General and administrative                     810,323                  1,059,254
      Acquisition of in-process technology        10,662,952                       --
                                                ------------               ------------
          Operating loss                         (13,591,800)                (5,164,624)

Interest and dividend income                         390,817                    695,071
Interest expense                                       5,651                    600,218
                                                ------------               ------------
          Net loss                              $(13,206,634)              $ (5,069,771)
                                                ============               ============
Basic and diluted net loss per share            ($      0.74)              ($      0.23)
                                                ============               ============
Weighted-average number of common
   shares outstanding during the period           17,963,137                 22,163,875

See notes to these unaudited consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           For the Three Months Ended
                                                                                     March 31,
                                                                                     ---------
                                                                        1997                         1998
                                                                        ----                         ----
Operating activities:
   Net loss                                                        $(13,206,634)                $ (5,069,771)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                   110,335                      210,412
         Amortization                                                   111,941                      100,573
         Non cash interest expense                                         --                        595,206
         Write-off of in-process technology                          10,662,952                         --
Changes in operating assets and liabilities, net of acquisition:
   Increase in trade accounts receivable, net                           (10,270)                     (19,423)
   Increase in inventory                                                (44,731)                      (8,861)
   Decrease (increase) in prepaid expenses and other
      current assets                                                    314,762                     (521,805)
   Decrease in trade accounts payable                                  (288,587)                     (93,068)
   Decrease in accrued liabilities                                     (359,217)                  (1,705,308)
   Decrease in GenPharm acquisition liability                              --                       (654,000)
                                                                   ------------                 ------------
        Net cash used in operating activities                        (2,709,449)                  (7,166,045)

Investing activities:
   Purchase of property and equipment                                   (31,471)                    (560,622)
   Cash portion of Houston Bioechnology, Incorporated
      acquisition, net of cash acquired                              (1,284,327)                        --
   Increase in other assets                                              (1,818)                    (360,000)
   Sale of marketable securities                                      5,445,746                    7,056,944
                                                                   ------------                 ------------
       Net cash provided by investing activities                      4,128,130                    6,136,322

Financing activities:
   Cash received from sales of securities, net                          132,512                        8,455
   Principle payments under debt obligations                            (13,763)                     (30,365)
                                                                   ------------                 ------------
       Net cash (used in) provided by  financing activities             118,749                      (21,910)
                                                                   ------------                 ------------
       Net increase (decrease) in cash and cash equivalents           1,537,430                   (1,051,633)
Cash and cash equivalents at beginning of period                      4,958,065                    6,723,447
                                                                   ------------                 ------------
Cash and cash equivalents at end of period                         $  6,495,495                 $  5,671,814
                                                                   ============                 ============

Supplemental disclosures of cash flow information
   Cash paid during period for:
      Income taxes                                                 $       --                   $    983,000
                                                                   ============                 ============

      Interest                                                     $      5,651                 $      5,012
                                                                   ============                 ============

See notes to these unaudited consolidated financial statements

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  ORGANIZATION AND BASIS OF PRESENTATION

     The unaudited financial statements have been prepared from the books and records of Medarex, Inc. and Subsidiaries (the "Company") in accordance with the instruction to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.  NET LOSS PER COMMON SHARE

     During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128), which specifies the method of computation, presentation and disclosure for earnings per share ("EPS"). SFAS 128 requires the presentation of two EPS amounts, basic and diluted. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic net loss per share is based upon the weighted average Common Stock outstanding during each period.

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

4.  REPORTING COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. The components of comprehensive income (loss) for the three-month periods ended March 31, are as follows:

                                                       1997                   1998
                                               ---------------------  ---------------------
Net loss                                               $(13,591,800)           $(5,164,624)
Unrealized loss on securities                                (4,663)               (84,563)
                                             ---------------------------------------------
Total comprehensive loss                               $(13,596,463)           $(5,249,187)

5.  INVENTORY

     Inventory consists primarily of antibodies to be sold to the research community and is stated at the lower of cost or market with cost determined on a first-in-first-out basis.

6.  CONTINGENCIES

     In connection with the merger of the Company and Essex Medical Products, Inc., the Company issued promissory notes to Essex Chemical Corporation ("Essex") in the principal amount of $100,000, which have been subsequently repaid, and committed to pay 20% of the Company's net after tax income until a total of $1,000,000 has been paid. At the Company's option, this obligation may be satisfied by the payment of shares of the Company's Common Stock having a fair market value equal to the amount owed, provided such shares are registered for sale with the Securities and Exchange Commission. Amounts up to $1,000,000 will be payable to Essex, based solely on the earnings of the Company, by March 31 of each year, to the extent of 20% of net after tax earnings of the Company realized during the preceding fiscal year.

7.  ACQUISITIONS

  On February 28, 1997, the Company completed its acquisition of Houston Biotechnology, Incorporated ("HBI"), a biotechnology company located in Houston, Texas, involved in the development of monoclonal antibody and other biopharmaceutical products to prevent secondary cataracts and to treat glaucoma, disorders that impair or destroy human vision. The transaction was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities assumed have been recorded at their estimated fair market values at the date of acquisition. Since technological feasibility of the in-process research and development costs have not yet been established and the technology had no alternative future use at the acquisition date, the in-process research and development costs were immediately written-off and included in the results of operations as a non-recurring charge for the quarter ended March 31, 1997.

  The results of operations for the HBI acquisition were included in the March 31, 1997 statement of operations from the date of acquisition.

     On October 21, 1997, the Company acquired all of the assets and liabilities of GenPharm International, Inc. ("GenPharm"), a privately held biopharmaceutical company located in Palo Alto, California, engaged in the development of transgenic mice for the creation of fully human monoclonal antibodies (the "GenPharm Merger"). The Company agreed to pay GenPharm shareholders up to $62,725,000 (the "Purchase Price"), payable in shares of the Company's Common Stock. The transaction was treated as a purchase for accounting purposes and since the technological feasibility of the in-process research and development costs have not yet been established and the technology had no alternative future use at the acquisition date, the in-process research and development costs were immediately written off and included in the results of operations as a non-recurring charge for the year ended December 31, 1997. In addition, in connection with the GenPharm Merger, the Company agreed to pay a stock bonus to certain employees of GenPharm in an amount up to $2,275,000 payable in Common Stock. In January 1998, $1,187,500 of the stock bonus was paid through the issuance of 250,000 shares of the Company's Common Stock.

7.  ACQUISITIONS (CON'T)

     The pro-forma unaudited results of operations for the quarter ended March 31, 1997 assuming the acquisitions of HBI and GenPharm took place at the beginning of quarter presented, are as follows:

                                                          Three Months Ended
                                                            March 31, 1997

                      Total revenue                              $ 1,777,627
                      Net loss                                    (2,620,251)
                      Basic net loss per share                   $     (0.12)

     The pro-forma information for the three months ended March 31, 1997 does not include cross license settlement income of $22,500,000, related litigation fees and expenses of $4,726,933 or the write-off of in-process technology of $10,662,952 which are not expected to recur in the future. The pro-forma unaudited financial results are not necessarily indicative of the results of operations that would have occurred had the HBI and GenPharm acquisitions taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

8.  RECENT DEVELOPMENTS

  On February 11, 1998, the Company announced that it signed an antibody development agreement with Schering AG, Germany, ("Schering"). Under this new research collaboration and license agreement, Medarex will use its patented HuMAb-MouseTM technology to produce fully human antibodies to a proprietary antigen for Schering. Medarex could receive research and development payments, a license fee and milestone payments of up to approximately $9 million plus royalty payments on future product sales by Schering.

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

Liquidity and Capital Resources
-------------------------------

  The Company had approximately $20.3 million in cash, cash equivalents and marketable securities and approximately $0.7 million in a segregated cash account as of March 31, 1998. Operating activities consumed $7.2 million of cash for the three-month period ended March 31, 1998.

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

     The Company has leased approximately 53,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. Management believes that this facility is well suited for clinical-grade production of bispecific and monoclonal antibodies as it has in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. By leasing this facility and spending modestly to adapt it, management believes that the Company has preserved a considerable amount of capital that might otherwise have been used to build a biopharmaceutical production facility. The initial term of the lease is five years and three months, and the Company has elected to renew the lease for another five years. On January 8, 1998, the Company signed a lease for laboratory and office space in San Jose, California. The minimum combined lease commitments for both facilities range between $1,400,000 and $2,100,000 and the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $11,000,000. This lease runs through December 2001. As of March 31, 1998, the Company had commitments for approximately $675,000 of capital expenditures.

Liquidity and Capital Resources (con't)
---------------------------------------

  On October 21, 1997, the Company consummated the acquisition of GenPharm, resulting in GenPharm becoming a wholly owned subsidiary of the Company (the "Merger"). Pursuant to the Merger, the Company will issue shares of its Common Stock having a value of up to $62,725,000, subject to adjustment (the "Purchase Price"), in exchange for all of the outstanding shares of GenPharm capital stock. The transaction was treated as a purchase for accounting purposes.

  During 1997 the Company issued 3,250,000 shares of its Common Stock as payment of $17,793,750 of the Purchase Price. The Company will issue additional shares of its Common Stock (the "Additional Shares") in 1998 (and possibly to some extent in 1999) having a then current fair market value sufficient to satisfy the balance of the Purchase Price, as adjusted. Since the number of Additional Shares to be issued in connection with the Merger will be determined at future dates based on the then fair market value of the Company's Common Stock and the amount of the Purchase Price as adjusted, the maximum number of Additional Shares to be issued in connection with the Merger cannot be determined at this time. A significant decrease in the fair market value of the Company's Common Stock would result in a significant increase in the number of shares issuable in connection with the Merger. Similarly, a significant increase in the fair market value or a significant reduction in the Purchase Price would result in a significant decrease in the number of shares issuable in connection with the Merger.

  On February 12, 1998 at a Special Meeting of Shareholders, the shareholders ratified the GenPharm Merger and approved the issuance of Additional Shares of the Company's Common Stock as payment of a portion of the Purchase Price in connection with the Merger.

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

Results of Operations
---------------------

Three months ended March 31, 1997 and 1998
------------------------------------------

  Revenue for the three-month period ended March 31, 1998 increased by $863,218, a 191.7% increase from the three-month period ended March 31, 1997. The increase relates principally to payments pursuant to license agreements with Centocor, Inc. ("Centocor") and Schering AG, Germany ("Schering") and Merck KGaA ("E. Merck").

  Cost of sales increased by $92,866 during the first three months of 1998, a 241.3% increase as compared to the first three months of 1997. The increase is principally due to manufacturing expenses incurred in producing larger quantities of MDX-447 for proposed new human clinical trials for E. Merck.

  Research and development expenses increased $2,757,197 during the first three months of 1998, a 109.0% increase from the first three months of 1997. The increase is principally due to a heightened level of human clinical trial activity resulting in increases in personnel, supply expenses and payments to outside contractors providing clinical trial services. In addition, research and development expenses have increased as a result of the research and development efforts of GenPharm, acquired by the Company in October 1997.

  General and administrative expenses increased by $248,931 for the first three months of 1998, a 30.7% increase from the first three months of 1997. The increase is primarily attributable to higher personnel costs, consulting and legal expenses.

     Acquisition of in-process technology charges of $10,662,952 for the period ended March 31, 1997 reflects a one-time non-recurring charge resulting from the February 28, 1997 acquisition of Houston Biotechnology, Incorporated ("HBI").

  Interest and dividend income increased by $304,254 for the first three months of 1998, a 77.9% increase from the same period in 1997, reflecting accrued interest on the $15,000,000 note receivable.

  Interest expense increased by $594,567 for the first three months of 1998. The increase is attributable to the amortization of a discount associated with the accounting treatment of the value of the Company's Common Stock owed to GenPharm shareholders before the end of 1998 pursuant to the acquisition of GenPharm by the Company in October 1997.

  In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131) which is required to be adopted for the Company's year ending December 31, 1998. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprise report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

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

Part II - Other Information

ITEM 4.  Submission of Matters to a Vote of Security Holders

  At a Special Meeting of Stockholders held on February 12, 1998, the Company's shareholders approved a proposal to ratify the merger (the "Merger") of Medarex Acquisition Corp., a wholly owned subsidiary of the Company ("Merger Sub"), with and into GenPharm International, Inc. ("GenPharm"), pursuant to the terms of the Amended and Restated Plan of Reorganization dated as of May 5, 1997 (the "Merger Agreement"), among the Company, Merger Sub and GenPharm relating to the acquisition of GenPharm by the Company and to approve the issuance of additional shares of the Company's common stock, $.0l par value, as payment of the purchase price in connection with the Merger in accordance with the terms of the Merger Agreement. Out of the 21,922,186 eligible votes, 12,737,734 votes were cast at the meeting either by proxies solicited in accordance with Schedule 14A or by securities holders voting in person. There were 9,184,452 broker non-votes which are not included in the following table as they were not treated as being present at the meeting. The tabulation of votes for the proposal is set forth in Item No. 1 below.

  Item No. 1
  ----------

  The ratification of the GenPharm Merger and the approval of the issuance of the Additional Shares as payment of the balance of the Purchase Price in connection with the GenPharm Merger.

For                     Against              Abstain
12,410,929              288,358              38,447

ITEM 5.    Other Information

  On February 11, 1998, the Company announced that it signed an antibody development agreement with Schering AG, Germany, ("Schering"). Under this new research collaboration and license agreement, the Company will use its patented HuMAb-MouseTM technology to produce fully human antibodies to a proprietary antigen for Schering. The Company could receive research and development payments, a license fee and milestone payments of up to approximately $9 million plus royalty payments on future product sales by Schering.

ITEM 6.  Exhibits and reports on Form 8-K

(a)  Exhibit 10.80

     Research and Commercialization Agreement dated February 11, 1998 between the Company and Schering AG (confidential treatment has been requested with respect to specified portions of this exhibit).

(b)  Reports on Form 8-K:

(1)  Form 8-K filed on March 31, 1998
          re:  filing of certain material contracts

                                   Signatures
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    MEDAREX, INC.
                                                    -------------
                                                    (Registrant)

Date:  May 13, 1998                          By /s/ Michael A. Appelbaum
                                                ------------------------
                                                    Michael A. Appelbaum
                                                    Executive Vice President
                                                    Finance and Administration
                                                    (Principal Financial and
                                                    Accounting Officer)