Form 10-Q
period 1998-06-30
MEDAREX INC
filed 1998-08-13
CIK 874255

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934



For quarter ended June 30, 1998        Commission File No. 0-19312
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

Yes    X    No
     ----       ----

The number of shares of common stock, $.01 par value, outstanding as of August 10, 1998 was 25,923,913 shares.

                         MEDAREX, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share data)


                                                                    December 31,         June 30,
                                                                       1997                1998
                                                                       ----                ----
                                                                                       (Unaudited)
 ASSETS
 ------
 Current assets
  Cash and cash equivalents                                             $  6,723        $   2,685
  Marketable securities                                                   21,721           12,408
  Note receivable                                                         15,000           15,000
  Trade accounts receivable, less allowance for doubtful
   accounts of $5 thousand                                                    25               27
  Other receivable                                                             -            7,100
  Inventory                                                                   44               41
  Prepaid expenses and
   other current assets                                                    1,042            2,167
                                                                        --------        ---------
      Total current assets                                                44,555           39,428

 Property and equipment
  Machinery and equipment                                                  3,191            4,193
  Furniture and fixtures                                                     210              278
  Leasehold improvements                                                   2,030            2,179
                                                                        --------        ---------
                                                                           5,431            6,650

  Less accumulated depreciation and amortization                          (2,573)          (3,143)
                                                                        --------        ---------
                                                                           2,858            3,507

 Investments in, and advances to affiliates                                  415              515
 Segregated cash                                                             315              675
 Patent rights and other assets                                              552              531
                                                                        --------        ---------
    Total assets                                                        $ 48,695        $  44,656
                                                                        ========        =========
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 ----------------------------------------------

  Current liabilities
   Trade accounts payable                                               $    382        $     964
   Accrued liabilities                                                     8,101            4,963
   GenPharm acquisition liability                                         34,424           42,071
                                                                        --------        ---------
    Total current liabilities                                             42,907           47,998

  Long-term obligations                                                      107               77

  Commitments                                                                  -                -

  Stockholders' equity (deficit):
    Preferred stock, $1 00 par value, 2,000,000 shares authorized;
     none issued and outstanding                                               -                -
    Common stock, $ .01 par value; 40,000,000 shares authorized;
     21,922,186 and 22,202,036 shares issued and outstanding,
     respectively                                                            219              222
    Capital in excess of par value                                        92,142           93,358
    Accumulated other comprehensive income                                   188               76
    Accumulated deficit                                                  (86,868)         (97,075)
                                                                        --------        ---------
      Total stockholders' equity (deficit)                                 5,681           (3,419)
                                                                        --------        ---------
      Total liabilities and stockholders' equity (deficit)              $ 48,695        $  44,656
                                                                        ========        =========

    See notes to these unaudited consolidated financial statements.

                         MEDAREX, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                   (Dollars in thousands, except share data)

                                                         Six Months Ended             Three Months Ended
                                                       June 30,       June 30,       June 30,     June 30,
                                                        1997           1998           1997         1998
                                                  -------------   -------------   ------------  ------------
    Sales                                         $       106     $       521     $        56   $       462
    Grants, contract and license revenues                 822           2,883             422         1,629
                                                  ------------    ------------    ------------  ------------
      Total revenues                                      928           3,404             478         2,091

    Costs and expenses:
      Cost of sales                                        78             447              39           315
      Research and development                          5,646          10,950           3,116         5,663
      General and administrative                        1,692           2,204             882         1,146
      Acquisition of in-process technology             10,750               -              87             -
                                                  ------------    ------------    ------------  ------------
       Operating loss                                 (17,238)        (10,197)         (3,646)       (5,033)

    Interest and dividend income                          813           1,200             422           505
    Interest expense                                        8           1,209               2           608
                                                  ------------    ------------    ------------  ------------
       Net loss                                   $   (16,433)    $   (10,206)    $    (3,226)  $    (5,136)
                                                  ============    ============    ============  ============
    Basic and diluted net loss per share               ($0.90)         ($0.46)         ($0.17)       ($0.23)
                                                  ============    ============    ============  ============
    Weighted-average number of common
     shares outstanding during the period
     - basic and diluted                           18,312,504      22,180,890      18,658,032    22,197,718

    See notes to these unaudited consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                            (Dollars in thousands)

                                                                            For the Six Months Ended
                                                                                    June 30,
                                                                                    -------
                                                                             1997             1998
                                                                             ----             ----
Operating activities:
  Net loss                                                                  $  (16,433)      $  (10,206)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                                   259              380
    Amortization                                                                   230              210
    Gain on sale of equipment                                                        -                -
    Non cash interest expense                                                        -            1,201
    Write-off of in-process technology                                          10,750                -
Changes in operating assets and liabilities, net of acquisition:
  Increase in trade accounts receivable, net                                        (3)              (2)
  Decrease (increase) in inventory                                                 (32)               3
  Decrease (increase) in prepaid expenses and other                                184           (1,125)
     current assets
  Increase (decrease) in trade accounts payable                                   (337)             582
  Decrease in accrued liabilities                                                 (339)          (1,917)
  Increase in GenPharm acquisition liability                                         -             (654)
                                                                            -----------      -----------
     Net cash used in operating activities                                      (5,721)         (11,528)

Investing activities:
  Purchase of property and equipment                                              (139)          (1,218)
  Cash portion of Houston Bioechnology, Incorporated
     acquisition, net of cash acquired                                          (1,372)               -
  Decrease (increase) in other assets                                                7             (360)
  Increase in advances to affiliate                                                  -             (100)
  Proceeds from sale of equipment                                                    5                -
  Sale of marketable securities                                                  3,508            9,201
                                                                            -----------      -----------
     Net cash provided by investing activities                                   2,009            7,523

Financing activities:
  Cash received from sales of securities, net                                      154               31
  Principal payments under debt obligations                                        (22)             (64)
                                                                            -----------      -----------
     Net cash (used in) provided by financing activities                           132              (33)
                                                                            -----------      -----------
     Net decrease in cash and cash equivalents                                  (3,580)          (4,038)
  Cash and cash equivalents at beginning of period                               4,958            6,723
                                                                            -----------      -----------
  Cash and cash equivalents at end of period                                $    1,378       $    2,685
                                                                            ===========      ===========
Supplemental disclosures of cash flow information
  Cash paid during period for:
     Income taxes                                                           $        -        $     983
                                                                            ===========      ===========
     Interest                                                               $        6        $       8
                                                                            ===========      ===========

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

4.   REPORTING COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. The components of comprehensive income (loss) for the three and six-month periods ended June 30, are as follows:

                                                            Three months ended June 30,        Six months ended June 30,
(In thousands)                                                 1997          1998                1997             1998
                                                               ----          ----                ----             ----
Net loss                                                       $(3,226)        $(5,136)          $(16,433)          $(10,206)
Unrealized gain (loss) on securities                               107             (28)               103               (112)
                                                            -----------------------------    ----------------------------------
Total comprehensive loss                                       $(3,119)        $(5,164)          $(16,330)          $(10,318)

5.  INVENTORY

     Inventory consists primarily of antibodies to be sold to the research community and to licensees pursuant to licensing arrangements for use in human clinical testing of the Company's products and is stated at the lower of cost or market with cost determined on a first-in-first-out basis.

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

7.  ACQUISITIONS


    On February 28, 1997, the Company completed its acquisition of Houston Biotechnology, Incorporated ("HBI"), a biotechnology company located in Houston, Texas, involved in the development of monoclonal antibody and other biopharmaceutical products to prevent secondary cataracts and to treat glaucoma, disorders that impair or destroy human vision. The transaction was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities assumed have been recorded at their estimated fair market values at the date of acquisition. Since technological feasibility of the in-process research and development costs have not yet been established and the technology had no alternative future use at the acquisition date, the in-process research and development costs were immediately written-off and included in the results of operations as a non-recurring charge for the six months ended June 30, 1997.

    The results of operations for the HBI acquisition were included in the June 30, 1997 statement of operations from the date of acquisition.


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

7.  Acquisitions (con't)

     During 1997 the Company issued 3,250,000 shares of its Common stock as payment of $17,793,750 of the Purchase Price. On August 4, 1998, the Company issued 3,721,877 shares of its Common Stock as payment of an additional $25,122,670 of the Purchase Price (see Note 8). In June, 1998 the Company recorded an additional $7.1 million net receivable and a corresponding $7.1 million net liability to the GenPharm shareholders. This represents the notice of issuance of a patent that will result in a milestone payment to the Company in the fourth quarter of 1998.

     The pro-forma unaudited results of operations for the six months ended June 30, 1997 assuming the acquisitions of HBI and GenPharm took place at the beginning of the period presented, are as follows:

                                                        Six Months Ended
              (In thousands except per share data)      June 30, 1997
                                                        ----------------
              Total revenue                                $ 2,915
              Net loss                                      (6,098)
              Basic net loss per share                     $ (0.27)

     The pro-forma information for the six months ended June 30, 1997 does not include cross license settlement income of $22,500,000, related litigation fees and expenses of $4,727,000 or the write-off of in-process technology of $10,750,000 which are not expected to recur in the future. The pro-forma unaudited financial results are not necessarily indicative of the results of operations that would have occurred had the HBI and GenPharm acquisitions taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

8.   RECENT DEVELOPMENTS

     On June 11, 1998, the Company announced that BCC Acquisition I LLC ("BCC"), a limited liability company formed between The Bay City Capital Fund I, L.P., an affiliate of Bay City Capital and various affiliates, made an offer to purchase rights (the "Rights") to receive shares of the Company's Common Stock totaling approximately $44.4 million (the "Offer").

     The Rights are held by former shareholders of GenPharm International, Inc. ("GenPharm"), as a result of the Company's acquisition of GenPharm in October 1997 for a total Purchase Price (the "Purchase Price") of up to $62.7 million in stock, (or, in certain circumstances at the Company's option in cash) (See Note
7). Approximately $17.8 million of $62.7 million Purchase Price had been paid prior to the Offer.

     On August 5, 1998 the Company announced that Rights to receive approximately $25.1 million of its Common Stock had been validly tendered and accepted for purchase by BCC. BCC purchased the Rights and exchanged them for 3,721,877 shares of the Company's Common Stock plus warrants to purchase approximately 454,796 shares, exercisable at $10 per share over a seven year term. The transactions closed on August 4, 1998. Through these transactions, BCC acquired 15.8% of the Company's shares, assuming exercise of the warrants in full. In addition, in connection with the Offer Fred Craves, Ph.D., a principal of Bay City Capital LLC, joined the Medarex Board of Directors.

     As a result of the Offer, the former GenPharm shareholders who did not tender their Rights are entitled to receive $19,289,830, representing the balance of the Purchase Price. The Company expects to make this payment by December 31, 1998, in stock or, under certain circumstances at the Company's option in cash.

8.   RECENT DEVELOPMENTS (CON'T)

     On July 29, 1998 the Company announced that it entered into an antibody development agreement with FibroGen, Inc. ("FibroGen") for potential anti-fibrotic therapies. The Company could receive research and development payments, license fees and milestone payments exceeding $30 million plus royalty payments on future product sales by FibroGen.

     The agreement calls for the Company to use its patented HuMAb-MouseTM technology to produce fully human antibodies against FibroGen's proprietary targets. FibroGen's targets include connective tissue growth factor (CTGF) and its processed fragments, bone morphogenic protein 1 and tolloids, key proteins implicated in fibrotic disease.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents The Company's projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management's future plans or objectives or to the Company's future economic and financial performance. Forward-looking statements involve known and unknown risks and uncertainties and are indicated by words such as "anticipates", "expects", "believes", "plans", "could" and similar words and phrases. These risks and uncertainties include, but are not limited to, the Company's early stage of product development, history of operating losses and accumulated deficit, additional financing requirements and access to capital funding, dependence on strategic alliances, government regulation of the biopharmaceutical industry and other risks that may be detailed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

         The Company had approximately $15.1 million in cash, cash equivalents and marketable securities and approximately $0.7 million in a segregated cash account as of June 30, 1998. Operating activities consumed $11.5 million of cash for the six-month period ended June 30, 1998.

         To date, the Company's sources of cash have been the proceeds from the sale of its securities through public and private placements, sales of its products for research purposes and technology transfer and license fees.

         The Company's current sources of liquidity are its cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, sales of its products for research and contract and licensing revenues. Management believes that under existing operating plans its current sources of liquidity will be sufficient to meet anticipated cash requirements for at least the next 24 months. This assumption is based on the collection of the $15 million note due September 30, 1998 and patent milestone payment of $7 million due in the fourth quarter of 1998. Although the Company believes that these payments will be received (and the Company has received timely payments of sums due from the parties obligated to make such payments), no assurance can be given that the Company will receive such payments.

         The Company has leased approximately 53,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. Management believes that this facility is well suited for clinical-grade production of bispecific and monoclonal antibodies as it has in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. By leasing this facility and spending modestly to adapt it, management believes that the Company has preserved a considerable amount of capital that might otherwise have been used to build a biopharmaceutical production facility. The initial term of the lease is five years and three months, and the Company has elected to renew the lease for another five years. On January 8, 1998, the Company signed a lease for laboratory and office space in San Jose, California. The minimum combined lease commitments for both facilities range between $1,400,000 and $2,100,000 and the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $10,500,000. This lease runs through December 2001. As of June 30, 1998, the Company had commitments for approximately $367,000 of capital expenditures.

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

  During 1997 the Company issued 3,250,000 shares of its Common Stock as payment of $17,793,750 of the Purchase Price. On August 4, 1998, the Company issued 3,721,877 shares of its Common Stock as payment of an additional $25,122,670 of the Purchase Price. See Note 8 "Recent Developments." The Company will issue additional shares of its Common Stock (the "Additional Shares") in 1998 (and possibly to some extent in 1999) having a then current fair market value sufficient to satisfy the balance of the Purchase Price, approximately $19.3 million. Since the number of Additional Shares to be issued in connection with the Merger will be determined at future dates based on the then fair market value of the Company's Common Stock and the amount of the Purchase Price as adjusted, the maximum number of Additional Shares to be issued in connection with the Merger cannot be determined at this time. A significant decrease in the fair market value of the Company's Common Stock would result in a significant increase in the number of shares issuable in connection with the Merger. Similarly, a significant increase in the fair market value or a significant reduction in the Purchase Price would result in a significant decrease in the number of shares issuable in connection with the Merger.

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

Results of Operations
---------------------

Six months ended June 30, 1997 and 1998
---------------------------------------

  Revenue for the six-month period ended June 30, 1998 increased by $2,476,000, a 267% increase from the six-month period ended June 30, 1997. The increase relates principally to payments pursuant to license agreements with Eisai Co., Ltd. ("Eisai"), Centocor, Inc. ("Centocor"), Centeon L.L.C. ("Centeon"), Schering AG, Germany ("Schering") and Merck KGaA ("E. Merck").

  Cost of sales increased by $369,000 during the first six months of 1998, a 473% increase as compared to the first six months of 1997. The increase is principally due to manufacturing expenses incurred in producing larger quantities of MDX-447, one of the Company's Bispecific antibody products, for proposed new human clinical trials for E. Merck.

Results of Operations
---------------------

Six months ended June 30, 1997 and 1998 (con't)
-----------------------------------------------

  Research and development expenses increased $5,304,000 during the first six months of 1998, a 94% increase from the first six months of 1997. The increase is principally due to a heightened level of human clinical trial activity resulting in increases in payments to outside contractors providing clinical trial services, supply expenses and personnel costs. In addition, research and development expenses have increased as a result of the research and development efforts of GenPharm, acquired by the Company in October 1997.

  General and administrative expenses increased by $512,000 for the first six months of 1998, a 30% increase from the first six months of 1997. The increase is primarily attributable to higher personnel costs, consulting and travel expenses.

  Acquisition of in-process technology charges of $10,750,000 for the period ended June 30, 1997 reflects a one-time non-recurring charge resulting from the February 28, 1997 acquisition of Houston Biotechnology, Incorporated ("HBI").

  Interest and dividend income increased by $387,000 for the first six months of 1998, a 48% increase from the same period in 1997. The increase reflects accrued interest on a note receivable from Cell Genesys Inc. ("Cell Genesys") of $15,000,000, partially offset by a lower average cash balance.

  Interest expense increased by $1,201,000 for the first six months of 1998. The increase is attributable to the amortization of a discount associated with the accounting treatment of the value of the liablity due to GenPharm shareholders before the end of 1998 pursuant to the acquisition of GenPharm by the Company in October 1997.

Three months ended June 30, 1997 and 1998
-----------------------------------------

  Revenue for the three-month period ended June 30, 1998 increased by $1,613,000, a 337% increase from the three-month period ended June 30, 1997.
The increase relates principally to payments pursuant to license agreements with Eisai, Centeon, Schering and E. Merck.

  Cost of sales increased by $276,000 during the quarter ended June 30, 1998, a 708% increase as compared to the second quarter of 1997. The increase is principally due to manufacturing expenses incurred in producing larger quantities of MDX-447 for proposed new human clinical trials for E. Merck.

  Research and development expenses increased $2,547,000 during the quarter ended June 30, 1998, an 82% increase from the same period in 1997. The increase is principally due to a heightened level of human clinical trial activity resulting in increases in payments to outside contractors providing clinical trial services, supply expenses, personnel costs and patent expenses. In addition, research and development expenses have increased as a result of the research and development efforts of GenPharm, acquired by the Company in October 1997.

Three months ended June 30, 1997 and 1998 (con't)
-------------------------------------------------

     General and administrative expenses increased by $264,000 for the three-month period ending June 30, 1998, a 30% increase from the same period in 1997. The increase is primarily attributable to higher personnel costs, consulting and travel expenses.

     Acquisition of in-process technology charges of $87,000 for the period ended June 30, 1997 reflects a one-time non-recurring charge resulting from the February 28, 1997 acquisition of Houston Biotechnology, Incorporated ("HBI").

     Interest and dividend income increased by $83,000 for the three-months ending June 30, 1998, a 20% increase from the same period in 1997. The increase reflects accrued interest on the Cell Genesys note receivable, partially offset by a lower average cash balance.

     Interest expense increased by $606,000 for the three-months ending June 30, 1998. The increase is attributable to the amortization of a discount associated with the accounting treatment of the value of the liability due to GenPharm shareholders before the end of 1998 pursuant to the acquisition of GenPharm by the Company in October 1997.

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

Part II  Other Information

ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on May 21, 1998, the Company elected three Class III Directors each to serve for a term to expire in 2001 and voted to confirm the appointment of Ernst & Young LLP as independent auditors for the 1998 fiscal year. Out of the 22,188,986 eligible votes, 18,034,904 were cast at the meeting either by proxies solicited in accordance with Schedule 14A or by securities holders voting in person. There were 4,154,082 broker non-votes which are not included in the following table as they were not treated as being present at the meeting. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes for each nominee is set forth under Item No. 1 below, and the appointment of Ernst & Young LLP as independent auditors for the 1998 fiscal year is set forth in Item No. 2 below:


         Item No. 1
         ----------

         Nominees for Directors
         ----------------------

         Directors                             Votes For         Votes Withheld
         ---------                             ---------         --------------
         Irwin Lerner                          17,899,518            135,386
         Dr. Julius Vida                       17,901,473            133,431
         Dr. W. Leigh Thompson, Jr.            17,908,209            126,695

         The following persons are incumbent directors whose terms of office continue after the Annual

         Meeting:

         Class II Terms Expiring in 1999        Class I Terms Expiring in 2000
         -------------------------------        ------------------------------
         Michael A. Appelbaum                   Charles R. Schaller
         Michael W. Fanger                      Donald L.Drakeman
         Fred Craves                            Robert Iggulden

         Item No. 2
         ----------

         Appointment of Ernst & Young LLP as Independent Auditors for the 1998 fiscal year:

                               FOR           AGAINST                  ABSTAIN
                               ---           -------                  -------
                            17,950,529       71,773                   12,604

Part II - Other Information (con't)

ITEM 5.   Other Information

          Effective June 29, 1998, the Securities and Exchange Commission adopted changes to Rule 14a-4(c)(1) of the Proxy Rules which now limits a registrant's use of its discretionary proxy voting authority at annual meetings with respect to matters raised at the meeting (without discussion in the proxy statement), only to those matters where a proponent had failed to notify the registrant of the matter at least 45 days prior to the date on which the registrant first mailed the prior year's proxy statement (or date specified by an advance notice provision in the registrant's charter or by laws). Such 45-day deadline for the Company's annual meeting next year will be April 5, 1999.

ITEM 6.   Exhibits and reports on Form 8-K


(a)       Reports on Form 8-K:

          (1) Form 8-K filed on June 15, 1998 re: Offer to Purchase Rights of GenPharm International, Inc. Shareholders to receive the Company's Common Stock

                                   Signatures
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        MEDAREX, INC.
                                                        -------------
                                                        (Registrant)

Date:  August 10, 1998                          By /s/ Michael A. Appelbaum
                                                  ---------------------------
                                                    Michael A. Appelbaum
                                                    Executive Vice President
                                                    Finance and Administration
                                                    (Principal Financial and
                                                    Accounting Officer)