Form 10-Q
period 1998-09-30
MEDAREX INC
filed 1998-11-13
CIK 874255

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1998        Commission File No. 0-19312
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

Yes  X    No
     -      __

The number of shares of common stock, $.01 par value, outstanding as of November 9, 1998 was 31,577,522 shares.

                        MEDAREX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                 December 31,            September 30,
                                                              ----------------         -----------------
                                                                       1997                  1998
                                                                                          (Unaudited)
ASSETS
----------
Current assets:
   Cash and cash equivalents                                    $         6,723       $       6,735
   Marketable securities                                                 21,721              22,897
   Note receivable                                                       15,000                   -
   Trade accounts receivable, less allowance for doubtful
     accounts of $5                                                          25                  24
   Other receivable                                                           -               7,500
   Inventory                                                                 44                 723
   Prepaid expenses and
      other current assets                                                1,042               1,694
                                                            ---------------------------------------
         Total current assets                                            44,555              39,573

 Property and equipment:
   Machinery and equipment                                                3,191               4,310
   Furniture and fixtures                                                   210                 272
   Leasehold improvements                                                 2,030               2,248
                                                            ---------------------------------------
                                                                          5,431               6,830

   Less accumulated depreciation and                                     (2,573)             (3,451)
    amortization
                                                            ---------------------------------------
                                                                          2,858               3,379

Investments in, and advances to affiliates                                  415                 515
Segregated cash                                                             315                 675
Patent rights and other assets                                              552                 521
                                                            ---------------------------------------
     Total assets                                               $        48,695              44,663
                                                            =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------

Current liabilities:
   Trade accounts payable                                       $           382       $         343
   Accrued liabilities                                                    8,101               3,735
   GenPharm acquisition liability                                        34,424                   -
                                                                ---------------        ------------
      Total current liabilities                                          42,907               4,078

Long-term obligations                                                       107                  71

Commitments                                                                   -                   -

Stockholders' equity:
   Preferred stock, $1.00 par value, 2,000,000 shares authorized;
      none issued and outstanding                                             -                   -
   Common stock, $.01 par value; 40,000,000 shares authorized;
       21,922,186 and 31,066,013 shares issued and outstanding,
      respectively                                                          219                 311
   Capital in excess of par value                                        92,142             142,759
   Accumulated other comprehensive income                                   188                  82
   Accumulated deficit                                                  (86,868)           (102,638)
                                                            ---------------------------------------
         Total stockholders' equity                                       5,681              40,514
                                                            ---------------------------------------
         Total liabilities and stockholders' equity             $        48,695       $      44,663
                                                            =======================================

See notes to these unaudited consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (In thousands, except share data)

                                                      Nine Months Ended                              Three Months Ended
                                               September 30,      September 30,               September 30,      September 30,
                                                   1997               1998                        1997               1998
                                             ---------------    -----------------             -------------   ----------------
Sales                                            $       161        $       574                 $        55        $        53
Grants, contract and license revenues                  1,788              4,086                         966              1,203
                                             ---------------    -----------------             -------------   ----------------
      Total revenues                                   1,949              4,660                       1,021              1,256

Costs and expenses:
      Cost of sales                                      116                472                          39                 25
      Research and development                         8,995             16,106                       3,349              5,156
      General and administrative                       2,418              3,619                         725              1,415
      Acquisition of in-process technology            10,750                  -                           -                  -
                                             ---------------    -----------------             -------------   ----------------
          Operating loss                             (20,330)           (15,537)                     (3,092)            (5,340)

Interest and dividend income                           1,255              1,640                         441                440
Interest expense                                         (20)            (1,531)                        (11)              (322)
                                             ---------------    -----------------             -------------   ----------------
          Pre tax loss                               (19,095)           (15,428)                     (2,662)            (5,222)
Provision for income taxes                                 -               (342)                          -               (342)
                                             ---------------    -----------------             -------------   ----------------
          Net loss                               $   (19,095)       $   (15,770)                $    (2,662)       $    (5,564)
                                             ===============    =================             =============   ================
Basic and diluted net loss per share                  ($1.04)            ($0.67)                     ($0.14)            ($0.22)
                                             ===============    =================             =============   ================
Weighted-average number of common
      shares outstanding during the
      period - basic and diluted                  18,429,432         23,405,584                  18,659,475         25,815,038

See notes to these unaudited consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                          For the Nine Months Ended
                                                                                                 September 30,
                                                                                           -----------------------
                                                                                       1997                       1998
                                                                                    --------                   --------
Operating activities:
   Net loss                                                                        $(19,095)                  $(15,770)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                                   440                        573
         Amortization                                                                   225                        336
         Non cash interest expense                                                        -                      1,521
         Write-off of in-process technology                                          10,750                          -
Changes in operating assets and liabilities, net of acquisition:
   (Increase) decrease in trade accounts receivable, net                                (14)                         1
   Decrease (increase) in inventory                                                       2                       (679)
   Increase in prepaid expenses and other
      current assets                                                                   (617)                      (652)
   Decrease in trade accounts payable                                                  (287)                       (39)
   Decrease in accrued liabilities                                                     (102)                    (1,935)
                                                                                   --------                   --------

        Net cash used in operating activities                                        (8,698)                   (16,644)

Investing activities:
   Purchase of property and equipment                                                  (696)                    (1,399)
   Cash portion of Houston Biotechnology, Incorporated
      acquisition, net of cash acquired                                              (1,372)                         -
   Decrease  in note receivable                                                           -                     15,000
   Decrease (increase) in other assets                                                    7                       (360)
   Increase in advances to affiliate                                                      -                       (100)
   Proceeds from sale of equipment                                                        5                          -
   Purchase of marketable securities                                                      -                    (20,757)
   Sale of marketable securities                                                      7,451                     19,475
                                                                                   --------                   --------
       Net cash provided by investing activities                                      5,395                     11,859

Financing activities:
   Cash received from sales of securities, net                                          154                      4,992
   Proceeds from long term debt                                                          15                          -
   Principal payments under debt obligations                                            (76)                      (195)
                                                                                   --------                   --------
       Net cash provided by  financing activities                                        93                      4,797
                                                                                   --------                   --------
       Net decrease (increase) in cash and cash equivalents                          (3,210)                        12
Cash and cash equivalents at beginning of period                                      4,958                      6,723
                                                                                   --------                   --------
Cash and cash equivalents at end of period                                         $  1,748                   $  6,735
                                                                                   ========                   ========

Supplemental disclosures of cash flow information
   Cash paid during period for:
      Income taxes                                                                 $      -                   $    983
                                                                                   ========                   ========

      Interest                                                                     $     19                   $     10
                                                                                   ========                   ========

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

4.   REPORTING COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. The components of comprehensive income (loss) for the three and nine-month periods ended September 30, are as follows:

                                           Nine months ended September 30,   Three months ended September 30,
(In thousands)                                  1997             1998             1997             1998
                                           ---------------  ---------------  ---------------  ---------------
Net Loss                                         $(19,095)       $(15,770)          $(2,662)         $(5,564)
Unrealized gain (loss) on securities                  329            (106)              225                6
                                                 ---------       ---------          --------         --------
Total comprehensive loss                         $(18,766)       $(15,876)          $(2,437)         $(5,558)

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

7.   ACQUISITIONS


     On February 28, 1997, the Company completed its acquisition of Houston Biotechnology, Incorporated ("HBI"), a biotechnology company located in Houston, Texas, involved in the development of monoclonal antibody and other biopharmaceutical products to prevent secondary cataracts and to treat glaucoma, disorders that impair or destroy human vision. The transaction was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities assumed have been recorded at their estimated fair market values at the date of acquisition. Since technological feasibility of the in-process research and development costs have not yet been established and the technology had no alternative future use at the acquisition date, the in-process research and development costs were immediately written-off and included in the results of operations as a non-recurring charge for the nine months ended September 30, 1997.

     The results of operations for the HBI acquisition were included in the September 30, 1997 statement of operations from the date of acquisition.


     On October 21, 1997, the Company acquired all of the assets and liabilities of GenPharm International, Inc. ("GenPharm"), a privately held biopharmaceutical company located in Palo Alto, California, engaged in the development of transgenic mice for the creation of fully human monoclonal antibodies (the "GenPharm Merger"). The Company agreed to pay GenPharm shareholders up to $62,725,000 (the "Purchase Price"), payable in shares of the Company's Common Stock. The Purchase Price was subsequently reduced by approximately $500,000 pursuant to certain adjustments provided for in the GenPharm Merger. The transaction was treated as a purchase for accounting purposes and since the technological feasibility of the in-process research and development costs have not yet been established and the technology had no alternative future use at the acquisition date, the in-process research and development costs were immediately written off and included in the results of operations as a non-recurring charge for the year ended December 31, 1997. In addition, in connection with the GenPharm Merger, the Company agreed to pay a stock bonus to certain employees of GenPharm in an amount up to $2,275,000 payable in Common Stock. In January 1998 and September 1998, $1,187,500 and $1,085,000, respectively, of the stock bonuses were paid through the issuance of 250,000 and 215,278 shares of the Company's Common Stock, respectively.

7.   ACQUISITIONS (CON'T)

     During 1997 the Company issued 3,250,000 shares of its Common Stock as payment of $17,793,750 of the Purchase Price. In June, 1998 the Company recorded an additional $7.5 million receivable and a corresponding $7.5 million liability which represents the notice of issuance of a patent that will result in a milestone payment to the Company in the fourth quarter of 1998. On August 4, 1998, certain of the former GenPharm shareholders assigned their rights to receive $25,122,670 of the remaining balance of the purchase price to BCC Acquisition I LLC ("BCC"), a limited liability company formed between The Bay City Capital Fund I, L.P., an affiliate of Bay City Capital LLC and various affiliates of BCC. As part of this transaction, the Company issued 3,721,877 shares of Common Stock and Warrants to purchase 454,726 shares of common stock at an exercise price of $10.00 per share exercisable over a period of seven (7) years to BCC in exchange for such rights. On September 1, 1998, the Company prepaid the remaining balance of the purchase price owed to the GenPharm shareholders ($19,289,830) by issuing 3,829,315 shares of Common Stock, valued at $5.04 per share.

     The pro-forma unaudited results of operations for the nine months ended September 30, 1997 assuming the acquisitions of HBI and GenPharm took place at the beginning of the period presented, are as follows:

                                                            Nine Months Ended
                   (In thousands except per share data)    September 30, 1997
                                                         --------------------

                      Total revenue                                   $ 4,561
                      Net loss                                         (8,585)
                      Basic net loss per share                        $ (0.47)

     The pro-forma information for the nine months ended September 30, 1997 does not include cross license settlement income of $22,500,000, related litigation fees and expenses of $4,727,000 or the write-off of in-process technology of $10,750,000 which are not expected to recur in the future. The pro-forma unaudited financial results are not necessarily indicative of the results of operations that would have occurred had the HBI and GenPharm acquisitions taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

8.   RECENT DEVELOPMENTS

     On August 27, 1998, the Company received a $1.2 million milestone payment from Merck KGaA of Darmstadt, Germany, in exchange for 192,000 shares of the Company's Common stock (the "Merck Shares"). The milestone payment was triggered by clinical development progress of MDX-447, an anti-cancer treatment developed jointly with Merck KGaA. MDX-447 is entering Phase II trials of the treatment of head and neck cancer.

     On September 30, 1998, Centocor, Inc. exercised its option to obtain exclusive commercial licenses to fully human antibodies to four antigens created by the Company's HuMAb-Mouse technology by purchasing 900,340 shares of the Company's Common Stock (the "Centocor Shares") for an aggregate purchase price of $4 million.

     On November 9, 1998, the Company announced a global licensing arrangement with Novartis Pharma AG ("Novartis") involving Medarex's HuMAb-Mouse technology. Under the terms of the agreement, Novartis obtains the rights to use the HuMAb-Mouse technology throughout the entire Novartis organization for an unlimited number of targets for up to ten years.

     The agreement provides for potential HuMAb-Mouse technology access fees, license fees and milestone payments which could exceed $50 million, exclusive of royalties. Novartis made initial payments of $2 million, in the form of an equity purchase. An additional $1 million equity investment will be made on the first anniversary of the agreement. A further $3 million in equity purchase may be made after the initial five year term of the agreement.

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

Liquidity and Capital Resources
-------------------------------

     The Company had approximately $29.6 million in cash, cash equivalents and marketable securities and approximately $0.7 million in a segregated cash account as of September 30, 1998. Operating activities consumed $16.6 million of cash for the nine-month period ended September 30, 1998.

     To date, the Company's sources of cash have been the proceeds from the sale of its securities through public and private placements, sales of its products for research purposes and technology transfer and license fees.

     The Company's current sources of liquidity are its cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, sales of its products for research and contract and licensing revenues. Management believes that under existing operating plans its current sources of liquidity will be sufficient to meet anticipated cash requirements for at least the next 24 months. This assumption is based on the collection of a patent milestone payment of $7.5 million due in the fourth quarter of 1998. Although the Company believes that this payment will be received (and the Company has previously received timely payments of sums due from the party obligated to make such payments), no assurance can be given that the Company will receive such payment. Failure to receive such payment could have a material adverse effect on the Company's financial condition.

Liquidity and Capital Resources (con't)
---------------------------------------

     The Company has leased approximately 53,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. Management believes that this facility is well suited for clinical-grade production of bispecific and monoclonal antibodies as it has in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. By leasing this facility and spending modestly to adapt it, management believes that the Company has preserved a considerable amount of capital that might otherwise have been used to build a biopharmaceutical production facility. This lease runs through September 30, 2003. On January 8, 1998, the Company signed a lease for laboratory and office space in San Jose, California. This lease runs through December 2001. The minimum combined lease commitments for both facilities range between $1,400,000 and $2,100,000 per year and the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $10,000,000. As of September 30, 1998, the Company had commitments for approximately $160,000 of capital expenditures.

     On October 21, 1997, the Company consummated the acquisition of GenPharm International, Inc. ("GenPharm"), resulting in GenPharm becoming a wholly owned subsidiary of the Company (the "Merger"). Pursuant to the Merger, the Company issued shares of its Common Stock having a value of $62,206,250 in payment of the purchase price as adjusted in accordance with the terms of the Merger (the "Purchase Price"), in exchange for all of the outstanding shares of GenPharm capital stock. The transaction was treated as a purchase for accounting purposes.

     During 1997 the Company issued 3,250,000 shares of its Common Stock as payment of $17,793,750 of the Purchase Price. On August 4, 1998, the Company issued 3,721,877 shares of its Common Stock as payment of an additional $25,122,670 of the Purchase Price. On September 1, 1998, the Company prepaid the remaining balance of the purchase price owed to the GenPharm shareholders ($19,289,830) by issuing approximately 3,829,315 shares of its Common Stock, valued at $5.04 per share.

     On August 27, 1998, the Company received a $1.2 million milestone payment from Merck KGaA of Darmstadt, Germany, in exchange for 192,000 shares of the Company's Common stock (the "Merck Shares"). The milestone payment was triggered by clinical development progress of MDX-447, an anti-cancer treatment developed jointly with Merck KGaA. MDX-447 is entering Phase II trials of the treatment of head and neck cancer.

     On September 30, 1998, Centocor, Inc. exercised its option to obtain exclusive commercial licenses to fully human antibodies to four antigens created by the Company's HuMAb-Mouse technology by purchasing 900,340 shares of the Company's Common Stock (the "Centocor Shares") for an aggregate purchase price of $4 million.

     On November 9, 1998, the Company announced a global licensing arrangement with Novartis Pharma AG ("Novartis") involving the Company's HuMAb-Mouse technology. Under the terms of the agreement, Novartis obtains the rights to use the HuMAb-Mouse technology throughout the entire Novartis organization for an unlimited number of targets for up to ten years.

Liquidity and Capital Resources (con't)
---------------------------------------

     The agreement provides for potential HuMAb-Mouse technology access fees, license fees and milestone payments which could exceed $50 million, exclusive of royalties. Novartis made an initial payment of $2 million, in the form of an equity purchase. An additional $1 million equity investment will be made on the first anniversary of the agreement. A further $3 million in equity purchase may be made after the initial five year term of the agreement.

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

     YEAR 2000 IMPLICATIONS. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. The Company has reviewed its internal programs and has determined that there are no significant Year 2000 issues with its systems or services. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance. However, although the Company believes that its systems are Year 2000 compliant, the equipment and software of its suppliers and subcontractors may not be Year 2000 compliant. Failure of such third-party equipment or software to properly process dates for the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on its business, results of operations and financial condition.

Results of Operations
---------------------

Nine months ended September 30, 1997 and 1998
---------------------------------------------

     Revenue for the nine-month period ended September 30, 1998 increased by $2,711,000, a 139% increase from the nine-month period ended September 30, 1997. The increase relates principally to payments pursuant to license agreements with Eisai Co., Ltd. ("Eisai"), Centocor, Inc. ("Centocor"), Centeon L.L.C. ("Centeon"), Schering AG, Germany ("Schering"), Merck KGaA, FibroGen, Inc. ("FibroGen") and Medac Hamburg ("Medac").

     Cost of sales increased by $356,000 during the first nine months of 1998, a 307% increase as compared to the first nine months of 1997. The increase is principally due to manufacturing expenses incurred in producing larger quantities of MDX-447, one of the Company's Bispecific antibody products, for proposed new human clinical trials to be conducted in conjunction with Merck KGaA, the Company's corporate partner for MDX-447.

     Research and development expenses increased $7,111,000 during the first nine months of 1998, a 79% increase from the first nine months of 1997. The increase is principally due to a heightened level of human clinical trial activity resulting in increases in payments to outside contractors providing clinical trial services, personnel costs and supply expenses. In addition, research and development expenses have increased as a result of the research and development efforts of GenPharm, acquired by the Company in October 1997.

     General and administrative expenses increased by $1,201,000 for the first nine months of 1998, a 50% increase from the first nine months of 1997. The increase is primarily attributable to higher legal fees (incurred in connection with the GenPharm Merger), personnel costs, consulting and shareholder relations expenses.

------------------------------------------------------

     Acquisition of in-process technology charges of $10,750,000 for the period ended September 30, 1997 reflects a one-time non-recurring charge resulting from the February 28, 1997 acquisition of Houston Biotechnology, Incorporated ("HBI").

     Interest and dividend income increased by $385,000 for the first nine months of 1998, a 31% increase from the same period in 1997. The increase reflects accrued interest earned on a note receivable from Cell Genesys Inc. ("Cell Genesys") of $15,000,000, partially offset by a lower average cash balance.

     Interest expense increased by $1,511,000 for the first nine months of 1998. The increase is attributable to the amortization of a discount associated with the accounting treatment of the value of the liability due to GenPharm shareholders pursuant to the acquisition of GenPharm by the Company in October 1997. This liability was settled on various dates through September 1, 1998.

Three months ended September 30, 1997 and 1998
----------------------------------------------

     Revenue for the three-month period ended September 30, 1998 increased by $235,000, a 23% increase from the three-month period ended September 30, 1997. The increase relates principally to payments pursuant to license agreements with Merck KGaA, Schering, FibroGen and Medac.

     Cost of sales decreased by $14,000 during the quarter ended September 30, 1998, a 36% decrease as compared to the third quarter of 1997. The decrease is principally due to lower rent allocation and personnel costs.

     Research and development expenses increased $1,807,000 during the quarter ended September 30, 1998, a 54% increase from the same period in 1997. The increase is principally due to a heightened level of human clinical trial activity resulting in increases in payments to outside contractors providing clinical trial services and personnel costs. In addition, research and development expenses have increased as a result of the research and development efforts of GenPharm, acquired by the Company in October 1997.

     General and administrative expenses increased by $690,000 for the three-month period ending September 30, 1998, a 95% increase from the same period in 1997. The increase is primarily attributable to higher legal fees (incurred in connection with the GenPharm Merger), shareholder relations expenses, personnel costs and consulting.

     Interest and dividend income remained comparable for the three-months ending September 30, 1998 and 1997. The increase is attributable to accrued interest on the Cell Genesys note partially offset by a lower average daily cash balance.

     Interest expense increased by $311,000 for the three-months ending September 30, 1998. The increase is attributable to the amortization of a discount associated with the accounting treatment of the value of the liability due to GenPharm shareholders pursuant to the acquisition of GenPharm by the Company in October 1997.

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

-------------------------------------------------------

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



Part II  Other Information

ITEM 6.  Exhibits and reports on Form 8-K


(a)  Reports on Form 8-K:

(1) Form 8-K filed on July 20, 1998 re: extension of BCC Acquisition I LLC rights offering.

(2) Form 8-K filed on July 31, 1998 re: preliminary results of BCC Acquisition I LLC rights offering.

(3) Form 8-K filed on August 10, 1998 re: completion of BCC Acquisition I LLC rights offering.

(4) Form 8-K filed on September 2, 1998 re: prepayment of balance of GenPharm International Inc. acquisition purchase price.

(5) Form 8-K filed on September 23, 1998 re: receipt of $1.2 million milestone payment from Merck KGaA.

(6) Form 8-K filed on October 8, 1998 re: receipt of $15 million payment from Cell Genesys, Inc.

(7) Form 8-K filed on November 12, 1998 re: Novartis Pharma AG. licenses agreement.

(b)  Exhibits

         27.1  Financial Data Schedule

                                   Signatures
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MEDAREX, INC.
                                           -------------
                                           (Registrant)

Date:  November 12, 1998                   By
                                             _____________________________
                                           Michael A. Appelbaum
                                           Executive Vice President
                                           Finance and Administration
                                           (Principal Financial and
                                           Accounting Officer)