Form 10-K405
period 1998-12-31
MEDAREX INC
filed 1999-03-30
CIK 874255

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998    Commission File No. 0-19312

                                 MEDAREX, INC.
            (Exact name of registrant as specified in its charter)

           New Jersey                                     22-2822175
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)


1545 Route 22 East, Annandale, New Jersey               08801-0953
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (908) 713-6001

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

    Title of each class                     Name of each exchange on which registered
    -------------------                     -----------------------------------------
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

As of December 31, 1998, the registrant had outstanding 31,507,186 shares of Common Stock, $0.01 par value ("Common Stock"), which is registrant's only class of Common Stock.

The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price of $3.38 per share on March 15, 1999 was approximately $85,400,000.

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

Item 1. Business

 General

  Medarex is an integrated monoclonal antibody-based company with antibody discovery, development and manufacturing capabilities. Utilizing its HuMAb-Mouse(TM) system, Medarex has the ability to make fully-human antibodies in a transgenic mouse whose mouse genes for creating antibodies have been inactivated and replaced by human antibody genes. The Company has entered into ten corporate partnering arrangements based on the HuMAb-Mouse system.

  In addition to its antibody discovery capabilities, the Company's broad based technology platform has led to seven products in clinical trials and includes: (i) bispecific antibodies that are designed to bind to both disease targets and immune system killer cells simultaneously; (ii) immunoconjugates, a monoclonal antibody linked to a toxin; and (iii) monoclonal antibodies.

  The Company has strategic alliances with Novartis Pharma AG of Basel, Switzerland ("Novartis"), Merck KGaA of Darmstadt, Germany ("E. Merck"), Centeon, L.L.C. of King of Prussia, Pennsylvania ("Centeon"), Santen Pharmaceutical Co., Ltd. of Osaka, Japan ("Santen"), Eisai Co., Ltd. of Tokyo, Japan ("Eisai"), Centocor, Inc. of Malvern, Pennsylvania ("Centocor"), LeukoSite, Inc. of Cambridge, Massachusetts ("LeukoSite"), Bristol-Myers Squibb Company of Princeton, New Jersey ("Bristol-Myers"), Schering AG of Berlin, Germany ("Schering AG"), Immunex Corporation of Seattle, Washington ("Immunex"), Fibrogen, Inc. of South San Francisco, California ("Fibrogen"), medac GmbH of Hamburg, Germany ("medac") and E-Site Therapeutics, Inc. of New York, New York ("E-Site"). The Company's products, their indications, clinical status, collaborative agreements and commercial rights are outlined in the table below.


  Product                        Indication          Status               Commercial Rights
  -------                  ---------------------- ------------ ---------------------------------------
  Bispecific Antibodies
  MDX-210                          Cancer           Phase II   Medarex--Worldwide
  MDX-447                          Cancer           Phase II   Medarex--United States E. Merck--Europe
                                                               Medarex/E. Merck--Rest of World
  MDX-220                          Cancer          Phase I/II  Medarex--Worldwide
  Immunoconjugates
  MDX-RA                    Secondary Cataracts    Phase III   Medarex--Worldwide, Except Japan
                                                               Santen--Japan
  MDX-44                         Psoriasis        Pre-Clinical Medarex--Worldwide
  Monoclonal Antibodies
  MDX-33                     Autoimmune Disease     Phase II   Centeon--Worldwide
  MDX-22                   Acute Myeloid Leukemia   Phase II   Medarex--Worldwide
  Human Monoclonal
   Antibodies
  MDX-CD4                    Autoimmune Disease     Phase I    Eisai--Europe and Asia
                                                               Medarex--Rest of World
  (HuMAb- Mouse                 Undisclosed       Pre-Clinical Medarex/LeukoSite--Worldwide
   antibodies)
  (HuMAb- Mouse                 Undisclosed       Pre-Clinical Centocor--Worldwide
   antibodies)
  (HuMAb- Mouse                 Undisclosed       Pre-Clinical Fibrogen--Worldwide
   antibodies)
  (HuMAb- Mouse              Hodgkin's Disease    Pre-Clinical Medarex--North America medac--Europe
   antibodies)                                                 Medarex/medac--Rest of World
  (HuMAb- Mouse                 Undisclosed       Pre-Clinical E-Site--Worldwide
   antibodies)
  (HuMAb- Mouse                 Undisclosed       Pre-Clinical Novartis--Worldwide
   antibodies)
  (HuMAb- Mouse                 Undisclosed       Pre-Clinical Bristol-Myers--Worldwide
   antibodies)
  (HuMAb- Mouse                 Undisclosed       Pre-Clinical Schering AG--Worldwide
   antibodies)
  (HuMAb- Mouse                 Undisclosed       Pre-Clinical Immunex--Worldwide
   antibodies)

Fully Human Monoclonal Antibodies-HuMAb-Mouse(TM)

  Through the acquisition of GenPharm International, Inc. ("GenPharm") in 1997 (the "Merger"), the Company acquired the ability to create fully human monoclonal antibodies through its patented HuMAb-Mouse technology. The HuMAb-Mouse is a transgenic mouse engineered so that its mouse genes for creating antibodies have been inactivated and have been replaced by human antibody genes. The Company has combined mice having different genetic backgrounds by cross-breeding and other techniques and has demonstrated that the resulting transgenic mice and their offspring are capable of generating a wide range of human sequence antibodies to various antigens, including human antigens. Generally, within 10-14 weeks of selection of a target antigen, GenPharm's proprietary technology can develop hybridomas (immortalized monoclonal antibody secreting cells) that produce clones to multiple epitopes on each antigen.

  The Company believes that its HuMAb-Mouse is essentially a combinatorial biology technology, which permits rapid screening of multiple antibodies for "hits" to many different biological targets. This combinatorial biology provides Medarex with a drug discovery capability that leverages the Company's monoclonal antibody manufacturing and clinical development capabilities and is complimentary to its existing portfolio of monoclonal antibody therapeutic agents. The acquisition of GenPharm's transgenic mouse technologies has provided Medarex with monoclonal antibody drug discovery and development capabilities that range from concept through the clinic and which can be utilized across multiple targets and partners. See "Risk Factors".

  The Company is currently offering a range of HuMAb-Mouse services, including: access to the HuMAb-Mouse, custom creation of monoclonal antibodies and the scale up and production of such antibodies in its manufacturing facilities. Medarex entered into six new HuMAb-Mouse collaborations in 1998, and while no assurance can be given, management believes that it will enter into several partnerships relating to the HuMAb-Mouse technology during 1999. See "Risk Factors".

  The Company is developing MDX-CD4, a HuMAb-Mouse fully human antibody, for the treatment of rheumatoid arthritis and other autoimmune disorders. MDX-CD4 binds to human CD4, which is present on the surface of certain T-cells in the human immune system. By binding to such T-cells, MDX-CD4 is designed to inactivate or reduce the ability of these cells to mediate the persistent inflammation characteristics of such autoimmune diseases. The Company commenced Phase I clinical trials of MDX-CD4 in 1998. This development project is being carried out in conjunction with Eisai.

Bispecific Antibodies--Triggering the Immune System

  The Company's bispecific technology provides a dual binding capability for monoclonal antibodies and is essentially a target-trigger combination in which one portion of the product binds to a trigger molecule on immune system killer cells and the other binds to the tumor cell or infectious agent to be eliminated. After joining the killer cell and the tumor cell or pathogen, the bispecific triggers the killer cell's destruction of the target. Based on clinical trial results to date, management believes that its bispecifics have the potential to cause the destruction of tumors and pathogens that ordinarily might escape detection by the body's immune system. The trigger portion of the Company's bispecific products may be linked to a variety of different targeting mechanisms, such as recombinant proteins, single chain antibodies and antibody fragments. For this reason, the Company believes that its bispecifics may be designed for the treatment of a wide range of cancers, viruses, bacteria and parasites. The Company has patented the trigger molecules and has obtained licenses to a number of targeting mechanisms.

  The Company's bispecific products include: (i) MDX-210, a bispecific for the treatment of cancers overexpressing an antigen known as HER-2, has recently completed a series of Phase II clinical trials for the treatments of prostate, colon and kidney cancers; (ii) MDX-447, a bispecific for the treatment of cancers overexpressing an antigen known as the epidermal growth factor receptor ("EGF-R"), is currently in Phase II clinical trials for the treatment of head and neck cancer. This product was developed in collaboration with E. Merck. The Company has exclusive commercialization rights in the United States, E. Merck has exclusive rights in Europe, and the companies share the rights in the rest of the world. In 1998, E. Merck purchased an option from the Company for the exclusive right to negotiate for additional territorial rights for MDX-447; and (iii) MDX-220, a bispecific therapeutic for tumors including colon and prostate cancer that express an antigen known as TAG-72. MDX-220 is in Phase I/II clinical trials and the Company has retained worldwide rights to this product.

Immunoconjugates--Delivering Active Agents

  MDX-RA is an immunotoxin used to prevent secondary cataracts. This immunotoxin is a type of monoclonal antibody linked to ricin, a plant-derived toxin, which is injected into the eye during primary cataract surgery after the insertion of a new intraocular lens. This immunotoxin is used to destroy residual lens epithelial cells, which, if left to grow, could cause opacification of the new intraocular lens resulting in the need for secondary cataract surgery. In 1995 there were approximately 2.2 million/1/ primary cataract surgeries and approximately 0.8 million/1/ secondary cataract surgeries. A Phase I/II placebo-controlled clinical trial has been completed and the results demonstrate that MDX-RA inhibits the development of opacification of new intraocular lenses following primary cataract surgery. A Phase III placebo controlled clinical trial of MDX-RA began in December 1997. In November of 1998, the Phase III trial was suspended by the trial's safety committee after 565 patients had been treated. The reason for the suspension was the occurrence of serious adverse events ("SAE's") in seven (7) patients receiving a placebo and six (6) patients treated with MDX-RA. The Company is currently analyzing the SAE's and product formulation to try to determine the cause of the SAE's.

  MDX-44, for the treatment of psoriasis and other dermatological conditions, is in pre-clinical development. Like MDX-RA, MDX-44 is an immunoconjugate consisting of an antibody linked to ricin. The Company expects to start clinical trials in 1999.

Monoclonal Antibodies--Blocking the Immune System

  The Company is developing a therapeutic product, MDX-33, for the treatment of ITP, an autoimmune condition in which patients' platelets are destroyed by their own immune systems. Conventional treatments include steroids, removal of the spleen and high doses of intravenous IgG. The Company believes that intravenous IgG creates an antibody blockade by overwhelming Fc receptors on immune system killer cells with extremely large quantities of antibodies, thus minimizing the effects of the auto-antibodies. MDX-33 is designed to reduce the number of Fc receptors, and the Company believes that MDX-33 may achieve the same therapeutic results as large doses of IgG. MDX-33, which is currently in Phase II clinical trials, is the subject of a worldwide collaboration with Centeon.

  The Company's product, MDX-22, for Acute Myeloid Leukemia ("AML"), is currently in Phase II clinical trials. Results of these trials indicate that this product continues to promote long term disease free survival for patients with AML.

 GenPharm Acquisition

  On October 21, 1997, the Company acquired all of the assets and liabilities of GenPharm, a privately held biopharmaceutical company located in Palo Alto, California, engaged in the development of transgenic mice for the creation of fully human monoclonal antibodies. The Company agreed to pay GenPharm shareholders up to $62,725,000 (the "Purchase Price"), subject to adjustments payable in shares of Medarex Common Stock. The acquired assets and liabilities assumed were recorded at their estimated fair market values at the date of acquisition, including tangible assets acquired of $27,346,000 (primarily cash and marketable securities of $12,000,000 and a note receivable from Cell Genesys, Inc. of $15,000,000), liabilities assumed of $2,448,000, in-process research and development of $29,931,000 and transaction costs and other costs of $2,092,000. The

--------
/1 /Source: The Office of Clinical Standards and Quality Control Coverage and
   Analysis Group of the Health Care Financing Administration (HCFA) Statistics for 1995.

transaction was treated as a purchase for accounting purposes and since the technological feasibility of the in-process research and development costs have not yet been established and the technology had no alternative future use at the acquisition date, the in-process research and development costs of $29,931,000 were immediately written off and included in the results of operations as a non-recurring charge for the year ended December 31, 1997. In addition, Medarex paid a stock bonus to certain employees of GenPharm in an amount of $2,275,000 by issuing 394,942 shares of Common Stock valued at $5.76 per share.

  As payment of $17,794,000 of the Purchase Price, in 1997 Medarex issued 3.25 million shares of its Common Stock (valued at $5.475 per share) to GenPharm's shareholders. On August 4, 1998, certain of the former GenPharm shareholders assigned their rights (the "Rights") to receive $25,123,000 of the remaining balance of the Purchase Price to BCC Acquisition I LLC ("BCC"), a limited liability company formed between The Bay City Capital Fund I, L.P., an affiliate of Bay City Capital LLC and various affiliates of BCC. As part of this transaction, the Company issued 3,721,877 shares of Common Stock and warrants to purchase 454,796 shares of Common Stock at an exercise price of $10.00 per share exercisable over a period of seven (7) years to BCC in exchange for such Rights (the "Rights Exchange"). On September 1, 1998, the Company prepaid the remaining balance of the Purchase Price owed to the GenPharm shareholders ($19,290,000) by issuing 3,829,315 shares of Common Stock, valued at $5.04 per share.

 Technology Overview

Monoclonal Antibodies

  One of the body's natural defenses against disease is the creation of antibodies by the immune system. Based on immune responses over one's lifetime either to infections or vaccinations, adults typically have a large number of antibodies (exceeding 10/20/) present in their bodies. These antibodies are proteins that seek out, recognize and bind to a particular site on cells, viruses and other organisms (each, an "antigen") in a highly specific manner, one that can be likened to a key fitting into a lock. Each antibody detects and binds to a particular antigen. It is this specificity that makes antibodies potentially useful in various therapeutic applications.

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

  Triggering the Immune System--One goal of monoclonal antibody development is to direct the immune system to attack a target, such as a tumor cell. The Company believes that its bispecific antibody technology represents an efficient method of recruiting killer cells and antigen presenting cells to destroy tumors or infectious agents. The Company's MDX-210 , MDX-447 and MDX-220 products are designed to employ this bispecific technology, which is covered by numerous patents issued or assigned to the Company.

  Blocking Immune Functions--Monoclonal antibodies can be used in vivo to interfere with an immune activity that causes, for example, organ transplant rejection or autoimmune disease. The Company's MDX-CD4 and MDX-33 products are designed to act in this manner.

  Delivering Active Agents--Monoclonal antibodies can be used effectively for their "targeting" abilities, i.e., their ability in vivo to locate and bind to a particular target, such as a tumor. By linking a toxin or radioisotope to the antibody, the target can be destroyed by the "toxic payload" attached to the antibody. The Company's MDX-RA and MDX-44 products function in this manner.

Bispecific Technology

  Triggering the Immune System--Bispecific Technology. To create a therapeutic effect by triggering the immune system, an antibody must not only bind itself to a tumor cell or pathogen but must also stimulate a response by other components of the immune system to kill the tumor cell or pathogen. Typically, this occurs when the antibodies attract the attention of killer cells--white blood cells such as macrophages, monocytes and neutrophils (collectively, "macrophages"). Macrophages are natural immune cells of the body whose normal role is the elimination of foreign pathogens such as viruses and bacteria. To signal a macrophage to kill a particular target, an antibody must not only attach to its target, but must also bind itself to a trigger molecule on the surface of the macrophage. This trigger molecule is known as an Fc receptor. Fcg receptors are involved in clearance of antibody bound pathogens and target cells. Three different classes of human Fcg receptors which bind human immunoglobulin (IgG) have been defined, utilizing antibody subtypes that are specific for each. The type I Fcg receptor is highly expressed on monocytes and macrophages and binds IgG with high affinity. The type I Fcg receptor is the only Fcg receptor that binds IgG and has been demonstrated to mediate killing of tumor cell targets in vitro by all cells on which it is found in the body. Throughout this document, unless otherwise indicated, the use of the word "Fc receptor" refers only to the type I Fcg receptor. It is only when the antibody binds simultaneously both to its target and to an Fc receptor on a macrophage that the macrophage responds by destroying the target.

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

  Medarex's bispecifics typically consist of two antibody fragments, each of which is specific for a different site, that are fused into one "bispecific" antibody. The "trigger" fragment, which is a humanized antibody fragment proprietary to Medarex, is specific for the Fc receptor, and consequently is capable of binding to and triggering a macrophage. The "target" fragment, which has in the past been licensed to Medarex by third parties and may now be created using the HuMAb-Mouse system, is specific for a particular antigen on a tumor cell or pathogen, depending on the target fragment utilized. The Company's bispecifics, therefore, are designed to bind to a specific type of tumor cell or pathogen and to a killer cell, triggering the destruction of the target by the killer cell. See "Risk Factors".

  Based on clinical trial results, the Company believes that its bispecific technology differs from conventional antibody technology in that it involves an approach that circumvents antibody-blockade. Medarex's bispecific products can attach directly to Fc receptors without competition from natural antibodies because they bind at a site that is separate from the normal binding site. Data from clinical trials has shown that a large percentage of the patient's monocytes can be "armed" with thousands of bispecifics within minutes after the infusion of a few milligrams of the product. When the targeting component of the bispecific binds to a tumor or pathogen, the killer cell may be triggered to destroy the target and to commence the process of antigen presentation. The bispecific products may thus combine the potential for cell killing (cytotoxicity) with antigen presentation (in a sense, vaccinating the patients against their own disease). By their potential ability to combine targeted cell killing with antigen presentation, bispecifics are designed to be more efficient than monoclonal antibodies and to have a more comprehensive and enduring effect than other therapeutic agents designed only to destroy tumor cells or pathogens. See "Risk Factors".

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

Other Monoclonal Antibody Technology

  Blocking the Immune System--Monoclonal Antibodies. The first monoclonal antibody product approved by the FDA for therapeutic use was OKT-3, which was designed to block the immune system's T cells from rejecting transplanted organs. More recently, the FDA approved the sale of ReoPro(R) (ReoPro(R) is a registered trademark of Centocor, Inc.), an antibody fragment designed to block the GPIIBIIIA receptor on platelets. These monoclonal antibody products do not rely on activating the immune system; instead, they seek to bind to a particular receptor or cell in a way that will hinder the immune system from carrying out an undesired action. Such products may consist of antibody fragments, which principally contain the antigen binding region of the antibody, or fully intact monoclonal antibodies.

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

  Humanized Antibodies. A number of companies and academic research institutions have developed techniques for creating humanized monoclonal antibodies. The goal of these approaches has been to remove approximately 90% of the mouse antibody and replace those parts with the equivalent portions of human antibodies. The remaining portions of the antibody (i.e., those that are important for binding to the desired antigen), continue to be murine. This process of humanizing an antibody takes several months to complete after the initial mouse monoclonal antibody has been created. The humanization process may also cause a decrease in the affinity of the antibody (i.e., the strength of its binding to the antigen). Various entities have publicly announced that they hold patents covering the humanization of monoclonal antibodies; these entities include Protein Design Laboratories, Inc., Genentech, Inc. and the Medical Research Council.

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

  HuMAb-Mouse -- Fully Human Antibodies. The Company, through its acquisition of GenPharm, has acquired the ability to make fully human monoclonal antibodies in transgenic mice, thus avoiding the need to humanize murine monoclonal antibodies. The Company has created essentially "humanized" mice, a "HuMAb-Mouse" -- that is, the mouse genes for creating antibodies have been inactivated and have been replaced by human antibody genes. As a result, these transgenic mice produce completely human monoclonal antibodies when they are immunized. The creation of these new monoclonal antibodies takes approximately the same amount of time as the immunization of normal, wild-mice, i.e., approximately three to six months, and the monoclonal antibodies derived from the HuMAb-Mouse have binding constants as high as or higher than antibodies obtained from normal mice, reaching in some cases, 10-/11/ and 10-/12/. The antibodies from the HuMAb-Mouse technology are 100% human and do not require any humanization or maturation engineering. The Company is not aware of any licenses required to create these human antibodies except under patents owned or licensed by the Company. See "Risk Factors".

  Medarex is currently in discussions with numerous potential partners for its HuMAb-Mouse technology and several potential partners for its therapeutic products. While no assurance can be given, management believes that it will enter into several partnerships relating to the HuMAb-Mouse technology in 1999. See "Risk Factors".

 Medarex's Platforms and Products

Proprietary Products

  The following discussion outlines the Company's products and current development status.

  The HuMAb-Mouse Products.

  Monoclonal antibodies represent the single largest category of biotechnology products in clinical trials, according to a 1996 survey by the Pharmaceutical Research and Manufacturers of America as reported in

Biotechnology Medicines in Development. Medarex believes that monoclonal antibodies will continue to be an important technology for pharmaceutical product development and that fully human monoclonal antibodies, such as those obtained via its HuMAb-Mouse, will play a significant role in this development. Medarex's GenPharm subsidiary is currently offering to such potential partners a range of services, including access to the HuMAb-Mouse, custom creation of monoclonal antibodies, and the scale up and production of such antibodies in its manufacturing facilities. The Company entered into six new partnerships based on the HuMAb-Mouse technology in 1998 and, while no assurance can be given, management believes that it will enter into several more partnerships relating to the HuMAb-Mouse technology in 1999, resulting in the receipt of license fees, milestone payments and royalties. See "Risk Factors".

  Monoclonal antibodies created by the HuMAb-Mouse are not only fully human but do not fall under the claims of patents relating either to humanizing mouse antibodies or to producing human antibodies via "phage" or similar mechanisms. Medarex's GenPharm subsidiary has been issued numerous patents for its HuMAb-Mouse. A number of these patents are the subject of a Cross Licensing Agreement with Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P. and Japan Tobacco, Inc. (the "Xenotech Group") pursuant to which the Xenotech Group paid to GenPharm $15 million in 1997 and an additional $23.6 million in 1998.

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

  At present, the Company has ten partners for its HuMAb-Mouse technology representing a spectrum of potential collaborations. In conjunction with these partnerships the Company may receive license fees, research fees, milestone payments and product royalties. See "--Corporate Collaborations" and "Risk Factors".

  Monoclonal Antibody Production and Scale-Up. Once a monoclonal antibody has been created, it must be produced in substantial quantities under the FDA's Good Manufacturing Practices (cGMP) requirements. Medarex has considerable experience in producing antibodies for clinical trials under such rigorous conditions, and it is currently doing so in a 53,000 sq. ft. facility for its antibody-based products now in clinical trials. Management believes that the capacity of Medarex's production facility is sufficiently large to allow Medarex to produce additional monoclonal antibodies for itself and for its partners. See "Risk Factors".

  Cancer Products.

  Each of the Company's bispecific therapeutic products for cancer targets a different antigen. MDX-210, MDX-447 and MDX-220 are all antigen-specific products and may be useful in the treatment of the various forms of cancer in which their specific antigen targets are highly expressed.

  MDX-210: HER-2 Overexpressing Tumors

  The Company is developing MDX-210, a bispecific product designed to treat tumors that overexpress the antigen HER-2. MDX-210 combines the Company's proprietary trigger antibody fragment with a targeting antibody fragment specific for the HER-2 antigen. Researchers have discovered that HER-2 is overexpressed in prostate, colon, renal, breast, ovarian and other cancers. In May 1995, the Company entered into a collaborative agreement with Novartis providing for the development and commercialization of MDX-210. In February of 1999, Medarex reacquired the worldwide rights for MDX-210 after Novartis chose not to participate in the further development of the product. The targeting component used in this product is licensed to the Company by Chiron Corporation.

  In 1998, the Company announced results of a Phase II clinical trial of MDX-210 in patients with hormone refractory prostate cancers. 89% of the patients experienced a reduction in the rate at which their PSA levels were rising and 65% of the patients experienced a reduction in PSA levels. PSA is a biochemical marker associated with disease progression and death. In some cases, PSA levels have been reduced for over 300 days. Additionally, over a quarter of the patients evaluated for quality of life reported a significant reduction in average pain levels following treatment.

  The Company's MDX-210 bispecific currently undergoing clinical trials consists of a humanized trigger component and a murine target component. The Company is currently creating a "second generation" version of this product employing the HuMAb-Mouse technology. While no assurance can be given, the Company expects MDX-210 to enter Phase III clinical trials in 1999. See "Risk Factors".

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

  A Phase II clinical trial of MDX-447 to treat head and neck cancers that overexpress EGF-R is underway at the Memorial Sloan-Kettering Cancer Center, Hershey Medical Center and several other centers. MDX-447 demonstrated that it was immunologically active at all doses in a Phase I/II clinical trial.

  MDX-220: Colon and Prostate

  The Company is developing a bispecific therapeutic product, designated MDX-220, that targets TAG-72, an antigen found to be overexpressed in a significant percentage of colon, prostate and certain other tumors. The targeting component for this product, known as CC-49, has been licensed from the National Cancer Institute. The Company commenced a Phase I/II clinical trial of this product for hormone refractory prostate and colorectal cancer in 1998. See "Risk Factors."

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

  MDX-33 may diminish the ability of various killer cells to phagocytose and destroy platelets by binding to Fc receptors in such a way as to temporarily remove many of the Fc receptors from the surface of the macrophage. By reducing the number of Fc receptors, MDX-33 is designed to achieve the same therapeutic result as provided by large quantities of intravenous IgG, and might eliminate or reduce the need for the human blood-derived products in the treatment of ITP. The Company is developing MDX-33 in collaboration with Centeon for autoimmune hematological disorders. A Phase II trial with MDX-33 in ITP commenced in 1998.

  MDX-CD4: Rheumatoid Arthritis

  The Company is developing MDX-CD4, a fully human monoclonal antibody, for the treatment of rheumatoid arthritis and other autoimmune disorders. This development project is being carried out as part of a collaboration with Eisai, a leading Japanese pharmaceutical firm. MDX-CD4 binds to human CD4, which is present on the surface of certain T-cells in the human immune system. By binding to such T-cells, MDX-CD4 is designed to inactivate or reduce the ability of these cells to mediate the persistent inflammation characteristic of such autoimmune diseases. The Company commenced a Phase I clinical trial in rheumatoid arthritis in January of 1999. See "Risk Factors."

  MDX-44: Psoriasis

  MDX-44, for the treatment of psoriasis and other dermatological conditions is in pre-clinical development. MDX-44 is an immunoconjugate consisting of an antibody linked to ricin, a plant-derived toxin.

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

 Ophthalmological Products.

  MDX-RA: Secondary Cataracts

  MDX-RA is a monoclonal antibody conjugated to a plant derived toxin known as ricin and is designed to be used during primary cataract surgery to prevent the occurrence of secondary cataracts. A Phase I/II placebo-controlled clinical trial has been completed which indicated MDX-RA inhibits the development of opacification of new intraocular lenses following primary cataract surgery caused by the overgrowth of residual lens epithelial cells. A Phase III placebo controlled clinical trial of MDX-RA began in December of 1997. In November of 1998, the Phase III trial was suspended by the trial's safety committee after 565 patients had been treated. The reason for the suspension was the occurrence of serious adverse events (SAE's) in seven (7) placebo treated patients and six (6) patients given active drug. The Company is currently analyzing the SAE's and product formulation to try to determine the cause of the SAE's.

  The Company has a strategic alliance with Santen for the development of MDX-RA. Pursuant to the collaboration, Santen has obtained the exclusive marketing rights of MDX-RA in Japan. The Company has reached an understanding with Santen regarding certain modifications to the Santen License whereby the Company will obtain, among other things, revisions in the manufacturing and royalty provisions as well as an option, subject to certain rights of Santen, to reacquire commercial rights to the MDX-RA product for the Japanese market. In return, the Company allowed Santen to issue a contingent note in the amount of $1,000,000 due in January of 2000 for the milestone payment which was due in January 1998 relating to the initiation of Phase III clinical trials of MDX-RA in the United States.

Market Overview

  Cancer. The Company has targeted the following cancer indications for treatment with its therapeutic products.

  Prostate Cancer. The American Cancer Society ("ACS"/2/) estimated that approximately 179,000 new cases of prostate cancer would be diagnosed in the United States in 1999. Current treatment options include surgery, radiation and/or hormones and anti-cancer drugs. Prostate cancer is the second leading cause of cancer death in men, resulting in an estimated 37,000 deaths in 1999 in the United States.

  Colon Cancer. The ACS estimated that approximately 129,000 new cases of colon cancer would be diagnosed in the United States in 1999. Five-year survival, if detected early, is 91%. After the cancer has spread locally, the survival rate decreases to 66%, and patients with distant metastases have less than a 9% chance of survival.

  Gastric, Lung, Head and Neck, Kidney and Bladder Cancer. The ACS estimated that approximately 22,000 new cases of gastric cancer, 172,000 of lung cancer (of which non-small cell lung cancer is a subset), 40,000 of head and neck cancers, 30,000 of kidney cancers and 54,000 of bladder cancers would be diagnosed in the United States in 1999. The five-year survival rate for gastric cancer is 21%, lung cancer is 14%, head and neck cancer is 56%, kidney cancer is 61% and bladder cancer is 82%.

--------
/2 /American Cancer Society Facts and Figures-1999.

  Ovarian Cancer. The ACS estimated that approximately 25,000 new cases of ovarian cancer would be diagnosed in the United States in 1999. Current treatments include surgical removal of one or both ovaries, the uterus and the fallopian tubes as well as radiation and drug therapy. According to the ACS, ovarian cancer is the leading cause of death for cancers of the female reproductive system, and the overall five-year survival rate is 50%.

  Breast Cancer. The ACS estimated that approximately 175,000 new cases of breast cancer would be diagnosed in the United States in 1999. Current treatments have extended the five-year survival rate for localized breast cancer to 97%. If the breast cancer has spread regionally, however, the five-year survival rate is 77% and for persons with distant metastases, the five-year survival rate is 22%, according to the ACS.

  Leukemia. The ACS estimated that approximately 10,100 AML patients would be diagnosed in the United States in 1999. The disease spreads rapidly and median survival with conventional therapy is approximately one year. AML is a cancer affecting certain white blood cells.

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

  Rheumatoid Arthritis. In 1990, there were approximately 2.1 million/3/ people in the United States suffering from Rheumatoid Arthritis ("RA"). RA is a debilitating disease marked by progressive erosion of bone and cartilage in the joints and decalcifications of joint bones. Researchers theorize that RA is either an inflammatory or immune response to certain antigens in the body.

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

Corporate Collaborations

  Medarex is actively pursuing the establishment of strategic alliances with major biotechnology and pharmaceutical companies for the development and commercialization of its technology. See "Risk Factors."

  Merck KGaA. Under the terms of the E. Merck collaboration (the "Collaboration"), E. Merck's EGF-R targeting mechanism has been combined with the Company's trigger mechanism to form MDX-447, a bispecific product for the treatment of head, neck and other EGF-R overexpressing cancers. In 1994, E. Merck purchased 450,000 shares of Common Stock at $7.00 per share for an aggregate purchase price of $3.15 million in lieu of research and development funding. In 1998, E. Merck provided $1.2 million through the purchase of 192,000 shares of common stock at a price of $6.25 per share which included a 20% premium to fund further clinical trials. Upon the achievement of certain milestones, E. Merck may provide the Company with up to $25 million (the "Additional Funding") to fund Phase III clinical trials. E. Merck has the option, upon the commencement

--------
/3 /Source: "Rheumatoid Arthritis", Arthritis Foundation, National Arthritis
   Data Workgroup, Atlanta, Georgia-1990
of the Additional Funding, to purchase 1.0 million shares of the Company's Common Stock at a price of $12.50 per share for an aggregate purchase price of $12.5 million to satisfy half of its Additional Funding obligation. E. Merck has certain additional rights to purchase the Company's Common Stock at a price of $15.00 per share to obtain an ownership interest of up to 10% of the Company's Common Stock on a fully diluted basis. After E. Merck's funding of $29 million of the Collaboration, the parties will share future development costs equally. There can be no assurance that the applicable milestones will be achieved or that additional funding will be received from E. Merck. See "Risk Factors."

  The Company has the exclusive commercialization rights in the United States, subject to royalties payable to E. Merck, for the EGF-R bispecific and any other bispecific developed by this Collaboration. E. Merck has exclusive commercialization rights in Europe, subject to royalties payable to the Company, and the two companies jointly hold commercialization rights for the rest of the world. In 1998, E. Merck purchased an option for $1.5 million plus agreed to pay certain clinical trial costs from the Company for the exclusive right to negotiate for additional territorial rights for MDX-447.

  Novartis. In May 1995, the Company entered into a collaborative arrangement with Ciba-Geigy, Limited (now Novartis) to develop and market MDX-210, a bispecific product designed to treat tumors that overexpress the antigen HER-
2. The collaboration provided for the joint development of MDX-210 by the two companies. Under the terms of the arrangement, the Company sold 899,880 shares of Common Stock to Novartis for an aggregate purchase price of $4,000,000. The Company also granted Novartis worldwide exclusive rights to MDX-210 subject to Novartis' election to purchase additional equity in the amount of $4,000,000, make milestone and research payments of up to $31 million and to pay royalties on product sales. In such event, Novartis would be responsible for all Phase III clinical trial and market launch costs of MDX-210. In February 1999, the Company reacquired the worldwide rights to MDX-210 after Novartis notified the Company that it would not participate in the further development of MDX-210.

  Centeon. On April 26, 1996, the Company announced a collaborative arrangement with Centeon to jointly develop MDX-33, a humanized monoclonal antibody for the treatment of a variety of autoimmune hematological disorders. Under the terms of the agreement, Centeon will finance product development through Phase II clinical trials up to a maximum of $20 million. Upon successful completion of previous clinical trials, Centeon will also fund Phase III clinical, regulatory approvals and commercial launch costs. In addition, Centeon paid Medarex a $1 million up-front fee and will pay approximately $1 million in research and development funding for manufacturing improvements. Subject to the terms of the agreement, Centeon will pay Medarex approximately $10 million for the achievement of specific milestones. Upon commercialization, Centeon will have exclusive worldwide marketing rights to MDX-33 for autoimmune hematological disorders, and Medarex will be entitled to royalty payments and may also manufacture the product for Centeon. There can be no assurance that the additional funding will be received from Centeon.

  Santen. Effective December 29, 1995, the Company's HBI subsidiary and Santen entered into a Co-development and License Agreement (the "Santen License") covering the marketing in Japan of MDX-RA. To maintain exclusive marketing rights, Santen is required to provide $3,000,000 over the next three years to support the development of MDX-RA. Santen may elect not to make any payment, but in such event, the license may be made non-exclusive or terminated by the Company. Santen is obligated to seek regulatory approval for the product in Japan and is responsible for the development cost associated with these efforts. Upon the commencement of commercial sales by Santen in Japan, Santen will pay the Company earned royalties based on net sales. Commencing six months after approval of MDX-RA by Japanese regulatory authorities, Santen is required to pay minimum royalties. The Company retains all other marketing rights and Santen is required to purchase MDX-RA from the Company. Amounts paid by Santen to the Company, except those amounts related to the purchase of MDX-RA, are subject to a 10% withholding tax imposed by the Japanese government. In 1998, the Company reached an understanding with Santen regarding certain modifications to the Santen License whereby the Company will obtain, among other things, revisions in the manufacturing and royalty provisions as well as an option, subject to certain rights of Santen, to reacquire commercial rights to the MDX-RA product for the Japanese market. In return, the Company allowed Santen to issue a contingent note in the amount of $1,000,000 due in January 2000 for the milestone payment which was originally due in January 1998 relating to the initiation of Phase III clinical trials of MDX-RA in the United States. The Company receives U.S. income tax credits equal to the amounts withheld, but the Company is not currently able to utilize such credits. In November of 1998, the Phase III trial was suspended by the trial's safety committee after 565 patients had been treated. The reason for the suspension was the occurrence of serious adverse events (SAE's) in seven (7) placebo treated patients and six (6) patients given active drug. The Company is currently analyzing the SAE's and product formulation to try to determine the cause of the SAE's. As a result of the suspension of the Phase III clinical trial of MDX-RA, the Company and Santen are discussing Santen's continuing role and there can be no assurances that additional financing will be received from Santen.

  Eisai. In May 1993, the Company's GenPharm subsidiary entered into a collaborative agreement with Eisai, a leading Japanese healthcare company, to fund the development and initial manufacturing of a human antibody product to a specific antigen (the "Eisai Agreement"). The Eisai Agreement and subsequent amendments provide for $12 million of research payments to GenPharm, as well as a further $18.5 million of milestone and other payments. To date, GenPharm has received research and milestone payments totaling $13.6 million. GenPharm filed an IND with the FDA in 1998 for the first of the HuMAb-Mouse products developed through this collaboration and commenced a Phase I clinical trial in rheumatoid arthritis in January, 1999. Eisai has exclusive marketing rights for Japan and for countries in Asia and Europe. GenPharm has retained marketing rights for North America and the remaining parts of the world. GenPharm will receive royalty payments on Eisai sales as well as payments for providing bulk product to Eisai.

  Centocor. In February 1997, GenPharm entered into a Research and Commercialization Agreement (the "Centocor Agreement") with Centocor. The collaboration is focused on developing completely human antibodies to four unnamed antigens. The Centocor Agreement provides for research payments to be paid to GenPharm, as well as equity investments totaling $4 million which was paid in 1998. In addition, GenPharm received $4 million in January of 1999 for the exercise of Centocor's option for commercial rights to such antibodies and could receive up to an additional $48 million upon the achievement of various clinical milestones with respect to these antibodies. In turn, Centocor will have worldwide marketing and manufacturing rights to any resulting antibodies for which they have exercised their option for commercial rights, subject to the payment of royalties to GenPharm.

  LeukoSite. In January 1995, GenPharm entered into a collaboration with LeukoSite to produce human antibodies from GenPharm's HuMAb-Mouse against specified antigens (the "LeukoSite Agreement"). The term of the LeukoSite Agreement and the research program to be conducted thereunder (the "Research Program") were extended pursuant to certain amendments executed in 1996. Each party was responsible for their own costs of work to be performed and materials to be supplied under the Research Program. The companies were to share worldwide commercial rights for human antibodies which result from the collaboration. The first human antibodies from the collaboration are in the preclinical phase. In February 1999, the Company and LeukoSite expanded their collaboration to allow LeukoSite the ability to utilize the HuMAb-Mouse system as part of their discovery research program. In exchange, the Company received certain additional rights to an anti IL-8 antibody being jointly developed by the Company and LeukoSite and could receive milestone payments and royalties on commercial sales of products developed and commercialized by LeukoSite using the HuMAb-Mouse technology.

  Between February 1998 and January 1999, GenPharm entered into seven new HuMAb-Mouse Licensing arrangements. These arrangements were with Novartis, Bristol-Myers, Schering AG, Fibrogen, medac, E-Site, and in January of 1999, Immunex.

  Schering AG. In February 1998, the Company entered into a collaboration with Schering AG in which Medarex will use its HuMAb-Mouse technology to produce fully human antibodies to a proprietary antigen for Schering AG. Medarex could receive research and development payments, a license fee, milestone payments and royalty payments on future product sales by Schering AG.

  E-Site. In May 1998, the Company entered into an antibody development agreement with E-Site, a privately held biotechnology company. Under this new research collaboration and license agreement, E-Site will employ Medarex's HuMAb-Mouse technology to produce a fully human antibody for use as part of a platform technology that has the potential to treat numerous infectious diseases. Medarex could receive license fees, milestone payments and pre-clinical and clinical manufacturing payments plus royalty payments on future product sales by E-Site. In addition, Medarex and E-Site will collaborate to develop a second human antibody that will be shared by both companies.

  Bristol-Myers. In June 1998, the Company entered into a research agreement with Bristol-Myers involving Medarex's HuMAb-Mouse technology. Bristol-Myers will use the HuMAb-Mouse to create human antibodies to multiple antigens for use in their drug discovery programs. The agreement includes the option for Bristol-Myers to commercialize these antibodies with terms that could result in license fees and milestone payments, plus royalties to Medarex.

  Fibrogen. In July 1998, the Company and FibroGen, a privately held biotechnology company, entered into an antibody development agreement for potential anti-fibrotic therapies. Medarex could receive research and development payments, license fees and milestone payments plus royalty payments on future product sales by FibroGen. The agreement calls for Medarex to use its HuMAb-Mouse technology to produce fully human antibodies against FibroGen's proprietary targets for exclusive use by FibroGen and its licensees. FibroGen's targets include connective tissue growth factor (CTGF) and its processed fragments, bone morphogenic protein 1 and tolloids, key proteins implicated in fibrotic disease.

  medac. In September 1998, the Company entered into an antibody development agreement with medac, a privately held company. Under this research collaboration and license agreement, Medarex will use its technology to produce a new Bispecific antibody to treat Hodgkin's Lymphoma. Medarex will employ its HuMAb-Mouse technology to generate a fully human monoclonal antibody to CD30, a potential cancer antigen for which medac claims proprietary rights.

  Novartis. In November, the Company and Novartis entered into a global licensing arrangement involving Medarex's HuMAb-Mouse technology. Under the terms of the agreement, Novartis obtains the rights to use the HuMAb-Mouse technology throughout the entire Novartis organization for an unlimited number of targets for up to ten years. Under the terms of the arrangement, Novartis made an initial equity investment in Medarex common stock of $2 million at a premium to the market price on the day of the transaction. An additional $1 million equity investment will be made on the first anniversary of the agreement. A further $3 million in equity purchases may be made after the initial five year term of the agreement. In addition, the Company could receive license fees, milestone payments and royalties on sales of products made utilizing the HuMAb-Mouse technology.

  Immunex. In January 1999, the Company and Immunex entered into a license arrangement involving Medarex's HuMAb-Mouse technology. Through this license, Immunex obtained the rights to use the HuMAb-Mouse technology throughout the entire Immunex organization for an unlimited number of targets for up to ten years. Under the terms of the agreement, the Company will receive technology access fees, and could receive research payments, license fees and milestone payments, as well as royalties on commercial sales.

  In March 1999, the Company and BankInvest Biomedical Development Venture Fund (BankInvest VF") announced the formation of a new Danish company to develop and commercialize a portfolio of fully human antibodies derived from the Company's HuMAb-Mouse technology. This new company, Genmab, has received initial funding of approximately $5.5 million with BankInvest VF as lead investor with A/S Dansk Erhvervsinvestering and others, as co-investors. Genmab will be jointly owned by the Company and these investors. Genmab will take advantage of Denmark's high quality medical and research institutions to conduct clinical trials of human antibody products. Genmab will also have the opportunity to contract with Medarex for product development resources, including its manufacturing and antibody development expertise. Genmab will focus primarily on developing several products to treat inflammatory conditions, such as rheumatoid arthritis and psoriasis, and has received a license to certain of the Company's rights to MDX-CD4, a fully human antibody in Phase I/II clinical trials for the treatment of rheumatoid arthritis.

Contract and License Revenues

  In 1996, 61% of the Company's total revenue was derived from Centeon. Such revenues were derived from a collaborative arrangement with Centeon dated April 26, 1996. Included in revenue was $1,150,000 representing an up-front payment of $1,000,000 and $150,000 of research and development payments. In addition, 25% of the Company's total revenues was derived from Novartis. This revenue was the result of an arrangement made on June 28, 1995 where the Company sold 899,888 shares of Common Stock to Novartis at $4.445 per share, for an aggregate purchase price of $4,000,000. The purchase price represented a premium of approximately $1,140,000 over the then fair market value of the Company's Common Stock. This premium represents consideration paid for research activities performed by the Company and was amortized into income as the clinical trial and research activities were performed. As of December 31, 1995, $667,000 had been recognized as contract revenues and $476,000 was recognized as contract revenue in 1996.

  In 1997, 26% or $865,000 of the Company's revenues were derived from Santen for research funding, 23% or $743,000 were from Centeon for research funding and milestone payments and 12% or $377,000 were from Eisai for research funding.

  In 1998, 20% or $1,339,000 of the Company's total revenue was derived from Centeon for research funding, 13% or $900,000 were from Santen for research funding, 11% or $750,000 from Eisai for a milestone payment and 24% from Merck KGaA including $1,112,000 for producing MDX-447 for proposed new human clinical trials, $492,000 for research funding and $240,000 premium paid for the Company's Common Stock over the fair market value.

  No other single source accounted for more than 10% of the Company's total revenues for 1996, 1997 and 1998.

Research Collaborations

  Dartmouth Medical. The Company has obtained from Dartmouth Medical the exclusive worldwide rights (on a royalty-free basis) to the trigger component of its bispecific products. The Company also actively pursues opportunities to evaluate and possibly acquire from other companies and academic institutions targeting mechanisms that may be used in bispecific therapeutic products.

  Chiron Corporation. The Company has a license agreement with Chiron Corporation pursuant to which the Company obtained a license to two targeting molecules to HER-2 expressing tumors. The Company's obligation to pay royalties expires on the 10th anniversary of the first sale of licensed products thereunder. Additional targeting molecules have been licensed to the Company and others are currently under evaluation.

  Immuno-Designed Molecules, S.A. Under the terms of a certain Financing Agreement dated December 1, 1993 ("Financing Agreement") and amended on January 17, 1995 and further amended on December 19, 1996, by and among the Company, Immuno-Designed Molecules, S.A. ("IDM"), a biotechnology company based in France, and G. Musuri S.A., an investment and consulting company based in Spain, the Company has acquired an option to purchase the exclusive United States rights to a cellular therapy known as macrophage activated killer cells (MAK(TM)/4/) when used in conjunction with bispecifics or other protein-based targeting devices (Targeted Immuno-therapy) from IDM.

  MAK technology is designed to increase the therapeutic capacity of a patient's own white blood cells. MAKs have numerous potential applications, including possible use as cancer therapeutics in conjunction with the Company's bispecifics.

--------
/4 /MAK(TM) is a trademark of IDM.

  MAK therapy was well tolerated in Phase I clinical trials conducted by IDM in Europe for the treatment of cancer and is currently being used in a Phase II trial in Europe for the treatment of ovarian and bladder cancer. IDM is currently developing additional protocols for Phase II clinical trials to be conducted in Europe.

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

Marketing, Manufacturing and Facilities

  The Company's products fall into two groups: those intended to be marketed and sold by the Company and those expected to be marketed by licensees or distributors. The Company currently intends to market itself or in combination with a partner its MDX-210 product for Her-2 expressing tumors and its MDX-447 product for EGF-R expressing cancers in the United States. The advanced stages of these diseases are treated primarily at Comprehensive Cancer Centers, 21 institutions specifically recognized by the National Cancer Institute with an especially broad approach to the treatment of cancer. The Company believes that a small sales force can successfully introduce and detail its products in this concentrated marketplace. Currently, the Company has no such sales force. The Company intends to develop its internal sales capacity as its first products progress toward commercialization.

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

  The Company has leased approximately 53,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. Management believes that this facility is well suited for clinical-grade production of bispecific and monoclonal antibodies as it has in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. By leasing this facility and spending modestly to adapt it, management believes that the Company has preserved a considerable amount of capital that might otherwise have been used to build a biopharmaceutical production facility. The initial term of the lease ended on September 30, 1998 and on October 10, 1997, the Company elected to renew the lease for an additional five years.

  Additionally, as a result of the GenPharm Merger, the Company assumed the lease of GenPharm's facilities located in Palo Alto, California. The lease expired on December 31, 1997. In January 1998, the Company secured a four year lease on approximately 10,000 square feet of a modern facility located in San Jose, California, owned by Becton Dickinson Corporation. This space includes an animal facility to house GenPharm's HuMAb-Mouse, research and development laboratories and administrative offices.

  The combined minimum annual lease commitments for both facilities range between approximately $1,400,000 to $2,200,000, and the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $9,554,000.

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

  Continuing development of conventional chemotherapies and other drugs by large pharmaceutical companies carries with it the potential for discovery of an agent active against various solid tumor cancers, AML, ITP, rheumatoid arthritis and secondary cataracts, the markets upon which the Company has focused. The development of new treatment methods, whether based on monoclonal antibodies or on other technologies, could render the Company's technology and products under development uncompetitive or obsolete. In particular, the Company is aware that Genentech, Inc. has developed a monoclonal antibody-based product that targets HER-2 that may be competitive with MDX-210. The Company is also aware that ImClone Systems, Inc. has published reports indicating that it is developing monoclonal antibody-based products targeting EGF-R that may be competitive with MDX-447. ITP is currently being treated with WinRho SDFTM sold by Nabi(R), IVIgG and steroids all of which have had limited success. Rheumatoid arthritis is currently being treated with a number of compounds and a number of monoclonal antibodies, including antibodies against TNF and CD4. Anti TNF and Anti CD4 antibodies are being developed by a number of companies including Centocor, Inc., Idec Pharmaceuticals, SmithKline Beecham and others.

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

  The Company's principal competitor for the HuMAb-Mouse technology is Abgenix, Inc. ("Abgenix"). As a result of certain Cross Licensing Agreement with the Company, Abgenix offers to potential partners the use of its transgenic mice known as Xenomice(TM)/5/, that, according to Abgenix, are capable of generating human monoclonal antibodies.

  Numerous companies have expertise in the realm of humanization technology, such as Genentech, Inc., Protein Design Labs, Inc. and others and with phage display technology such as Cambridge Antibody Technology PLC, Dyax Corp. and MorphoSys GmbH.

Patents, Trademarks, Trade Secrets and Licenses

  General. Proprietary protection for the Company's products, processes and know-how is important to the Company's business. The Company's policy is to file patent applications to protect technology, inventions, and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know-how, and continuing technological innovation to develop and maintain its competitive position. The Company plans to aggressively prosecute and defend its patents and proprietary technology. The Company has obtained patents from the United States patent office, the European patent office and the patent offices of Australia, Canada, Japan, New Zealand and Israel, covering the Company's bispecific products. These patents have expiration dates from 2007-2015. Additional patent applications are pending throughout the world. The Company has also obtained a number of patents from the United States patent office covering the Company's HuMAb-Mouse technology, and in September 1997, the European patent office issued a patent covering the Company's HuMAb-Mouse technology. These patents have expiration dates from 2011-2015. Additional patent applications are pending throughout the world.

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

  Competitors or potential competitors have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights relating to materials or processes competitive with those of the

--------
/5 /Xenomice is a trademark of Abgenix.

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

Regulatory Issues

  General. The production, distribution and marketing of the Company's products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs and biologics are subject to extensive rigorous federal regulation including the requirement of approval by the FDA before marketing may begin and, to a lesser extent, state regulation. The Federal Food, Drug, and Cosmetic Act and the Public Health Service Act both, as amended, and the regulations promulgated thereunder, and other federal and state statutes, and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, distribution, storage, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory scheme, if successful, will take a number of years and involve the expenditure of substantial resources.

  The Company's products and activities in the United States are regulated by the FDA in accordance with the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, and other laws. The standard process required by the FDA before a therapeutic drug or biological agent may be marketed in the United States includes (i) preclinical laboratory and animal tests; (ii) submission to the FDA of an application for an IND, which must become effective before human clinical trails may commence; (iii) preliminary human clinical studies to evaluate the drug and its manner of use; and (iv) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug (and, in the case of a biologic, its potency as well) for its intended indication. See "Research, Development and the Clinical Trials Process". If the product is regulated as a drug, the FDA Center for Drug Evaluation and Research ("CDER") will require the submission and approval of a New Drug Application ("NDA") before commercial marketing may begin. If the product is regulated as a biologic, the

FDA Center for Biologics Evaluation and Research ("CBER") will require the submission and approval of a Biologic License Application ("BLA") before commercial marketing may begin. As part of the NDA or BLA processes, the manufacturer is required to accumulate, and submit to the FDA for review and approval, a significant amount of data concerning the safety and effectiveness (and, in the case of a biologic, potency) from laboratory/animal testing and clinical studies, manufacturing, product stability and other studies. Each domestic and foreign biopharmaceutical manufacturing establishment including contract manufacturers for the Company must also be registered with the FDA and pass an inspection by the FDA prior to approval for commercial distribution.

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

  Under the Prescription Drug User Fee Act, the Company must pay FDA certain fees for reviewing a BLA or NDA or supplement thereto, for each commercial manufacturing establishment it controls, and for each product it manufactures. These fees can be significant; the NDA or BLA review fee can, by itself, exceed $270,000, although certain deferrals, waivers and reductions may be available. While user fees can be significant, they are not a significant expense in the overall cost of product development and the regulatory process. In addition, under that law and FDA regulations, each NDA or BLA submitted for FDA approval is reviewed usually within the 45 to 60 days following submission of the application for administrative completeness and reviewability. FDA can refuse to file any NDA or BLA that it deems incomplete or not easily reviewable. If FDA refuses to file an application, FDA will retain 25% percent of the user fee as a penalty. The Company may then resubmit the application, after incorporating the additional information or changes demanded by FDA, or request that the application be filed for substantive review over protest. In either case, the Company will be required to pay a new NDA or BLA review fee. There can be no assurances that any application submitted by the Company will be filed by FDA, and if filed will be approved.

  Moreover, the Company is, or may become, subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, storage, handling and disposal of waste and hazardous substances, including radioactive and toxic materials and infectious disease agents used in conjunction with the Company's research work. Certain of the Company's products and technology are subject to export controls which may affect operations, technology transfer and employment of non U.S. citizens and consultants. The failure to comply with various federal, state and local laws governing these matters could adversely affect the Company.

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

  Before a therapeutic product may be sold in the United States and other countries, clinical trials of the product must be conducted and the results submitted to the appropriate regulatory agencies for approval. In the United States, these clinical trial programs generally involve a three-phase process. Typically, Phase I studies are conducted in healthy volunteers or, on occasion, in patients afflicted with the target disease, to determine the early side effect profile and the pattern of drug pharmacokinetics distribution and metabolism. In Phase II, studies are conducted in groups of patients afflicted with the target disease to determine preliminary efficacy, optimal dosages and expanded evidence of the safety profile. In Phase III, large-scale clinical trials are conducted in patients with the target disease to provide sufficient data for the statistical proof of efficacy and safety required by federal regulatory agencies. Such Phase III trials must be well-controlled, and success of such trials often depends on the ability of the Company to ensure the required level of control is maintained. Maintenance of such control is very difficult, and there can be no assurance that the Company will be able to do so. The clinical trial process may take three to six years or more to complete and there can be no assurance that the data collected will demonstrate the product to be safe or effective or, in the case of a biological product, potent as well, or will support FDA approval of the product.

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

  The Company also will be subject to widely varying foreign regulations governing clinical trials and pharmaceutical sales. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in these countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The Company intends, to the extent possible, to rely on foreign licensees to obtain regulatory approval for marketing the Company's products in foreign countries. There is no assurance that such approvals will be obtained. In addition, under current law, there are significant restrictions on the export of products not approved by the FDA depending the country involved and the status of the product in that country. There can be no assurance that the Company will be able to obtain the approvals necessary to export its products to other countries for commercial distribution.

  Regulatory approval to market a biologic or a new drug ordinarily takes a number of years and involves the expenditure of substantial resources. Approval time depends on a number of factors, including the period of review at the FDA, the number of questions posed by the FDA during the review, how long it takes the Company to respond to the FDA question, the severity of the disease in question, the availability of alternative treatments, the availability of clinical investigators and eligible patients, the rate of enrollment of patients in clinical trials and the risks and benefits demonstrated in the clinical trials.

  Currently, the Company has one product in Phase III clinical trials, MDX-RA for the prevention of secondary cataract. None of the Company's products has been approved by the FDA for sale and approval.

  The Company has experienced operating losses in each year since its inception and expects its operating expenses to increase at an accelerating rate over the next several years as the Company expands and accelerates its clinical trials and product development efforts.

  Orphan Drug Designation. The Orphan Drug Act provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or conditions. Biological products targeted for affected patients populations in the United States of fewer than 200,000 persons per year may be eligible for new drugs and orphan drug designations. Medarex seeks orphan drug designation for all qualified products as they enter clinical trials. The FDA granted requests for orphan drug designation for MDX-22 for the treatment of AML in 1990. A request for orphan drug designation for MDX-210 for the treatment of ovarian cancer was granted in October 1993. There can be no assurance that orphan drug designation will be accorded to other products developed by the Company. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory process. However, the Orphan Drug Act offers, among other things, the opportunity to receive funding for qualified clinical trials via a grant approval process. The sponsor who obtains the first marketing approval for a designated orphan drug for a given indication is eligible to receive seven years of United States marketing exclusivity for that drug for that indication subject to certain limitations. However, other drugs with different chemical structures for the same indication may be approved by the FDA despite orphan drug exclusivity held by Medarex. There can be no assurance that the Company will obtain marketing approval for any of its orphan drug products. There can be no assurance that the benefits of the existing statute will remain in effect, or that the Company will be able to maintain exclusivity for its products, if obtained at all. There also can be no assurances with respect to the scope of the Company's orphan exclusivity, if any, or that the Company's BLA or NDA, if any, will not be precluded from approval by the orphan exclusivity held by another entity.

  Treatment IND Status. The Company may also submit treatment protocols and INDs. The FDA may allow such protocols or products for patients with life-threatening and severely debilitating diseases especially where no satisfactory alternative therapy exists. The purpose of these regulations is to facilitate the availability of new products to desperately ill patients before general marketing begins and to allow for collection of additional safety and limited effectiveness data. Medarex may be able to recover some of the costs of production manufacture, research, development and handling prior to market approval if the Company is allowed to charge patients for the product used in such studies. Notwithstanding the foregoing, there are specific conditions which must be met before a sponsor may charge reimbursement costs for an IND product, including notifying the FDA in writing in advance. The FDA may notify the sponsor that it is not authorized to charge for the products. No assurance can be given that the Company will be able to recover any of its costs prior to market approval.

  Drug and Biologics for Serious Or Life-Threatening Illnesses. The Federal Food, Drug and Cosmetic Act and FDA regulations provide certain mechanisms for an accelerated approval for products intended for treating serious or life-threatening conditions, which have been studied for safety and effectiveness, and which demonstrate the potential to address unmet medical needs for such conditions. The procedures permit early consultation and commitment from the FDA regarding pre-clinical and clinical studies necessary to gain marketing approval. Provisions of this regulatory framework also permit, in certain cases, NDAs or BLAs to be approved on the basis of Phase II clinical study results or on the basis of valid surrogate markers of product effectiveness, thus accelerating the normal approval process. The Company believes that certain of its products might qualify for this accelerated regulatory procedure although there can be no assurance the FDA will agree. Notwithstanding the foregoing, approval may be denied by the FDA or Phase III studies may be required. The FDA may also require the Company's agreement to perform post-approval Phase IV studies, as a condition of such early approval.

Employees

  As of December 31, 1998, the Company had 89 full-time employees, 35% of whom hold advanced degrees. None of the Company's employees is covered by a collective bargaining agreement. The Company has entered into employment contracts with certain of its executive officers. The Company considers relations with its employees to be satisfactory. In the next 12 months, the Company anticipates hiring up to 22 additional employees skilled in clinical testing, regulatory processes and manufacturing.

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

  Early Stage of Product Development. The Company's therapeutic products are under development and no revenues have been generated from the sale thereof. In addition, the Company has generated only minimal revenues from the sales or licensing of its research products. As of the date of this Annual Report, the Company has only one product in Phase III clinical trials, enrollment in which has been suspended, and none of the products under development by the Company has been approved by the FDA or foreign agency for sale. If the Company's products in preclinical studies advance to the clinical stage, there can be no assurance that any positive therapeutic effects of these products will be demonstrated in clinical trials or that toxic side effects will not occur. With respect to those products which the Company currently has in various phases of clinical studies, there can be no assurance that these products will prove to be effective or that significant toxic side effects will not occur negating the therapeutic utility, if any, of the product. Furthermore, any products which are successfully developed will be subject to various FDA and foreign agency regulatory requirements including, but not limited to, FDA and foreign agency approval prior to their commercial distribution. Such approval may take two to four years, or more, following submission of the requisite marketing application, if it is complete, and may never be obtained. Generally, only a small percentage of new therapeutic products developed in the laboratory is eventually approved by the FDA or foreign agency for commercial sale. No assurance can be given that the Company will succeed in the development and marketing of any therapeutic products.

  In addition, the Company's HuMAb-Mouse business includes the application of transgenic animal technology to the development of human antibody products for therapeutic uses. To the Company's knowledge, no other entity has completed the development of any therapeutic product derived from transgenic animals, and the Company cannot predict if any such products will be developed in the future. All of GenPharm's potential therapeutic products will require significant additional development, testing and regulatory approval, and additional capital will be required prior to their commercialization. Development of products based on transgenic animal technology is subject to a number of significant technological risks, and the time period required for any such development is lengthy and highly uncertain. Potential products that appear to be promising at an early stage of development may not reach the market for many reasons. These include the possibility that the Company will be unsuccessful in using transgenic animal technology to develop proposed products or that potential products will be unsafe or ineffective, fail to receive necessary regulatory approvals and clearances on a timely basis or at all, be difficult to manufacture on a commercially viable scale, be uneconomical to market, be precluded from commercialization by proprietary rights of third parties or be rendered obsolete or less desirable by equivalent or superior products developed and introduced by other parties.

  History of Operating Losses and Accumulated Deficit. The Company has experienced operating losses in each year since its inception and, as of December 31, 1998, had an accumulated deficit of approximately $109,000,000. The Company believes its operating losses will increase over the next several years as the Company expands and accelerates its clinical trials and product development efforts. In prior years, a significant portion of the Company's revenues was generated from collaborative development agreements. The Company currently has 13 such revenue-producing agreements, and its operating results may be adversely affected if certain milestones required by such agreements are not achieved by the Company or its collaborators. No assurance can be given that the Company or its collaborators will be able to meet such milestones. The Company's ability to achieve a profitable level of operations is dependent in large part on the Company or its collaborators obtaining regulatory approvals for their products for the Company, entering into agreements for product development and commercialization and making the transition to a pharmaceutical manufacturing and marketing company. There can be no assurance that the Company or its collaborators will ever achieve product approvals or that the Company will achieve a profitable level of operations.

  Additional Financing Requirements and Access to Capital Funding. The operation of the Company's business requires substantial capital resources. It is anticipated that the Company's current sources of liquidity will be sufficient to meet the capital requirements of the Company for a period of at least 18 months from the date of this Annual Report. The acceleration of the development of the Company's products will result in an increase in the rate at which the Company uses capital and in the Company's rate of losses. During such period and thereafter, the Company will continue to spend substantial funds to complete research and development of its products. The Company is likely to require additional funds for these purposes. If additional funds are raised through the issuance of equity, further dilution to stockholders may result. The Company has no established bank lines of credit or other arrangements through which it can obtain financing. No assurance can be given that additional funds will be available for the Company to finance its development on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of financing, the Company's business will be materially adversely affected.

  Dependence on Strategic Alliances. The Company has entered into strategic alliances relating to the research and development and sales, marketing and co-promotion of several of the Company's potential products. Under these arrangements, the Company has granted to its corporate partners license rights in and to certain of the Company's potential products in exchange for the payment of license fees and commitments for additional funding in the form of additional equity purchases, research and development payments and milestone fees. Most of these payments are subject to the Company's achieving certain milestones or to the satisfaction of the Company's collaborators with testing results of the related product. In particular, the Company has entered into strategic alliances with E. Merck, Centeon, Santen and Eisai to develop and market the Company's MDX-447, MDX-33, MDX-RA and MDX-CD4, respectively, and with Centocor, Novartis, Bristol-Myers Squibb, E-Site, LeukoSite, medac, Fibrogen, Schering AG and Immunex to develop human antibodies to specific antigens using the Company's HuMAb-Mouse technology. The Company relies on the payments made under these strategic alliances to further the development of these products and its operating results may be adversely affected if it is unable to meet certain milestones required by such agreement. Should these arrangements be terminated, the Company may be required to seek additional funding from other sources in order to develop and market these products. If such funding is not available, its research and product development efforts would be adversely affected. No assurance can be given that additional funds will be available on acceptable terms, if at all. If adequate funds are not available, the Company's business will be materially adversely affected.

  In addition, the Company granted to its collaborative partners certain rights to commercialize the products covered by these collaborative agreements. In some cases, the Company is relying on its collaborative partners to conduct clinical trials, to compile and analyze the data received from such trials, to obtain regulatory approvals and, if approved, to manufacture and market these licensed products. The Company cannot assure that these collaborative partners will be successful in conducting these trials or in obtaining regulatory approval and marketing these licensed products.

  Suspension or termination of certain of the Company's current collaborative research agreements could have a material adverse effect on the Company's operations and could significantly delay the development of the affected products. Continued funding and participation by collaborative partners will depend not only on the timely achievement of research and development objectives by the Company and the successful achievement of clinical trial goals, neither of which can be assured, but also on each collaborative partner's own financial, competitive, marketing and strategic considerations. Such considerations include, among other things, the commitment of management of the collaborative partners to the continued development of the licensed products, the relationships among the individuals responsible for the implementation and maintenance of the collaborative efforts, the relative advantages of alternative products being marketed or developed by the collaborators or by others, including their relative patent and proprietary technology positions, and their ability to manufacture potential products successfully. One or more of the collaborative partners may without notice suspend or terminate research agreements with the Company.

  In addition, certain collaborative partners have developed and may be developing competitive products that may result in delay or a relatively smaller resource commitment to product launch and support efforts than might otherwise be obtained if the potentially competitive product were not under development or being marketed.

  Government Regulation. The research and development activities of the Company as well as the investigation, manufacture, labeling, distribution, advertising, promotion and sale of therapeutic products are subject to extensive regulation, including pre-market approval, by the FDA, and by state and foreign agencies. The process of obtaining FDA and other approvals is costly and time-consuming, and there can be no assurance that any product that the Company may develop will be deemed to be safe and effective by the FDA or foreign agencies and granted marketing approval. Even if marketing approvals are obtained, a product and its manufacturer are subject to continuing review, and later discovery of previously unknown problems with a product or its manufacturer may result in the FDA imposition of restrictions on or actions against the product or its manufacturer, including prohibitions against manufacture, distribution and sale of products, withdrawal of products from the market, criminal prosecution of a company and its officers and employees and other enforcement actions. Delays in obtaining regulatory approvals may adversely affect the marketing of any products developed by the Company and the ability of the Company to receive product revenues and royalties. In light of the limited regulatory history of bispecific therapeutics based on the Company's technology, there can be no assurance that regulatory approvals for the Company's products will be obtained without lengthy delays, or at all. In addition, the Company cannot predict the extent to which changes to existing governmental regulations might have an adverse effect on the Company. The Orphan Drug Act provides incentives to manufacturers to undertake development and marketing of products to treat relatively rare diseases or conditions. Biological products targeted for affected patient populations in the United States of fewer than 200,000 persons may be eligible for orphan drug designation. In 1990, the Company received an orphan drug designation for MDX-22 for the treatment of Acute Myeloid Leukemia ("AML"). In October 1993, the Company received an orphan drug designation for MDX-210 for the treatment of ovarian cancer. Orphan drug designation does not convey and advantage in, or shorten the duration of, the regulatory process. However, the Orphan Drug Act offers, among other things, the opportunity to receive funding for qualified clinical trials via a grant approval process. The sponsor who obtains the first marketing approval for a designated orphan drug for a given indication is eligible to receive seven years of United States marketing exclusivity subject to certain limitations. The Company does not know if it will ever receive FDA approval to market MDX-22 or MDX-210, or if it will be the first sponsor to receive FDA approval to market these products. Thus, the Company does not know if it will receive orphan drug marketing exclusivity or that is rights to market MDX-22 or MDX-210 will be preempted by orphan drug exclusivity held by another company.

  Governmental Reforms. Health care reform is an area of increasing national and international attention and a priority of many elected officials. Several proposals to modify the current health care system in the United States to improve access and control costs are currently being considered by both federal and state governments.

Any such reform measures could adversely affect the amount of reimbursement available from governmental or private payers or could affect the ability to set prices for newly approved therapeutic products. Similar proposals are being considered by governmental officials in other significant pharmaceutical markets, including Europe. It is uncertain what proposals will be adopted or what actions governmental or private payers for health care goods and services may take in response to proposed or actual legislation in the United States or other important markets. The Company cannot predict the outcome of heath care reform proposals or the effect any such reforms may have on the Company's business. Any such proposals, if adopted, could have a material adverse effect on the revenue from and marketing of the Company's products.

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

  Patents and Proprietary Rights. Certain of the processes by which the Company is able to produce its products are proprietary; some of these technologies are legally owned by the Company and some are legally owned by others and licensed, either on an exclusive or a non-exclusive basis, to the Company. The Company believes that patent protection of materials or processes it develops and any products that may result from the Company's and licensors' research and development efforts are important to the possible commercialization of the Company's products. The patent position of biotechnology firms generally is highly uncertain and involves complex legal and factual questions. In 1987, the United States Patent and Trademark Office announced that it would allow patents on animals, and in early 1988, it issued the first patent on an animal. In late 1991, the corresponding patent was issued by the European Patent Office and is now in opposition. The Company has received several United States patents relating to transgenic mice and several other animal patents have also issued in the United States to various parties. However, there is currently uncertainty as to whether and to what extent foreign jurisdictions will permit patents on animals and their uses. Also, various bills modifying the enforceability of animal patents have been introduced at various times in the United States Congress, although none have passed. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Accordingly, there can be no assurance that patent applications relating to the Company's products or technology will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. It is possible that patents issued to the Company will be successfully challenged. In addition, companies that obtain patents claiming products or processes that are necessary for or useful to the development of the Company's products or otherwise covering aspects of the Company's technology can bring legal actions against the Company claiming infringement. The Company is aware that certain patents have been issued which may relate to certain of its products. While the Company does not believe that these patents apply to its specific technology, the Company cannot predict whether such patents will be found to cover the products or, if so, whether the Company will be able to obtain licenses to such patented technology on commercially reasonable terms. Litigations to establish the validity of patents, to defend against infringement claims or to assert infringement claims against others, if required, can be lengthy and expensive. There can be no assurance that the Company will have the financial resources necessary to enforce any patent rights it may hold. The Company may be required to obtain licenses from others to develop, manufacture or market its products. There can be no assurance that the Company will be able to obtain such licenses on commercially reasonable terms or that the patents underlying the licenses will be valid and enforceable.

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

  Dilution. As of the date of this Annual Report, there were outstanding (a) 3,370,723 shares of Medarex Common Stock reserved for issuance pursuant to options and warrants exercisable by 85 individuals who are present or former employees, officers, directors and consultants of Medarex, at a weighted average exercise price of $4.17 per share; (b) 100,000 shares of Medarex Common Stock issuable upon the exercise of certain additional warrants at a weighted average exercise price of $4.50 per share; (c) 25,000 shares of Medarex Common Stock issuable upon the exercise of certain warrants assumed by the Company in connection with its acquisition of GenPharm at an exercise price of $6.00 per share, and (d) 454,796 shares of Medarex Common Stock issuable upon the exercise of certain warrants issued by the Company in connection with the Rights Exchange at an exercise price of $10.00 per share.

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

  In addition, certain of the Company's corporate partners have rights to purchase additional shares of Common Stock upon the achievement of certain research and development milestones at prices ranging from the market price of such stock on the date of issuance thereof to $15.00 per share. The maximum number of such additional shares cannot be determined at this time but could be greater than 10% of the Company's outstanding shares of Common Stock on a fully diluted basis on the date such rights are exercised.

  Future Sales of Common Stock. As of the date of this Annual Report, the Company has 31,507,186 shares of Common Stock outstanding, of which 3,345,672 are "restricted securities" as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. The Company is unable to predict the effect that sales made under Rule 144 or otherwise may have on the then prevailing market price of the Common Stock. The sale of a significant number of additional securities, or even the possibility thereof, may depress the market price of such securities.

  The Company has also filed registration statements on Form S-3 under the Securities Act relating to 4,246,673 shares of Common Stock which may be offered by BCC (4,176,673) and certain of the Company's corporate partners (70,000 shares). Such shares of Common Stock are freely tradable without restriction or further registration under the Securities Act, except for shares, if any, held by the Company's "affiliates", which shares will be subject to resale limitations of Rule 144.

  In addition, the Company has filed or intends to file registration statements on Form S-8 under the Securities Act to register 3,177,450 shares of Common Stock issuable under its stock option plans. Shares issued under such plans, other than shares issued to affiliates, will be freely tradable in the public market.

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

  Manufacturing and Marketing. The Company has not yet commercially introduced any products, except for sales of research products to scientists. To be successful, the Company's therapeutic products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. While the Company believes its current facilities are adequate for the production of its proposed products for clinical trials, such facilities are not yet adequate for the production quantity of any products for commercial sale. In order to manufacture its products for such purposes, the Company will have to enhance its existing facilities and obtain requisite consents or acquire new facilities, which will require additional funds and inspection and a form of approval by the FDA and other regulatory agencies. The Company has no experience in large-scale manufacturing, and no assurance can be given that the Company will be able to make the transition to commercial production successfully or achieve profitability. Although the Company intends to market certain of its products through a direct sales force, if and when regulatory approval is obtained, it currently has no marketing or sales staff. To the extent that the Company determines not to, or is unable to, arrange third party distribution for its products, significant additional expenditures, management resources and time will be required to develop a sales force. There can be no assurance that the Company will be able to establish such a sales force or be successful in gaining market acceptance for its products.

  Product Liability. The clinical investigation, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against the Company. The Company currently has product liability insurance coverage in the amount of $10,000,000 for use of its investigational products during human clinical studies. The Company expects to seek to obtain product liability insurance if and when its products are commercialized; however, there can be no assurance that adequate insurance coverage will be available at acceptable costs, if at all, or that a product liability claim would not materially adversely affect the business or financial condition of the Company. Some medical centers will not participate in FDA-approved clinical studies unless a company has adequate product liability insurance.

  Dependence on Key Personnel and Attraction of Key Employees and
Consultants. The Company's success is dependent on certain key management and scientific personnel. Competition for qualified employees among biotechnology companies is intense, and the loss of key personnel, or the inability to attract and retain the additional highly skilled employees required for the expansion of the Company's activities, could adversely affect its business. In the near future, the Company will also need to hire additional personnel skilled in the clinical testing and regulatory process as it develops products with commercial potential. There can be no assurance that the Company will be able to attract or retain such personnel. The Company has obtained insurance on the lives of each of Donald L. Drakeman, President and Chief Executive Officer, and Michael A. Appelbaum, Executive Vice President-- Finance and Administration, Secretary, Treasurer and Chief Financial Officer and President and Chief Operating Officer of GenPharm, of which the Company is the sole beneficiary in the amount of $2,000,000 for Dr. Drakeman and $1,000,000 for Mr. Appelbaum. Dr. Drakeman and Mr. Appelbaum are subject to certain restrictions set forth in their respective employment agreements. The Company has experienced and expects to continue to experience a period of significant growth in the number of new employees necessary to support the Company's business operations. The Company's need to manage growth effectively will also require it to continue to implement and improve its operational, financial and management information systems and to train, motivate and manage its employees. The Company's failure to manage growth effectively would have a material adverse effect on the Company's results of operations and its ability to execute business strategy.

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

  Dividends. The Company has not paid any cash dividends, and it is unlikely that it will pay any dividends in the foreseeable future. Earnings, if any, will be retained in the business for further development and expansion. The Company cannot predict if it will ever be in the position to pay cash dividends.

  Year 2000 Implications. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. The Company has reviewed its internal programs and has determined that there are no significant Year 2000 issues with its systems or services. However, although the Company believes that its systems are Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to properly process dates for the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on its business, results of operations and financial condition.

Item 2. Properties

  The Company has leased approximately 53,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. Management believes that this facility is well suited for clinical-grade production of bispecific and monoclonal antibodies as it has in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. By leasing this facility and spending modestly to adapt it, management believes that the Company has preserved a considerable amount of capital that might otherwise have been used to build a biopharmaceutical production facility. The initial term of the lease expired on September 30, 1998, and on October 10, 1997, the Company elected to renew the lease for an additional five years.

  Additionally, the Company leases for GenPharm a facility located in San Jose, California. In January, 1998 the Company secured approximately 10,000 square feet of a modern facility owned by Becton Dickinson Corporation. This space includes an animal facility to house GenPharm's HuMAb-Mice, research and development laboratories and administrative offices. This lease expires on December 31, 2001.

  The combined minimum annual lease commitments for both facilities range between approximately $1,400,000 to $2,200,000, and the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $9,554,000.

  As a result of the HBI acquisition, on February 28, 1997 the Company assumed the lease of HBI's facilities located in The Woodlands, Texas. The lease expired on February 28, 1999 and included approximately 20,000 square feet of space, including approximately 16,000 square feet of research and development laboratories and manufacturing facilities. The Company subleased this space to other companies.

  The Company is currently producing materials for its clinical trials in its existing facilities.

Item 3. Legal Proceedings

  There are no legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1998 through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Common Stock is traded in the over-the-counter market and included in the Nasdaq National Market under the symbol MEDX. On March 17, 1999 there were approximately 680 holders of record (which includes individual holders) and as of May 21, 1998, the date of the last shareholders' meeting, there were over 8,145 beneficial shareholders of the Company's Common Stock.

  The following table sets forth for the periods indicated the high and low sales prices for the Common Stock for the fiscal years ended December 31, 1997 and 1998 as reported by the Nasdaq National Market.

                                                                    Common Stock
                                                                    ------------
     Fiscal Year                                                     High   Low
     -----------                                                    ------ -----
     1997
     First Quarter................................................. $10.00 $6.63
     Second Quarter................................................ $ 8.75 $5.88
     Third Quarter................................................. $ 6.81 $4.13
     Fourth Quarter................................................ $ 7.06 $4.75
     1998
     First Quarter................................................. $ 6.25 $4.38
     Second Quarter................................................ $ 8.25 $4.75
     Third Quarter................................................. $ 7.06 $2.75
     Fourth Quarter................................................ $ 5.13 $2.75

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

Item 6. Selected Financial Data

                                        Year Ended December 31,
                             -------------------------------------------------
                               1994      1995      1996      1997      1998
                             --------  --------  --------  --------  ---------
                                 (in thousands, except per share data)
Statement of Operations
 Data:
Revenues:
 Sales.....................  $    378  $    312  $    255  $    221  $   1,349
 Grants, contract and
  license revenues.........       200     1,467     1,626     3,011      5,443
                             --------  --------  --------  --------  ---------
    Total revenues.........       578     1,778     1,881     3,232      6,792
Costs and expenses:
 Cost of sales.............        91       123       132       150      1,218
 Research and development..     5,905     6,442     7,596    14,100     23,122
 General and
  administrative...........     2,154     2,275     2,558     3,644      5,065
 Stock bonus to GenPharm
  employees................       --        --        --      2,275        --
 Acquisition of in-process
  technology...............       --        --        --     40,316        --
                             --------  --------  --------  --------  ---------
    Total costs and
     expenses..............     8,150     8,840    10,286    60,485     29,405
      Operating loss.......    (7,573)   (7,062)   (8,405)  (57,254)   (22,613)
    Interest and dividend
     income................       348       561     1,542     1,903      1,956
    Interest expense.......       (11)       (8)       (5)      (27)    (1,539)
                             --------  --------  --------  --------  ---------
      Loss before provision
       for income taxes....    (7,236)   (6,509)   (6,868)  (55,377)   (22,196)
    Provision for income
     taxes.................       --        --        --        --        (341)
                             --------  --------  --------  --------  ---------
      Net loss.............  $ (7,236) $ (6,509) $ (6,868) $(55,377) $ (22,537)
                             ========  ========  ========  ========  =========
Basic and diluted net loss
 per share(1)..............  $  (1.00) $  (0.69) $  (0.45) $  (2.93) $   (0.89)
Weighted average common
 shares outstanding(1).....     7,269     9,457    15,289    18,871     25,390
                                             December 31,
                             -------------------------------------------------
                               1994      1995      1996      1997      1998
                             --------  --------  --------  --------  ---------
                                            (in thousands)
Balance Sheet Data:
Cash, cash equivalents and
 marketable securities.....  $  9,434  $ 15,729  $ 31,463  $ 28,444  $  34,664
Working capital............     8,017    14,549    31,259     1,647     29,581
Total assets...............    13,017    19,240    36,044    48,695     42,235
Long-term obligations......        60        40       110       107         62
Cash dividends declared per
 common share..............       --        --        --        --         --
Accumulated deficit........   (18,113)  (24,623)  (31,491)  (86,869)  (109,405)
Total stockholders'
 equity....................    11,097    17,375    34,648     5,681     35,229

--------
(1) Computed on the basis described for net loss per share in Note 2 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The Company is primarily engaged in research and development of antibody-based therapeutics to fight cancer and other life-threatening and debilitating diseases. The Company has developed a broad platform of patented technologies for antibody discovery and development, including the HuMAb-Mouse system for the creation of high affinity fully human antibodies; Bispecific antibodies, which are designed to enhance the body's own natural immune system, and immunotoxin technology. Through its 1997 acquisition of GenPharm International, Inc. ("GenPharm"), the Company has expanded its business to include the HuMAb-Mouse technology that rapidly creates fully human antibodies in about three to six months. Not only can the Company create new proprietary products, but this technology gives Medarex the possibility of new partnering. The Company entered into several new partnerships relating to the HuMAb-Mouse technology during 1998 and anticipates that it will receive license fees, milestone payments and royalties from such partnerships. In addition, as part of the acquisition, in 1998 the Company received $23 million in cash through a combination of certain third party payments (a $15 million note payment plus $525,000 in interest in September 1998 and a $7.5 million payment for patent approval in November 1998). While no assurance can be given, Management believes that the Company's acquisition of GenPharm and its expansion into the HuMAb-Mouse business will provide the Company with significant additional sources of revenue.

Results of Operations

 Years ended December 31, 1996, 1997 and 1998

  Revenues for 1996, 1997 and 1998 were principally derived from contract and licensing activities. Total revenues in 1996 were $1,881,000 including $1,626,000 in contract and license revenues, of which $1,150,000 were derived from Centeon L.L.C. ("Centeon"), a Delaware limited liability company formed through a joint venture of Hoechst AG and Rhone-Poulenc Rorer, Inc. and $476,000 from Novartis Pharma AG of Basel, Switzerland ("Novartis"). Total revenues in 1997 of $3,232,000 increased 72% over 1996 and included $865,000 of contract revenue received from Santen Pharmaceutical Co., Ltd. of Osaka, Japan, ("Santen"), $743,000 from Centeon, $377,000 from Eisai Co., Ltd. of Tokyo, Japan, ("Eisai") and $269,000 from Small Business Innovation Research ("SBIR") grants. Revenues in 1998 of $6,792,000 increased 110% over 1997. The increase relates to $1,112,000 received from the sale of large quantities of MDX-447, one of the Company's Bispecific antibody products, to Merck KGaA of Darmstadt, Germany ("Merck KGaA"), the Company's corporate partner for MDX-447, and increases in contract and license revenues with Merck KGaA, Eisai, Schering AG, Germany ("Schering AG"), Centocor, Inc. ("Centocor"), Centeon, FibroGen, Inc. ("FibroGen"), Novartis and medac GmbH, Germany ("medac").

  The Company's cost of sales increased by $19,000 in 1997, a 14% increase over 1996, and $1,067,000 in 1998, a 709% increase over 1997. The increases were principally due to increased shipping, depreciation and raw material costs in 1996 and 1997. In 1998, the increase was principally due to manufacturing expenses incurred in producing large quantities of MDX-447 for proposed new human clinical trials to be conducted in conjunction with Merck KGaA.

  Research and development expense, in 1997, increased $6,504,000, an 86% increase from 1996. The 1997 increase was primarily attributable to increased research and development activity as a result of the acquisition of Houston Biotechnology Incorporated ("HBI") and GenPharm, as well as increased activities and facility upgrades associated with human clinical trials. Additionally, sponsored research increased with the creation of Medarex Europe B.V. in late 1996. In 1998, research and development expense increased $9,022,000, a 64% increase from 1997. The 1998 increase was primarily attributable to a high level of human clinical trials, license fees related to the targeting components used in MDX-210 and MDX-447, personnel costs and supply expenses. Research and development costs are expected to increase at an accelerated rate as the Company's products progress through the regulatory approval process.

  General and administrative expenses increased $1,085,000 in 1997, a 42% increase over 1996. The increase was primarily attributable to higher personnel costs, travel expenses and consulting expenses. In 1998, general and administrative expenses increased $1,422,000, a 39% increase over 1997. The increase was primarily attributable to higher legal fees (incurred in connection with the $7,500,000 patent payment from Xenotech, L.P.), personnel costs, consulting and shareholder relation expenses. Except for the legal fees related to the patent payment, these expenses are expected to increase significantly as the Company's products are developed and it expands its operations.

  Acquisition of in-process technology charges of $40,316,000 in 1997 related to the February 28, 1997, acquisition of HBI ($10,386,000) and the October 21, 1997, acquisition of GenPharm ($29,930,000).

  Interest and dividend income increased by $340,000 in 1997, a 22% increase over 1996. In 1998, interest and dividend income increased by $53,000, a 3% increase over 1997. These increases reflected a higher average cash balances.

  In 1998, interest expense increased by $1,511,000. The increase was attributable to the amortization of a discount of the liability due to GenPharm shareholders pursuant to the acquisition of GenPharm by the Company in October 1997. This liability was settled on various dates through September 1, 1998.

  The Company does not believe that inflation has had a material impact on its results of operations.

  In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and applies to all enterprises. The Company adopted SFAS No. 130 on January 1, 1998, and the adoption of SFAS No. 130 had no impact on the Company's consolidated results of operations, financial position or cash flows.

  In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted the new requirements retroactively in 1998 with no significant impact on the Company's financial reporting.

Liquidity and Capital Resources

  The Company has financed its operations since inception primarily through private placements and public sales of its securities, contract and license revenues and research product sales. Through December 31, 1998, the Company had raised $66,200,000 from sales of securities.

  The Company had $28,444,000 and $34,664,000 in cash, cash equivalents and marketable securities as of December 31, 1997 and 1998, respectively. Operating activities consumed $7,342,000, $11,894,000 and $20,077,000 of cash for the years ended December 31, 1996, 1997 and 1998, respectively.

  Through December 31, 1998, the Company had invested $7,042,000 in property and equipment.

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

  On April 18, 1996, the Company commenced its offer to reduce temporarily the exercise price of each of its Redeemable Warrants from $6.17 to $5.55 per Redeemable Warrant (the "Warrant Reduction Offer"). Pursuant to the Warrant Reduction Offer, which was completed on May 15, 1996, the holders of 3,882,022 Redeemable Warrants (approximately 97% of the maximum number of Redeemable Warrants that could have been exercised) exercised their warrants to purchase approximately 4,534,202 shares of Common Stock, resulting in proceeds of $21,545,000 to the Company before deducting expenses incurred in connection with the offering. Including exercises prior and subsequent to the Warrant Reduction Offer, warrantholders purchased approximately 5,031,910 shares of Common Stock resulting in total gross proceeds to the Company of approximately $24,174,000 from the exercise of the Redeemable Warrants.

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

  Under the terms of the arrangement, Centeon has an option (the "Option") to purchase shares of Common Stock of the Company in an amount equal to $2,000,000, at a premium over the market price for the Common Stock on the Nasdaq National Market for the three day period commencing one business day prior to the Company's public announcement that certain milestones have been achieved. If such milestones have been achieved and Centeon does not elect to exercise the Option, then Centeon will be required to pay $2,000,000 in cash to the Company. See "Risk Factors--Dilution."

  On February 28, 1997, the Company completed its acquisition of HBI, a biotechnology company located in Houston, Texas, involved in the development of monoclonal antibody and other biopharmaceutical products to prevent secondary cataracts and to treat glaucoma, disorders that impair or destroy human vision. The purchase price consisted of 1,026,245 shares of Medarex common stock (valued at $7.375 per share), the assumption of certain HBI options and warrants, the assumption of certain liabilities in excess of assets acquired and transaction costs. The transaction was treated as a purchase for accounting purposes and the Company charged $10,386,000 to operations during the first quarter of 1997 which reflected the write-off of the in-process technology acquired. HBI's lead product, MDX-RA, is a monoclonal antibody conjugated to a toxin known as ricin. This product is used during primary cataract surgery to prevent the occurrence of secondary cataracts. In November of 1998, the Phase III trial was suspended by the trial's safety committee after 565 patients had been treated. The reason for the suspension was the occurrence of serious adverse events ("SAE's") in seven
(7) placebo treated patients and six (6) patients given the active drug. The Company is currently analyzing the SAE's and product formulation to try to determine the cause of the SAE's. In addition to MDX-RA, HBI is also developing other products including a product for the treatment of glaucoma. The glaucoma product and the other products in the HBI portfolio other than MDX-RA are in the preclinical or research and development stage.

  On October 21, 1997, the Company consummated the acquisition of GenPharm, resulting in GenPharm becoming a wholly-owned subsidiary of the Company (the "Merger"). The terms of the Merger called for the Company to issue shares of its Common Stock having a value of up to $62,725,000 (the "Purchase Price"), in exchange for all of the outstanding shares of GenPharm capital stock. The Purchase Price was subsequently revised by approximately $518,000 pursuant to certain adjustments provided for in the Merger. The transaction was treated as a purchase for accounting purposes, and the Company charged $29,931,000 to operations during the last quarter of 1997 which, along with HBI, was reflected in the write-off of in-process technology acquired.

  During 1997, the Company issued 3,250,000 shares of its Common Stock as payment of $17,794,000 of the Purchase Price. On August 4, 1998, the Company issued 3,721,877 shares of its Common Stock as payment of an additional $25,123,000 of the Purchase Price. On September 1, 1998, the Company prepaid the remaining balance of the Purchase Price owed to the GenPharm shareholders ($19,290,000) by issuing approximately 3,829,315 shares of its Common Stock, valued at $5.04 per share. See "Risk Factors--Dilution".

  At December 31, 1998, the Company has federal net operating loss ("NOL") carryforwards of approximately $58,735,000. The NOL carryforwards for the Company expire in 2002 ($45,000), 2003 ($196,000), 2004 ($524,000), 2006
($863,000), 2007 ($3,985,000), 2008 ($5,533,000), 2009 ($7,592,000), 2010
($6,395,000), 2011 ($7,028,000), 2012 ($9,599,000) and 2018 ($16,975,000). The
Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred, but believes that it is very likely that such a change occurred during 1996 or 1997. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before change. If the change occurred in late 1997, substantially all of the NOL carryforwards would be subject to the limitation. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company's capital during a specified period prior to the change, and an interest rate which is published monthly. Due to uncertainty as to the date of an ownership change during 1996 or 1997, the Company has not determined the amount of the potential limitation. At December 31, 1998, the Company has provided a valuation reserve to fully offset the benefit of its net operating loss carryforwards. (See Note 5.)

  The New Jersey Division of Taxation has developed a program that allows new or expanding technology and biotechnology business to "sell" their Unused NOL Carryover and Unused Research and Development Tax Credits to corporate taxpayers in the state for at least 75% of the value of the benefits. The effective date of this program is January 1, 1999. The Company, in 1999, intends to sell its New Jersey NOL's which could generate as much as $3,000,000 in cash during 1999.

  The Company has leased approximately 53,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. Management believes that this facility is well suited for clinical-grade production of bispecific and monoclonal antibodies as it has in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. By leasing this facility and spending modestly to adapt it, management believes that the Company has preserved a considerable amount of capital that might otherwise have been used to build a biopharmaceutical production facility. The initial term of the lease expired on September 30, 1998, and on October 10, 1997, the Company elected to renew the lease for an additional five years commencing on October 1, 1998. On January 8, 1998, the Company signed a lease for laboratory and office space in San Jose, California. This lease runs through December 31, 2001. The minimum combined annual lease commitments for both facilities range between approximately $1,400,000 to $2,200,000, and the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $6,400,000. As of December 31, 1998, the Company had commitments for approximately $87,000 of capital expenditures. See "Risk Factors."

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

Readiness for Year 2000

  Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. The Company has determined that there are no significant Year 2000 issues with its systems or services. With respect to its internal systems, the Company in conjunction with expert third-party Year 2000 consultants, has completed a review of its business systems including its research and development, financial, communication and administrative operations and is implementing programs to address its potential exposures to the Year 2000 issue. Based on this review, systems identified as non-year 2000 compliant are either being replaced or corrected through software upgrades. The Company expects to replace or correct all non-compliant systems by the end of the third quarter of 1999. The Company estimates the cost of its Year 2000 efforts to be approximately $30,000, of which approximately $15,000 has been incurred to date. The total cost estimate is based on management's current assessments and is subject to change. See "Risk Factors."

  In addition, the Company has gathered information about the Year 2000 compliance status from its significant suppliers and subcontractors and continues to monitor their compliance. Although the Company believes that its systems are Year 2000 compliant, the equipment and software of its suppliers and subcontractors may not be Year 2000 compliant. Failure of such third-party equipment and software to properly process dates for the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems. The Company has alternative suppliers for most of its critical materials. However, the Company cannot accurately predict the occurrence or the outcome of any such problems, nor can the dollar amount of any such problems be estimated.

  The failure to identify and remedy Year 2000 problems could disrupt important operations such as product development and ongoing clinical trials. Such disruptions could affect the development and ultimate marketing of potential products as well as put the Company at a competitive disadvantage to companies that have corrected such problems. Additionally, these events could have a material adverse effect on results of operations and financial condition. The Company has not yet developed contingency plans to address these potential problems with internal systems and with third parties. The Company intends to develop preliminary plans during the next several months, which may need to be refined, as more information becomes available.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

  The Company does not use derivative financial instruments in its operations or investment portfolio. However, the Company regularly invests excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. Government, as well as fixed income investments and U.S. stock funds, both of which can be readily purchased or sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is minimal. The Company does not have exposure to market risks associated with changes in interest rates as it has no variable interest rate debt outstanding. The Company does not believe it has any material exposure to market risks associated with interest rates.

Item 8. Financial Statements and Supplementary Data

                        Report of Independent Auditors

The Board of Directors and Shareholders
Medarex, Inc.

  We have audited the accompanying consolidated balance sheets of Medarex, Inc. and Subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medarex, Inc. and Subsidiaries at December 31, 1997 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Princeton, New Jersey
February 10, 1999,
 except for Note 14 as
 to which the date is
 February 25, 1999

                         MEDAREX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              December 31,
                                                           -------------------
                                                             1997      1998
                                                           --------  ---------
                          ASSETS
Current assets:
 Cash and cash equivalents................................ $  6,723  $   4,411
 Marketable securities....................................   21,721     30,253
 Note receivable..........................................   15,000        --
 Trade accounts receivable, less allowance for doubtful
  accounts of $5..........................................       25         16
 Inventory................................................       44         49
 Prepaid expenses and other current assets................    1,042      1,796
                                                           --------  ---------
    Total current assets..................................   44,555     36,525
 Property and equipment:
  Machinery and equipment.................................    3,191      4,439
  Furniture and fixtures..................................      210        282
  Leasehold improvements..................................    2,030      2,321
                                                           --------  ---------
                                                              5,431      7,042
  Less accumulated depreciation and amortization..........   (2,573)    (3,703)
                                                           --------  ---------
                                                              2,858      3,339
 Investments in, and advances to affiliates...............      415        561
 Segregated cash..........................................      315      1,300
 Patent rights and other assets...........................      552        510
                                                           --------  ---------
    Total assets.......................................... $ 48,695  $  42,235
                                                           ========  =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable................................... $    382  $     394
 Accrued liabilities......................................    8,101      4,867
 Deferred contract revenue................................      --       1,683
 GenPharm acquisition liability...........................   34,424        --
                                                           --------  ---------
    Total current liabilities.............................   42,907      6,944
Long-term obligations.....................................      107         62
Commitments and contingencies.............................      --         --
Stockholders' equity:
 Preferred stock, $1.00 par value, 2,000,000 shares
  authorized; None issued and outstanding.................      --         --
 Common stock, $.01 par value; 40,000,000 shares
  authorized; 21,922,186 and 31,507,186 shares issued and
  outstanding, in 1997 and 1998, respectively.............      219        315
 Capital in excess of par value...........................   92,142    144,252
 Accumulated other comprehensive income...................      188         67
 Accumulated deficit......................................  (86,868)  (109,405)
                                                           --------  ---------
    Total stockholders' equity............................    5,681     35,229
                                                           --------  ---------
    Total liabilities and stockholders' equity............ $ 48,695  $  42,235
                                                           ========  =========

                 See notes to consolidated financial statements

                         MEDAREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)

                                             For the Year Ended December 31,
                                             ---------------------------------
                                               1996        1997        1998
                                             ---------- ----------  ----------
Sales....................................... $     255  $      221  $    1,349
Grants, contract and license revenues.......     1,626       3,011       5,443
                                             ---------  ----------  ----------
    Total revenues..........................     1,881       3,232       6,792
Costs and expenses:
 Cost of sales..............................       132         150       1,218
 Research and development...................     7,596      14,100      23,122
 General and administrative.................     2,558       3,644       5,065
 Bonus to GenPharm International, Inc.
  employees.................................       --        2,275         --
 Acquisitions of in-process technology......       --       40,316         --
                                             ---------  ----------  ----------
    Operating loss..........................    (8,405)    (57,253)    (22,613)
Interest and dividend income................     1,542       1,903       1,956
Interest expense............................        (5)        (27)     (1,539)
                                             ---------  ----------  ----------
    Loss before provision for income taxes..    (6,868)    (55,377)    (22,196)
Provision for income taxes..................       --          --         (341)
                                             ---------  ----------  ----------
    Net loss................................ $  (6,868) $  (55,377) $  (22,537)
                                             =========  ==========  ==========
Basic and diluted net loss per share........ $   (0.45) $    (2.93) $    (0.89)
                                             =========  ==========  ==========




                 See notes to consolidated financial statements

                         MEDAREX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                            Common Stock                  Accumulated
                          -----------------   Capital        other                     Total
                            Number           in excess   comprehensive Accumulated Stockholders'
                          of Shares  Amount of par value income (loss)   deficit      equity
                          ---------- ------ ------------ ------------- ----------- -------------
Beginning at January 1,
 1996...................  11,858,626  $119    $ 41,814       $ 65       $ (24,623)    $17,375
                          ----------  ----    --------       ----       ---------     -------
Issuance of common stock
 in exchange for patent
 rights.................      70,000     1         607                                    608
Issuance of common stock
 for exercise of
 options................      71,250               303                                    303
Issuance of common stock
 for exercise of
 warrants...............   5,593,116    56      23,223                                 23,279
Net loss................                                                   (6,868)     (6,868)
Other comprehensive
 income:
 Unrealized loss on
  securities............                                      (49)                        (49)
                                                                                      -------
 Comprehensive loss.....                                                               (6,917)
                          ----------  ----    --------       ----       ---------     -------
Balance at December 31,
 1996...................  17,592,992   176      65,947         16         (31,491)     34,648
                          ----------  ----    --------       ----       ---------     -------
Issuance of common
 stock, options and
 warrants in exchange
 for Houston
 Biotechnology
 Incorporated stock.....   1,026,245    10       8,108                                  8,118
Issuance of common
 stock, options and
 warrants as payment of
 a portion of the
 purchase price for
 GenPharm International,
 Inc. stock.............   3,250,000    33      17,793                                 17,826
Issuance of common stock
 for exercise of
 options................      32,469               145                                    145
Issuance of common stock
 for exercise of
 warrants...............      20,480                55                                     55
Options issued to non-
 employees..............                            94                                     94
Net loss................                                                  (55,377)    (55,377)
Other comprehensive
 income:
 Unrealized gain on
  securities............                                      172                         172
                                                                                      -------
 Comprehensive loss.....                                                              (55,205)
                          ----------  ----    --------       ----       ---------     -------
Balance at December 31,
 1997...................  21,922,186   219      92,142        188         (86,868)      5,681
                          ----------  ----    --------       ----       ---------     -------
Issuance of common
 stock, as payment of a
 portion of the purchase
 price for GenPharm
 International, Inc.
 stock..................   7,551,192    76      43,369                                 43,445
Issuance of common stock
 for exercise of
 options................      35,017                41                                     41
Issuance of common stock
 in private placements..   1,603,849    16       6,712                                  6,728
Issuance of common stock
 for bonus to GenPharm
 International, Inc.
 employees..............     394,942     4       1,988                                  1,992
Net loss................                                                  (22,537)    (22,537)
Other comprehensive
 income:
 Unrealized loss on
  securities............                                     (121)                       (121)
                                                                                      -------
 Comprehensive loss.....                                                              (22,658)
                          ----------  ----    --------       ----       ---------     -------
Balance at December 31,
 1998...................  31,507,186  $315    $144,252       $ 67       $(109,405)    $35,229
                          ==========  ====    ========       ====       =========     =======


                      See notes to consolidated statements

                         MEDAREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       For the Year Ended
                                                          December 31,
                                                   ----------------------------
                                                     1996      1997      1998
                                                   --------  --------  --------
Operating activities:
 Net loss........................................  $ (6,868) $(55,377) $(22,537)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation..................................       361       538       698
   Amortization..................................       160       225       475
   Cash received from patent issuance............       --        --      7,500
   Equity received for contract revenue..........       --        --       (100)
   Non-cash interest expense.....................       --        --      1,521
   Write-off of in-process technology............       --     40,316       --
   Stock bonus to GenPharm International, Inc.
    employees....................................       --      2,275       --
   Value of stock options to non-employees.......       --         68        34
Changes in operating assets and liabilities, net
 of acquisition:
 Decrease (increase) in trade accounts
  receivable, net................................        37        (2)        9
 Decrease (increase) in inventory................         3         3        (5)
 Decrease (increase) in prepaid expenses and
  other current assets...........................      (476)      156      (788)
 Increase (decrease) in trade accounts payable...        27      (311)       12
 Increase (decrease) in accrued liabilities......      (111)      215    (1,079)
 Increase (decrease) in deferred contract
  revenue........................................      (476)      --      1,683
                                                   --------  --------  --------
  Net cash used in operating activities..........    (7,343)  (11,894)  (12,577)
Investing activities:
 Purchase of property and equipment..............      (342)   (1,957)   (1,611)
 Purchase of Houston Biotechnology Incorporated,
  net of cash acquired...........................       --     (1,007)      --
 Purchase of GenPharm International, Inc., net of
  cash acquired..................................       --      6,054       --
 Decrease in note receivable.....................       --        --     15,000
 Increase in advances to affiliates..............       (90)      --        (46)
 Proceeds from sale of equipment.................       --          5       --
 Decrease (increase) in segregated cash and other
  assets.........................................       --        952      (985)
 Purchase of marketable securities...............   (14,366)      --    (37,628)
 Sales of marketable securities..................       --      9,507    28,975
                                                   --------  --------  --------
  Net cash (used in) provided by investing
   activities....................................   (14,798)   13,554     3,705
Financing activities:
 Cash received from sales of stock, net..........    23,578       192     6,770
 Increase in long-term obligations...............       --         15       --
 Principal payments under debt obligations.......       (20)     (102)     (210)
                                                   --------  --------  --------
  Net cash provided by financing activities......    23,558       105     6,560
                                                   --------  --------  --------
  Net increase (decrease) in cash and cash
   equivalents...................................     1,417     1,765    (2,312)
 Cash and cash equivalents at beginning of
  period.........................................     3,541     4,958     6,723
                                                   --------  --------  --------
 Cash and cash equivalents at end of period......  $  4,958  $  6,723  $  4,411
                                                   ========  ========  ========
Non-cash investing and financing activities:
 Issue of common stock for technology............  $    613  $    --   $    --
 Acquisition of equipment under financing
  agreement......................................       110       --        --
                                                   ========  ========  ========
Supplemental disclosures of cash flow information
 Cash paid during period for:
  Income taxes...................................  $    --   $    --   $  1,009
                                                   ========  ========  ========
  Interest.......................................  $      5  $     19  $     18
                                                   ========  ========  ========

                 See notes to consolidated financial statements

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)

1. Nature of Operations

  Medarex, Inc. ("Medarex" or the "Company"), incorporated in July 1987, is a biotechnology company developing therapeutic products for cancer, autoimmune disease, prevention of secondary cataracts and other life-threatening and debilitating diseases based on proprietary technology in the field of immunology. The Company has three wholly-owned subsidiaries. Medarex Europe B.V. which was incorporated in the Netherlands on October 31, 1996, Houston Biotechnology Incorporated ("HBI") which was acquired on February 28, 1997 (See Note 12) and GenPharm International, Inc. ("GenPharm") which was acquired on October 21, 1997 (See Note 12). The Company's therapeutic products are currently under development and will need approval of the U.S. Food and Drug Administration ("FDA") prior to commercial distribution. The Company's operations constitute one business segment. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Significant Accounting Policies

 Cash Equivalents

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

 Inventory

  Inventory consists primarily of antibodies to be sold to the research community and to Merck KGaA, the Company's partner on MDX-447, and is stated at the lower of cost or market with cost determined on a first-in, first-out basis.

 Property and Equipment

  Property and equipment is stated at cost. Depreciation is provided over three to five years using the straight-line method. Leasehold improvements are amortized over the estimated useful lives of the assets or the related lease terms, whichever is shorter.

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

 Research and Development

  Research and development costs are expensed as incurred.

                        MEDAREX, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)


 Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Stock Based Compensation

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense for stock options granted at fair market value. Note 8 to the consolidated financial statements contains a summary of the pro-forma effects to reported net loss and loss per share for 1996, 1997 and 1998 as if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

 Net Loss Per Share

  Basic and diluted earnings per share is calculated in accordance with Financial Accounting Standards Board ("FASB") SFAS No. 128, Earnings per Share. Shares used in computing loss per share were 15,289,000, 18,871,000 and 25,390,000 in 1996, 1997 and 1998, respectively. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of SFAS No. 128.

 Impact of Recently Issued Accounting Standards

  As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. All of the Company's amounts in accumulated other comprehensive income are attributable to unrealized gains and losses on available-for-sale securities.

  In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted the new requirements retroactively in 1998.

 Reclassifications

  Certain December 31, 1996 balances have been reclassified to conform with the December 31, 1997 and 1998 presentation.

                        MEDAREX, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)


3. Marketable Securities

  Marketable securities consist of the following as of December 31:

                                     1997                           1998
                         ----------------------------- ------------------------------
                                 Unrealized Estimated          Unrealized  Estimated
                          Cost      Gain    Fair Value  Cost   Gain (loss) Fair Value
                         ------- ---------- ---------- ------- ----------- ----------
US Treasury
 Obligations............ $ 4,971    $ 35     $ 5,006   $15,951    $(21)     $15,930
US Corporate Debt Secu-
 rities.................   3,641     153       3,794    14,184      88       14,272
US Stock Funds..........  12,921     --       12,921        51     --            51
                         -------    ----     -------   -------    ----      -------
                         $21,533    $188     $21,721   $30,186    $ 67      $30,253
                         =======    ====     =======   =======    ====      =======

4. Leases

  The Company leases laboratory, production and office space in Annandale, New Jersey and San Jose, California. The initial term of the Annandale lease, which commenced on July 15, 1993, expired on September 30, 1998. On October 10, 1997, the Company elected to renew this lease for an additional five-year term commencing on October 1, 1998. The San Jose lease was signed on January 8, 1998 and runs through December 2001. The Company incurred rent expense of $1,820 in 1996, $2,063 in 1997 and $2,096 in 1998.

  The Company has secured a bank letter of credit pursuant to the requirements of its Annandale, New Jersey lease. This letter of credit in the amount of $1,300 is fully cash collateralized and the cash is categorized as segregated cash in the balance sheet.

  Future minimum lease commitments are as follows:

            1999.................................. $2,150
            2000..................................  2,128
            2001..................................  2,128
            2002..................................  1,758
            2003..................................  1,390
            Remainder.............................    --
                                                   ------
                                                   $9,554
                                                   ======

5. Taxes

  Income tax expense is determined using the liability method.

  Due to operating losses, the Company had no provision for federal income taxes in 1996 or 1997. In 1998, the Company recorded a federal income tax provision of $341, which related to GenPharm and represented taxes paid which were in excess of the amount of the liability provision at the date of acquisition.

  The components of the net deferred tax asset consists of the following as of December 31:

                                                               1997      1998
                                                             --------  --------
     Deferred Tax Assets:
      Net operating loss carryforward....................... $ 18,480  $ 26,732
      R&D capitalized for tax purposes......................    4,661     4,148
      Research credit.......................................    1,802     3,435
      Other.................................................    1,031       112
      Deferred tax asset valuation reserve..................  (25,974)  (34,427)
                                                             --------  --------
     Net Deferred Tax Asset.................................      --        --
                                                             ========  ========

                        MEDAREX, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)


  At December 31, 1998, the Company had federal net operating loss ("NOL") carryforwards of approximately $58,735. The NOL carryforwards for the Company expire in 2002 ($45), 2003 ($196), 2004 ($524), 2006 ($863), 2007 ($3,985),
2008 ($5,533), 2009 ($7,592), 2010 ($6,395), 2011 ($7,028), 2012 ($9,599) and
2018 ($16,975). The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred, but believes that it is very likely that such a change occurred during 1996 or 1997. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company's capital during a specified period prior to the change, and a published interest rate. Due to uncertainty as to the existence and date of an ownership change during 1996 or 1997, the Company has not determined the amount of the potential limitation.

  The Company had federal research tax credit carryforwards at December 31, 1998 of approximately $1,728 which expire between 2005 and 2018. If an ownership change under Section 382 occurred during 1996 or 1997, the use of these carryforwards also would be subject to limitation.

  At December 31, 1998, the Company has state NOL and research credit carryforwards of approximately $59,040 and $1,235, respectively, that expire between 1999 and 2005.

  As a result of the acquisition of HBI (See Note 12), the Company had additional federal NOL carryforwards at December 31, 1998 of approximately $7,481. The NOL carryforwards expire as follows: 2001 ($145), 2002 ($900), 2003 ($1,038), 2005 ($295), 2006 ($783), 2007 ($666), 2008 ($781), 2009
($114), 2013 ($74), and 2018 ($2,685). Also related to this acquisition, the Company had research credit carryforwards of approximately $672 which expire between 2005 and 2010. The use of the NOL and credit carryforwards is subject to an annual limitation under Section 382. The Company has not determined the amount of the limitation.

  As a result of the acquisition of GenPharm (See Note 12), the Company had additional federal NOL and research credit carryforwards at December 31, 1998 of approximately $2,048 and $219, respectively, which expire in 2018.

  At December 31, 1998 the deferred tax assets related to the federal and state NOL and credit carryforwards, and other temporary differences have been fully offset by a valuation reserve.

6. Accrued Liabilities

  Accrued liabilities consist of the following as of December 31:

                                                                   1997   1998
                                                                  ------ ------
     Accrued license fee......................................... $  --  $1,540
     Accrued compensation........................................    802  1,011
     Accrued clinical trials expense.............................    932    981
     Accrued professional fees...................................  1,032    263
     Accrued acquisition.........................................  1,192    334
     Accrued rent................................................    412     23
     Accrued stock bonus.........................................  2,275    --
     Other.......................................................  1,456    715
                                                                  ------ ------
                                                                  $8,101 $4,867
                                                                  ====== ======

                        MEDAREX, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)


7. Stockholders' Equity

  On February 28, 1997, the Company completed its acquisition of HBI. The purchase price consisted of 1,026,245 shares of Medarex common stock (valued at $7.375 per share), the assumption of HBI's outstanding options and warrants, the assumption of certain liabilities in excess of assets acquired and transaction costs.

  On October 21, 1997, the Company consummated the acquisition of GenPharm (the "Merger") resulting in GenPharm becoming a wholly-owned subsidiary of the Company. Pursuant to the Merger, the Company was obligated to issue shares of its Common Stock having a value of up to $62,725 (the "Purchase Price"), subject to adjustment, in exchange for all of the outstanding shares of GenPharm capital stock. During 1997 the Company issued 3,250,000 shares of its Common Stock as payment of $17,794 of the Purchase Price (See Note 12). The amount of the Purchase Price was subsequently reduced by approximately $518 as a result of certain adjustments provided for under the terms of the Merger.

  On August 4, 1998, certain of the former GenPharm shareholders assigned their rights (the "Rights") to receive $25,123 of the remaining balance of the Purchase Price to BCC Acquisition I LLC ("BCC"), a limited liability company formed between The Bay City Capital Fund I, L.P., an affiliate of Bay City Capital LLC and various affiliates of BCC. As part of this transaction, the Company issued 3,721,877 shares of Common Stock and warrants to purchase 454,796 shares of Common Stock at an exercise price of $10.00 per share exercisable over a period of seven (7) years to BCC in exchange for such Rights. On September 1, 1998, the Company prepaid the remaining balance of the Purchase Price owed to the GenPharm shareholders ($19,290) by issuing 3,829,315 shares of Common Stock, valued at $5.04 per share.

  In August 1998, Merck KGaA made a $1,200 milestone payment in exchange for 192,000 shares of the Company's common stock. Of this amount $960 was included in equity and $240 was recorded as contract revenue. The payment was triggered by clinical development progress on MDX-447. In December 1998, Merck KGaA obtained an option to expand its collaboration with Medarex for the anti-cancer Bispecific antibody, MDX-447. Merck KGaA has obtained the exclusive option to negotiate for worldwide licensing rights, with Medarex retaining United States rights, in return for an option fee of $1,500. The option fee at December 31, 1998 was recorded as deferred revenue and will be amortized into revenue over the one year life of the option.

  In September 1998, Centocor exercised its option to obtain an exclusive commercial license to fully human antibodies for four antigens created with the Company's HuMAb-Mouse technology. Under the terms of the agreement, Centocor made a $4,000 equity purchase and received 900,340 shares of the Company's Common Stock.

  In December 1998, Novartis made a $2,000 equity purchase for 511,509 shares of the Company's common stock. This payment represents the first disbursement by Novartis pursuant to a license agreement for the rights to use the HuMAb-Mouse technology. Of this amount, $1,800 is included in equity and $200 is being amortized into contract revenue as Novartis evaluates the initial HuMAb-Mouse target.

8. Stock Options

  The Company has nine (9) Stock Option Plans (the "Plans"). The purchase price of stock options under the Plans is determined by the Stock Option Committee of the Board of Directors of the Company (the "Committee") but cannot be less than 100% of the fair market value of the stock on the date of grant. The term is fixed by the Committee, but no incentive stock option is exercisable after 10 years from the date of grant. As a result of the HBI acquisition, outstanding HBI options were converted to 187,471 Medarex options. At December 31, 1998, a total of 137,125 shares were available for future grants under the Plans.

                        MEDAREX, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)


  A summary of the Company's stock option activity and related information for the years ended December 31, 1996, 1997 and 1998 follows:

                                 1996                1997                1998
                          ------------------- ------------------- -------------------
                                     Weighted            Weighted            Weighted
                           Common    Average   Common    Average   Common    Average
                            Stock    Exercise   Stock    Exercise   Stock    Exercise
                           Options    Price    Options    Price    Options    Price
                          ---------  -------- ---------  -------- ---------  --------
Outstanding at beginning
 of year................  1,456,750   $2.44   1,808,600   $3.62   2,634,452   $4.20
 Granted................    443,200    7.56     861,671    5.44     218,425    3.53
 Exercised..............    (71,250)  (4.26)    (32,469)  (4.47)    (29,850)  (1.27)
 Canceled...............    (20,100)  (3.60)     (3,350)  (9.20)    (32,100)  (5.15)
                          ---------           ---------           ---------
Outstanding at end of
 year...................  1,808,600    3.62   2,634,452    4.20   2,790,927    4.17
                          =========           =========           =========
Exercisable at end of
 year...................  1,613,759           1,953,522           2,576,602
                          =========           =========           =========
Weighted average fair
 value of...............              $2.84               $2.31               $2.14
Options granted during
 the year...............

  Stock options outstanding at December 31, 1998 are summarized as follows:

                               Outstanding    Weighted Average
            Range of           Options at        Remaining     Weighted Average
         Exercise Price     December 31, 1998 Contractual Life  Exercise Price
         --------------     ----------------- ---------------- ----------------
     $0.10 to $4.25........     1,094,275           2.03            $1.86
     $4.25 to $6.81........       382,150           6.90            $5.50
     $6.06 to $10.63.......       287,750           7.51            $8.54
     $3.43 to $54.95.......       179,827           4.82            $7.93
     $2.94 to $7.53........       846,925           8.90            $4.48
                                ---------           ----
                                2,790,927           5.53
                                =========           ====

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

                                                    1996      1997      1998
                                                   -------  --------  --------
     Net loss--as reported........................ $(6,868) $(55,377) $(22,537)
     Net loss--pro-forma.......................... $(8,446) $(56,821) $(23,945)
     Loss per share--as reported.................. $ (0.45) $  (2.93) $   (.89)
     Loss per share--pro-forma.................... $ (0.55) $  (3.01) $   (.94)

  The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                          1996    1997    1998
                                                         ------  ------  ------
     Expected dividend yield............................      0%      0%      0%
     Expected stock price volatility....................   60.2%   59.0%   68.8%
     Risk-free interest rate............................    5.9%    5.8%   4.64%
     Expected life of options........................... 5 yrs.  5 yrs.  5 yrs.

                        MEDAREX, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

9. Warrants

  On April 18, 1996, the Company commenced its offer to reduce temporarily the exercise price of each of its Redeemable Warrants which had been issued pursuant to its initial public offering in June, 1991 (the "IPO"), and as part of a series of private placements in December, 1992, the ("Placements"), from $6.17 to $5.55 per Redeemable Warrant (the "Warrant Reduction Offer"). Pursuant to the Warrant Reduction Offer, which was completed on May 15, 1996, the holders of 3,882,022 Redeemable Warrants (approximately 97% of the maximum number of Redeemable Warrants that could have been exercised) exercised their Redeemable Warrants to purchase approximately 4,534,202 shares of Common Stock, resulting in proceeds of $21,545 to the Company before deducting expenses incurred in connection with the offering. Including exercises prior and subsequent to the Warrant Reduction Offer, warrantholders purchased approximately 5,031,910 shares of Common Stock resulting in total gross proceeds to the Company of approximately $24,174 from the exercise of the Redeemable Warrants.

  Certain warrants (the "Representative's Warrants"), which had been issued to an underwriter and placement agent pursuant to the IPO and the Placements were initially exercisable at prices of $9.90, subsequently adjusted to $7.20, per share of Common Stock for a period of four years from June 20, 1992. The Representative's Warrants contained provisions for adjustment to the exercise prices and the number and type of securities issuable upon the exercise of the Representative's Warrants upon the occurrence of certain events including the issuance of any Common Stock or other securities convertible into or exercisable for Common Stock, or in the event of any recapitalization, reclassification, stock dividend, stock split, stock combination or similar transaction. The Representative's Warrants granted to the holders thereof certain demand and piggyback registration rights for the securities issuable upon exercise thereof.

  On June 18, 1996, the Company extended the expiration date of the 356,767 outstanding Representative's Warrants from June 19, 1996 to December 19, 1997 and the exercise price was adjusted to a range of $0.63 to $2.68 per share of Common Stock. In addition, the number of shares issued upon the exercise of the Representative's Warrants was increased to 581,678. During 1996, holders of Representative's Warrants purchased approximately 561,204 shares of Common Stock resulting in total gross proceeds to the Company of approximately $352 as of December 1996. During 1997, the balance of the outstanding Representative's Warrants were exercised resulting in total gross proceeds of $55.

  On July 1, 1994, pursuant to a secondary offering, the underwriter was issued warrants ("New Warrants"), to purchase 100,000 shares of Common Stock. Under the terms of the New Warrants, each New Warrant holder is entitled to purchase one share of Common Stock at a price of $4.50 per share commencing July 1, 1995 until June 30, 1999. The New Warrants contain provisions for adjustment to the exercise prices and the number and type of securities issuable upon the exercise of the New Warrants upon the occurrence of certain events including any recapitalization, reclassification, stock dividend, stock split, stock combination or similar transaction. The New Warrants grant the holders thereof certain demand and piggyback registration rights for the securities issuable upon exercise thereof. As of December 31, 1998, 100,000 New Warrants were outstanding.

  On February 28, 1997, the Company completed its acquisition of HBI (see note
12). As a result of this purchase, the Company assumed HBI outstanding warrants which were convertible into 822,924 shares of Common Stock at $51.54 per share until June 30, 1998. These warrants expired on June 30, 1998.

  On October 21, 1997, the Company acquired GenPharm (see note 12). As a result of this purchase, the Company assumed GenPharm's outstanding warrants which, when converted, can purchase 25,000 shares of Common Stock at $6.00 per share until June 30, 1999. As of December 31, 1998, 25,000 GenPharm warrants were outstanding.

                        MEDAREX, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)


  On August 4, 1998, certain of the former GenPharm shareholders assigned their rights to receive $25,123 of the remaining balance of the purchase price to BCC. As part of this transaction, the Company issued to BCC warrants to purchase 454,796 shares of Common Stock at an exercise price of $10.00 per share exercisable over a period of seven (7) years.

10. Research and Development Agreements

  On May 17, 1995, the Company announced a collaborative arrangement with Novartis. Under the terms of the arrangement, on June 28, 1995, the Company sold 899,888 shares of Common Stock to Novartis at $4.445 per share, for an aggregate purchase price of $4,000. The purchase price represented a premium of approximately $1,140 over the then fair market value of the Company's Common Stock. This premium represents consideration paid for research activities performed by the Company and was amortized into income as the clinical trial and research activities were performed. As of December 31, 1996, there was no unamortized balance remaining. During 1996, $476 of deferred contract revenues was amortized into income.

  On April 26, 1996, the Company announced that it had entered into a collaborative arrangement with Centeon, a Delaware limited liability company formed through a joint venture of Hoechst AG and Rhone-Poulenc Rorer, Inc., to develop and market MDX-33. This collaboration provides for the joint development of MDX-33 by the Company and Centeon. Subject to the terms of the arrangement, the Company is primarily responsible for product development, clinical testing through Phase II trials and the manufacture of all product used in clinical trials. Centeon will be primarily responsible for the payment of all expenses associated with Phase I and Phase II clinical trials of MDX-33 to be conducted by the Company, up to a maximum of $20,000. If such trials are successfully completed, Centeon will be primarily responsible for Phase III clinical trials, regulatory approvals, product commercialization and the costs associated therewith. In addition, under the terms of the arrangement, Centeon paid to the Company an up-front fee of $1,000 which is included in contract and license revenue and will pay research and development funding of $900 over three years. Centeon may also provide the Company with up to $10,000 of additional funding upon the achievement of certain milestones. During 1997, the Company recognized $1,043 in contract revenue from Centeon. In 1998, the Company recognized $1,339 in contract revenue from Centeon.

  Under the terms of the arrangement, Centeon has an option (the "Option") to purchase shares of Common Stock of the Company in an amount equal to $2,000, at a premium over the market price for the Common Stock on the Nasdaq National Market for the three day period commencing one business day prior to the Company's public announcement that certain milestones have been achieved, subject to a maximum of 20% of the shares of the Common Stock or voting power outstanding prior to such issuance. If such milestones have been achieved and Centeon does not elect to exercise the Option, then Centeon will be required to pay $2,000 in cash to the Company.

  HBI, which was acquired by the Company on February 28, 1997, had entered into an exclusive license agreement with Baylor College of Medicine ("Baylor") to market, manufacture, grant sublicenses and sell HBI's 4197X-RA Immunotoxin (also known as MDX-RA). Baylor may terminate this license agreement if a Product License Application is not filed with the U.S. Food and Drug Administration ("FDA") by December 31, 2000. Pursuant to this agreement, the Company is obligated to pay Baylor a royalty equal to a maximum of 10% of the net sales of the product until $5,000 in royalties are paid and 5% of net sales thereafter (5% and 2.5% in certain instances). No royalties have yet been paid under this agreement.

                        MEDAREX, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)


  Effective December 29, 1995, HBI and Santen entered into a Codevelopment and License Agreement (the "Santen License") covering the marketing in Japan of MDX-RA. To maintain exclusive marketing rights, Santen is required to provide $7,750 over the next five years to support the Company's development of MDX-RA. At Santen's option, Santen may elect not to make any payment, but in such event, the license may be made non-exclusive or terminated by the Company. Santen is obligated to seek regulatory approval for the product in Japan and is responsible for the development cost associated with these efforts. Upon the commencement of commercial sales by Santen in Japan, Santen will pay the Company earned royalties based on net sales. Commencing six months after approval of MDX-RA by Japanese regulatory authorities, Santen is required to pay minimum royalties. Amounts paid by Santen to the Company, except those amounts related to the purchase of the MDX-RA, are subject to a 10% withholding tax imposed by the Japanese government. The Company receives U.S. income tax credits equal to the amounts withheld, but the Company is not currently able to utilize such credits. During 1997 and 1998, the Company recognized $865 and $900, respectively, in contract revenue from Santen.

  The Company has reached an understanding with Santen regarding certain modifications to the Santen License whereby the Company will obtain, among other things, revisions in the manufacturing and royalty provisions as well as an option, subject to certain rights of Santen, to reacquire commercial rights to the MDX-RA product for the Japanese market. In return, the Company allowed Santen to issue a contingent note in the amount of $1,000 due in January 2000 for the milestone payment which was originally due in January 1998 relating to the initiation of Phase III clinical trials of MDX-RA in the United States. In November 1998, the Phase III clinical trials for MDX-RA was suspended by the trial's safety committee after 565 patients had been treated. The reason for the suspension was the occurrence of serious adverse events ("SAE's") in seven
(7) placebo treated patients and six (6) patients given active drug. The Company is currently analyzing the SAE's and product formulation to try to determine the cause of the SAE's. As a result of the suspension of the Phase III clinical trial of MDX-RA, the Company and Santen are discussing the status of this collaboration.

  The Company holds a non-exclusive license from Sanofi, S.A., ("Sanofi") a French pharmaceutical company, to use its patented method for conjugating antibodies involving the particular toxin and linker used by the Company in the manufacture of MDX-RA. A royalty of $1.00 per treatment unit of MDX-RA is payable to Sanofi for sales in countries where Sanofi has patent rights until royalties of $1 million are paid, after which the royalty rate is reduced to $.75 per treatment unit. The license provides for minimum annual royalties of $137,500 for 1996 and thereafter, with the last payment due in March 1999. During 1997 and 1998, the Company paid a minimum fee for ten (10) months of $115 and $138, respectively.

  In May 1993, GenPharm, which was acquired by the Company on October 21, 1997, entered into a collaboration with Eisai to fund the development and initial manufacturing of a specific human antibody product. This agreement was subsequently amended to provide for further research and development funding through December 31, 1997. Revenue recognized in 1997 by the Company under this research agreement, as amended, was $377. In 1998, the Company received a $750 milestone payment for the production of antibodies. Research and development costs incurred under this agreement, to date, have approximated revenues.

  In February 1997, GenPharm entered into a Research and Commercialization Agreement with Centocor. This agreement provides Centocor with a research license in return for annual license fees. Further, Centocor was granted an option to obtain exclusive worldwide marketing and manufacturing rights to any antibodies which are developed under the terms of the agreement contingent upon Centocor making equity investments in GenPharm (now the Company). Under the terms of the agreement, in October 1998, Centocor exercised its option by making a $4,000 equity purchase and received 900,340 shares of Medarex's Common Stock. The

                        MEDAREX, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

agreement provides for benchmark payments on the achievement of certain milestones and royalty payments on product sales.

  In August 1998, the Company announced that it had received a $1,200 milestone payment from Merck KGaA in exchange for 192,000 shares of Medarex Common Stock. The milestone payment was triggered by clinical development progress of MDX-447, an anti-cancer treatment developed jointly by Merck KGaA and Medarex. In December 1998, Merck KGaA obtained an option to expand its collaboration with Medarex for the anti-cancer Bispecific antibody, MDX-447. Merck KGaA obtained the exclusive option to negotiate for worldwide licensing rights, with Medarex retaining United States rights, in return for an option fee of $1,500 and Merck's agreement to pay fully for Phase II clinical trials of MDX-447. Merck KGaA currently has exclusive marketing rights in Europe, Medarex retains U.S. rights and the two companies share the rest of the world.

  In February of 1998, the Company entered into a collaboration with Schering AG, Germany, in which Medarex will use its HuMAb-Mouse technology to produce fully human antibodies to a proprietary antigen for Schering AG. Medarex could receive research and development payments, a license fee, milestone payments and royalty payments on future product sales by Schering AG.

  In May 1998, the Company entered into an antibody development agreement with E-Site, a privately held biotechnology company. Under this new research collaboration and license agreement, E-Site will employ Medarex's HuMAb-Mouse technology to produce a fully human antibody for use as part of a platform technology that has the potential to treat numerous infectious diseases. Medarex could receive license fees, milestone payments and pre-clinical and clinical manufacturing payments, plus royalty payments on future product sales by E-Site. In addition, Medarex and E-Site will collaborate to develop a second human antibody that will be shared by both companies.

  In June 1998, the Company entered into a research agreement with Bristol-Myers involving Medarex's HuMAb-Mouse technology. Bristol-Myers will use the HuMAb-Mouse to create human antibodies to multiple antigens for use in their drug discovery programs. The agreement includes the option for Bristol-Myers to commercialize these antibodies with terms that could result in license fees and milestone payments, plus royalties to Medarex.

  In July 1998, the Company and FibroGen, a privately held biotechnology company, entered into an antibody development agreement for potential anti-fibrotic therapies. Medarex could receive research and development payments, license fees and milestone payments, plus royalty payments on future product sales by FibroGen. The agreement calls for Medarex to use its HuMAb-Mouse technology to produce fully human antibodies against FibroGen's proprietary targets for exclusive use by FibroGen and its licensees. FibroGen's targets include connective tissue growth factor (CTGF) and its processed fragments, bone morphogenic protein 1 and tolloids, key proteins implicated in fibrotic disease.

  In September 1998, the Company entered into an antibody development agreement with medac, a privately held company. Under this research collaboration and license agreement, Medarex will use its technology to produce a new Bispecific antibody to treat Hodgkin's Lymphoma. Medarex will employ its HuMAb-Mouse technology to generate a fully human monoclonal antibody to CD30, a potential cancer antigen for which medac claims proprietary rights.

  In December 1998, the Company and Novartis entered into a global licensing arrangement involving Medarex's HuMAb-Mouse technology. Under the terms of the agreement, Novartis obtains the rights to use the

                        MEDAREX, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

HuMAb-Mouse technology throughout the entire Novartis organization for an unlimited number of targets for up to ten years. Under the terms of the arrangement, Novartis made an initial equity investment in the Company by purchasing 511,509 shares of Common Stock of $2 million at a purchase price of $3.91 per share, a premium to the market price on the day of the transaction. An additional $1 million equity investment will be made on the first anniversary of the agreement. A further $3 million in equity purchases may be made after the initial five year term of the agreement. In addition, the Company could receive license fees, milestone payments and royalties on sales of products made utilizing the HuMAb-Mouse technology.

  The Company spent $7,596, $14,100 and $23,122 during the years ended December 31, 1996, 1997 and 1998, respectively, on activities relating to development of new products, services or techniques or the improvement of existing products, services or techniques. In 1996, approximately 6% of the Company's research and development was funded by Novartis and in 1996 and 1997, 15% and 7%, respectively, was funded by Centeon and in 1997 6% was funded by Santen. In 1998, 6% was funded by Centeon, 4% by Santen and 3% was funded by both Merck KGaA and Eisai.

11. Commitments

  The Company is a party to a number of license agreements which call for royalties to be paid by the Company if and when the Company commercializes products utilizing the licensed technology.

  The Company has a contingent commitment to pay $1,000 to Essex Chemical Corporation ("Essex") without interest in installments equal to 20% of net after tax earnings of the Company in future years. The Company's contingent commitment, as amended, to pay up to $1,000 out of future earnings may be satisfied, at the Company's option, through the payment of cash or shares of the Company's Common Stock having a fair market value equal to the amount owed, provided that such shares are registered with the Securities and Exchange Commission.

12. Acquisitions

  On February 28, 1997, the Company completed its acquisition of HBI, a biotechnology company located in Houston, Texas, involved in the development of monoclonal antibody and other biopharmaceutical products to prevent secondary cataracts and to treat glaucoma, disorders that impair or destroy human vision. The purchase price consisted of 1,026,245 shares of Medarex common stock (valued at $7.375 per share), the assumption of HBI's outstanding options and warrants (valued at $550), the assumption of certain liabilities in excess of tangible assets acquired of $879, forgiveness of indebtedness of $750 and transaction and other costs of approximately $638. The transaction was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities assumed have been recorded at their estimated fair market values at the date of acquisition. Since technological feasibility of the in-process research and development costs have not yet been established and the technology had no alternative future use at the acquisition date, the in-process research and development costs of $10,386 were immediately written-off and included in the results of operations as a non-recurring charge for the year ended December 31, 1997.

  On October 21, 1997, the Company acquired all of the assets and liabilities of GenPharm, a privately held biopharmaceutical company located in Palo Alto, California, engaged in the development of transgenic mice for the creation of fully human monoclonal antibodies. The Company agreed to pay GenPharm shareholders up to $62,725 (the "Purchase Price"), payable in shares of the Company's Common Stock. The Purchase Price was subsequently reduced by approximately $518 pursuant to certain adjustments provided for in the Merger. The transaction was treated as a purchase for accounting purposes and since the technological feasibility of the in-

                        MEDAREX, INC. AND SUBSIDIARIES

                 (Dollars in thousands, except per share data)

process research and development costs have not yet been established and the technology had no alternative future use at the acquisition date, the in-process research and development costs were immediately written off and included in the results of operations as a non-recurring charge for the year ended December 31, 1997. In addition, in connection with the Merger, the Company agreed to pay a stock bonus to certain employees of GenPharm in an amount up to $2,275 payable in Common Stock. In January 1998, $1,188 of the stock bonus was paid through the issuance of 250,000 shares of the Company's Common Stock and in September of 1998, $1,085 was paid through the issuance of 144,942 shares of the Company's Common Stock and cash.

  During 1997, the Company issued 3,250,000 shares of its Common Stock as payment of $17,794 of the Purchase Price. On August 4, 1998, certain of the former GenPharm shareholders assigned their Rights to receive $25,123 of the remaining balance of the Purchase Price to BCC. As part of this transaction, the Company issued 3,721,877 shares of Common Stock and warrants to purchase 454,796 shares of Common Stock at an exercise price of $10.00 per share exercisable over a period of seven (7) years to BCC in exchange for such Rights. On September 1, 1998, the Company prepaid the remaining balance of the Purchase Price owed to the GenPharm shareholders ($19,290) by issuing 3,829,315 shares of Common Stock, valued at $5.04 per share.

  The results of operations for the HBI and GenPharm acquisitions are included in the statement of operations from the respective dates of acquisition.

13. Segment Information

  The Company is an integrated monoclonal antibody-based company with antibody discovery, development and manufacturing capabilities. The operations of the Company and its wholly-owned subsidiaries constitute one business segment.

  Revenue from customers representing 10% or more of total revenues for the years ended December 31, 1996, 1997 and 1998 is as follows:

     Customer                                                     1996 1997 1998
     --------                                                     ---- ---- ----
     Merck KGaA..................................................           24%
     Centeon..................................................... 61%  23%  20%
     Santen......................................................      26%  13%
     Eisai.......................................................      12%  11%
     Novartis.................................................... 25%

  No other single customer accounted for more than 10% of the Company's total revenues for the years ended December 31, 1996, 1997 and 1998, respectively.

14. Subsequent Event

  On February 25, 1999 the Company announced that it had reacquired the worldwide rights to MDX-210, an anti-cancer bispecific antibody, after Novortis elected not to continue participating in its development.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

  None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

  The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999, which will be filed on or before April 16, 1999, and is incorporated herein by reference.

Item 11. Executive Compensation

  The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999, which will be filed on or before April 16, 1999, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999, which will be filed on or before April 16, 1999 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information required herein will be incorporated in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999, which will be filed on or before April 16, 1999, and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   Item Number
   -----------
    (a).1.     Financial Statements

               Report of Independent Auditors.

               Consolidated Balance Sheets as of December 31, 1997 and 1998.

               Consolidated Statements of Operations for the Years Ended
               December 31, 1996, 1997 and 1998.

               Consolidated Statements of Stockholders' Equity for the Years
               Ended December 31, 1996, 1997 and 1998.

               Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1996, 1997 and 1998.

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

       2.3(28) Amended and Restated Agreement and Plan of Reorganization among the Registrant, Medarex Acquisition Corp. and GenPharm
               International, Inc., dated as of May 5, 1997, together with Exhibits thereto.

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

   Item Number
   -----------
     10.6(1)   Exclusive License Agreement by and between Trustees of
               Dartmouth College and the Registrant, dated July 15, 1987.

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

      10.26(1) Security Agreement between the Registrant and First New
               Hampshire Bank of Lebanon, dated October 25, 1990.

      10.27(1) Distribution Agreement between the Registrant and Funakoshi
               Pharmaceutical Co., Ltd., dated as of June 1, 1989, expiring
               May 31, 1990.

      10.28(1) Employment Agreement by and between the Registrant and Dr.
               Donald Drakeman, dated as of April 1, 1991, as amended.

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

   10.45(6)    Agreement In Principle dated as of July 23, 1992 by and among
               Institut Curie, Immuno-Designed Molecules, SARL and the
               Registrant.

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

   10.61(9)    1995 Stock Option Plan

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

   Item Number
   -----------
   10.69(19)   Convertible Note dated January 15, 1997 executed by Houston
               Biotechnology Incorporated in favor of the Registrant.

   10.70(29)** Cooperative Research and Development Agreement made May 31, 1993 between Eisai Co., Ltd. and GenPharm International, Inc.
               together with Amendment No. 1 thereto effective as of October
               10, 1995, and Amendment No. 2 thereto effective as of April 26,
               1996.

   10.71(29)** Cooperative Research Agreement made effective as of January 1,
               1995, between LeukoSite, Inc. and GenPharm International, Inc., together Amendment No. 1 thereto effective as of January 1, 1996, Amendment No. 2 thereto made effective as of December 1,
               1996, and an Acknowledgement Relating thereto made effective
               March 24, 1997.

   10.72(29)** Research and Commercialization Agreement made February 24, 1997 between Centocor, Inc. and GenPharm International, Inc.

   10.73(23)** Release and Settlement Agreement, dated March 26, 1997, among cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan
               Tobacco, Inc. and GenPharm International, Inc.

   10.74(24)** Cross License Agreement, effective as of March 26, 1997, among
               Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan
               Tobacco, Inc. and GenPharm International, Inc.

   10.75(25)** Interference Settlement Procedure Agreement, effective as of
               March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc.,
               Xenotech, L.P., Japan Tobacco, Inc. and GenPharm International,
               Inc.

   10.76(26)   Convertible Note Purchase Agreement, dated as of March 26, 1997, between Cell Genesys, Inc. and GenPharm International, Inc.

   10.77(27)   Convertible Subordinated Promissory Note, dated March 26, 1997, made by Cell Genesys, Inc. to the order of GenPharm
               International, Inc.

   10.78(30)** Development and Licensing Agreement between the Registrant and
               Centeon L.L.C. dated April 24, 1996.

   10.79(31)** Research and Licensing Agreement between the Registrant and
               Merck KGaA dated June 26, 1996.

   10.80(32)** Research and Commercialization Agreement dated February 11, 1998 between the Registrant and Schering AG.

   10.81(33)   Rights Exchange Agreement dated as of June 10, 1998 between the
               Registrant and BCC Acquisition I LLC, together with the exhibits thereto.

   10.82(34)*  Evaluation Research and Commercialization Agreement effective as of November 6, 1998 between GenPharm International, Inc. and
               Novartis Pharma AG.

   10.83(35)*  Stock Purchase Agreement dated as of November 6, 1998 between the Registrant and Novartis Pharma AG.

   21          Subsidiaries of the Registrant.

   23.1        Consent of Ernst & Young LLP.

   27          Financial Data Schedule.

--------
 (1) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-39956) filed on April 12, 1991.
 (2) Incorporated by reference to the identically numbered exhibit to the Registrant's Current Report on Form 8-K dated December 20, 1991.

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

(28) Incorporated by reference to Exhibit Number 2.1 to the Registrant's Registration Statement on Form S-4 (No. 333-29953) filed on June 25, 1997.
(29) Incorporated by reference to identically numbered exhibit to the Registrant's current Report on Form 8-K filed on March 31, 1998.
(30) Incorporated by reference to Exhibit Number 10.74 to the Registrant's current Report on Form 8-K filed on March 31, 1998.
(31) Incorporated by reference to Exhibit Number 10.73 to the Registrant's current Report on Form 8-K filed on March 31, 1998.
(32) Incorporated by reference to the identically numbered exhibits to the Registrant's Quarterly Report on Form 10-Q filed May 14, 1998.
(33) Incorporated by reference to the identically numbered exhibit to the Registrant's Current Report on Form 8-K filed on June 15, 1998.
(34) Incorporated by reference to Exhibit Number 10.1 to the Registrant's Current Report on Form 8-K filed on February 26, 1999.
(35) Incorporated by reference to Exhibit Number 10.2 to the Registrant's Current Report on Form 8-K filed on February 26, 1999.
  *Confidential treatment has been requested with respect to specified portions of this exhibit.
 **Confidential treatment has been granted with respect to specified portions of this exhibit.

  (b) Reports on Form 8-K

  Form 8-K filed on March 5, 1999, relating to the formation of a Danish joint venture with BankInvest VF to develop the HuMAb-Mouse technology (Item 5)

  Form 8-K filed on March 1, 1999, relating to the Registrant's reacquisition of certain commercial rights from Novartis (Item 5)

  Form 8-K filed on February 26, 1999, relating to the Registrant's execution of a license agreement and stock purchase agreement with Novartis Pharma AG (Item 5)

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1999.

                                          MEDAREX, INC.

                                                  /s/ Donald L. Drakeman
                                          By: _________________________________
                                                    Donald L. Drakeman
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

Principal Executive Officer and Director:

          /s/ Donald L. Drakeman                          March 29, 1999
___________________________________________
            Donald L. Drakeman
  Director, President and Chief Executive
                  Officer

Principal Financial Officer, Accounting Officer and Director:


         /s/ Michael A. Appelbaum                         March 29, 1999
___________________________________________
           Michael A. Appelbaum
    Director, Executive Vice President
        and Chief Financial Officer

Directors:


             /s/ Irwin Lerner                             March 29, 1999
___________________________________________
               Irwin Lerner
           Chairman of the Board

           /s/ Michael W. Fanger                          March 29, 1999
___________________________________________
             Michael W. Fanger

            /s/ Robert Iggulden                           March 29, 1999
___________________________________________
              Robert Iggulden

           /s/ Charles Schaller                           March 29, 1999
___________________________________________
             Charles Schaller

           /s/ W. Leigh Thompson                          March 29, 1999
___________________________________________
             W. Leigh Thompson

            /s/ Julius A. Vida                            March 29, 1999
___________________________________________
              Julius A. Vida

              /s/ Fred Craves                             March 29, 1999
___________________________________________
                Fred Craves