Form 10-Q
period 1999-03-31
MEDAREX INC
filed 1999-05-14
CIK 874255

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934



For quarter ended March 31, 1999                     Commission File No. 0-19312
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

The number of shares of common stock, $.01 par value, outstanding as of May 10, 1999 was 31,507,186 shares.

                        MEDAREX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                           December 31,    March 31,
                                                           -----------   -----------
                                                               1998         1999
                                                                         (Unaudited)
ASSETS
------
Current assets:
 Cash and cash equivalents                                 $     4,411   $     7,298
 Marketable securities                                          30,253        23,806
 Trade accounts receivable, less allowance for doubtful
  accounts of $5                                                    16            21
 Inventory                                                          49            35
 Prepaid expenses and
  other current assets                                           1,796         2,233
                                                           -----------   -----------
   Total current assets                                         36,525        33,393

Property and equipment:
 Machinery and equipment                                         4,439         4,584
 Furniture and fixtures                                            282           310
 Leasehold improvements                                          2,321         2,248
                                                           -----------   -----------
                                                                 7,042         7,142

 Less accumulated depreciation and amortization                 (3,703)       (3,914)
                                                           -----------   -----------
                                                                 3,339         3,228

Investments in, and advances to affiliates                         561           561
Segregated cash                                                  1,300         1,300
Patent rights and other assets                                     510           499
                                                           -----------   -----------
   Total assets                                            $    42,235   $    38,981
                                                           ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Trade accounts payable                                    $       394   $     1,082
 Accrued liabilities                                             4,867         2,243
 Deferred contract revenue                                       1,683         1,258
                                                           -----------   -----------
   Total current liabilities                                     6,944         4,583

Long-term obligations                                               62            41

Commitments                                                          -             -

Stockholders' equity:
 Preferred stock, $1.00 par value, 2,000,000 share authorized;
  none issued and outstanding                                        -             -
 Common stock, $.01 par value; 40,000,000 shares authorized;
  31,507,186 shares issued and outstanding                         315           315
 Capital in excess of par value                                144,252       144,252
 Accumulated other comprehensive income                             67           125
 Accumulated deficit                                          (109,405)     (110,335)
                                                           -----------   -----------
    Total stockholders' equity                                  35,229        34,357
                                                           -----------   -----------
    Total liabilities and stockholders' equity             $    42,235   $    38,981
                                                           ===========   ===========


See notes to these unaudited consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (In thousands, except share data)


                                                              Three Months Ended
                                                            March 31,     March 31,
                                                              1998          1999
                                                           -----------   -----------
Sales                                                      $        59   $        44
Grants, contract and license revenues                            1,254         5,550
                                                           -----------   -----------
  Total revenues                                                 1,313         5,594

Costs and expenses:
  Cost of sales                                                    131            28
  Research and development                                       5,288         5,479
  General and administrative                                     1,059         1,282
                                                           -----------   -----------
    Operating loss                                              (5,165)       (1,195)

Interest and dividend income                                       695           267
Interest expense                                                  (600)           (2)
                                                           -----------   -----------
    Net loss                                               $    (5,070)  $      (930)
                                                           ===========   ===========
Basic and diluted net loss per share                            ($0.23)       ($0.03)
                                                           ===========   ===========
Weighted-average number of common
 shares outstanding during the period
 -basic and diluted                                         22,163,875   31,507,186


See notes to these unaudited consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                           For the Three Months Ended
                                                                    March 31,
                                                                1998           1999
                                                                ----           ----
Operating activities:
 Net loss                                                  $    (5,070)  $      (930)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation                                                    210           191
   Amortization                                                    101           105
   Non-cash interest expense                                       595             -
Changes in operating assets and liabilities, net of acquistion:
 Trade accounts receivable, net                                    (19)           (5)
 Inventory                                                          (9)           14
 Prepaid expenses and other current assets                        (522)         (437)
 Trade accounts payable                                            (93)          688
 Accrued liabilities                                            (1,705)       (2,617)
 GenPharm acquisition liability                                   (654)            -
 Deferred contract revenue                                           -          (425)
                                                           -----------   -----------
    Net cash used in operating activities                       (7,166)       (3,416)

Investing activities:
 Purchase of property and equipment                               (561)         (174)
 Increase in other assets                                         (360)            -
 Purchase of marketable securities                                   -        (4,000)
 Sale of marketable securities                                   7,057        10,505
                                                           -----------   -----------
    Net cash provided by investing activities                    6,136         6,331

Financing activities:
 Cash received from sales of securities, net                         8             -
 Principal payments under debt obligations                         (30)          (28)
                                                           -----------   -----------
    Net cash used by financing activities                          (22)          (28)
                                                           -----------   -----------
    Net increase (decrease) in cash and cash equivalents        (1,052)        2,887
Cash and cash equivalents at beginning of period                 6,724         4,411
                                                           -----------   -----------
Cash and cash equivalents at end of period                 $     5,672   $     7,298
                                                           ===========   ===========

Supplemental disclosures of cash flow information
 Cash paid during period for:
    Income taxes                                           $       983   $         -
                                                           ===========   ===========
    Interest                                               $         5   $         2
                                                           ===========   ===========


See notes to these unaudited consolidated financial statements.

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


1.  Organization and basis of presentation

     The unaudited financial statements have been prepared from the books and records of Medarex, Inc. and Subsidiaries (the "Company") in accordance with the instruction to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.  Net loss per common share

     Basic and diluted earnings per share is calculated in accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 128, "Earnings per Share". All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of SFAS No. 128.

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

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


4.  Inventory

     Inventory consists primarily of antibodies to be sold to the research community and to licensees pursuant to licensing arrangements for use in human clinical testing of the Company's products and is stated at the lower of cost or market with cost determined on a first-in-first-out basis.

5.  Contingencies

     In connection with the merger of the Company and Essex Medical Products, Inc., the Company issued promissory notes to Essex Chemical Corporation ("Essex") in the principal amount of $100, which have been subsequently repaid, and committed to pay 20% of the Company's net after tax income until a total of $1,000 has been paid. At the Company's option, this obligation may be satisfied by the payment of shares of the Company's Common Stock having a fair market value equal to the amount owed, provided such shares are registered for sale with the Securities and Exchange Commission. Amounts up to $1,000 will be payable to Essex, based solely on the earnings of the Company, by March 31 of each year, to the extent of 20% of net after tax earnings of the Company realized during the preceding fiscal year.

6.   Comprehensive Income

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. The components of comprehensive income (loss) for the three-month period ended March 31, are as follows:

                                                                Three months ended March 31,
                                                              1998                         1999
                                                    ------------------------      -----------------------

                Net Loss                                           $(5,070)                        $(930)
                Unrealized gain (loss) on
                securities                                             (85)                           58
                                                  -------------------------     -------------------------
                Total comprehensive loss                           $(5,155)                        $(872)

7.  Segment Information

     The Company is an integrated monoclonal antibody-based company with antibody discovery, development and manufacturing capabilities. The operations of the Company and its wholly-owned subsidiaries constitute one business segment.

     Revenue from customers representing 10% or more of total revenues for the quarters ended March 31, 1998 and 1999 is as follows:

                Customer                      1998            1999
     ------------------------------      --------------  --------------
     Centocor, Inc.                                 30%             72%
     Merck KGaA                                     12%             19%
     Centeon L.L.C.                                 26%              3%
     Santen Pharmaceutical Co.,
     Ltd.                                           17%              -

     No other single customer accounted for more than 10% of the Company's total revenues for the quarters ended March 31, 1998 and 1999, respectively.

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management's future plans or objectives or to the Company's future economic and financial performance. Forward-looking statements involve known and unknown risks and uncertainties and are indicated by words such as "anticipates", "expects", "believes", "plans", "could" and similar words and phrases. These risks and uncertainties include, but are not limited to, the Company's early stage of product development, history of operating losses and accumulated deficit, additional financing requirements and access to capital funding, dependence on strategic alliances, government regulation of the biopharmaceutical industry and other risks that may be detailed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

     The Company had approximately $31,100 in cash, cash equivalents and marketable securities and approximately $1,300 in a segregated cash account as of March 31, 1999. Operating activities consumed $3,400 of cash for the three-month period ended March 31, 1999.

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

     The Company has leased approximately 53,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. Management believes that this facility is well suited for clinical-grade production of bispecific and monoclonal antibodies as it has in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. By leasing this facility and spending modestly to adapt it, management believes that the Company has preserved a considerable amount of capital that might otherwise have been used to build a biopharmaceutical production facility. This lease runs through September 30, 2003. On January 8, 1998, the Company signed a lease for laboratory and office space in San Jose, California. This lease runs through December 2001. The minimum combined lease commitments for both facilities range between $1,400 and $2,100 per year and the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $9,100. As of March 31, 1999, the Company had commitments for approximately $575 of capital expenditures.

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


Liquidity and Capital Resources (con't)
---------------------------------------

     On January 12, 1999 the Company announced a licensing arrangement with Immunex Corporation ("Immunex") involving Medarex's HuMAb-MouseTM technology. Through this license, Immunex obtained the rights to use the HuMAb-Mouse technology throughout the entire Immunex organization for an unlimited number of targets for up to ten years. Under the terms of the agreement, Medarex will receive technology access fees and could receive research payments, license fees and milestone payments, as well as royalties on commercial sales.

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

Year 2000 Implications
----------------------

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. The Company has determined that there are no significant Year 2000 issues with its systems or services. With respect to its internal systems, the Company in conjunction with expert third-party Year 2000 consultants, has completed a review of its business systems including its research and development, financial, communication and administrative operations and is implementing programs to address its potential exposures to the Year 2000 issue. Based on this review, systems identified as non-year 2000 compliant are either being replaced or corrected through software upgrades. The Company expects to replace or correct all non-compliant systems by the end of the third quarter of 1999. The Company estimates the cost of its Year 2000 efforts to be approximately $30, of which approximately $19, has been incurred to date.
The total cost estimate is based on management's current assessments and is subject to change.

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

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


Year 2000 Implications (con't)
------------------------------

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

Results of Operations
---------------------

Three months ended March 30, 1998 and 1999
------------------------------------------

     Revenue for the three-month period ended March 31, 1999 increased by $4,281, a 326% increase from the three-month period ended March 31, 1998. The increase relates principally to a $4,000 milestone payment from Centocor, Inc. ("Centocor"). Centocor holds exclusive commercial licenses to develop HuMAb antibodies to four licensed targets. Additionally, the increase reflects payments pursuant to license agreements with Merck KGaA.

     Cost of sales decreased by $103 during the first quarter of 1999, a 79% decrease as compared to the quarter ended March 31, 1998. The decrease is due to lower 1999 production of MDX-447 for Merck KGaA

  Research and development expenses increased $191 during the quarter ended March 31, 1999, a 4% increase as compared to the same period in 1998. The increase is principally due to higher personnel costs and patent expenses offset by lower clinical trial expenses reflecting the suspension of patient enrollment in Phase III trial of MDX-RA.

     General and administrative expenses increased by $223 for the three-month period ending March 31, 1999, a 21% increase from the same period in 1998. The increase is primarily attributable to higher personnel costs, shareholder relations expenses, and travel expenses.

  Interest and dividend income decreased by $428 for the three-months ending March 31, 1999, a 62% decrease as compared to the quarter ended March 31, 1998. The decrease is principally the loss of interest received on a $15 million note receivable, which matured on September 30, 1998.

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


Three months ended March 30, 1998 and 1999 (con't)
--------------------------------------------------

     Interest expense decreased by $598 for the three-months ending March 31, 1999, a 100% decrease as compared to the same quarter ended March 31, 1998. The decrease is attributable to interest accrued for the 1998 amortization of a discount associated with the accounting treatment of the value of the liability due to the shareholders of GenPharm International, Inc. ("GenPharm") pursuant to the acquisition of GenPharm by the Company in October 1997. This liability was settled on various dates through September 1, 1998.

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

Part II - Other Information

Item 6.  Exhibits and reports on Form 8-K


(a)  Reports on Form 8-K:

     Form 8-K filed on February 18, 1999, relating to the Registrant's entry into an Evaluation, Research and Commercialization Agreement with Novartis Pharma AG ("Novartis") granting Novartis certain rights with respect to the Registrant's HuMAb-MouseTM technology.

     Form 8-K filed on March 1, 1999, relating to the Registrant's reacquisition of the worldwide rights to its MDX-210 anti-HER2 cancer product from Novartis Pharma AG.

     Form 8-K filed on March 5, 1999, relating to the Registrant's formation of Genmab A/S, a new Danish company, to develop and commercialize a portfolio of fully human antibodies from the Registrant's HuMAb-MouseTM technology.

(b)  Exhibits

     27.1  Financial Data Schedule

                                   Signatures
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MEDAREX, INC.
                                             -------------
                                             (Registrant)

Date:  May 14, 1999                       By /s/ Michael A. Appelbaum
                                            -------------------------------
                                             Michael A. Appelbaum
                                             Executive Vice President
                                             Finance and Administration
                                             (Principal Financial and
                                             Accounting Officer)