Form 10-Q
period 1999-06-30
MEDAREX INC
filed 1999-08-13
CIK 874255

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934



For quarter ended June 30, 1999          Commission File No. 0-19312
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

The number of shares of common stock, $.01 par value, outstanding as of August 6, 1999 was 32,119,696 shares.

                        MEDAREX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                     December 31,                   June 30,
                                                                 ------------------               --------------
                                                                        1998                           1999
                                                                                                    (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents                                      $            4,411               $        3,531
  Marketable securities                                                      30,253                       22,612
  Trade accounts receivable, less allowance for doubtful
   accounts of $5                                                                16                           47
  Inventory                                                                      49                           46
  Prepaid expenses and
   other current assets                                                       1,796                        1,578
                                                                 ------------------               --------------
     Total current assets                                                    36,525                       27,814

Property and equipment
  Machinery and equipment                                                     4,439                        4,731
  Furniture and fixtures                                                        282                          322
  Leasehold improvements                                                      2,321                        2,248
                                                                 ------------------               --------------
                                                                              7,042                        7,301
  Less accumulated depreciation and amortization                             (3,703)                      (4,195)
                                                                 ------------------               --------------
                                                                              3,339                        3,106

Investments in, and advances to affiliates                                      561                          561
Segregated cash                                                               1,300                        1,300
Patent nights and other assets                                                  510                          488
                                                                 ------------------               --------------
     Total assets                                                $           42,235               $       33,269
                                                                 ------------------               --------------
                                                                 ------------------               --------------

LIABILITIES AND STOCKHOLDERS EQUITY
-----------------------------------
 Current liabilities
  Trade accounts payable                                         $              394               $          419
  Accrued liabilities                                                         4,867                        2,480
  Deferred contract revenue                                                   1,683                          833
                                                                 ------------------               --------------
        Total current liabilities                                             6,944                        3,732

Long-term obligations                                                            62                           35

Commitments                                                                       -                            -

Stockholders' equity
  Preferred stock, $1.00 par value, 2,000,000 shares authorized;
   none issued and outstanding                                                    -                            -
  Common stock, $.01 par value, 40,000,000 shares authorized;
   31,507,186 shares issued and outstanding at December 31, 1998 and 32,119,696 shares issued and 31,517,196 shares outstanding
   at June 30, 1999                                                             315                          321
  Capital in excess of par value                                            144,252                      144,341
  Treasury stock, at cost 0 and 602,500 shares, respectively                      -                       (3,031)
  Deferred compensation                                                           -                        2,970
  Accumulated other comprehensive income (loss)                                  67                         (335)
  Accumulated deficit                                                      (109,405)                    (114,764)
                                                                 ------------------               --------------

      Total stockholders' equity                                             35,229                       29,502
                                                                 ------------------               --------------
      Total liabilities and stockholders' equity                 $           42,235               $       33,269
                                                                 ------------------               --------------
                                                                 ------------------               --------------

See notes to these unaudited consolidated financial statements

                        MEDAREX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (In thousand, except share data)




                                             Six Months Ended          Three Months Ended
                                           June 30,      June 30,      June 30,    June 30,
                                             1998          1999         1998         1999
                                           -----------   ----------    ---------  ---------
Sales                                             521           487          462        443
Grants, contract and license revenues           2,883         6,540        1,629        990
                                          -----------    ----------    ---------  ---------
   Total revenues                               3,404         7,027        2,091      1,433

Costs and expenses:
   Cost of sales                                  447           156          315       128
   Research and development                    10,950        10,168        5,663     4,690
   General and administrative                   2,204         2,616        1,146     1,334
                                           -----------   ----------    ---------  ---------
     Operating loss                           (10,197)       (5,913)      (5,033)   (4,719)

Interest and dividend income                    1,200           558          505       291
Interest expense                                1,209             4          608         2
                                           -----------   ----------    ---------  ---------
     Net loss                                 (10,206)       (5,359)      (5,136)   (4,430)
                                           -----------   ----------    ---------  ---------
                                           -----------   ----------    ---------  ---------
Basic and diluted net loss per share           ($0.46)       ($0.17)      ($0.23)   ($0.14)
                                           -----------   ----------    ---------  ---------
                                           -----------   ----------    ---------  ---------
Weighted-average number of common
 shares outstanding during the period
 -basic and diluted                        22,180,890    31,585,959   22,197,718  31,663,866

See notes to these unaudited consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                    1998                1999
                                                                                    ----                ----
Operating activities:
  Net loss                                                                   $   (10,206)         $        (5,359)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                                    380                      385
     Amortization                                                                    210                      203
     Non-cash interest expense                                                     1,201                        -
Changes in operating assets and liabilities, net of acquisition:
  Trade accounts receivable, net                                                      (2)                     (31)
  Inventory                                                                            3                        3
  Prepaid expenses and other current assets                                       (1,125)                     218
  Trade accounts payable                                                             582                       25
  Accrued liabilities                                                             (1,917)                  (2,378)
  GenPharm acquisition liability                                                    (654)                       -
  Deferred contract revenue                                                            -                     (850)
                                                                            -------------        -----------------
     Net cash used in operating activities                                       (11,528)                  (7,784)

Investing activities:
  Purchase of property and equipment                                              (1,218)                    (333)
  Increase in other assets                                                          (360)                       -
  Increase in advances to affiliate                                                 (100)                       -
  Purchase of marketable securities                                                    -                   (4,000)
  Sale of marketable securities                                                    9,201                   11,239
                                                                            -------------        -----------------
     Net cash provided by investing activities                                     7,523                    6,906

Financing activities:
  Cash received from sales of securities, not                                         31                       34
  Principal payments under debt obligations                                          (64)                     (36)
                                                                            -------------        -----------------
     Net cash used in financing activities                                           (33)                      (2)
                                                                            -------------        -----------------
     Net decrease in cash and cash equivalents                                    (4,038)                    (880)
Cash and cash equivalents at beginning of period                                   6,723                    4,411
                                                                            -------------        -----------------
Cash and cash equivalents at end of period                                   $     2,685          $         3,531
                                                                            -------------        -----------------
                                                                            -------------        -----------------
Supplemental disclosures of cash flow information
    Cash paid during period for:
     Income taxes                                                            $       983          $             -
                                                                            -------------        -----------------

     Interest                                                                $         8          $             4
                                                                            -------------        -----------------

See notes to these unaudited consolidated financial statements.

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


1.  Organization and basis of presentation

          The unaudited consolidated financial statements have been prepared from the books and records of Medarex, Inc. and Subsidiaries (the "Company") in accordance with the instruction to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.  Net loss per common share

          Basic and diluted earnings per share is calculated in accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 128, Earnings per Share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of SFAS No. 128.

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

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


6.   Executive Deferred Compensation Plan

     Effective March 31, 1999 the Company instituted an executive deferred compensation plan to permit certain individuals to defer the gain on the exercise of stock options to a specified future period. In June 1999, six individuals deferred the gain on the exercise of options to purchase 602,500 shares of the Company's common stock which is included as treasury stock in the Company's June 30, 1999 consolidated balance sheet. The Company's executive deferred compensation plan does not permit diversification and must be settled by the delivery of 590,521 shares of the Company's stock on June 7, 2002 and accordingly changes in the fair value of the amount owed to the individuals is not recognized.

7.   Comprehensive Income

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. The components of comprehensive loss for the three and six months ended June 30, are as follows:

                                                  Six months ended June 30,                   Three months ended June 30,
                                                   1998                1999                     1998                1999
                                                   ----                ----                     ----                ----
Net loss                                             $(10,206)            $(5,359)                 $(5,136)            $(4,430)
Unrealized loss on securities                            (112)               (402)                     (27)               (460)
                                            --------------------------------------       --------------------------------------
Total comprehensive loss                             $(10,318)            $(5,761)                 $(5,163)            $(4,890)


8.   Segment Information

     The Company is an integrated monoclonal antibody-based company with antibody discovery, development and manufacturing capabilities. The operations of the Company and its wholly-owned subsidiaries constitute one business segment.

     Revenue from customers representing 10% or more of total revenues for the three and six months ended June 30, 1998 and 1999 is as follows:

                                                      Six Months Ended                     Three Months Ended
                                                          June 30,                              June 30,
Customer                                           1998             1999                 1998             1999
--------                                           ----             ----                 ----             ----
Centocor, Inc.                                      14%              57%                   3%               0%
Merck KGaA                                           5%              22%                   0%              34%
Genmab A/S                                           0%               5%                   0%              26%
Centeon L.L.C.                                      21%               5%                  17%              10%
Novartis Pharma AG                                   0%               3%                   0%              11%
Santen Pharmaceutical Co., Ltd.                     13%               0%                  10%               0%
Eisai Co., Ltd.                                     21%               0%                  34%               0%

     No other single customer accounted for more than 10% of the Company's total revenues for the three and six months ended June 30, 1998 and 1999, respectively.

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

Liquidity and Capital Resources
-------------------------------

     The Company had approximately $26,100 in cash, cash equivalents and marketable securities and approximately $1,300 in a segregated cash account as of June 30, 1999. Operating activities consumed approximately $7,800 of cash for the six-month period ended June 30, 1999.

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

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


Liquidity and Capital Resources (con't)
---------------------------------------

This lease runs through September 30, 2003. On January 8, 1998, the Company signed a lease for laboratory and office space in San Jose, California. This lease runs through December 2001. On July 2, 1999, the Company signed a lease for 6,410 square feet of office space in Princeton, New Jersey. This lease runs through July 2004. The minimum combined lease commitments for all facilities range between $1,541 and $2,300 per year and the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $9,000. As of June 30, 1999, the Company had commitments for approximately $680 of capital expenditures.

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

Year 2000 Implications
----------------------

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. The Company has determined that there are no significant Year 2000 issues with its systems or services. With respect to its internal systems, the Company in conjunction with expert third-party Year 2000 consultants, has completed a review of its business systems including its research and development, financial, communication and administrative operations and is implementing programs to address its potential exposures to the Year 2000 issue. Based on this review, systems identified as non-year 2000 compliant are either being replaced or corrected through software upgrades. The Company expects to replace or correct all non-compliant systems by the end of the third quarter of 1999. The Company estimates the cost of its Year 2000 efforts to be approximately $30, of which approximately $20 has been incurred to date. The total cost estimate is based on management's current assessments and is subject to change.

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

     The failure to identify and remedy Year 2000 problems could disrupt important operations such as product development and ongoing clinical trials. Such disruptions could affect the development and ultimate marketing of potential products as well as put the Company at a competitive disadvantage to companies that have corrected such problems. Additionally, these events could have a material adverse effect on results of operations and financial condition. The Company has not yet developed contingency plans to address these potential problems with internal systems and with third parties. The Company intends to develop preliminary plans during the next quarter, which may need to be refined, as more information becomes available.

Results of Operations
---------------------

Six months ended June 30, 1998 and 1999
---------------------------------------

     Revenue for the six-month period ended June 30, 1999 increased by $3,623, a 106% increase from the six-month period ended June 30, 1998. The increase relates principally to a $4,000 milestone payment from Centocor, Inc. ("Centocor"). Centocor holds exclusive commercial licenses to develop HuMAb antibodies to four licensed targets. Additionally, the increase reflects payments pursuant to license agreements with Merck KGaA.

     Cost of sales decreased by $291 during the first six months of 1999, a 65% decrease as compared to the first six months of 1998. The decrease is due to lower 1999 production of MDX-447 for Merck KGaA.

     Research and development expenses decreased $782 during the first six months of 1999, a 7% decrease from the first six months of 1998. The decrease is principally due to a lower level of human clinical trial activity reflecting the suspension of patient enrollment in the Phase III trial of MDX-RA. This savings was partially offset by higher personnel costs.

          General and administrative expenses increased by $412 for the first six months of 1999, a 19% increase from the first six months of 1998. The increase is primarily attributable to heightened business development activities and shareholder relation expenses.

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Results of Operations
---------------------

Six months ended June 30, 1998 and 1999 (con't)
-----------------------------------------------

     Interest and dividend income decreased by $642 for the six-months ending June 30, 1999, a 54% decrease as compared to the six months ended June 30, 1998. Interest income in the six-month period ended June 30, 1998 included interest of $525 on a $15 million note from Cell Genesys, Inc. ("Cell Genesys"). This note matured and was paid in September of 1998.

     Interest expense decreased by $1,205 for the six-months ending June 30, 1999, a 100% decrease as compared to the six months ended June 30, 1998. Interest expense in the six-month period ended June 30, 1998 was attributable to amortization of a discount associated with the accounting treatment of the value of the liability due to the shareholders of GenPharm International, Inc. ("GenPharm") pursuant to the acquisition of GenPharm by the Company in October 1997. This liability was satisfied on various dates through September 1, 1998.

Results of Operations
---------------------

Three months ended June 30, 1998 and 1999
-----------------------------------------

     Revenue for the three-month period ended June 30, 1999 decreased by $658, a 31% decrease from the three-month period ended June 30, 1998. The decrease relates principally to the fact that a $750 milestone revenue was received from Eisai Co., Ltd. and $225 in research and development revenue was received from Santen Pharmaceutical Co., Ltd. in 1998 and not in 1999, partially offset by higher 1999 contract and license revenues from Centeon L.L.C..

     Cost of sales decreased by $187 during the second quarter of 1999, a 59% decrease as compared to the quarter ended June 30, 1998. The decrease is due to lower 1999 production of MDX-447 for Merck KGaA.

     Research and development expenses decreased $973 during the quarter ended June 30, 1999, a 17% decrease as compared to the same period in 1998. The decrease is principally due to lower clinical trial expenses reflecting the suspension of patient enrollment in the Phase III trial of MDX-RA and lower patent expenses.

     General and administrative expenses increased by $188 for the three-month period ending June 30, 1999, a 16% increase from the same period in 1998. The increase is primarily attributable to increased business development costs and shareholder relations expenses.

     Interest and dividend income decreased by $214 for the three-months ending June 30, 1999, a 42% decrease as compared to the quarter ended June 30, 1998. Interest income in the six-month period ended June 30, 1998 included interest of $263 on a $15 million note from Cell Genesys. This note matured and was paid in September of 1998.

Results of Operations
---------------------

Three months ended June 30, 1998 and 1999 (con't)
-------------------------------------------------

     Interest expense decreased by $606 for the three-months ending June 30, 1999, a 100% decrease as compared to the same quarter ended June 30, 1998. Interest expense in the six-month period ended June 30, 1998 was attributable to amortization of a discount associated with the accounting treatment of the value of the liability due to the shareholders of GenPharm pursuant to the acquisition of GenPharm by the Company in October 1997. This liability was satisfied on various dates through September 1, 1998.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on May 20, 1999, the Company elected three Class II Directors each to serve for a term to expire in 2002 and voted to approve the Company's 1999 Stock Option Plan. In addition, the Company voted to confirm the appointment of Ernst & Young LLP as independent auditors for the 1999 fiscal year. Out of the 31,507,186 eligible votes, 20,939,977 were cast at the meeting either by proxies solicited in accordance with Schedule 14A or by securities holders voting in person. There were 10,567,209 broker non-votes which are not included in the following table as they were not treated as being present at the meeting. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes for each nominee is set forth under Item No. 1 below, the adoption of the Company's 1999 Stock Option Plan is set forth under Item No. 2 below and the appointment of Ernst & Young LLP as independent auditors for the 1999 fiscal year is set forth in Item No. 3 below:


       Item No. 1
       ----------

       Nominees for Directors
       ----------------------


Directors                             Votes For                  Votes Withheld
---------                             ---------                  --------------
Michael A. Appelbaum                  20,313,227                 631,030
Michael W. Fanger                     20,391,842                 552,415
Fred Craves                           20,376,542                 567,715

The following persons are incumbent directors whose terms of office continue after the Annual Meeting:

Class III Terms Expiring in 2001      Class I Terms Expiring in 2000
--------------------------------      ------------------------------
Irwin Lerner                          Charles R. Schaller
Dr. Julius Vida                       Donald L.Drakeman
Dr. W. Leigh Thompson, Jr.            Robert Iggulden

       Item No. 2
       ----------

Approval of the 1999 Stock Option Plan:

               FOR                    AGAINST                    ABSTAIN
               ---                    -------                    -------
               19,589,367             996,384                    358,506

       Item No. 3
       ----------

     Appointment of Ernst & Young LLP as Independent Auditors for the 1999 fiscal year:

                 FOR                AGAINST             ABSTAIN
                 ---                -------             -------

               20,313,155          331,472              17,920

Item 6.  Exhibits and reports on Form 8-K


(a)      Reports on Form 8-K

         Form 8-K filed on August 11, 1999, relating to certain material contracts entered into by Registrant in connection with the formation of the Genmab A/S joint venture and the license of certain of Registrant's technology to Genmab A/S (the "Form 8-K")*

(b)      Exhibits

         10.80 Shareholders Agreement dated February 25, 1999 among Medarex, Inc. GenPharm International, Inc., BankInvest, BI Asset Management Fondsmaeglerselskab A/S, and certain other investors (incorporated by reference to the identically numbered exhibit to the Form 8-K)*

         10.81 Evaluation and Commercialization Agreement dated as of February 25, 1999 among Medarex, Inc. GenPharm International, Inc., and Genmab A/S (incorporated by reference to the identically numbered exhibit to the Form 8-K)*

         10.82   Medarex, Inc. Executive Deferred Savings Plan

         10.83 Agreement of Lease dated July 7, 1999 between McCarthy Associates Limited and Medarex, Inc.

         10.84   Medarex, Inc. 1997 Stock Option Plan

         10.85   Medarex, Inc. 1999 Stock Option Plan

         27.1    Financial Data Schedule

            * Confidential treatment has been requested with respect to specified portions of this exhibit.

                                   Signatures
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MEDAREX, INC.
                                         -------------
                                         (Registrant)

Date:  August 13, 1999            By /s/ Michael A. Appelbaum
                                     ------------------------
                                         Michael A. Appelbaum
                                         Executive Vice President
                                         Finance and Administration
                                         (Principal Financial and
                                         Accounting Officer)