Form 10-Q
period 1999-09-30
MEDAREX INC
filed 1999-11-10
CIK 874255

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934



For quarter ended September 30, 1999          Commission File No. 0-19312
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

The number of shares of common stock, $.01 par value, outstanding as of November 9, 1999 was 31,706,587 shares.

                        MEDAREX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                       December 31,            September 30,
                                                                     ----------------         ----------------
                                                                         1998                      1999


ASSETS
------
Current assets
 Cash and cash equivalents                                          $        4,411           $         4,059
 Marketable securities                                                      30,253                    16,179
 Trade accounts receivable, less allowance for doubtful
     accounts of $5                                                             16                        22
 Inventory                                                                      49                        36
 Prepaid expenses and
   other current assets                                                      1,796                     1,926
                                                                    --------------           ---------------
    Total current assets                                                    36,525                    22,222

Property and equipment
 Machinery and equipment                                                     4,439                     4,960
 Furniture and fixtures                                                        282                       355
 Leasehold improvements                                                      2,321                     2,250
                                                                    --------------           ---------------
                                                                             7,042                     7,565
    Less accumulated depreciation and amortization                          (3,703)                   (4,333)
                                                                    --------------           ---------------
                                                                             3,339                     3,232

 Investments in, and advances to affiliates                                    561                       549
 Segregated cash                                                             1,300                     1,300
 Patent rights and other assets                                                510                       478
                                                                    --------------           ---------------
    Total assets                                                    $       42,235           $        27,781
                                                                    ==============           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Trade accounts payable                                             $          394           $           340
 Accrued liabilities                                                         4,867                     2,465
 Deferred contract revenue                                                   1,683                       408
                                                                    --------------           ---------------
      Total assets                                                           6,944                     3,213

Long-term obligations                                                           62                        29

Commitments                                                                      -                         -

Stockholders' equity
   Preferred stock, $1.00 par value, 2,000,000 shares authorized;
     none issued and outstanding                                                 -                         -
   Common stock, $.01 par value; 40,000,000 shareS authorized;
     31,507,186 shares issued and outstanding at December 31,
     1998 and 32,154,036 shares issued and 31,551,536 shares
     outstanding at September 30, 1999                                         315                       322
   Captial in excess of par value                                          144,252                   144,495
   Treasury stock, at cost 0 and 602,500 shares, respectively                    -                    (3,031)
   Deferred compensation                                                         -                     2,970
   Accumulated other comprehensive income (loss)                                67                      (367)
   Accumulated deficit                                                    (109,405)                 (119,850)
                                                                    --------------           ---------------
     Total stockholders' equity                                             35,229                    24,539
                                                                    --------------           ---------------
     Total liabilites and stcokholders' equity                      $       42,235           $        27,781
                                                                    ==============           ===============


  See notes to theses unauditied consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (In thousands, except share data)


                                                        Nine Months Ended                       Three Months Ended
                                               September 30,           September 30,        September 30,      September 30,
                                                 1998                     1999                 1998               1999
                                             --------------           -------------        -------------      ------------
Sales                                        $          574           $         532        $          53      $         45
Grants, contract and license revenues                 4,086                   7,809                1,203             1,269
                                             --------------           -------------        -------------      ------------
    Total revenues                                    4,660                   8,341                1,256             1,314

Costs and expenses:
    Cost of sales                                       472                     183                   25                27
    Research and development                         16,106                  15,166                5,156             4,998
    General and administrative                        3,619                   4,245                1,415             1,629
                                             --------------           -------------        -------------      ------------
    Operating loss                                  (15,537)                (11,253)              (5,340)           (5,340)

Interest and dividend income                          1,640                     814                  440               256
Interest expense                                      1,531                       6                  322                 2
                                             --------------           -------------        -------------      ------------
    Pre tax loss                                    (15,428)                (10,445)              (5,222)           (5,086)
Provision for income taxes                              342                       -                  342                 -
                                             --------------           -------------        -------------      ------------
    Net loss                                 $      (15,770)          $     (10,445)       $      (5,564)     $     (5,086)
                                             ==============           =============        =============      ============
Basic and diluted net loss per share                 ($0.67)                 ($0.33)              ($0.22)           ($0.16)
                                             ==============           =============        =============      ============
Weighted-average number of common
  shares outstanding during the period
  -basic and diluted                             23,405,584              31,774,055           25,815,038        32,144,114


See notes to these unauditied consolidated statements.

                        MEDAREX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                          For the Nine Months Ended
                                                                                                  September 30,
                                                                                                  ------------
                                                                                          1998                   1999
                                                                                          ----                   ----
Operating activities:                                                            $           (15,770)       $          (10,445)
 Net loss
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                                                 573                       480
    Amortization                                                                                 336                       257
    Non-cash interest expense                                                                  1,521                         -
 Changes in operating assets and liabilities, net of acquisition:
    Trade accounts receivable, net                                                                 1                        (6)
    Inventory                                                                                   (679)                       13
    Prepaid expenses and other current assets                                                   (652)                      (130)
    Trade accounts payable                                                                       (39)                       (54)
    Accrued liabilities                                                                       (1,935)                    (2,390)
    Deferred contract revenue                                                                      -                     (1,275)
                                                                                 -------------------        -------------------
        Net cash used in operating activities                                                (16,644)                   (13,550)

 Investing activities:
   Purchase of property and equipment                                                         (1,399)                      (598)
   Decrease in note receivable                                                                15,000                          -
   Increase in other assets                                                                     (360)                         -
   Increase (decrease) in advances to affiliate                                                 (100)                        12
   Purchase of marketable securities                                                         (20,757)                    (4,000)
   Sale of marketable securities                                                              19,475                     17,640
                                                                                 -------------------        -------------------
        Net cash provided by investing activites                                              11,859                     13,054


Financing activities:
   Cash received from sales of securities, net                                                 4,992                        189
   Principal payments under debt obligations                                                    (195)                       (45)
                                                                                 -------------------        -------------------
        Net cash provided by financing activities                                              4,797                        144
                                                                                 -------------------        -------------------
        Net increase (decrease) in cash and cash equivalents                                      12                       (352)
   Cash and cash equivalents at beginning of period                                            6,723                      4,411
                                                                                 -------------------        -------------------


   Cash and cash equivalents at end of period                                    $             6,735        $             4,059
                                                                                 ===================        ===================

   Supplemental disclosures of cash flow information
        Cash paid during period for:
        Income taxes                                                             $               983        $                 -
                                                                                 ===================        ===================
        Interest                                                                 $                10        $                 6
                                                                                 ===================        ===================

See notes to these unaudited consolidated financial statements.

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


1.  Organization and basis of presentation

     The unaudited consolidated financial statements have been prepared from the books and records of Medarex, Inc. and Subsidiaries (the "Company") in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


6.  Executive Deferred Compensation Plan

     Effective March 31, 1999 the Company instituted an executive deferred compensation plan to permit certain individuals to defer the gain on the exercise of stock options to a specified future period. In June 1999, six individuals deferred the gain on the exercise of options to purchase 602,500 shares of the Company's common stock which is included as treasury stock in the Company's September 30, 1999 consolidated balance sheet. The Company's executive deferred compensation plan does not permit diversification and must be settled by the delivery of 590,521 shares of the Company's stock on September 7, 2002 and accordingly changes in the fair value of the amount owed to the individuals is not recognized.

7.  Comprehensive Income

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. The components of comprehensive loss for the three and nine months ended September 30, are as follows:

                                                  Nine months ended                            Three months ended
                                                    September 30,                                September 30,
                                               1998                1999                     1998                1999
                                        ------------------  ------------------       ------------------  ------------------
Net loss                                         $(15,770)           $(10,445)                 $(5,564)            $(5,086)
Unrealized gain (loss) on securities                 (106)               (434)                       6                 (32)
                                      ---------------------------------------      ---------------------------------------
Total comprehensive loss                         $(15,876)           $(10,879)                 $(5,558)            $(5,118)


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

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


8.  Segment Information (con't)

     Revenue from customers representing 10% or more of total revenues for the three and nine months ended September 30, 1998 and 1999 is as follows:

                                                     Nine Months Ended                     Three Months Ended
                                                       September 30,                         September 30,
Customer                                             1998         1999                     1998          1999
--------                                             ----         ----                     ----          ----
Centocor, Inc.                                       10%          48%                       0%            0%
Merck KGaA                                           17%          24%                      27%           37%
Genmab A/S                                            0%           7%                       0%           15%
Centeon L.L.C.                                       21%           4%                      22%            2%
Novartis Pharma AG                                    0%           4%                       0%           11%
Amgen, Inc.                                           0%           2%                       0%           15%
Schering AG                                           8%           1%                      11%            3%
Santen Pharmaceutical Co., Ltd.                      14%           0%                      18%            0%
Eisai Co., Ltd.                                      16%           0%                       0%            0%

     No other single customer accounted for more than 10% of the Company's total revenues for the three and nine months ended September 30, 1998 and 1999, respectively.

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

Liquidity and Capital Resources
-------------------------------

     The Company had approximately $20,200 in cash, cash equivalents and marketable securities and approximately $1,300 in a segregated cash account as of September 30, 1999. Operating activities consumed $13,550 of cash for the nine-month period ended September 30, 1999.

     To date, the Company's sources of cash have been the proceeds from the sale of its securities through public and private placements, sales of its products for research purposes and technology transfer and license fees.

     The Company's current sources of liquidity are its cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, sales of its products for research and contract and licensing revenues. Management believes that under existing operating plans its current sources of liquidity will be sufficient to meet anticipated cash requirements for at least the next 15 months.

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

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


Liquidity and Capital Resources (con't)
---------------------------------------

This lease runs through September 30, 2003. On January 8, 1998, the Company signed a lease for laboratory and office space in San Jose, California. This lease runs through December 2001. On July 2, 1999, the Company signed a lease for 6,410 square feet of office space in Princeton, New Jersey. This lease runs through July 2004. On August 9, 1999, the Company signed a lease for 10,588 square feet of office space in Annandale, New Jersey, to replace 9,300 square feet of office space that will be vacated in the Exxon facility. This lease runs through November 2004. The minimum combined lease commitments for all facilities range between $1,600 and $2,300 per year and the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $8,900. As of September 30, 1999, the Company had commitments for approximately $501 of capital expenditures.

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

Year 2000 Implications
----------------------

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. The Company has determined that there are no significant Year 2000 issues with its systems or services. With respect to its internal systems, the Company in conjunction with expert third-party Year 2000 consultants, has completed a review of its business systems including its research and development, financial, communication and administrative operations and is implementing programs to address its potential exposures to the Year 2000 issue. Based on this review, systems identified as non-year 2000 compliant are either being replaced or corrected through software upgrades. The Company has replaced or corrected all non-compliant systems. The Company estimates the cost of its Year 2000 efforts to be approximately $60, of which approximately $25 has been incurred to date. The total cost estimate is based on management's current assessments and is subject to change.

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

  The failure to identify and remedy Year 2000 problems could disrupt important operations such as product development and ongoing clinical trials. Such disruptions could affect the development and ultimate marketing of potential products as well as put the Company at a competitive disadvantage to companies that have corrected such problems. Additionally, these events could have a material adverse effect on results of operations and financial condition. The Company has developed contingency plans to address these potential problems with internal systems and with third parties, these plans, may need to be refined, as more information becomes available.

Results of Operations
---------------------

Nine months ended September 30, 1998 and 1999
---------------------------------------------

  Revenue for the nine-month period ended September 30, 1999 increased by $3,681, a 79% increase from the nine-month period ended September 30, 1998. The increase relates principally to a $4,000 milestone payment from Centocor, Inc. ("Centocor"). Centocor holds exclusive commercial licenses to develop HuMAb antibodies to four targets. Additionally, the increase reflects payments pursuant to license agreements with Merck KGaA.

     Cost of sales decreased by $289 during the first nine months of 1999, a 61% decrease as compared to the first nine months of 1998. The decrease is due to lower 1999 production of MDX-447 for Merck KGaA.

  Research and development expenses decreased $940 during the first nine months of 1999, a 6% decrease from the first nine months of 1998. The decrease is principally due to a lower level of human clinical trial activity reflecting the suspension of patient enrollment in the Phase III trial of MDX-RA. This savings was partially offset by higher personnel costs and license fees.

  General and administrative expenses increased by $626 for the first nine months of 1999, a 17% increase from the first nine months of 1998. The increase is primarily attributable to heightened business development activities and shareholder relation expenses.

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


Results of Operations
---------------------

Nine months ended September 30, 1998 and 1999 (con't)
-----------------------------------------------------

  Interest and dividend income decreased by $826 for the nine-months ending September 30, 1999, a 50% decrease as compared to the nine months ended September 30, 1998. Interest income in the nine-month period ended September 30, 1998 included interest of $788 on a $15 million note from Cell Genesys, Inc. ("Cell Genesys"). This note matured and was paid in September 1998.

  Interest expense decreased by $1,525 for the nine-months ending September 30, 1999, a 100% decrease as compared to the nine months ended September 30, 1998. Interest expense in the nine-month period ended September 30, 1998 was attributable to amortization of a discount associated with the accounting treatment of the value of the liability due to the shareholders of GenPharm International, Inc. ("GenPharm") pursuant to the acquisition of GenPharm by the Company in October 1997. This liability was satisfied on various dates through September 1, 1998.

Results of Operations
---------------------

Three months ended September 30, 1998 and 1999
----------------------------------------------

  Revenue for the three-month period ended September 30, 1999 increased by $58, a 5% increase from the three-month period ended September 30, 1998. The increase reflects revenues from collaborations with Amgen, Inc., Genmab A/S and Novartis Pharma AG partially offset by lower revenues from Centeon L.L.C. and Sante Pharmaceutical Co., Ltd.

     Cost of sales were approximately the same during the third quarter of 1999, as compared to the quarter ended September 30, 1998.

  Research and development expenses decreased $158 during the quarter ended September 30, 1999, a 3% decrease as compared to the same period in 1998. The decrease is principally due to lower clinical trial expenses reflecting the suspension of patient enrollment in the Phase III trial of MDX-RA, as well as, a reduction in manufacturing expenses, partially offset by higher patent and license fees.

     General and administrative expenses increased by $214 for the three-month period ending September 30, 1999, a 15% increase from the same period in 1998. The increase is primarily attributable to increased business development costs and shareholder relations expenses.

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


Results of Operations
---------------------

Three months ended September 30, 1998 and 1999 (con't)
------------------------------------------------------

  Interest and dividend income decreased by $184 for the three-months ending September 30, 1999, a 42% decrease as compared to the quarter ended September 30, 1998. Interest income in the three-month period ended September 30, 1998 included interest of $263 on a $15 million note from Cell Genesys. This note matured and was paid in September 1998.

  Interest expense decreased by $320 for the three-months ending September 30, 1999, a 100% decrease as compared to the same quarter ended September 30, 1998. Interest expense in the three-month period ended September 30, 1998 was attributable to amortization of a discount associated with the accounting treatment of the value of the liability due to the shareholders of GenPharm pursuant to the acquisition of GenPharm by the Company in October 1997. This liability was satisfied on various dates through September 1, 1998.

Part II - Other Information

Item 6.  Exhibits and reports on Form 8-K


(a)  Reports on Form 8-K:    None

(b)  Exhibits

     10.86  Annandale Lease

     27.1  Financial Data Schedule

                                   Signatures
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  MEDAREX, INC.
                                                  -------------
                                                  (Registrant)

Date:  November 10, 1999                          By  /s/ Michael A. Appelbaum
                                                  ------------------------
                                                  Michael A. Appelbaum
                                                  Executive Vice President
                                                  Finance & Administration
                                                  (Principal Financial and
                                                  Accounting Officer)