Form 10-K
period 1999-12-31
MEDAREX INC
filed 2000-02-16
CIK 874255

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December               Commission File No. 0-19312
31, 1999

                                 MEDAREX, INC.
             (Exact name of registrant as specified in its charter)

              New Jersey                               22-2822175
     (State or other jurisdiction          (IRS Employer Identification No.)
   ofincorporation or organization)

   707 State Road #206, Princeton, New Jersey            08854
   (Address of principal executive                     (Zip Code)
               offices)

Registrant's telephone number, including area code: (609) 430-2880

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

       Title of each class          Name of each exchange on which registered
     Common Stock ($0.01 par        The Nasdaq Stock Market under symbol MEDX
            value)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.

                                      [X]

  As of December 31, 1999, the registrant had outstanding 32,112,442 shares of Common Stock, $0.01 par value ("Common Stock"), which is registrant's only class of Common Stock.

  The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price of $81.875 per share on February 11, 2000 was approximately $2,127,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
 (Specific pages incorporated are identified under the applicable item herein)

  Portions of the registrant's definitive Proxy Statement for the annual meeting of stockholders to be held on May 18, 2000 (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index.

                                    PART I

   In this Annual Report "Medarex" or the "company," "we," "us" and "our" refer to Medarex, Inc. and our wholly owned subsidiaries. This Annual Report contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" as well as those discussed elsewhere in this document. Actual events or results may differ materially from those discussed in this Annual Report.

Item 1. Business

Overview

   We are a leading human monoclonal antibody-based company with integrated discovery, development and clinical supply manufacturing capabilities. We are able to create fully human monoclonal antibodies in our genetically engineered "HuMAb-Mice." These mice are "transgenic"--that is, the mouse genes for creating antibodies have been inactivated and have been replaced by human antibody genes. To date, 15 companies have acquired the rights to use our HuMAb-Mice in their development of new products, including major pharmaceutical and biotechnology companies such as Novartis, Amgen, Immunex, Schering AG and Centocor.

   As new disease-related targets are continually being discovered through genomic and other research programs, we intend to use our HuMAb-Mice and additional human antibody technology to develop therapeutic products for ourselves and for our existing and prospective corporate partners. To this end, we have recently entered into a strategic alliance with Eos Biotechnology to develop and commercialize at least six and up to nine genomics-derived antibody-based therapeutic products for the treatment or prevention of life threatening diseases that may include breast, colorectal and prostate cancers.

   We believe that genomic and other research techniques are leading to the discovery of an unprecedented number of potential targets for therapeutic antibody products. To date, nine monoclonal antibody-based products have been approved for sale by the FDA. The estimated 1999 revenues for the six highest selling of these antibodies are $1.3 billion worldwide. The majority of these antibodies have been on the market for less than three years. Most of the antibodies currently in development, and all of the antibodies that form the basis of these approved products, have been made in normal, or "wild type," mice and subsequently made "chimeric" or "humanized," leading to a product that contains both human and rodent proteins. These remaining rodent proteins may be recognized by a patient's immune system as "foreign," potentially limiting the utility of the product or causing allergic reactions. Instead of engineering mouse antibodies to make them humanized, we have genetically engineered mice so that they make fully human antibodies.

   Using our genetically engineered mice, it is possible to create and develop product candidates very rapidly. We have recently been able to complete the process of making a very high affinity human antibody to a therapeutic target and filed an IND with the FDA in less than 12 months. We believe that this efficient and rapid development capability will provide an attractive platform for product development for our corporate partners and for our own in-house development programs.

   The potential of our engineered mice to rapidly generate high affinity, fully human antibodies has led to numerous corporate partnerships under which biopharmaceutical companies have acquired the right to use our HuMAb-Mice. We initiated or expanded six corporate partnerships in 1998, and an additional six in 1999. We are currently negotiating additional arrangements, and expect to enter into several new or expanded corporate partnerships in 2000 and in each of the next several years.

   The financial terms of our corporate partnerships typically include license fees and a series of milestone payments commencing upon initiation of clinical trials through commercialization which may total up to $7 to $10 million per target if the antibody receives approval from the FDA and equivalent foreign agencies. We also will receive royalties on product sales. In some cases, our corporate partners reimburse us for research and development activities conducted on their behalf. Generally, under the terms of these collaborations, our corporate partners are responsible for all costs of product development, manufacturing and marketing of any products.

   We have recently announced that we have expanded our ability to create human antibodies by entering into a binding letter of intent for a corporate partnership with Kirin. This arrangement will provide us with the exclusive rights outside of Asia to use, and to provide our corporate partners with access to, Kirin's Tc Mouse technology. Like our HuMAb-Mice, Kirin's Tc Mice have been designed to create fully human antibodies. The Tc Mouse, however, is "transchromosomic," meaning that 100% of the human antibody genes contained in the transplanted chromosomes are present in the mouse.

   Over 200 companies are developing monoclonal antibody-based products. We believe that many of these companies are potential partners for our HuMAb-Mouse and Kirin's Tc Mouse technology. In part, this reflects the enormous increase in knowledge about potential targets currently in research and development. For example, genomics research has identified that there are over 100,000 human genes, many of which are expected to be disease-related. In many cases, these genes encode proteins that may be attractive targets for monoclonal antibody-based products. We believe that our genetically engineered mice and our product development experience coupled with our cGMP manufacturing facilities will allow us to rapidly create and develop numerous fully human antibodies based upon these targets. We intend to develop some of these products for our own portfolio and some in collaboration with our existing and prospective corporate partners.

   In addition to our fully human antibody discovery capabilities, we also have the resources to develop other monoclonal antibody products from creation through preclinical development, clinical trials and clinical supply manufacturing under the FDA's regulations. This was the principal focus of our business prior to the acquisition of our HuMAb-Mouse technology in 1997, and it led to eight products in clinical trials. All of these products are based on mouse or humanized antibodies. We have recently entered into corporate partnerships with a number of companies and are seeking additional alliances that will support the costs of developing this portfolio of mouse and humanized monoclonal antibody-based products. For some of these products, we have retained commercial rights in North America, and in other cases we will potentially receive milestone payments and royalties on commercial sales. We believe that transferring the costs of developing our mouse and humanized antibody-based products to these corporate partnerships will allow us to focus our resources and efforts on our human antibody business and the development of new fully human monoclonal antibody-based products and services.

Our Human Antibody Discovery Technology

   Our human antibody discovery technology includes our HuMAb-Mouse technology and Kirin's Tc Mouse technology. Both of these technologies use genetically engineered mice to produce fully human monoclonal antibodies.

   Our HuMAb-Mouse Technology. We have developed a method that uses genetically altered mice to create fully human monoclonal antibodies. These mice are "transgenic"--that is, the mouse genes for creating antibodies have been inactivated and have been replaced by human antibody genes. Because genes determine what proteins are made, our transgenic mice make human antibody proteins. We have thus created mice, known as "HuMAb-Mice," that have the ability to make fully human monoclonal antibodies. This result avoids the need to humanize murine monoclonal antibodies. Because the human genes in our HuMAb-Mice are relatively stable, they are passed on to offspring of the mice. Thus, such traits can be bred indefinitely at relatively low cost and without any additional genetic engineering.

   Kirin's Tc Mouse Technology. Our corporate partner, Kirin, has developed mice with 100% of the human antibody genes. These mice are "transchromosomic"--that is, the mouse genes for creating antibodies have been inactivated and have been replaced by the human chromosomes containing all of the human antibody genes, including the genes for all heavy chain classes, for example, IgA, IgD, IgE, IgG, IgM, as well as all isotypes of antibodies, such as IgG1 and IgG4. These "Tc" Mice also have the ability to make fully human monoclonal antibodies. We recently entered into a binding letter of intent to acquire access to this technology under which Kirin gained rights to our HuMAb technology and paid us an upfront fee of $12 million.

   Our HuMAb-Mice, as well as Kirin's Tc Mice, are able to produce completely human monoclonal antibodies when they are immunized using the same techniques that have been used for many years to make mouse monoclonal antibodies. The creation of these monoclonal antibodies takes approximately three to six months, the same amount of time as the immunization of normal, wild-type mice. We believe that the monoclonal antibodies derived from these human antibody technologies typically have affinities as high or higher than antibodies obtained from other technologies. The antibodies from these human antibody technologies are 100% human and do not require any humanization. Since the immune system in both our HuMAb-Mice and Kirin's Tc Mice have been left intact except for the genes related to antibody formation, the mice are capable of producing fully human antibodies to human antigen targets.

   We believe that our human antibody services and products offer potential advantages to the services and products offered by competitors that rely on other antibody development technologies such as humanization and phage display techniques, including:

   Antibodies that are Fully Human. Unlike humanization techniques, our human antibody technology generates antibodies with 100% human protein sequences, which we believe will permit the development of products with a favorable safety profile. Additionally, fully human antibody-based products are likely to be eliminated less quickly from the human body, potentially reducing the frequency and amount of dosing.

   Breadth of Human Antibody Technology. Our collaboration with Kirin will allow us to provide our corporate partners with access to Kirin's Tc Mouse transchromosomic technology, thereby affording them with an additional option. Kirin's Tc Mice contain 100% of the human antibody genes, including the genes for all heavy chain classes, as well as all isotypes, of antibodies. The combination of our HuMAb-Mice and Kirin's Tc Mice will provide us with a broad range of human antibody technology.

   High Affinity Antibodies. The natural affinity maturation process of our human antibody technology creates antibodies that, in a number of cases, have affinities one hundred to one thousand times higher than the chimeric or humanized antibodies now approved for sale in the United States. These high affinity antibodies have been made to a wide range of target antigens. Our human antibody technology uses the natural in vivo affinity maturation process to generate antibody product candidates usually in two to four months. In contrast to antibodies generated using humanization and phage display technology, our human antibodies are produced without the need for any subsequent engineering to make them more human, a process which at times has proven to be challenging and time consuming. By avoiding the need to further engineer antibodies, we reduce the risk that an antibody's structure and therefore functionality will be altered between the time of the selection of the initial antibody and the time the final antibody is placed into production.

   Rapid Development Capabilities. By combining our human antibody technology for creating antibodies with our in-house development and clinical supply manufacturing expertise, we have been able to progress from immunization to IND filing in less than 12 months. We are using this rapid development capability for the development of our own product candidates and as a service for our corporate partners.

   Diverse Selection of Antibodies Respond to Many Disease Targets. Our human antibody technology has the potential to generate high affinity antibodies that recognize more antigen structures than other technologies. In addition, our human antibody technology has created large panels of monoclonal antibodies to many potentially medically relevant antigens. For a given antigen target having multiple antibodies to choose from could be important in selecting the optimal antibody product for development. One of our corporate partners, Schering AG, has stated that our HuMAb-Mice were capable of generating a panel of high affinity human antibodies to a target antigen even after several attempts to generate murine antibodies to that target in wild type mice had failed.

   Providing Flexibility to Our Customers. Our HuMAb-Mouse technology can be used either in our laboratories or in the laboratories of our corporate partners. This provides our corporate partners with the flexibility to incorporate our technology into their research and development programs or to contract with us to produce the antibodies. High affinity antibodies from our HuMAb-Mice have been made by some of our corporate partners in their own laboratories in addition to the ones we have made in our facility.

   Enabling More Efficient Product Development. In contrast to humanization or phage display, which require the cloning of an antibody gene and the generation of a recombinant cell line, the B cells generated in our HuMAb-Mice and Kirin's Tc Mice can be turned directly into hybridoma cell lines for human antibody production. Therefore, a supply of monoclonal antibodies can be produced quickly to allow the timely initiation of preclinical and clinical studies. Furthermore, since our human antibody technology can potentially produce multiple product candidates more quickly than humanization and phage display technology, preclinical testing can be conducted on several antibodies in parallel to identify the optimal product candidate which will be tested in clinical trials.

   Certainty of Intellectual Property Rights. We are not aware of any licenses required to create fully human antibodies to a target owned by the user except under patents owned or licensed by us. In contrast, various entities hold patents that may cover the chimerization or humanization of monoclonal antibodies. In addition, several companies and academic institutions have developed phage libraries for the creation of monoclonal antibodies, and a number of companies and academic research centers have received patents that may apply to the creation of phage-derived monoclonal antibodies.

Our Genomics Collaborations

   Genomics research has identified that there are over 100,000 human genes, many of which are expected to be disease related. In many cases, these genes encode proteins that may be attractive targets for a monoclonal antibody-based product.

   Eos Biotechnology. In February 2000, we entered into a binding letter of intent with Eos Biotechnology providing for the establishment of a strategic alliance to develop and commercialize genomics-derived antibody-based therapeutic products. Eos Biotechnology is a leader in the development, application and utilization of a variety of genomics-derived product candidates. Eos Biotechnology will identify novel disease targets associated with life threatening diseases that may include breast, colorectal and prostate cancers. Under the terms of this letter of intent, Eos Biotechnology will be responsible for all costs of developing the products through Phase IIa clinical trials. Thereafter, we will share all revenue and expenses with Eos Biotechnology on an equal basis with respect to at least six and up to nine product candidates that have successfully completed Phase IIa clinical trials. The letter of intent also grants us certain rights with respect to the manufacture of any such product candidates developed by the alliance, as well as the right to become the exclusive licensee in Europe for certain product candidates.

   In exchange for these rights, we will pay Eos Biotechnology $5 million in cash upon the earlier to occur of 30 days from the date we sign a definitive agreement or May 15, 2000. In addition, we will deposit $20 million in cash in an interest bearing escrow account. These monies will be released to Eos Biotechnology over time upon their achievement of certain milestones. Eos Biotechnology will also receive up to $75 million in value as credits against certain license fees, milestone payments and royalties that they may otherwise owe to us under our HuMAb-Mouse collaboration for our alliances with Eos Biotechnology and for other Eos Biotechnology collaborations.

   The principal terms of the alliance are contained in the letter of intent and will be incorporated into a definitive agreement. By its terms, the letter of intent will remain in full force and effect and the parties will operate in accordance with its terms until such time as a definitive agreement is executed.

Our Human Antibody Partnering Business

   We have established collaborations with the following 15 companies to use our technology to produce fully human antibodies to over 30 potential antigen targets. Under these collaborations, we and our corporate partners intend to generate antibody product candidates for the treatment of cancer, inflammation, transplant rejection, cardiovascular disease and other diseases.

                                                                    Number of
Partner                                              Date           Antigens
-------                                              ----           ---------
Kirin                                                December 1999  Multiple
IDM                                                  December 1999  Multiple
Amgen                                                September 1999 Multiple
Eos Biotechnology                                    August 1999    Multiple
Genmab                                               March 1999     Multiple
Immunex                                              January 1999   Multiple
Novartis                                             November 1998  Multiple
medac                                                September 1998 Single
FibroGen                                             July 1998      Multiple
Bristol-Myers Squibb                                 June 1998      Multiple
EluSys Therapeutics                                  May 1998       Multiple
Schering AG                                          February 1998  Multiple
Centocor, a subsidiary of Johnson & Johnson          February 1997  Multiple
LeukoSite, Inc., a subsidiary of Millennium Pharma-
 ceuticals, Inc.                                     January 1995   Multiple
Eisai                                                May 1993       Single

   We expect that substantially all of our revenues over the next few years will come from payments from our existing and future corporate partners. These collaborations typically provide our corporate partners with access to our human antibody technology for the purpose of generating fully human antibodies to specific antigen targets identified by our corporate partners. In most cases, we provide our HuMAb-Mice to our corporate partners who then immunize the mice to generate fully human antibodies. In other cases, we may immunize the mice with our corporate partner's antigen.

   Most of our corporate partnerships share a similar structure. There is usually an initial period during which our corporate partner may elect to enter into a research license for antibodies to a particular designated target. Subsequently, our corporate partner may elect to obtain a commercial license for monoclonal antibodies to a particular target. Thereafter, our corporate partners typically are required to pay us milestone payments during various stages of the clinical trial and regulatory approval process. Upon commercialization, we are entitled to receive royalties on product sales.

   Most of our corporate partners have entered into multi-antigen collaborations with us that allow them to use our human antibody technology broadly throughout their research and development programs. In those cases, our corporate partners will need to obtain commercial licenses from us for any human monoclonal antibodies that they seek to commercialize. To date, a number of our corporate partners have elected to obtain a commercial license for monoclonal antibodies to several targets. In some cases, once a corporate partner has obtained a commercial license for a monoclonal antibody, we can no longer license our human antibody technology for that particular antibody.

   The financial terms of these collaborations typically include potential license fees and a series of milestone payments commencing upon initiation of clinical trials through commercialization which may total $7 million to $10 million per target if the antibody receives approval from the FDA and equivalent foreign agencies. In some cases, partners reimburse us for research conducted on their behalf, which includes immunization services and the creation of hybridomas. We are also entitled to receive royalties on product sales. Our corporate partners are generally responsible for all costs of product development, manufacturing and marketing.

Our Human Antibody Development Business

   We believe that our engineered mice, development experience and cGMP clinical supply manufacturing facilities will allow us to rapidly create and develop numerous fully human antibodies based upon these targets. We intend to develop some of these product candidates for our own account and some in collaboration with other companies.

   In addition to our HuMAb-Mouse and Kirin's Tc Mouse antibody discovery technologies, we have considerable experience in clinical development and clinical supply antibody manufacturing. To facilitate the clinical testing and commercialization of antibody-based products for us and for our partners, we have assembled a team of experienced scientific, production and regulatory personnel. This team operates in our cGMP clinical supply manufacturing facility, which has a capacity of 10 kilograms of monoclonal antibody production per year. Over the last five years, we have received regulatory approval to commence clinical testing of seven products in five countries. By combining our HuMAb-Mouse technology for creating antibodies with our in-house development and manufacturing expertise, we have been able to progress from immunization to the filing of an IND in less than 12 months for one human antibody. We believe that our existing facilities are adequate for the production of materials for clinical trials of our products and for providing the services we offer to our corporate partners in connection with our human antibody technology. However, we do not currently have the capability to manufacture our products under development in large commercial quantities and have no experience in commercial-scale manufacturing.

   We are currently in discussion with several companies that have identified potential therapeutic targets or have created platforms for the identification of such targets. We are actively seeking the opportunity to in-license such targets, and we intend to invest a significant portion of the proceeds of this offering in acquiring the rights to these targets and in developing novel therapeutic products by making human antibodies that interact with the targets. We expect that we will develop such products at least through Phase II clinical testing. Upon the completion of Phase II testing, we may decide to fund further development or to find a corporate partner to complete the development of the product.

   We intend to participate with some of our corporate partners in the development of antibody products based on their novel targets. We are already in the process of developing a number of human antibodies. Our affiliate, Genmab, is conducting Phase I/II clinical trials of MDX-CD4, an anti-CD4 human antibody being developed for rheumatoid arthritis. CD4 is a receptor on T-cells that is believed to be associated with the inflammatory process. Additionally, we are developing MDX-101 internally. MDX-101 is a fully human antibody developed through the use of our HuMAb-Mouse technology that targets an immune receptor known as CTLA-4. This receptor, which is a protein found on the surface of T-cells, is believed by scientists to suppress the attack by immune system killer cells on tumors or infectious agents. By using a fully human antibody to block the activity of CTLA-4, we believe that patients' immune systems may be able to more potently attack foreign pathogens and cancers. We expect to begin initial clinical testing of MDX-101 in prostate cancer patients during 2000.

   We believe that our human antibody partnering business has allowed us to develop close relationships with numerous companies and institutions that may enhance our ability to acquire the rights to attractive therapeutic targets. Examples of potential therapeutic products to which we and our affiliates have acquired access through our human antibody partnering business include MDX-101, our anti-CTLA-4 product, which was acquired from Gilead Sciences, Inc., and Genmab's antibody product, which was acquired as part of our collaboration with Immunex. In each of these cases, we were able to acquire potentially valuable product opportunities as a result of our human antibody services-- that is, our ability to rapidly create, develop and initiate clinical testing of human monoclonal antibodies on behalf of corporate partners.

Our Genmab Joint Venture

   In March 1999, we and BankInvest Biomedical Development Venture Fund announced the formation of Genmab, a new Danish company established to develop and commercialize a portfolio of fully human antibodies derived from our HuMAb-Mouse technology. Genmab received funding of approximately $7.5 million; BankInvest VF was the lead investor with A/S Dansk Erhvervsinvestering and others as co-investors. We elected to accept a 45% equity ownership stake in Genmab in place of milestone payments and royalties. Genmab plans to take advantage of Denmark's high quality medical and research institutions to conduct clinical trials of human antibody products. Genmab will focus primarily on developing several products to treat inflammatory conditions, such as rheumatoid arthritis and psoriasis, and has received a license to certain of our rights to MDX-CD4, a fully human antibody in Phase I/II clinical trials for the treatment of rheumatoid arthritis. Genmab also has entered into a collaboration with Immunex to develop fully human antibodies to a molecule that appears to be involved in inflammatory and autoimmune diseases. Genmab has recently received notice from the Vaekst Fonden, a growth fund established by the government of Denmark, of its intention to provide additional financing of approximately $7 million. To date, Dr. Lisa Drakeman, our Senior Vice President--Business Development, has acted as Genmab's President and Chief Executive Officer. Dr. Lisa Drakeman does not receive any compensation from Genmab for these services. Upon Genmab's formation, Dr. Lisa Drakeman received approximately 2% of the equity of Genmab.

Our Corporate Collaborations

   Our HuMAb-Mouse Collaborations

   To date, we have entered into 15 collaborations to generate human antibody product candidates utilizing our HuMAb-Mouse technology.

   Kirin. In December 1999, we entered into a binding letter of intent with Kirin providing for the global commercialization of technology for creating fully human monoclonal antibodies. Under the terms of this letter of intent, Kirin was designated as the exclusive distributor of our HuMAb-Mouse technology in Asia, and we were designated as the exclusive distributor of Kirin's Tc Mice outside of Asia. Kirin paid us $12 million in upfront fees and will pay certain additional payments over the term of this arrangement. We will exchange broad licenses with Kirin, subject to milestone and royalty payments, for in-house use of each other's technology for the development of human antibody therapeutic products. We will also initiate a research collaboration with Kirin to develop a novel approach to the creation of fully human antibodies by combining our proprietary technologies. The binding letter of intent with Kirin includes the principal terms of the transaction. These terms are not subject to change except upon mutual consent and will be incorporated into a definitive agreement. Any additional terms are subject to the execution of the definitive agreement. Under the terms of the letter of intent, any disagreements that arise with respect to such additional terms are subject to binding arbitration.

   IDM. In December 1999, we entered into a collaboration with IDM involving the use of our HuMAb-Mouse technology for the generation of fully human antibodies. Under the terms of the agreement, we could receive research payments, license fees and milestone payments as well as royalties on further commercial sales. The agreement allows IDM to access our antibody development technology for multiple targets. In addition, we intend to enter into an agreement which will make IDM our first partner for CTLA-4 blockade technology to enhance cancer vaccines. IDM intends to pursue an anti-CTLA-4 approach in conjunction with its proprietary Dendritophages(TM) as a cellular vaccine for the treatment of melanoma and prostate cancers.

   Amgen. In September 1999, we entered into a collaboration with Amgen to generate human monoclonal antibodies to multiple antigens. Under this collaboration, we have received research payments and may receive license fees and milestone payments, as well as royalties on commercial sales.

   Eos Biotechnology. In August 1999, we entered into a collaboration with Eos Biotechnology to generate human monoclonal antibodies to several target antigens identified through genomic research. Under this collaboration, we could receive research payments, license fees and milestone payments, as well as royalties on commercial sales. This collaboration is in addition to our recent strategic alliance with Eos Biotechnology for the development and commercialization of genomics-derived antibody-based therapeutic products.

   Immunex. In January 1999, we entered into a license arrangement with Immunex involving our HuMAb-Mouse technology. Through this license, Immunex obtained the rights to use the HuMAb-Mouse technology throughout the entire Immunex organization for an unlimited number of targets for up to ten years. Under the terms of the agreement, we will receive technology access fees and could receive research payments, license fees and milestone payments, as well as royalties on commercial sales.

   Novartis. In November 1998, we entered into a global licensing arrangement with Novartis involving our HuMAb-Mouse technology. Under the terms of the agreement, Novartis can use the HuMAb-Mouse technology throughout the entire Novartis organization for an unlimited number of targets for up to ten years. Under the terms of the arrangement, Novartis made an initial equity investment in our common stock of $2 million. Novartis made an additional $1 million equity investment in November, 1999. A further $3 million in equity purchases may be made after the initial five year term of the agreement. In addition, we could receive license fees, milestone payments and royalties on sales of products made utilizing the HuMAb-Mouse technology.

   medac. In September 1998, we entered into an antibody development agreement with medac, a privately held company. Under this research collaboration and license agreement, we are using our HuMAb-Mouse technology to produce a new bispecific antibody to treat Hodgkin's Lymphoma. We are employing our HuMAb-Mouse technology to generate a fully human monoclonal antibody to CD30, a potential cancer antigen for which medac claims proprietary rights.

   FibroGen. In July 1998, we and FibroGen, a privately held biotechnology company, entered into an antibody development agreement for potential anti-fibrotic therapies. We could receive research and development payments, license fees, milestone payments and royalty payments on future product sales by FibroGen. The agreement calls for us to use our HuMAb-Mouse technology to produce fully human antibodies against FibroGen's proprietary targets for exclusive use by FibroGen and its licensees. FibroGen's targets include connective tissue growth factor, or CTGF, and its processed fragments, bone morphogenic protein 1 and tolloids, key proteins implicated in fibrotic disease.

   Bristol-Myers Squibb. In June 1998, we entered into a research agreement with Bristol-Myers Squibb involving our HuMAb-Mouse technology. Bristol-Myers Squibb is using the HuMAb-Mouse to create human antibodies to multiple antigens for use in their drug discovery programs. The agreement includes the option for Bristol-Myers Squibb to commercialize these antibodies on terms that could result in license fees and milestone payments, plus royalties.

   EluSys. In May 1998, we entered into an antibody development agreement with EluSys, a privately held biotechnology company. Under this research collaboration and license agreement, EluSys will employ our HuMAb-Mouse technology to produce a fully human antibody to a proprietary target antigen. We could receive license fees, milestone payments and preclinical and clinical manufacturing payments plus royalty payments on future product sales by EluSys. In addition, we and EluSys will collaborate to develop a second human antibody to a different proprietary target antigen that will be shared by both companies.

   Schering AG. In February 1998, we entered into a collaboration with Schering AG for the use of our HuMAb-Mouse technology in the production of fully human antibodies to a proprietary antigen. In May 1999, this collaboration was expanded to include additional antigens. We could receive research and development payments, a license fee, milestone payments and royalty payments on future product sales by Schering AG.

   Centocor. In February 1997, we entered into a research and commercialization agreement with Centocor, which is now a subsidiary of Johnson & Johnson. The collaboration is focused on developing completely human antibodies to four antigens. The Centocor agreement provides for research payments to be paid to us, as well as an equity investment in our company of $4 million which was paid in 1998. In addition, we received $4 million in January 1999 for the exercise of Centocor's option for commercial rights to these antibodies and could receive up to an additional $48 million upon the achievement of various clinical milestones with respect to these antibodies. In turn, Centocor will have worldwide marketing and manufacturing rights to any resulting antibodies for which they have exercised their option for commercial rights, subject to the payment of royalties to us.

   LeukoSite. In January 1995, we entered into a collaboration with LeukoSite, which is now a subsidiary of Millennium, to produce human antibodies from our HuMAb-Mouse against certain specified antigens. The term of the LeukoSite agreement and the research program to be conducted thereunder were extended in 1996. In February 1999, we and LeukoSite expanded this collaboration to allow LeukoSite the ability to utilize the HuMAb-Mouse system as part of its discovery research program. In exchange, we received additional rights to an anti IL-8 antibody that we were previously jointly developing with LeukoSite for the treatment of psoriasis. We could receive milestone payments and royalties on commercial sales of products developed and commercialized by LeukoSite using the HuMAb-Mouse technology.

   Eisai. In May 1993, we entered into a collaborative agreement with Eisai, a leading Japanese healthcare company, to fund the development and initial manufacturing of a human antibody product to a specific antigen. The Eisai agreement and subsequent amendments provide for $12 million of research payments as well as a further $18.5 million of milestone and other payments. To date, we have received research and milestone payments totaling $13.6 million. An IND was filed with the FDA in 1998 for the first of the HuMAb-Mouse products developed through this collaboration, and a Phase I clinical trial in rheumatoid arthritis commenced in January 1999. Eisai has exclusive marketing rights for Japan and for countries in Asia and Europe. We originally retained marketing rights for North America and the remaining parts of the world, which were licensed to Genmab in 1999. We are entitled to receive royalty payments on Eisai sales as well as payments for providing bulk product to Eisai.

   Our Humanized and Murine Monoclonal Antibody Business

   With the rapid increase of antigen targets being developed, particularly by genomics companies, we have shifted the focus of our business and intend to concentrate our resources and efforts primarily on our fully human antibody development business. As a result, we have entered into a number of collaborations whereby our corporate partners will bear significant responsibility for the development and commercialization of certain of our humanized and murine monoclonal antibody-based products. Currently, these products employ murine and humanized monoclonal antibody technologies for the treatment of cancer, autoimmune disorders and ophthalmic conditions.

   Scil Biomedicals. In January 2000, we entered into a binding letter of intent with Scil Biomedicals GmbH for the development of MDX-210, our antibody-based product for the treatment of cancers overexpressing HER-2, for applications outside cellular therapy. Scil was formed by certain owners and senior executives of Boehringer Mannheim following the acquisition of Boehringer Mannheim by Roche Holding AG. MDX-210 is in Phase II trials for the treatment of patients with hormone refractory prostate cancer. Scil has agreed to pay us an upfront fee of $2 million and will pay all of the remaining costs of the Phase II trials and has agreed to fund 100% of the Phase III costs necessary to obtain regulatory approval in North America and Europe up to a maximum of $17 million. Scil will have the rights to commercialize MDX-210 in Europe, subject to royalties payable to us. If we elect to fund 50% of the Phase III costs, we will retain all rights outside of Europe; if we elect to have Scil pay all of the Phase III costs, we will share copromotion rights in North America with Scil.

   As part of this agreement, Scil has also acquired certain rights to MDX-RA. MDX-RA is an immunotoxin used to prevent secondary cataracts. MDX-RA is a type of monoclonal antibody linked to ricin, a plant-derived toxin, which is injected into the eye during primary cataract surgery after the insertion of a new intraocular lens. This immunotoxin is used to destroy residual lens epithelial cells, which, if left to grow, could cause opacification of the new intraocular lens resulting in the need for secondary cataract surgery. In 1998 there were approximately 2.2 million primary cataract surgeries and approximately 800,000 secondary cataract surgeries.

   A Phase III placebo controlled clinical trial of MDX-RA began in December 1997. In November 1998, we voluntarily suspended the Phase III trial after 565 patients had been treated. The reason for the suspension was the occurrence of serious adverse events, or SAEs, in seven patients receiving a placebo and six treated with MDX-RA. We believe that the cause of the SAEs resulted from the buffer solution used as part of the product. As a result of these SAEs, we have received a small number of claims, of which only three have resulted in lawsuits being filed. One of these lawsuits has been settled for an insubstantial amount. The others are in the very early stages. We believe our product liability insurance is sufficient to cover any such claims.

   Under the terms of our letter of intent, we will transfer our development rights for this product to Scil, which has agreed to undertake the continued development and commercialization of MDX-RA. Scil will pay 100% of the costs up to $8 million for clinical trials, regulatory filings and approvals and manufacturing scale up for development of MDX-RA in Europe, the Near East and North America. Thereafter, we will share all such costs with Scil equally except for costs for additional clinical studies that are required only for a specific territory, in which case the party having rights in that territory will pay 100% of such costs. Pursuant to the letter of intent, we received $2 million in upfront fees. In addition, Scil will pay us royalties on commercial sales and will be responsible for all third party royalties. We have agreed to pay Scil certain milestone payments up to $3 million. We will remain responsible for any claims relating to the prior clinical trials.

   The principal terms of the Scil collaboration are contained in the binding letter of intent and will be incorporated into a definitive agreement for each product. In the event we are unable to execute definitive agreements with Scil, we intend to seek additional collaborative partners for the development and commercialization of these products.

   Santen. We also have a strategic alliance with Santen pursuant to which Santen has obtained the exclusive marketing rights to MDX-RA in Japan. We have reached an understanding with Santen to modify the manufacturing and royalty provisions in the original agreement, as well as to provide us an option to reacquire commercial rights to the MDX-RA product for the Japanese market. In return, we allowed Santen to issue a contingent note in the amount of $1 million for the milestone payment which was due in January 1998 relating to the initiation of Phase III clinical trials of MDX-RA in the United States. In light of the suspension of the Phase III clinical trials, the time for payment of this note has been extended.

   Merck KGaA. We originally developed MDX-447 in conjunction with Merck KGaA. Merck has the rights to commercialize MDX-447 in Europe, to negotiate for co-marketing or co-promotion rights in the United States, and has a 50% commercial interest outside Europe and the United States. Pursuant to our non-binding letter of intent with IDM, we expect to transfer our financial interest in MDX-447 to IDM, which will be responsible for its continuing development.

   IDM. In January 2000, we entered into a non-binding letter of intent with IDM which provides for among other things, the development of MDX-210 for cellular therapy applications. We expect IDM to initiate a Phase III clinical trial of MDX-210 in ovarian cancer in connection with IDM's macrophage activated killer, or MAK, cells in the first half of 2000.

   The commercial rights to our MDX-447, MDX-220 and MDX-22 products are proposed to be transferred to IDM pursuant to this agreement. We will continue to collaborate with Merck KGaA and IDM in connection with MDX-447, a monoclonal antibody-based product for patients with tumors overexpressing the epidermal growth factor receptor, or EGFr. MDX-220 is in Phase I/II clinical trials for colon and prostate cancer. MDX-22 is in Phase II clinical trials for acute myeloid leukemia. IDM will pay all of the further costs of development of these products.

   Under the terms of the letter of intent, we are required to pay IDM $2 million upon the execution of a definitive agreement which we anticipate will occur during the first quarter of 2000. We currently have a 6% interest in IDM. The agreement provides for us to obtain additional equity in IDM, or a comparable interest in a new jointly owned entity, which will result in us having a 43% aggregate equity interest in such entity. In addition, we are required to purchase additional equity to fund up to an additional $5 million in the event IDM does not complete a public or private financing of at least $7 million on or before December 31, 2000. In addition, we will waive our existing rights to acquire the commercialization rights in North America to IDM's MAK technology in targeted immunotherapy.

   The IDM letter of intent contains the principal terms of the collaboration which are to be incorporated into a definitive agreement. In the event we are unable to reach a definitive agreement with IDM, we intend to seek other corporate partners for the development and commercialization of these products.

   Aventis Behring. In April 1996, we announced a collaborative arrangement with Aventis Behring to jointly develop MDX-33, a humanized monoclonal antibody for the treatment of a variety of autoimmune hematological disorders. MDX-33 is designed for the treatment of ITP, an autoimmune condition in which patients' platelets are destroyed by their own immune systems. Conventional treatments include steroids, removal of the spleen and high doses of intravenous IgG. We believe that intravenous IgG creates an antibody blockade by overwhelming certain receptors on immune system killer cells with extremely large quantities of antibodies, thus minimizing the effects of the auto-antibodies. MDX-33 is designed to reduce the number of these receptors, and we believe that MDX-33 may achieve the same therapeutic results as large doses of IgG. MDX-33 is currently in Phase II clinical trials.

   Under the terms of the agreement, Aventis Behring will finance product development through Phase II clinical trials up to a maximum of $20 million. Upon successful completion of these clinical trials, Aventis Behring will also fund Phase III clinical trials, regulatory approvals and commercial launch costs. Subject to the terms of the agreement, we have the potential to receive up to approximately $10 million in payments from Aventis Behring for the achievement of specific milestones. Upon commercialization, Aventis Behring will have exclusive worldwide marketing rights to MDX-33 for autoimmune hematological disorders, and we will be entitled to royalty payments and may also manufacture the product for Aventis Behring.

   MDX-44. We are also internally developing MDX-44, our monoclonal antibody-based product for the treatment of psoriasis and other dermatological conditions. MDX-44 is an immunoconjugate consisting of a humanized antibody linked to ricin. Promising results of animal testing of MDX-44 were published in the January 2000 issue of Nature Biotechnology. We expect to have initial results of clinical testing of MDX-44 in patients with atopic dermatitis in 2000.

Our Cross License Agreement With Abgenix

   In 1994, prior to our acquisition of GenPharm, Abgenix and related entities brought a lawsuit against GenPharm relating to intellectual property issues involved in creating transgenic mice capable of generating fully human antibodies. GenPharm filed counterclaims, and the litigation was settled in March 1997 upon the execution of a patent cross-license and settlement agreement. Under the terms of this agreement, GenPharm granted a license, on a non-exclusive basis, to certain patents, patent applications, third party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies. In exchange for this license, GenPharm received payments in 1997, and after our acquisition of GenPharm we received payments, including interest, from Abgenix and its related parties which totaled approximately $38.6 million. Neither Abgenix nor any of its related entities have any further payment obligations to us under the agreement. Neither we nor GenPharm were required to make any payments to Abgenix or any related entity under the terms of the agreement. The agreement also provides us with a non-exclusive license to certain intellectual property held by Abgenix.

Research Collaborations

   Utrecht University. Medarex Europe B.V., our wholly-owned European subsidiary, has established an alliance with Utrecht University, the largest research university in the Netherlands. Research is being conducted with the HuMAb-Mouse technology and related areas of immunotherapy.

Marketing

   Our potential products fall into two groups: those intended to be marketed and sold by us and those expected to be marketed by our corporate partners. We believe that a small sales force could successfully introduce and detail certain of our potential products which have concentrated marketplaces. Currently, we have no such sales force. We may develop our own internal sales force for these products if they proceed to commercialization.

   We acknowledge that the successful marketing of some of our potential products is beyond the capabilities of all but the largest pharmaceutical organizations. For this reason, we plan to license to major pharmaceutical companies individual products serving very large markets or those that will be widely distributed geographically, if the products are approved by the FDA.

   Our product licensing strategy is to require our licensees to fund our later stage development work on the licensed products. In addition to receiving royalties on sales, we may retain manufacturing and co-marketing or co-promotion rights to these products.

Regulatory Issues

   General. The production, distribution and marketing of products employing our technology and our research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs and biologics are subject to extensive rigorous federal regulation including the requirement of approval by the FDA before marketing may begin and, to a lesser extent, state regulation. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act both, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, distribution, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within this regulatory scheme, if successful, will take a number of years and involve the expenditure of substantial resources.

   Products employing our technology in the United States are regulated by the FDA in accordance with the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, and other laws. The standard process required by the FDA before a therapeutic drug or biologic may be marketed in the United States includes:

  .  preclinical laboratory and animal tests;

  . submission to the FDA of an application for an IND, which must become effective before human clinical trials may commence;

  . preliminary human clinical studies to evaluate the drug or biologic and its manner of use; and

  . adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug and, in the case of a biologic, its potency as well for its intended therapeutic use.

   If the product is regulated as a drug, the FDA Center for Drug Evaluation and Research, or CDER, will require the submission and approval of a New Drug Application, or NDA, before commercial marketing may begin. If the product is regulated as a biologic such as antibodies, the FDA Center for Biologics Evaluation and Research, or CBER, will require the submission and approval of a Biologic License Application, or BLA, before commercial marketing may begin. As part of the NDA or BLA processes, the manufacturer is required to accumulate, and submit to the FDA for review and approval, a significant amount of data concerning the safety and effectiveness (and, in the case of a biologic, potency) from laboratory/animal testing and clinical studies, manufacturing, product stability and other studies to support the proposed clinical therapeutic use. Each domestic and foreign biopharmaceutical manufacturing establishment, including our contract manufacturers, must also be registered with the FDA and pass an inspection by the FDA prior to approval for commercial distribution. If they fail to pass the inspection, we will not receive approval to market these products.

   Under the Prescription Drug User Fee Act, the FDA receives fees for reviewing a BLA or NDA and supplements thereto, for each commercial manufacturing establishment and for each product. These fees can be significant; the NDA or BLA review fee can, by itself, exceed $270,000, although certain deferrals, waivers and reductions may be available. While user fees can be significant, they are not a significant expense in the overall cost of product development and the regulatory process. In addition, under the law and FDA regulations, each NDA or BLA submitted for FDA approval is reviewed usually within the 45 to 60 days following submission of the application for administrative completeness and reviewability. If deemed complete, the FDA will "file" the NDA or BLA, triggering substantive review of the application. The FDA can refuse to file any NDA or BLA that it deems incomplete or not easily reviewable. If the FDA refuses to file an application, the FDA will retain 25% percent of the user fee as a penalty. The application may be resubmitted after incorporating the additional information or changes demanded by the FDA, or it may be requested that the application be filed for substantive review over protest. In either case, a new NDA or BLA review fee may be required.

   Moreover, we are now, and may become subject to additional, various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals and the use, storage, handling and disposal of waste and hazardous substances, including radioactive and toxic materials and infectious disease agents used in conjunction with our research work.

   Certain issues that have potential impact on future marketing of products employing our technology are summarized in the following paragraphs.

   Research, Development and the Clinical Trials Process. The production of therapeutic products generally involves research, development and human clinical trials.

   Research refers to the discovery or identification of potential product candidates, initial work on new applications of technology and other associated discovery work.

   Development involves the further evaluation of biological functions, testing in pre-clinical models, improvement of laboratory scale production methods, and the performance of other work necessary to optimize product performance prior to the commencement of clinical testing in humans.

   Before a therapeutic product may be sold in the United States and other countries, clinical trials of the product must be conducted and the results submitted to the appropriate regulatory agencies for approval. In the United States, these clinical trial programs generally involve a three-phase process. Typically, Phase I studies are conducted in small numbers of healthy volunteers or, on occasion, in patients afflicted with the target disease, to determine the early side effect profile and the pattern of drug pharmacokinetics distribution and metabolism. In Phase II, studies are conducted in larger groups of patients afflicted with the target disease to validate the clinical end point, to determine preliminary efficacy, optimal dosages and expanded evidence of the safety profile. In Phase III, large-scale clinical trials involving hundreds of patients are conducted in patients with the target disease to provide sufficient data for the statistical proof of efficacy and safety required by U.S. and foreign regulatory agencies. Such Phase III trials must be well-controlled, and success of such trials often depends on whether the required level of control is maintained. Maintenance of such control is very difficult and we cannot assure you that such control will be maintained and be performed in compliance with good clinical practice, or GCP, regulations. The clinical trial process may take three to six years or more to complete and there can be no assurance that the data collected will be in compliance with GCP regulation, that the data will demonstrate that the product is safe or effective or, in the case of a biologic product, potent as well, or will provide sufficient data to support FDA approval of the product. After FDA approval to market under an NDA or BLA, the FDA may require Phase IV post-marketing studies to be performed as a condition of approval.

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

   We and our collaborative partners also will be subject to widely varying foreign regulations governing clinical trials and pharmaceutical sales which may be different from those of the FDA. Whether or not FDA approval has been obtained, a separate approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of product marketing in these countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. We intend, to the extent possible, to rely on foreign licensees to obtain regulatory approval for marketing products employing our technology in foreign countries. In addition, under current law, there are significant restrictions on the export of products not approved by the FDA depending on the country involved and the status of the product in that country.

   Regulatory approval to market a biologic or a new drug ordinarily takes three to six years or more and involves the expenditure of substantial resources. Approval time depends on a number of factors, including the period of review at the FDA, the number of questions posed by the FDA during review, how long it takes us to respond to the FDA questions, the severity of the disease in question, the availability of alternative treatments, the availability of clinical investigators and eligible patients, the rate of enrollment of patients in clinical trials and the risks and benefits demonstrated in the clinical trials.

   Currently, only one product employing our fully human antibody technology, MDX-CD4, has entered into Phase I clinical trials. This product is designed for the treatment of rheumatoid arthritis. No products employing our human antibody technology have been approved by the FDA for sale.

   Treatment IND Status. Treatment protocols and INDs for products employing our technology may also be submitted. The FDA may allow treatment protocols or products for patients with life-threatening and severely debilitating diseases especially where no satisfactory alternative therapy exists. The purpose of these regulations is to facilitate the availability of new investigational products to desperately ill patients before FDA approval for marketing begins. We or our collaborative partners may be able to recover some of the costs of production, manufacture, research, development and handling prior to market approval if patients are allowed to be charged for the product used in such studies. Notwithstanding the foregoing, there are specific conditions which must be met before a sponsor may charge reimbursement costs for an IND product, including notifying the FDA in writing in advance. The FDA may notify the sponsor that it is not authorized to charge for the products.

   Drug and Biologics for Serious or Life-Threatening Illnesses. The Federal Food, Drug and Cosmetic Act and FDA regulations provide certain mechanisms for the accelerated approval of products intended to treat serious or life-threatening conditions, which have been studied for safety and effectiveness, and which demonstrate the potential to address unmet medical needs for such conditions. The procedures permit early consultation and commitment from the FDA regarding pre-clinical and clinical studies necessary to gain marketing approval. Provisions of this regulatory framework also permit, in certain cases, NDAs or BLAs to be approved on the basis of Phase II clinical study results or on the basis of valid surrogate markers of product effectiveness, thus accelerating the normal approval process. Certain products employing our human antibody technology might qualify for this accelerated regulatory procedure although we cannot assure you that the FDA will agree. Notwithstanding the foregoing, approval may be denied by the FDA or additional Phase III studies may be required. The FDA may also require our agreement to perform post-approval Phase IV studies as a condition of such early approval.

Patents, Trademarks, Trade Secrets and Licenses

   Proprietary protection for our products, processes and know-how is important to our business. Our policy is to file patent applications to protect technology, inventions, and improvements that we consider important to the development of our business. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We plan to aggressively prosecute and defend our patents and proprietary technology.

   Currently, we hold 10 issued patents and allowed patent applications in the United States, and 16 issued patents in foreign countries including Europe, Japan, Korea, Canada and Australia, among others, covering aspects of our HuMAb-Mouse technology and products. These patents, almost all of which are in the same patent family, include the transgene, the transgenic mouse, methods of obtaining high affinity antibodies, and composition of matter claims for high affinity antibodies, among others. These patents have expiration dates beginning 2011. We also have more than 25 related pending U.S. and foreign patent applications covering aspects of our HuMAb-Mouse technology and products. Additionally, we hold exclusive and non-exclusive licenses to various pertinent technologies relating to our HuMAb-Mouse technology. For example, these technologies include microinjection of transgene DNA, homologous recombination, chomosome transfer, yeast artificial chromosome transgene technology and other relevant technologies. We also hold an exclusive license from The University of California covering aspects of our anti-CTLA-4 human monoclonal antibody product.

   In addition to patent coverage for our HuMAb-Mouse technology, we currently hold 21 patents and allowed patent applications in the United States, and 26 patents in foreign countries including Europe, Japan, Korea, Canada and Australia among others, covering aspects of our bispecific molecule technology and bispecific products. These patents have expiration dates from 2007-2016. In addition, we have more than 75 pending U.S. and foreign patent applications also covering aspects of our bispecific molecule technology and bispecific products. In particular, we hold United States and European patents covering our trigger antibody which binds to the type I human receptor molecule, as well as bispecific molecules which incorporate the trigger antibody. We also hold exclusive and non-exclusive licenses to technologies owned by third parties relating to certain aspects of our bispecific and human monoclonal antibody technologies. For example, we hold a license from Merck KGaA for its anti-EGFr antibody used in the production of MDX-447, a bispecific antibody directed against the EGF receptor, and a license from Chiron Corporation for its anti-HER-2/neu antibody used in the production of MDX-210, a bispecific antibody directed against the HER-2/neu receptor.

   In addition, we also hold registered trademarks on our corporate name Medarex(R) and on the term Putting the Immune System to Work(R) in the United States and Europe and have made applications for the registration of these marks in Canada.

Competition

   We face competition in several different forms. First, our human antibody development activities currently face competition from one principal competitor and from other technologies. The actual products being developed by our collaborators or by us also face actual and potential competition.

   We face competition from many companies that provide the services of generating murine, humanized or human monoclonal antibodies. Our principal competitor for our human antibody technology is Abgenix. As a result of the cross licensing agreement, Abgenix offers to potential partners the use of its transgenic mice known as XenoMice(TM), that, according to Abgenix, are capable of generating fully human monoclonal antibodies. Numerous companies have expertise in the realm of humanization technology, such as Genentech, Protein Design Labs, and with phage display technology, such as Cambridge Antibody Technology, Dyax Corp. and MorphoSys.

   The development of biotechnology and pharmaceutical products is a highly competitive business subject to rapid technological change. We know of several pharmaceutical and biotechnology companies conducting research or development on monoclonal antibodies and related fields. Some of these companies are pursuing product development efforts for the same disease areas as we or our partners are pursuing.

   Other technologies can also be applied to the treatment of the diseases that we or our corporate partners are pursuing. For example, immunoconjugates, monoclonal antibodies linked to toxins or radioactive isotypes, are being developed by others. In addition, the application of recombinant DNA technology to develop potential products consisting of proteins (cytokines) that occur normally in the body in small amounts has been underway for some time. Included in this group are Interleukin-2, interferons alpha, beta and gamma, tumor necrosis factor, or TNF, colony stimulating factors and a number of other biological response modifiers.

   Continuing development of conventional chemotherapies and other drugs by large pharmaceutical companies carries with it the potential for discovery of an agent active against various solid tumor cancers. In particular, we are aware that Genentech, Inc. has developed a monoclonal antibody-based product that targets HER-2 that may be competitive with MDX-210. We are also aware that ImClone Systems, Inc. has published reports indicating that it is developing monoclonal antibody-based products targeting EGFr that may be competitive with MDX-447. ITP is currently being treated with WinRhoSDF(TM) sold by Nabi(R), IVIgG and steroids, all of which have had limited success. Rheumatoid arthritis is currently being treated with a number of compounds and a number of monoclonal antibodies, including antibodies against TNF and CD4. Anti-TNF and anti-CD4 antibodies are being developed by a number of companies including Centocor, IDEC Pharmaceuticals, SmithKline Beecham and others.

   Significant competitors in the development and marketing of ophthalmic pharmaceuticals include companies such as: Alcon Laboratories, Inc. (a division of Nestle, S.A.), Allergan Inc., Merck & Co., Novartis Vision Ophthalmics (a division of Novartis), Chiron Vision (a division of Bausch & Lomb, Inc.), and Pharmacia & Upjohn, Inc., along with other smaller companies.

   With respect to the prevention of secondary cataracts, we are not aware of any commercial competitor with a competing product on the market. Prizm Pharmaceuticals, Inc., has announced plans to develop a macromolecular protein-toxin conjugate. Prizm has been informed that if it commercializes such conjugate, it would infringe certain of our patent rights. Pharmacia & Upjohn, Inc. has a research-stage project related to the reduction of secondary cataracts. Efforts of other competitors with respect to secondary cataracts have been primarily directed toward enhanced surgical techniques, alternative intraocular lens designs and certain pharmacologic approaches.

Employees

   As of December 31, 1999, we employed 93 persons, of whom 15 hold Ph.D. degrees and 23 hold other advanced degrees. Approximately 68 employees are engaged in research and development activities. There are 19 employees involved in business development, intellectual property, finance and other administrative functions. None of our employees is covered by a collective bargaining agreement. We have entered into employment contracts and consulting agreements with certain of our executive officers and directors.

   Our success will depend in large part upon our ability to attract and retain employees. We face competition for employees from other companies, research and academic institutions, government agencies and other organizations. We believe we maintain good relations with our employees.

                                 RISK FACTORS

   This Annual Report contains forward-looking statements within the meaning of Sections 27A and 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. Forward-looking statements include, without limitation, statements in "Risk Factors", "Business" and elsewhere in this Annual Report regarding, among other things, uncertainties relating to the technological approach; history of operating losses and anticipation of future losses; uncertainty of product development; need for additional capital and uncertainty of change; uncertainty of patent and proprietary rights; management of growth, and risks of acquiring new technologies; uncertainties related to clinical trials; government regulation and uncertainty of obtaining regulatory approval; dependence on key personnel; dependence on research collaborators and scientific advisors; uncertainty of health care reform measures and third-party reimbursement and risk of product liability. All forward-looking statements included in this Annual Report are based on information available to us, as of the date hereof, and we do not assume any obligation to update any such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in "Risk Factors" below. Accordingly, in addition to the other information in this Annual Report, the following factors should be considered carefully. References to our products, business, financial results or financial condition should be considered to refer to us and our subsidiaries unless the context otherwise requires.

Product candidates developed from our HuMAb-Mouse technology are in early stages of development. Only one of our fully human monoclonal antibody products has entered clinical trials. No product candidates employing our human antibody technology have completed clinical trials.

   Our human antibody technology is a new approach to the generation of antibody-based therapeutic products. Product candidates employing our human antibody technology are in early stages of development. Only a limited number of fully human antibody product candidates employing our human antibody technology have been generated pursuant to our collaborations, and only one of these fully human monoclonal antibody product candidates has entered clinical trials. Only one investigational new drug application, or IND, has been submitted and clinical trials have not begun for any additional product candidates employing our human antibody technology. In addition, we are not aware of any commercialized fully human monoclonal antibody therapeutic products that have been generated from any technologies similar to ours. We cannot be certain that any product candidates employing our human antibody technology will advance beyond the early stages of product development or demonstrate clinical efficacy.

   We cannot be certain that our human antibody technology will generate antibodies against all the antigens to which it is exposed in an efficient and timely manner, if at all. If our human antibody technology fails to generate antibody product candidates, and if we or our partners do not succeed in the development of products employing our antibody technology, those product candidates may not be approved or commercialized and our business will suffer.

Our product candidates developed from mouse and humanized antibody technologies are in early stages of development. None of these product candidates has completed clinical trials. Further development of these products will depend upon the efforts of our corporate partners.

   Our mouse and humanized monoclonal antibody therapeutic products are still under development, and no revenues have been generated from their sale. Prior to the acquisition of our HuMAb-Mouse technology in 1997, these products were the principal focus of our business and led to eight products in clinical trials. All of these products were based on mouse or humanized antibodies. Only one of such products progressed to Phase III clinical trials, enrollment in which is currently suspended.

   We have recently entered into corporate partnerships with a number of companies and are seeking additional alliances that will support the costs of developing our portfolio of mouse and humanized monoclonal antibody-based product candidates. The success of these products is dependent upon the efforts of our corporate partners in developing these products in the future. Neither we nor our present or proposed corporate partners know if any of these products will be effective, or if significant toxic side effects will occur negating the therapeutic utility, if any, of these product candidates.

We have incurred large operating losses and these losses may continue.

   We have incurred large operating losses and these losses may continue. In particular, as of December 31, 1999, we had an accumulated deficit of approximately $126.4 million. Our losses have resulted principally from:

  . research and development costs relating to the development of our technology and antibody product candidates; and

  .  general and administrative costs relating to our operations.

   We intend to continue to make significant investments in:

  .  preclinical testing and clinical trials;

  .  research and development;

  .  establishing new collaborations; and

  .  investing in new technologies.

   We do not know when or if we or our corporate partners will complete any pending or future product development efforts, receive regulatory approval or successfully commercialize any approved products. We may continue to incur substantial operating losses even if our revenues increase. As a result, we cannot predict the extent of future losses or the time required for us to achieve profitability, if at all.

Our operating results may vary significantly from period-to-period and these variations may be difficult to predict. These variations may adversely affect the trading price of our common stock.

   Our future revenues and operating results are expected to vary significantly from period-to-period due to a number of factors. Many of these factors are outside of our control. These factors include:

  . the timing of the commencement, completion or termination of collaborative agreements;

  . the introduction of new products and services by us, our collaborative partners or our competitors;

  .  delays in preclinical testing and clinical trials;

  . costs and expenses associated with preclinical testing and clinical trials;

  .  the timing of regulatory approvals, if any;

  .  sales and marketing expenses; and

  . the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and facilities.

   Our revenues in any particular period may be lower than we anticipate and, if we are unable to reduce spending in that period, our operating results will be adversely affected. You should not rely on period-to-period comparisons of our results of operations as an indication of future performance.

   It is likely that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline.

Clinical trials will need to be conducted for all product candidates employing our antibody technology. These trials are expensive and time-consuming, and their outcome is uncertain.

   Product candidates employing our antibody technology must demonstrate that they are safe and effective for use in humans through preclinical testing and clinical trials in order to be approved for commercial sale.

Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more. Delays associated with products for which we are directly conducting preclinical or clinical trials will cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including:

  . inability to manufacture sufficient quantities of qualified cGMP materials for clinical trials;

  .  slower rates of patient recruitment;

  .  inability to adequately observe patients after treatment;

  .  unforeseen safety issues; and

  .  government or regulatory delays.

   Even if we obtain positive results from preclinical or clinical trials, we may not achieve the same success in future trials. Clinical trials may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for product candidates employing our human antibody technology. The failure of clinical trials to demonstrate safety and efficacy for our desired indications could harm the development of that product candidate as well as other product candidates, and our business and results of operations will suffer.

Market acceptance for product candidates employing our antibody technology is uncertain. If these products fail to gain acceptance, our business will suffer.

   Even if clinical trials demonstrate the safety and efficacy of products developed by us or our corporate partners using our technology and all regulatory approvals have been obtained, product candidates employing our antibody technology may not gain market acceptance among physicians, patients, third-party payors and the medical community. For example, the current delivery systems for antibody-based therapeutic products are intravenous and subcutaneous injection, which are generally less well received by patients than tablets or capsule delivery. The degree of market acceptance of any product candidates employing our technology will depend on a number of factors, including:

  . establishment and demonstration of clinical efficacy and safety, especially as compared to conventional treatments;

  .  cost-effectiveness;

  .  alternative treatment methods;

  .  reimbursement policies of government and third-party payors; and

  .  marketing and distribution support for our product candidates.

   In addition, many of our activities involve genetic engineering in animals and animal testing. These types of activities have been the subject of controversy and adverse publicity. Animal rights groups and various other organizations and individuals have attempted to stop genetic engineering activities and animal testing by lobbying for legislation and regulation in these areas.

   If products employing our technology do not achieve significant market acceptance, our business will suffer.

The successful commercialization of our antibody products will depend on obtaining coverage and reimbursement for use of these products from third-party payors.

   Sales of pharmaceutical products largely depend on the reimbursement of patients' medical expenses by government health care programs and private health insurers. Without the financial support of the governments or third-party payors, the market for products employing our human antibody technology will be limited. We cannot be sure that third-party payors will reimburse sales of products employing our human antibody technology, or enable us or our corporate partners to sell them at profitable prices.

   Third-party payors control health care costs by limiting both coverage and the level of reimbursement for new health care products. In the future, the US government may institute price controls and further limits on Medicare and Medicaid spending. Internationally, medical reimbursement systems vary with differing degrees of regulation. Pricing controls and reimbursement limitations could affect the payments we receive from sales of products employing our human antibody technology. These variations could harm our ability and the ability of our corporate partners to sell products employing our human antibody technology in commercially acceptable quantities at profitable prices.

We have limited manufacturing capabilities. If we are unable to expand our current facilities to manufacture adequate quantities of products to meet demand, our business and financial condition will be harmed.

   To be successful, our therapeutic products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. While we believe our current facilities are adequate for the limited production of product candidates for clinical trials, our facilities are not yet adequate to produce sufficient quantities of any products for commercial sale. We may seek to expand our facilities to manufacture some products commercially. In order to manufacture products for such purposes, we will have to enhance our existing facilities and obtain requisite consents, or acquire new facilities, which will require additional funds and inspection and approval by the FDA and other regulatory agencies. We have no experience in large-scale manufacturing, and we may not be able to successfully increase our capacity or achieve profitability.

We have no sales or marketing experience. If we are unable to develop adequate sales and marketing capabilities, we may be unable to directly commercialize our products.

   We currently have no sales, marketing or distribution capabilities. We may choose to market some of our products directly through a sales and marketing force. In order to do this, we will have to develop a sales and marketing staff and establish distribution capability. Developing a sales and marketing force would be expensive and time-consuming and could delay any product launch. If we choose to market any of our products directly but are unable to successfully implement a marketing and sales force, our business and operating results will be harmed.

We are dependent on our corporate partners to fund our business and to develop products employing our antibody technology.

   We depend on our corporate partners to fund our business and to develop products employing our antibody technology. We rely on our corporate partners to:

  .  fund our business operations;

  .  access proprietary antigens for the development of product candidates;

  .  fund our research and development activities;

  .  fund and conduct preclinical testing and clinical trials;

  .  seek and obtain regulatory approvals;

  .  manufacture products; and

  .  commercialize and market future products.

   Our dependence on our corporate partners subjects us to a number of risks, including:

  . our corporate partners have significant discretion whether to pursue planned activities;

  . we cannot control the quantity and nature of the resources our corporate partners may devote to product candidates;

  . our corporate partners may not develop products employing our antibody technology as expected;

  . business combinations or significant changes in a corporate partner's business strategy may adversely affect that partner's willingness or ability to continue to pursue these product candidates; and

  . our corporate partners may require us to grant exclusive research and development or marketing rights.

   If we do not realize the contemplated benefits from our corporate partnerships, our business will suffer.

If a significant number of our existing corporate partnerships are not completed or are terminated, or if we are not able to establish additional corporate partnerships, we may be required to increase our internal product development and commercialization efforts.

   We have entered into a binding letter of intent with Eos Biotechnology to develop and commercialize at least six and up to nine genomics-derived antibody-based therapeutic products. The binding letter of intent includes the principal terms of the transaction which will be incorporated into a definitive agreement. By its terms, the letter of intent will remain in full force and effect and the parties will operate in accordance with its terms until such time as a definitive agreement is executed. If we are unable to agree on the terms of the definitive agreement, our business may be harmed. We have signed a binding letter of intent with Kirin with respect to its Tc Mouse and our HuMAb-Mouse technologies. This binding letter of intent includes the principal terms of the transaction. Any additional terms are subject to the execution of a definitive agreement. If we cannot agree with Kirin on these additional terms, an arbitrator will decide on the additional terms. If these additional terms are not favorable to us, our business may be harmed. We have also signed a binding letter of intent with Scil Biomedicals GmbH relating to some of our mouse and humanized antibody products. This letter of intent sets forth the principal terms of the transaction which are to be incorporated into a definitive agreement. If we cannot agree on the terms of this agreement, our business may be harmed. In addition, we have signed a non-binding letter of intent with Immuno-Designed Molecules, S.A., or IDM, a biotechnology company based in Paris, France, to collaborate on certain antibody products. We cannot assure you that we will be able to negotiate a definitive agreement with IDM on terms that are favorable to us, if at all.

   We have entered into corporate partnerships and intend to enter into additional corporate partnerships with third parties in the future. In addition, our corporate partners generally have the right to terminate our corporate partnerships at any time. Lengthy negotiations with potential new corporate partners or disagreements between us and our corporate partners may lead to delays or termination in the research, development or commercialization of product candidates. If we are not able to establish additional corporate partnerships on terms that are favorable to us or if a significant number of our existing corporate partnerships are terminated and we cannot replace them, we may be required to increase our internal product development and commercialization efforts. This would likely:

  . limit the number of product candidates that we will be able to develop and commercialize;

  .  reduce the likelihood of successful product introduction;

  .  significantly increase our need for capital; and\

  .  place additional strain on management's time.

We may have conflicts of interest with our corporate partners that could adversely affect expectations regarding our collaborations.

   We may have conflicts of interest with our corporate partners that could adversely affect our business. For example, existing or future corporate partners may pursue alternative technologies, including those of our competitors. Disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future corporate partner. If our corporate partners pursue alternative technologies or fail to develop or commercialize successfully any product candidate to which they have obtained rights from us, our business will suffer.

We have a minority interest in a foreign entity and expect to obtain a minority interest in an additional foreign entity. There may be conflicts of interest between us and these entities.

   We have a 45% interest in Genmab, a Danish company we formed along with outside investors to develop and commercialize a portfolio of fully human antibodies derived from our HuMAb-Mouse technology. We currently have a 6% interest in IDM and expect to obtain additional equity in IDM, or a comparable interest in a new jointly owned entity, which will result in us having a 43% aggregate equity interest in such entity. IDM intends to develop and commercialize a portfolio of antibody-based products. We will have significant minority ownership positions in each of these entities, but we will also have contractual obligations and rights which could result in conflicts between us and these entities.

We are dependent on our key personnel. If we are not able to attract and retain key employees and consultants, our business could be harmed.

   We are highly dependent on the members of our scientific and management staff. If we are not able to retain any of these persons, our business may suffer. In particular, we depend on the services of Donald L. Drakeman, our President and Chief Executive Officer, and Michael A. Appelbaum, our Executive Vice President-Finance and Administration, Secretary and Treasurer. For us to pursue product development, marketing and commercialization plans, we will need to hire additional qualified scientific personnel to perform research and development. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms, given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. If we are not able to attract and retain qualified personnel, our business will suffer.

We depend on patents and proprietary rights. If we cannot adequately protect our patent and proprietary rights, our business will suffer.

   Our success depends in part on our ability to:

  .  protect trade secrets;

  .  operate without infringing upon the proprietary rights of others; and

  .  obtain patents.

   We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We protect our proprietary position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. While a number of patents have been issued in the United States and Europe relating to our human antibody technology, we may not be able to obtain patent protection in other countries. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. The patent position of biotechnology companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide sufficient protection against competitors. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. The laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

   In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide protection or adequate remedies for our human antibody technology in the event of unauthorized use or disclosure of confidential and proprietary information, or breach of these agreements. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, our competitors.

   Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. In the event that our technologies may infringe on the patents or violate other proprietary rights of third parties, we and our corporate partners may be prevented from pursuing product development or commercialization. Such a result would harm our business.

If the validity of our patents or other proprietary rights is challenged, our business will suffer.

   The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property lawsuits, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to:

  .  enforce our issued and licensed patents;

  .  protect trade secrets or know-how that we own or license; or

  . determine the enforceability, scope and validity of the proprietary rights of others.

   If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be diverted. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Therefore, we and our collaborative partners may be restricted or prevented from manufacturing and selling products employing our human antibody technology, which would harm our business.

   In some cases, litigation or other proceedings may be necessary to defend against or to assert claims of infringement, to enforce patents issued to us or our licensors, to protect trade secrets, know-how or other intellectual property rights owned by us, or to determine the scope and validity of the proprietary rights of third parties. Such litigation could result in substantial costs to us. An adverse outcome in any such litigation or proceeding could subject us to significant liabilities, requiring us to cease using the subject technology or to license the subject technology from the third party. This could have a material adverse effect on our business, financial condition and results of operations.

   Even though we have received patents pertaining to the HuMAb-Mouse technology, this does not mean that we and our permitted licensees of HuMAb-Mice will have exclusive rights to antibodies against all targets that are made using this technology, or that we or our licensees will have the right to make, develop, use or sell such antibodies.

  . Our patents covering the HuMAb-Mouse technology include patents that cover particular human monoclonal antibodies. These patents do not cover all human antibodies.

  . Our patents may not protect against the importation of products, such as antibodies, made using HuMAb-Mouse technology.

  . Moreover, other parties could have blocking patent rights to products made using HuMAb-Mouse technology, such as antibodies, and their production and uses, either because of a proprietary position covering the antibody or the antibody's target. For example, we are aware of certain United States and European patents held by third parties relating to particular targets for their human monoclonal antibodies, to human monoclonal antibodies against various targets and bispecific products, and the manufacture and use of such products. In particular, we are aware of a patent in the United States and Europe which pertains to certain monoclonal antibodies against CTLA-4.

   We seek to obtain licenses to such patents when, in our judgment, such licenses are needed. If any licenses are required, we may not be able to obtain any such license on commercially favorable terms, if at all. If these licenses are not obtained, we may be prevented from using certain of our technologies or taking certain products to market. Our failure to obtain a license to any required technology or product may have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that our products and/or actions in developing or selling our products will not infringe such patents. In general, our patent protection may not prevent others from developing competitive products using our technology or other technologies. Similarly, others may obtain patents that could limit our ability and the ability of our licensees to use, import, manufacture, market or sell products or impair our competitive position and the competitive position of our licensees.

   We are not the exclusive owner of the technology underlying our HuMAb-Mice. In March 1997, GenPharm entered into a cross-license and settlement agreement with Abgenix, Cell Genesys, Inc., Xenotech, L.P. and Japan Tobacco, Inc., pursuant to which Abgenix and these entities paid us and GenPharm a total of approximately $38.6 million during 1997 and 1998. This payment was in exchange for a non-exclusive license to certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies that are integral to our products and business. These patents, licenses and inventions form the basis of our HuMAb-Mouse technology. Our business may suffer from the competition of these entities or if any of these entities breach the cross-license and settlement agreement.

We may face product liability claims related to the use or misuse of products employing our antibody technology which may harm our business, financial condition and results of operations.

   The administration of drugs to humans, in clinical trials or after commercialization, exposes us to product liability claims. Product liability claims may be expensive to defend and may result in large judgments against us. In November 1998, we voluntarily suspended clinical trials for one of our products after some patients experienced serious adverse events, or SAEs. In connection with the trial, we received a small number of claims against us. We believe that our product liability insurance is sufficient to cover the claims. We currently maintain liability insurance with specified coverage limits. Although we believe these coverage limits are adequate, we cannot be certain that the insurance policies will be sufficient to cover all claims that may be made against us. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms. Any claims against us, regardless of their merit, could harm our business, financial condition and results of operations.

We face intense competition and rapid technological change, and the failure to compete effectively would harm our business.

   The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Developments by our competitors may render our human antibody technology obsolete or non-competitive. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as we and our corporate partners. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development. We compete directly with Abgenix, Inc., with respect to the generation of fully human antibodies from transgenic mice. We also compete with Cambridge Antibody Technology Group plc and MorphoSys AG with respect to the generation of fully human antibodies derived from phage display technology, and with Protein Design Labs, Inc. with respect to humanized murine antibodies.

   Some of our competitors have received regulatory approval or are developing or testing product candidates that compete directly with product candidates employing our antibody technology. Many of these companies and institutions, either alone or together with their corporate partners, have substantially greater financial resources and larger research and development staffs than we or some of our corporate partners do. In addition, many of these competitors have significantly greater experience than we do in:

  .  developing products;

  .  undertaking preclinical testing and clinical trials;

  .  obtaining FDA and other regulatory approvals of products; and

  .  manufacturing and marketing products.

   Accordingly, our competitors may obtain patent protection, receive FDA approval or commercialize products before we or our corporate partners do. If we or our corporate partners commence commercial product sales, we or our corporate partners will be competing against companies with greater marketing and manufacturing capabilities, areas in which we and certain of our corporate partners have limited or no experience.

   We also face intense competition from other pharmaceutical and biotechnology companies to establish corporate partnerships, as well as relationships with academic and research institutions, and to license proprietary technology. These competitors, either alone or with their corporate partners, may succeed in developing technologies or products that are more effective than ours.

If our operating losses are greater than anticipated, we may need substantial additional funding. We may not be able to obtain sufficient funds to grow our business or continue our operations.

   We will continue to expend substantial resources for research and development, including costs associated with developing our antibody technology and conducting preclinical testing and clinical trials. Our future liquidity and capital requirements will depend on:

  .  the size and complexity of research and development programs;

  .  the scope and results of preclinical testing and clinical trials;

  . the retention of existing and establishment of further corporate partnerships, if any;

  .  continued scientific progress in our research and development programs;

  .  the time and expense involved in seeking regulatory approvals;

  .  competing technological and market developments;

  . the time and expense of filing and prosecuting patent applications and enforcing patent claims; and

  . the cost of establishing manufacturing capabilities, conducting commercialization activities and arrangements and in-licensing products.

   We may be unable to raise sufficient funds to complete development of any of our product candidates or to continue operations. As a result, we may face delay, reduction or elimination of research and development programs or preclinical or clinical trials, in which case our business will suffer.

We are subject to extensive and costly government regulation. If we fail to obtain or maintain governmental approvals, we will not be able to commercialize our products and our business will suffer.

   Product candidates employing our human antibody technology are subject to extensive and rigorous domestic government regulation. The FDA regulates the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If products employing our human antibody technology are marketed abroad, they will also be subject to extensive regulation by foreign governments. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the candidate's safety and efficacy. The approval process takes many years, requires substantial resources, involves post-marketing surveillance, and may involve ongoing post-marketing studies. Delays in obtaining regulatory approvals may:

  . adversely affect the successful commercialization of any drugs that we or our corporate partners develop;

  .  impose costly procedures on us or our corporate partners;

  . diminish any competitive advantages that we or our corporate partners may attain; and

  .  adversely affect our receipt of revenues or royalties.

   Material changes to an approved product, such as manufacturing changes or additional labeling claims, require further FDA review and approval. Once obtained, any approvals may be withdrawn. Further, if we, our corporate partners or our contract manufacturers fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, the FDA may impose sanctions, including:

  .  delays;

  .  warning letters;

  .  fines;

  .  product recalls or seizures;

  .  injunctions;

  . refusal of the FDA to review pending market approval applications or supplements to approval applications;

  .  total or partial suspension of production;

  .  civil penalties;

  .  withdrawals of previously approved marketing applications; or

  .  criminal prosecutions.

   We expect to rely on our corporate partners to file INDs and direct the regulatory approval process for products employing our human antibody technology. Our corporate partners may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates employing our human antibody technology. If they fail to obtain required governmental approvals, our corporate partners will be delayed or precluded from marketing these products. As a result, commercial use of products employing our technology will not occur and our business may be harmed.

We do not have, and may never obtain, the regulatory approvals we need to market our product candidates.

   To date, we have not applied for or received the regulatory approvals required for the commercial sale of our products in the United States or in any foreign jurisdiction. None of our product candidates has been determined to be safe and effective, and we have not submitted a new drug application, or NDA, to the FDA or to any foreign regulatory authorities for any of our product candidates. We have only limited experience in filing and pursuing applications necessary to obtain regulatory approval, and we cannot assure you that any of our product candidates will be approved for marketing.

If our manufacturing partners do not obtain or maintain current good manufacturing practices, we may not be able to commercialize our product candidates.

   We will depend on our corporate partners and other third parties to manufacture products employing our human antibody technology. Before commercializing a new drug, manufacturers must comply with the applicable FDA current good manufacturing practice regulations, or cGMP, which include quality control and quality assurance requirements as well as the maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of products employing our technology. After regulatory approvals are obtained, the subsequent discovery of previously unknown problems or failure to maintain compliance with the regulatory requirements may result in restrictions on the marketing of a product, withdrawal of the product from the market, seizures, injunctions, or criminal sanctions. We cannot assure you that such third parties will be able to comply with the applicable regulations.

Our operations involve hazardous materials and are subject to environmental controls and regulations.

   Our business activities involve the controlled use of hazardous materials. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially adversely affect our business, financial condition and results of operations.

Our stock price may be volatile.

   There has been significant volatility in the market prices of biotechnology companies' securities. Various factors and events may have a significant impact on the market price of our common stock. These factors include:

  .  fluctuations in our operating results;

  . announcements of technological innovations or new commercial therapeutic products by us or our competitors;

  .  published reports by securities analysts;

  .  progress with clinical trials;

  .  governmental regulation;

  .  developments in patent or other proprietary rights;

  .  developments in our relationship with collaborative partners;

  .  public concern as to the safety and efficacy of our products; and

  .  general market conditions.

   The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. Broad market fluctuations may also adversely affect the market price of our common stock.

We have obligations to issue shares of our common stock in the future which may have a dilutive effect on the shares of our common stock currently outstanding.

   As of February 11, 2000, we have 2,083,593 shares of common stock reserved for issuance pursuant to options having a weighted average exercise price of $5.95 per share and 454,796 shares of common stock issuable upon the exercise of certain warrants issued at an exercise price of $10.00 per share.

   The exercise of all or a portion of the outstanding options and warrants may result in a significant increase in the number of shares of our common stock that will be subject to trading on The Nasdaq National Market, and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

Future sales of our common stock could cause the market price of our common stock to decline.

   As of February 11, 2000, we have 32,625,611 shares of common stock outstanding, of which 3,257,354 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. In addition, the holders of 1,023,341 shares of such restricted securities are entitled to registration rights which could expedite the resale of such shares into the public market. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

   We have filed registration statements on Form S-3 under the Securities Act relating to 4,246,673 shares of common stock that may be offered by certain of our stockholders and corporate partners. These shares of common stock are freely tradable without restriction or further registration under the Securities Act, except for shares held by our affiliates, which will be subject to resale limitations of Rule 144.

   In addition, we have filed registration statements on Form S-8 under the Securities Act which cover 2,083,593 shares of common stock currently issuable under our stock option plans. Shares issued under these plans, other than shares issued to affiliates, will be freely tradable in the public market.

   On January 28, 2000 we filed a registration statement on Form S-3 relating to an underwritten public offering by us of up to 2,012,500 shares of our common stock. If the Offering is completed, all of the shares of our common stock sold in the offering will be freely tradable under the Securities Act unless purchased by our affiliates. In connection with the offering, our officers and directors, as well as shareholders holding an aggregate of 4,176,673 shares of our common stock, are required to refrain from selling shares of our common stock for a period of 90 days after the completion of the offering without the written consent of the underwriters.

Our restated certificate of incorporation and New Jersey law contain provisions that could delay or prevent an acquisition of our company.

   Our restated certificate of incorporation and by-laws contain provisions that may discourage third parties from seeking to acquire our company. These provisions include:

  .  a classified board of directors;

  . a requirement that special meetings of shareholders be called only by our board of directors, chairman of the board, chief executive officer or president;

  .  advance notice requirements for shareholder proposals and nominations;

  . limitations on the ability of shareholders to amend, alter or repeal our by-laws; and

  . the authority of the board of directors to issue, without shareholder approval, preferred stock with such terms as the board of directors may determine.

   We are also afforded the protections of the New Jersey Shareholders Protection Act. This New Jersey statute contains provisions which impose restrictions on shareholder action to acquire control of our company. The effect of the provisions of our restated certificate of incorporation and by-laws and New Jersey law may discourage third parties from acquiring control of our company.

Item 2. Properties

   We have leased approximately 43,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. The term of the lease expires on September 30, 2003, subject to review for an additional five years. We believe that this facility is well suited for clinical-grade production of monoclonal antibodies, since we have in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. By leasing this facility and spending modestly to adapt it, we believe that we have preserved a considerable amount of capital that might otherwise have been used to build a biopharmaceutical production facility. This facility has a capacity of 10 kilograms of monoclonal antibody production per year. We believe that our existing facilities are adequate for the production of materials for clinical trials of our products and for providing the services we offer to our corporate partners in connection with our human antibody technology. However, we do not currently have the capability to manufacture our products under development in large commercial quantities and have no experience in commercial-scale manufacturing.

   In January 1998, we entered into a four year lease for approximately 10,000 square feet in a modern facility located in San Jose, California. This space, which is owned by Becton Dickinson Corporation, includes an animal facility to house our HuMAb-Mice, research and development laboratories and administrative offices. In September 1999, we entered into a five year lease for approximately 6,000 square feet of administrative office space in a modern facility located in Princeton, New Jersey. This facility serves as our general corporate headquarters. In November 1999, we entered into a five year lease for approximately 11,000 square feet of administrative office space in a modern facility located in Annandale, New Jersey. The combined minimum annual lease commitments for these facilities is approximately $2.4 million, and the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $6.9 million.

Item 3. Legal Proceedings

   In the ordinary course of our business, we are at times subject to various legal proceedings. We do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 1999 through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

   Our common stock is listed on the Nasdaq National Market under the symbol "MEDX." The following table sets forth the high and low sale prices per share of common stock, as reported on the Nasdaq National Market, during the periods indicated.

                                                                   Common Stock
                                                                      Price
                                                                   ------------
                                                                    High   Low
                                                                   ------ -----
Year ended December 31, 1998
  First Quarter................................................... $ 6.25 $4.38
  Second Quarter.................................................. $ 8.25 $4.75
  Third Quarter................................................... $ 7.06 $2.75
  Fourth Quarter.................................................. $ 5.13 $2.75
Year ended December 31, 1999
  First Quarter................................................... $ 4.31 $2.88
  Second Quarter.................................................. $ 5.97 $2.88
  Third Quarter................................................... $ 9.97 $4.00
  Fourth Quarter.................................................. $41.50 $6.44

   The number of shares of our common stock outstanding as of February 11, 2000 was 32,625,611. As of such date, there were approximately 584 record holders of common stock (which includes individual holders) and as of May 20, 1999, the date of the last shareholders' meeting, there were over 8,000 beneficial shareholders of our common stock.

   We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

                                   Year Ended December 31,
                          ----------------------------------------------
                           1995     1996      1997      1998      1999
                          -------  -------  --------  --------  --------
                                (in thousands, except per share data)
Statement of Operations
 Data:
Revenues:
  Sales.................  $   312  $   255  $    221  $  1,349  $  1,079
  Grants, contract and
   license revenues.....    1,467    1,626     3,011     5,443     8,845
                          -------  -------  --------  --------  --------
   Total revenues.......    1,778    1,881     3,232     6,792     9,924
Costs and expenses:
  Cost of sales.........      123      132       150     1,218       709
  Research and
   development..........    6,442    7,596    14,100    23,122    19,929
  General and
   administrative.......    2,275    2,558     3,644     5,065     8,036
  Stock bonus to
   GenPharm employees...       --       --     2,275        --        --
  Acquisition of in-
   process technology...       --       --    40,316        --        --
                          -------  -------  --------  --------  --------
   Operating loss.......   (7,062)  (8,405)  (57,253)  (22,613)  (18,750)
Interest and dividend
 income.................      561    1,542     1,903     1,956     1,205
Interest expense........       (8)      (5)      (27)   (1,539)       (8)
                          -------  -------  --------  --------  --------
   Loss before provision
    (benefit) for income
    taxes...............   (6,509)  (6,868)  (55,377)  (22,196)  (17,553)
Provision (benefit) for
 income taxes...........       --       --        --       341      (522)
                          -------  -------  --------  --------  --------
   Net loss.............  $(6,509) $(6,868) $(55,377) $(22,537) $(17,031)
                          =======  =======  ========  ========  ========
Basic and diluted net
 loss per share(1)......  $  (.69) $  (.45) $  (2.93) $   (.89) $   (.53)
                          =======  =======  ========  ========  ========
Weighted average common
 shares outstanding(1)..    9,457   15,289    18,871    25,390    31,920

                                          As of December 31,
                            --------------------------------------------------
                              1995      1996      1997      1998       1999
                            --------  --------  --------  ---------  ---------
                                            (in thousands)
Balance Sheet Data:
Cash, cash equivalents and
 marketable securities....  $ 15,729  $ 31,463  $ 28,444  $  34,664  $  30,147
Working capital...........    14,549    31,259     1,647     29,581     22,382
Total assets..............    19,240    36,044    48,695     42,235     40,482
Long-term obligations.....        40       110       107         62      6,023
Accumulated deficit.......   (24,623)  (31,491)  (86,869)  (109,405)  (126,436)
Total shareholders'
 equity...................    17,375    34,648     5,681     35,229     22,299

--------
(1) Computed on the basis described for net loss per share in note 2 to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations

   The following discussion should be read together with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report and contains trend analysis and other forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors.

Basis of Financial Statement Presentation

   We are primarily engaged in the discovery and development of human antibody-based therapeutics to fight cancer and other life-threatening and debilitating diseases. We have developed a broad platform of patented technologies for antibody discovery and development, including our technology for the creation of high affinity fully human antibodies. Through our 1997 acquisition of GenPharm International, Inc., and our recent letter of intent for our collaboration with Kirin, we expanded our business to include both our HuMAb-Mouse and Kirin's Tc Mouse technologies. These technologies allow us to rapidly create fully human antibodies in about two to four months. Not only can we create new proprietary products, but these technologies provide us with the opportunity to expand our corporate collaborations with both existing and new partners. We entered into six new corporate partnerships relating to the HuMAb-Mouse technology during 1998 and an additional six new corporate partnerships in 1999. To date, we have received upfront payments and we anticipate that we will receive license fees, milestone payments and royalties from such partnerships. We believe that our acquisition of GenPharm, our collaboration with Kirin and our expansion into the human antibody business will provide us with significant additional sources of revenue in the foreseeable future.

   Revenue--Our revenue is principally derived through licensing our human antibody technology to pharmaceutical and biotechnology companies and through government grants. The terms of these collaborations typically include potential license fees and a series of milestone payments commencing upon initiation of clinical trials through commercialization which may total $7 million to $10 million per product if the antibody receives approval from the FDA and equivalent foreign agencies. We are also entitled to royalties on product sales.

   Research and Development Expenses--Research and development expenses consist primarily of compensation expense, facilities and supply expense relating to antibody product development and to the breeding, caring for and continued development of our HuMAb-Mice, as well as to the performance of contract services for our collaborative partners.

   General and Administrative Expenses--General and administrative expenses consist primarily of compensation, facility, travel and other expenses relating to our general management, financial, administrative and business development activities.

Results of Operations

   Years Ended December 31, 1997, 1998 and 1999

   Revenues for 1997, 1998, and 1999 were principally derived from contract and licensing activities. Total revenues in 1997 of $3,232,000 included $865,000 of contract revenue received from Santen Pharmaceutical Co., Ltd. of Osaka, Japan, or Santen, $743,000 from Aventis Behring, $377,000 from Eisai Co., Ltd. of Tokyo, Japan, or Eisai, and $269,000 from Small Business Innovation Research grants. Total revenues in 1998 of $6,792,000 increased 110% over 1997. The increase relates to $1,112,000 received from the sale of MDX-447, one of our monoclonal antibody products, to Merck KGaA, our corporate partner for MDX-447, and increases in contract and license revenues with Merck KGaA, Eisai, Schering AG, Centocor, Aventis Behring, FibroGen, Inc., Novartis and medac GmbH. Revenue for 1999 increased by $3,132,000, a 46% increase from 1998. The increase relates principally to a $4,000,000 milestone payment from Centocor, Inc. Centocor holds exclusive commercial licenses to develop HuMab-Mouse antibodies to license four targets. In addition, the increase in 1999 reflects payments pursuant to license agreements with Merck KGaA.

   Our cost of sales increased by $1,068,000 in 1998, a 712% increase over 1997. In 1998, the increase was principally due to manufacturing expenses incurred in producing MDX-447 for proposed new human clinical trials to be conducted in conjunction with Merck KGaA. Our cost of sales decreased by $509,000 during 1999, a 42% decrease as compared to 1998. The 1999 decrease is due to lower production of MDX-447 for Merck KGaA.

   Research and development expense increased $9,022,000 in 1998, a 64% increase from 1997. The 1998 increase was primarily attributable to a high level of human clinical trials, license fees related to the targeting component used in MDX-210 and MDX-447, personnel costs and supply expenses. Research and development expenses decreased $3,193,000 during 1999, a 14% decrease from 1998. The 1999 decrease was principally due to decreased clinical trial activity partially as the result of the suspension of patient enrollment in the Phase III clinical trial of MDX-RA. The research and development expense reduction was partially offset by higher personnel costs. Research and development costs are expected to increase at an accelerated rate as our products progress through the regulatory approval process.

   General and administrative expenses increased $1,421,000 in 1998, a 39% increase over 1997. The increase was primarily attributable to higher legal fees incurred in connection with a $7,500,000 milestone payment from Xenotech, L.P. relating to the issuance of a U.S. patent, personnel costs, consulting and shareholder relation expenses. General and administrative expenses increased by $2,971,000 for 1999, a 59% increase from 1998. The increase is primarily attributable to higher personnel costs and heightened business development activities. These expenses are expected to increase as our products are developed and we expand our HuMAb-Mouse licensing activities.

   Acquisition of in-process technology charges of $40,316,000 in 1997 related to the February 28, 1997 acquisition of Houston Biotechnology ($10,386,000) and the October 21, 1997 acquisition of GenPharm ($29,930,000).

   Interest and dividend income increased by $53,000 in 1998, a 3% increase over 1997. These increases reflected higher average cash balances. Interest and dividend income decreased by $751,000 for 1999, a 38% decrease as compared to 1998. This decrease was the result of both a lower average cash balance and a lower return on investments.

   In 1998, interest expense increased by $1,512,000. The increase is attributable to the amortization of a discount of the liability due to GenPharm shareholders pursuant to the acquisition of GenPharm in October 1997. This liability was satisfied on various dates through September 1, 1998 and as a result, interest expense decreased by $1,531,000 for 1999, a 99% decrease as compared to 1998.

   Our income tax provision of $341,000 for the year ended December 31, 1998 represented taxes paid related to the GenPharm acquisition, which were in excess of the amount of the liability provided for on the date of the acquisition. Our benefit for income taxes for the year ended December 31, 1999 consisted of $1,434,000 received from the sale of a portion of our New Jersey state NOLs and research and development tax credits offset, in part, by a provision for state taxes.

   We do not believe that inflation has had a material impact on our results of operations.

Liquidity and Capital Resources

   We have financed our operations since inception primarily through private placements and public sales of our securities, contract and license revenues and research product sales. Through December 31, 1999, we had raised $68,652,000 from sales of securities.

   We had $34,664,000 and $30,147,000 in cash, cash equivalents and marketable securities as of December 31, 1998 and 1999, respectively. Operating activities consumed $11,894,000, $12,577,000 and $5,610,000 of cash for the years ended December 31, 1997, 1998 and 1999, respectively.

   Through December 31, 1998 and December 31, 1999, we had invested $7,042,000 and $7,707,000, respectively, in property and equipment.

   We have incurred and will continue to incur significant costs in the area of research and development, including preclinical and clinical trials, as our products develop. Administrative costs are also expected to increase with the expansion of administrative activities and the creation of an internal sales force.

   In connection with our merger with Essex Medical Products, we issued promissory notes to Essex Chemical Corporation in the principal amount of $100,000 and committed to pay 20% of our net after-tax income until a total of $1,000,000 has been paid, contingent upon the occurrence of certain events. At our option, this contingent obligation may be satisfied by the payment of shares of our common stock having a fair market value equal to the amount owed, provided such shares are registered for sale with the SEC. On June 6, 1991, we repaid the $100,000 of notes, plus accrued interest to Essex.

   At December 31, 1999, we had federal net operating loss ("NOL") carryforwards of approximately $58,931,000. The NOL carryforwards expire in 2002 ($45,000), 2003 ($196,000), 2004 ($524,000), 2006 ($863,000), 2007
($3,985,000), 2008 ($5,533,000), 2009 ($7,592,000), 2010 ($6,395,000), 2011
($7,028,000), 2012 ($9,642,000) and 2018 ($17,128,000). We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred, but believe that it is very likely that such a change occurred during 1996, 1997 or 1998. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before change. The amount of the annual limitation depends upon our value immediately before the change, changes to our capital during a specified period prior to the change, and an interest rate which is published monthly. Due to uncertainty as to the date of an ownership change during 1996, 1997 or 1998 we have not determined the amount of the potential limitation. Any such material limitation could have a significant impact on our ability to use our NOL carryforwards.

   The New Jersey Division of Taxation has developed a program that allows new or expanding technology and biotechnology businesses to "sell" their Unused NOL Carryover and Unused Research and Development Tax Credits to corporate taxpayers in the state for at least 75% of the value of the benefits. The effective date of this program was January 1, 1999. In 1999, we received $1,434,000 for the sale of a portion of our NOLs and Research and Development Tax Credits. During 2000 we intend to sell additional New Jersey NOLs.

   In 1997, 27% or $865,000 of our revenue was derived from Santen for research funding, 23% or $743,000 was from Aventis Behring for research funding and milestone payments and 12% or $377,000 was from Eisai for research funding.

   In 1998, 20% or $1,339,000 of our total revenue was derived from Aventis Behring for research funding, 13% or $900,000 was from Santen for research funding, 11% or $750,000 from Eisai for a milestone payment and 24% from Merck KGaA, including $1,112,000 for producing MDX-447 for proposed new human clinical trials, $492,000 for research funding and $240,000 premium paid for our common stock over the fair market value.

   In 1999, 40% or $4,000,000 of our total revenue was derived from a milestone payment made by Centocor. In addition, 31% or $3,056,000 of our total revenue was derived from Merck KGaA, consisting of $500,000 for producing MDX-447 for proposed new human clinical trials, $1,056,000 for research funding and a $1,500,000 technology option fee.

   No other single source accounted for more than 10% of our total revenues for 1997, 1998 and 1999.

   We have recently entered into a binding letter of intent with Eos Biotechnology to develop and commercialize genomics-derived antibody-based therapeutic products. Pursuant to the letter of intent, on or before May 15, 2000 we are required to pay $5,000,000 to Eos Biotechnology and to deposit an additional $20,000,000 in a third party escrow account to be released over time to Eos Biotechnology upon the achievement of certain milestones.

   We have entered into a non-binding letter of intent with IDM relating to the development of certain of our non-HuMAb-Mouse antibody-based products. Under the terms of the letter of intent, we are required to pay IDM $2,000,000 upon the execution of a definitive agreement which we anticipate will occur during the first quarter of 2000. In addition, we are required to purchase additional equity in IDM, or a comparable interest in a new jointly owned entity to fund up to an additional $5,000,000 in the event IDM does not complete a public or private financing of at least $7,000,000 on or before December 31, 2000. Such an event could cause us to incur losses to the extent of our investment in IDM.

   Although we believe that the proceeds from the offering, if completed, together with our current cash balances, cash equivalents, and marketable securities and cash generated from contract and licensing activities will be sufficient to meet our operating and capital requirements for at least the next 24 months, we may require additional financing within this time frame. We may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements.

Recently Issued Accounting Standard

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires us to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on our rights or obligations under the applicable derivative contract. We will adopt SFAS 133 no later than the first quarter of fiscal year 2001. SFAS 133 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

Recently Issued Staff Accounting Bulletin

   In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition in Financial Statements. The SAB spells out four basic criteria that must be met before registrants can record revenue. In addition, the SAB also provides guidance on the disclosures (both in footnotes and in Management's Discussion and Analysis of Financial Condition and Results of Operations) registrants should make about their revenue recognition policies and the impact of events and trends on revenue. The SAB states that all registrants are expected to apply the accounting and disclosures described in it no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The application of SAB No. 101 is not expected to have any effect on our financial condition and results of operations.

Update on Year 2000 Computer Issues

   We did not experience any computer or systems problems relating to the Year 2000. Upon review of our internal and external systems during 1999, we determined that we did not have any material exposure to such computer problems and that the software and systems required to operate our business and provide our services were Year 2000 compliant. As a result, we did not incur, and do not expect to incur, any material expenditures relating to Year 2000 systems remediation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

   We do not use derivative financial instruments in our operations or investment portfolio. However, we regularly invest excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. Government, as well as fixed income investments and U.S. stock funds both of which can be readily purchased or sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is minimal. We do not have exposure to market risks associated with changes in interest rates as we have no variable interest rate debt outstanding. We do not believe we have any material exposure to market risks associated with interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data

                        Report of Independent Auditors

The Board of Directors and Shareholders
Medarex, Inc.

   We have audited the accompanying consolidated balance sheets of Medarex, Inc. and Subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medarex, Inc. and Subsidiaries at December 31, 1998 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

MetroPark, New Jersey
February 10, 2000

                         MEDAREX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                             December 31,
                                                          --------------------
                                                            1998       1999
                                                          ---------  ---------
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $   4,411  $  14,366
  Marketable securities..................................    30,253     15,781
  Trade accounts receivable, less allowance for doubtful
   accounts of $5 .......................................        16         16
  Inventory..............................................        49         33
  Prepaid expenses and other current assets..............     1,796      4,346
                                                          ---------  ---------
    Total current assets.................................    36,525     34,542
Property and equipment:
  Machinery and equipment................................     4,439      5,061
  Furniture and fixtures.................................       282        336
  Leasehold improvements.................................     2,321      2,310
                                                          ---------  ---------
                                                              7,042      7,707
  Less accumulated depreciation and amortization.........    (3,703)    (4,633)
                                                          ---------  ---------
                                                              3,339      3,074
  Investments in, and advances to affiliates.............       561        499
  Segregated cash........................................     1,300      1,300
  Patents rights and other assets........................       510      1,067
                                                          ---------  ---------
    Total assets......................................... $  42,235  $  40,482
                                                          =========  =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable................................. $     394  $     620
  Accrued liabilities....................................     4,867      5,133
  Deferred contract revenue--current.....................     1,683      6,407
                                                          ---------  ---------
    Total current liabilities............................     6,944     12,160

Deferred contract revenue--long-term.....................       --       6,000
Other long-term obligations..............................        62         23

Commitments and contingencies............................

Shareholders' equity:
  Preferred stock, $1.00 par value, 2,000,000 shares
   authorized, none issued and outstanding...............       --         --
  Common stock, $.01 par value, 40,000,000 shares
   authorized, 31,507,186 shares issued and outstanding
   at December 31, 1998 and 32,714,942 shares issued and
   32,112,442 shares outstanding at December 31, 1999....       315        327
  Capital in excess of par value.........................   144,252    149,032
  Treasury stock, at cost 0 and 602,500 shares,
   respectively..........................................       --      (3,031)
  Deferred compensation..................................       --       2,970
  Accumulated other comprehensive income (loss)..........        67       (563)
  Accumulated deficit....................................  (109,405)  (126,436)
                                                          ---------  ---------
    Total shareholders' equity...........................    35,229     22,299
                                                          ---------  ---------
    Total liabilities and shareholders' equity........... $  42,235  $  40,482
                                                          =========  =========

                See notes to consolidated financial statements.

                         MEDAREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)

                                            For the Year Ended December 31,
                                            ----------------------------------
                                               1997        1998        1999
                                            ----------  ----------  ----------
Sales...................................... $      221  $    1,349  $    1,079
Grants, contract and license revenues......      3,011       5,443       8,845
                                            ----------  ----------  ----------
    Total revenues.........................      3,232       6,792       9,924
Costs and expenses:
  Cost of sales............................        150       1,218         709
  Research and development.................     14,100      23,122      19,929
  General and administrative...............      3,644       5,065       8,036
  Bonus to GenPharm International, Inc.
   employees...............................      2,275         --          --
  Acquisitions of in-process technology....     40,316         --          --
                                            ----------  ----------  ----------
    Operating loss.........................    (57,253)    (22,613)    (18,750)
Interest and dividend income...............      1,903       1,956       1,205
Interest expense...........................        (27)     (1,539)         (8)
                                            ----------  ----------  ----------
    Loss before provision (benefit) for
     income taxes..........................    (55,377)    (22,196)    (17,553)
Provision (benefit) for income taxes.......        --          341        (522)
                                            ----------  ----------  ----------
    Net loss............................... $  (55,377) $  (22,537) $  (17,031)
                                            ==========  ==========  ==========
Basic and diluted net loss per share....... $    (2.93) $    (0.89) $    (0.53)
                                            ==========  ==========  ==========
Weighted average number of common shares
 outstanding during the year--basic and
 diluted................................... 18,871,000  25,390,000  31,920,000
                                            ==========  ==========  ==========


                See notes to consolidated financial statements.

                         MEDAREX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                   (Dollars in thousands, except share data)

                          Common Stock                                       Treasury Stock
                        ----------------- Capital   Accumulated              ---------------
                                             in
                          Number           excess      other                 Number                            Total
                            of             of par  comprehensive Accumulated   of               Deferred   shareholders'
                          shares   Amount  value   income (loss)   deficit   shares  Amount   Compensation    equity
                        ---------- ------ -------- ------------- ----------- ------- -------  ------------ -------------
Balance at December
 31, 1996.............  17,592,992  $176  $ 65,947     $  16       ($31,491)                                  $34,648
                        ==========  ====  ========     =====      =========  ======= =======     ======       =======
Issuance of common
 stock, options and
 warrants in exchange
 for Houston
 Biotechnology
 Incorporated stock...   1,026,245    10     8,108                                                              8,118
Issuance of common
 stock, options and
 warrants as a portion
 of the proceeds for
 GenPharm
 International, Inc.
 stock................   3,250,000    33    17,793                                                             17,826
Issuance of common
 stock for exercise of
 options..............      32,469             145                                                                145
Issuance of common
 stock for exercise of
 warrants.............      20,480              55                                                                 55
Options issued to non-
 employes                                       94                                                                 94
Net loss..............                                              (55,377)                                  (55,377)
Other comprehensive
 income unrealized
 gain on securities...                                   172                                                      172
                                                                                                              -------
 Comprehensive loss...                                                                                        (55,205)
                        ----------  ----  --------     -----      ---------  ------- -------     ------       -------
Balance at December
 31, 1997.............  21,922,186   219    92,142       188        (86,868)                                    5,681
                        ----------  ----  --------     -----      ---------  ------- -------     ------       -------
Issuance of common
 stock, as a portion
 of the proceeds for
 GenPharm
 International, Inc.
 stock................   7,551,192    76    43,369                                                             43,445
Issuance of common
 stock for exercise of
 options..............      35,017              41                                                                 41
Issuance of common
 stock in private
 placements...........   1,603,849    16     6,712                                                              6,728
Issuance of common
 stock for bonus to
 GenPharm
 International, Inc.
 employees............     394,942     4     1,988                                                              1,992
Net Loss..............                                              (22,537)                                  (22,537)
Other comprehensive
 income unrealized
 loss on securities...                                  (121)                                                    (121)
                                                                                                              -------
 Comprehensive loss...                                                                                        (22,658)
                        ----------  ----  --------     -----      ---------  ------- -------     ------       -------
Balance at December
 31, 1998               31,507,186   315   144,252        67       (109,405)                                   35,229
                        ----------  ----  --------     -----      ---------  ------- -------     ------       -------
Issuance of common
 stock for exercise of
 options and grant of
 restricted shares....     453,665     5     3,698                                                              3,703
Issuance of common
 stock in private
 placements...........     123,001     1       899                                                                900
Exercise of warrants..      28,590             128                                                                128
Issuance of common
 stock for Executive
 Deferred Compensation
 Plan.................     602,500     6        55                           602,500 $(3,031)    $2,970           --
Net loss..............                                              (17,031)                                  (17,031)
Other comprehensive
 income unrealized
 loss on securities...                                  (630)                                                    (630)
                                                                                                              -------
 Comprehensive loss...                                                                                        (17,661)
                        ----------  ----  --------     -----      ---------  ------- -------     ------       -------
Balance at December
 31, 1999.............  32,714,942  $327  $149,032     $(563)     $(126,436) 602,500 $(3,031)    $2,970       $22,299
                        ==========  ====  ========     =====      =========  ======= =======     ======       =======

                See notes to consolidated financial statements.

                         MEDAREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                            For the Year Ended December 31,
                                            ----------------------------------
                                               1997        1998        1999
                                            ----------  ----------  ----------
Operating activities:
 Net loss.................................. $  (55,377) $  (22,537) $  (17,031)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation............................        538         698         696
   Amortization............................        225         475         352
   Cash received from patent issuance......        --        7,500         --
   Equity received for contract revenue....        --         (100)        --
   Non cash interest expense...............        --        1,521         --
   Write-off of in-process technology......     40,316         --          --
   Stock bonus to employees................        --          --        2,279
   Stock bonus to GenPharm International,
    Inc. employees.........................      2,275         --          --
   Value of stock options to non-
    employees..............................         68          34         --
Changes in operating assets and
 liabilities, net acquisition:
 Trade accounts receivable, net............         (2)          9         --
 Inventory.................................          3          (5)         16
 Prepaid expenses and other current
  assets...................................        156        (788)     (1,950)
 Trade accounts payable....................       (311)         12         226
 Accrued liabilities.......................        215      (1,079)        278
 Deferred contract revenue.................        --        1,683       9,524
                                            ----------  ----------  ----------
   Net cash used in operating activities...    (11,894)    (12,577)    (5,610)
Investing activities:
 Purchase of property and equipment........     (1,957)     (1,611)       (740)
 Purchase of Houston Biotechnology
  Incorporated, net of cash acquired.......     (1,007)        --          --
 Purchase of GenPharm International, Inc.,
  net of cash acquired.....................      6,054         --          --
 Decrease in note receivable...............        --       15,000         --
 (Increase) decrease in advances to
  affiliates...............................        --          (46)         62
 Proceeds from sale of equipment...........          5         --          --
 Decrease (increase) in segregated cash
  and other assets.........................        952        (985)        --
 Purchase of marketable securities.........        --      (37,628)     (4,000)
 Sales of marketable securities............      9,507      28,975      17,842
                                            ----------  ----------  ----------
   Net cash provided by investing
    activities.............................     13,554       3,705      13,164
Financing activities:
 Cash received from sales of stock, net....        192       6,770       2,452
 Increase in other long term obligations...         15         --          --
 Principal payments under debt
  obligations..............................       (102)       (210)        (51)
                                            ----------  ----------  ----------
   Net cash provided by financing
    activities.............................        105       6,560       2,401
                                            ----------  ----------  ----------
   Net increase (decrease) in cash and cash
    equivalents............................      1,765      (2,312)      9,955
 Cash and cash equivalents at beginning of
  period...................................      4,958       6,723       4,411
                                            ----------  ----------  ----------
 Cash and cash equivalents at end of
  period................................... $    6,723  $    4,411  $   14,366
                                            ==========  ==========  ==========
Supplemental disclosures of cash flow
 information
 Cash paid during period for:
   Income taxes............................ $      --   $    1,009  $      --
                                            ==========  ==========  ==========
   Interest................................ $       19  $       18  $        8
                                            ==========  ==========  ==========

                See notes to consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997, 1998 and 1999
                   (Dollars in thousands, except share data)

1. Nature of Operations

   Medarex, Inc. ("Medarex" or the "Company"), incorporated in July 1987, is a biotechnology company developing therapeutic products for cancer, autoimmune disease, secondary cataracts and other life-threatening and debilitating diseases based on proprietary technology in the field of immunology. The Company has three wholly-owned subsidiaries: Medarex Europe B.V. which was incorporated in the Netherlands on October 31, 1996; Houston Biotechnology Incorporated ("HBI") which was acquired on February 28, 1997 (See Note 14); and GenPharm International, Inc. ("GenPharm") which was acquired on October 21, 1997 (See Note 14). The Company's therapeutic products are currently under development and will need the approval of the U.S. Food and Drug Administration ("FDA") prior to commercial distribution. The Company's operations constitute one business segment. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Significant Accounting Policies

   Cash Equivalents

   The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company invests its cash in deposits with major financial institutions, money market funds and notes issued by the U. S. government.

   Marketable Securities

   Marketable securities consist of fixed income investments with a maturity of greater than three months and U.S. stock funds, both of which can be readily purchased or sold using established markets. Such securities, which are classified as "available-for-sale," are carried at market with unrealized gains and losses reported as accumulated other comprehensive income (loss), which is a separate component of shareholders' equity. These unrealized gains and losses are considered temporary.

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

   Revenue related to collaborative research with the Company's corporate partners is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999
                   (Dollars in thousands, except share data)

Company is required to perform research and development activities as specified in each respective agreement. Deferred revenue may result when the Company does not expend the required level of effort during a specific period in comparison to funds received under the respective contracts or when funds received are refundable under certain circumstances. Milestone and royalty payments, if any, are recognized pursuant to collaborative agreements upon the achievement of specified milestones.

   Non-refundable up-front payments received in connection with research and development collaboration agreements are deferred and recognized on a straight-line basis over the relevant periods in the agreement, generally the research term.

   Research and Development

   Research and development costs are expensed as incurred.

   Use of Estimates

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Stock Based Compensation

   In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense for stock options granted at fair market value. Note 8 to the consolidated financial statements contains a summary of the pro-forma effects to reported net loss and loss per share for 1997, 1998 and 1999 as if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

   Net Loss Per Share

   Basic and diluted earnings per share is calculated in accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 128, Earnings per Share. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.

   Impact of Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on Medarex's rights or obligations under the applicable derivative contract. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As the Company does not currently engage in derivatives or hedging transactions, SFAS 133 is not expected to have an impact on the Company's consolidated results of operations, financial position or cash flows.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999
                   (Dollars in thousands, except share data)

3. Available for Sale Investments

   Available for sale investments consist of the following as of December 31:

                                      1998                          1999
                         ------------------------------ -----------------------------
                                 Unrealized  Estimated          Unrealized Estimated
                          Cost   Gain (Loss) Fair Value  Cost     (Loss)   Fair Value
                         ------- ----------- ---------- ------- ---------- ----------
Money market funds
 (included in cash and
 cash equivalents)...... $   533    $ --      $   533   $ 1,241   $ --      $ 1,241
US Treasury
 Obligations............  15,951      (21)     15,930     6,824    (278)      6,546
US Corporate Debt
 Securities.............  14,184       88      14,272     9,520    (285)      9,235
US Stock Funds..........      51      --           51       --      --          --
                         -------    -----     -------   -------   -----     -------
                         $30,719    $  67     $30,786   $17,585   $(563)    $17,022
                         =======    =====     =======   =======   =====     =======

   The Company's available for sale investments have the following maturities at December 31, 1999:

   Due in one year or less.............................................. $6,229
   Due after one year, less than five years.............................  4,580
   Due after five years.................................................  6,213

4. Leases

   The Company leases laboratory, production and office space in New Jersey and California. These leases expire on various dates between December 2001 and November 2004. The Company incurred rent expense of $2,063 in 1997, $2,096 in 1998 and $2,768 in 1999.

   The Company has secured a bank letter of credit pursuant to the requirements of its Annandale, New Jersey lease. This letter of credit in the amount of $1,300 is fully cash collateralized and the cash is categorized as segregated cash in the balance sheet.

   Future minimum lease commitments are as follows:

   2000.................................................................. $1,900
   2001..................................................................  1,900
   2002..................................................................  1,530
   2003..................................................................  1,288
   2004..................................................................    287
   Remainder.............................................................    --
                                                                          ------
                                                                          $6,905
                                                                          ======

                         MEDAREX, INC. AND SUBSIDIARIES

                        December 31, 1997, 1998 and 1999
                   (Dollars in thousands, except share data)

5. Taxes

   Income tax expense is determined using the liability method.

   The provision (benefit) for income taxes is as follows:

                                                                 Year ended
                                                                 December 31
                                                              -----------------
                                                              1997 1998  1999
                                                              ---- ---- -------
   Federal
     Current................................................. $--  $341 $   --
     Deferred................................................  --   --      --
                                                              ---- ---- -------
     Total federal...........................................  --   341     --
   State
     Current.................................................  --   --     (522)
     Deferred................................................  --   --      --
                                                              ---- ---- -------
     Total state.............................................  --   --     (522)
   Foreign
     Current.................................................  --   --    1,200
     Deferred................................................  --   --   (1,200)
                                                              ---- ---- -------
     Total foreign...........................................  --   --      --
                                                              ---- ---- -------
       Total................................................. $--  $341 $  (522)
                                                              ==== ==== =======

   The current state tax benefit in 1999 includes $1,434 attributable to the Company's sale of certain state net operating loss and credit carryforwards. The current and deferred foreign tax provisions for 1999 relate to foreign withholding tax on deferred revenue.

   A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal income rate of 34% to income before provision (benefit) for income tax is as follows:

                                                     Year ended December 31
                                                    --------------------------
                                                      1997     1998     1999
                                                    --------  -------  -------
   Computed at statutory rate...................... $(18,828) $(7,547) $(5,968)
   State income taxes, net of federal tax effect...       --       --     (338)
   Loss of foreign subsidiary......................      206      217      346
   Permanent items related to the acquisition of
    subsidiaries, the write off of technology and
    investment in foreign joint venture............   12,545       --    2,550
   Other...........................................        8      346       33
   Federal deferred tax valuation reserve..........    6,069    7,325    2,855
                                                    --------  -------  -------
                                                    $     --  $   341  $  (522)
                                                    ========  =======  =======

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999
                   (Dollars in thousands, except share data)

   The components of net deferred tax consist of the following as of December
31:

                                                               1998      1999
                                                             --------  --------
   Deferred tax assets:
     Net operating loss carryforwards....................... $ 26,732  $ 24,796
     Foreign withholding tax................................       --     1,200
     R&D capitalized for tax purposes.......................    4,148     4,148
     Deferred revenue.......................................       --     4,793
     Research credits.......................................    3,435     2,912
     Other..................................................      112       199
                                                             --------  --------
                                                               34,427    38,048
     Deferred tax asset valuation reserve...................  (34,427)  (36,369)
                                                             --------  --------
                                                                   --     1,679
                                                             --------  --------
   Net deferred tax liabilities--other......................       --       479
                                                             --------  --------
   Net deferred tax assets.................................. $     --  $  1,200
                                                             ========  ========

   At December 31, 1999, the Company had federal net operating loss ("NOL") carryforwards of approximately $58,931. The NOL carryforwards for the Company expire in 2002 ($45), 2003 ($196), 2004 ($524), 2006 ($863), 2007 ($3,985),
2008 ($5,533), 2009 ($7,592), 2010 ($6,395), 2011 ($7,028), 2012 ($9,642) and
2018 ($17,128). The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred, but believes that it is very likely that such a change occurred during 1996, 1997 or 1998. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company's capital during a specified period prior to the change, and a published interest rate. Due to uncertainty as to the existence and date of an ownership change during 1996, 1997 or 1998 the Company has not determined the amount of the potential limitation. Any such material limitation could have a significant impact on the Company's ability to use its NOL carryforwards.

   The Company had federal research tax credit carryforwards at December 31, 1999 of approximately $1,676 which expire between 2005 and 2019. If an ownership change under Section 382 occurred during 1996, 1997 or 1998 the use of these carryforwards also would be subject to limitation.

   At December 31, 1999, the Company has state NOL and research credit carryforwards of approximately $47,936 and $786, respectively, that expire between 2002 and 2006.

   As a result of the acquisition of HBI (See Note 14), the Company had additional federal NOL carryforwards at December 31, 1999 of approximately $7,481. The NOL carryforwards expire as follows: 2001 ($145), 2002 ($900), 2003 ($1,038), 2005 ($295), 2006 ($783), 2007 ($666), 2008 ($781), 2009
($114), 2013 ($74), and 2018 ($2,685). Also related to this acquisition, the Company had research credit carryforwards of approximately $672 which expire between 2005 and 2010. The use of the NOL and credit carryforwards is subject to an annual limitation under Section 382. The Company has not determined the amount of the limitation.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999
                   (Dollars in thousands, except share data)

6. Balance Sheet Detail

   Prepaid expenses and other current assets consist of the following as of December 31:

                                                                  1998    1999
                                                                 ------- ------
   Payroll taxes receivable--employees.......................... $    -- $1,889
   Other........................................................   1,796  2,457
                                                                 ------- ------
                                                                 $ 1,796 $4,346
                                                                 ======= ======

   Accrued liabilities consist of the following as of December 31:

                                                                   1998   1999
                                                                  ------ ------
   Accrued compensation.......................................... $1,009 $1,220
   Accrued payroll taxes.........................................      2  1,911
   Accrued taxes.................................................     --    912
   Accrued clinical trials expense...............................    981    287
   Accrued professional fees.....................................    263    376
   Accrued rent..................................................     23     18
   Accrued license fees..........................................  1,540     --
   Accrued acquisition...........................................    334     --
   Other.........................................................    715    409
                                                                  ------ ------
                                                                  $4,867 $5,133
                                                                  ====== ======

7. Shareholders' Equity

   On February 28, 1997, the Company completed its acquisition of HBI. The purchase price consisted of 1,026,245 shares of Medarex common stock (valued at $7.375 per share), the assumption of HBI's outstanding options and warrants, the assumption of certain liabilities in excess of assets acquired and transaction costs.

   On October 21, 1997, the Company consummated the acquisition of GenPharm (the "Merger") resulting in GenPharm becoming a wholly-owned subsidiary of the Company. Pursuant to the Merger, the Company was obligated to issue shares of its Common Stock having a value of up to $62,725 (the "Purchase Price"), subject to adjustment, in exchange for all of the outstanding shares of GenPharm capital stock. During 1997 the Company issued 3,250,000 shares of its Common Stock as payment of $17,794 of the Purchase Price (See Note 14). The amount of the Purchase Price was subsequently reduced by approximately $518 as a result of certain adjustments provided for under the terms of the Merger.

   On August 4, 1998, certain of the former GenPharm stockholders assigned their rights (the "Rights") to receive $25,123 of the remaining balance of the Purchase Price to BCC Acquisition I LLC ("BCC"), a limited liability company formed between The Bay City Capital Fund I, L.P., an affiliate of Bay City Capital LLC and various affiliates of BCC. As part of this transaction, the Company issued 3,721,877 shares of Common Stock and warrants to purchase 454,796 shares of Common Stock at an exercise price of $10.00 per share exercisable over a period of seven (7) years to BCC in exchange for such Rights. On September 1, 1998, the Company prepaid the remaining balance of the Purchase Price owed to the GenPharm stockholders ($19,290) by issuing 3,829,315 shares of Common Stock, valued at $5.04 per share.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999
                   (Dollars in thousands, except share data)

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

   In December 1998, Novartis made a $2,000 equity purchase for 511,509 shares of the Company's common stock. This payment represents the first disbursement by Novartis pursuant to a license agreement for the rights to use the HuMAb-Mouse technology. Of this amount, $1,800 is included in equity and $200 is being amortized into contract revenue as Novartis evaluates the initial HuMAb-Mouse target. In November 1999, Novartis made a $1,000 equity purchase of 123,001 shares of the Company's common stock. This payment represents the second disbursement by Novartis pursuant to a license agreement for the rights to use the HuMAb-Mouse technology. Of this amount, $900 is included in equity and $100 is being amortized into contract revenue as Novartis evaluates additional HuMAb-Mouse targets.

8. Stock Options

   The Company has ten (10) Stock Option Plans (the "Plans"). The purchase price of stock options under the Plans is determined by the Stock Option Committee of the Board of Directors of the Company (the "Committee") but cannot be less than 100% of the fair market value of the stock on the date of grant. The term is fixed by the Committee, but no incentive stock option is exercisable after 10 years from the date of grant. As a result of the 1997 HBI acquisition, outstanding HBI options were converted to 187,471 Medarex options. At December 31, 1999, a total of 7,275 shares were available for future grants under the Plans.

   In accordance with the terms of the Company's 1999 Stock Option Plan, on November 1, 1999, five of the Company's employees were granted a total of 100,200 shares of restricted common stock. Under the terms of each restricted stock agreement, the shares of restricted stock could not be sold, assigned, pledged or transferred until the date on which the last reported sales price of the Company's common stock as reported on the Nasdaq Stock Market equaled or exceeded $17.00 per share for any 10 trading days out of any 20 consecutive trading days. The Company's common stock closed at or above $17.00 per share 10 days between December 3, 1999 and December 17, 1999, therefore the restriction on these shares lapsed on December 17, 1999 on which date the closing price was $22.75 per share. The Company has recorded compensation expense of $2,279 in its statement of operations for the year ended December 31, 1999 related to these restricted stock grants.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999
                   (Dollars in thousands, except share data)

   A summary of the Company's stock option activity and related information for the years ended December 31, 1997, 1998 and 1999 follows:

                                 1997                1998                1999
                          ------------------- ------------------- --------------------
                                     Weighted            Weighted             Weighted
                           Common    Average   Common    Average    Common    Average
                            Stock    Exercise   Stock    Exercise   Stock     Exercise
                           Options    Price    Options    Price    Options     Price
                          ---------  -------- ---------  -------- ----------  --------
Outstanding at beginning
 of year................  1,808,600   $3.62   2,634,452   $4.20    2,790,927   $4.17
  Granted...............    861,671    5.44     218,425    3.53      949,450    6.29
  Exercised.............    (32,469)  (4.47)    (29,850)  (1.27)  (1,056,165)  (2.11)
  Canceled..............     (3,350)  (9.20)    (32,100)  (5.15)     (93,580)  (5.83)
                          ---------           ---------           ----------
Outstanding at end of
 year...................  2,634,452    4.20   2,790,927    4.17    2,590,632    5.73
                          =========           =========           ==========
Exercisable at end of
 year...................  1,953,522           2,576,602            1,641,182
                          =========           =========           ==========
Weighted average fair
 value of
 options granted during
 the year...............              $2.31               $2.14                $4.68

   Stock options outstanding at December 31, 1999 are summarized as follows:

                                              Weighted Average
         Range of      Outstanding Options at    Remaining     Weighted Average
      Exercise Price     December 31, 1999    Contractual Life  Exercise Price
      --------------   ---------------------- ---------------- ----------------
      $1.00 to $4.00           250,750              8.83            $ 3.20
      $4.00 to $6.44         1,053,025              7.13            $ 4.96
      $6.44 to $7.18           878,350              9.03            $ 6.79
      $3.09 to $54.95           82,757              5.33            $10.15
      $7.20 to $11.19          325,750              6.26            $ 8.24
                             ---------
                             2,590,632
                             =========

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

                                                    1997      1998      1999
                                                  --------  --------  --------
   Net loss--as reported......................... $(55,377) $(22,537) $(17,031)
   Net loss--pro-forma........................... $(56,821) $(23,945) $(18,388)
   Loss per share--as reported................... $  (2.93) $   (.89) $   (.53)
   Loss per share--pro-forma..................... $  (3.01) $   (.94) $   (.58)

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999
                   (Dollars in thousands, except share data)

   The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                          1997    1998    1999
                                                         ------- ------- -------
   Expected dividend yield..............................      0%      0%      0%
   Expected stock price volatility......................   59.0%   68.8%   99.8%
   Risk-free interest rate..............................    5.8%    4.6%    5.5%
   Expected life of options............................. 5 years 5 years 5 years

9. Executive Deferred Compensation Plan

   Effective March 31, 1999 the Company instituted an executive deferred compensation plan to permit certain individuals to defer the gain on the exercise of stock options to a specified future period. In June 1999, six individuals deferred the gain on the exercise of options to purchase 602,500 shares of the Company's common stock which is included as treasury stock in the Company's December 31, 1999 consolidated balance sheet. The Company's executive deferred compensation plan does not permit diversification and must be settled by the delivery of 590,521 shares of the Company's stock on September 7, 2002. Accordingly, changes in the fair value of the amount owed to the individuals are not recognized.

10. Warrants

   On July 1, 1994, pursuant to a secondary offering, the underwriter was issued warrants ("New Warrants"), to purchase 100,000 shares of Common Stock. Under the terms of the New Warrants, each New Warrant holder is entitled to purchase one share of Common Stock at a price of $4.50 per share commencing July 1, 1995 until June 30, 1999. In 1999, 28,590 warrants were exercised and 71,410 warrants expired on June 30, 1999.

   On February 28, 1997, the Company completed its acquisition of HBI (see note 14). As a result of this purchase, the Company assumed HBI outstanding warrants which were convertible into 822,924 shares of Common Stock at $51.54 per share. These warrants expired on June 30, 1998.

   On October 21, 1997, the Company acquired GenPharm (see note 14). As a result of this purchase, the Company assumed GenPharm's outstanding warrants which, when converted, can purchase 25,000 shares of Common Stock at $6.00 per share. These warrants expired on June 30, 1999.

   On August 4, 1998, certain of the former GenPharm stockholders assigned their rights to receive $25,123 of the remaining balance of the purchase price to BCC. As part of this transaction, the Company issued to BCC warrants to purchase 454,796 shares of Common Stock at an exercise price of $10.00 per share exercisable over a period of seven (7) years.

11. Research and Development Agreements

   On April 26, 1996, the Company announced that it had entered into a collaborative arrangement with Aventis Behring, a Delaware limited liability company formed through a joint venture of Hoechst AG and Rhne-Poulenc Rorer, Inc., to develop and market MDX-33. This collaboration provides for the joint development of MDX-33 by the Company and Aventis Behring. Subject to the terms of the arrangement, the Company is primarily responsible for product development, clinical testing through Phase II trials and the manufacture of all products used in clinical trials. Aventis Behring will be primarily responsible for the payment of all expenses

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999
                   (Dollars in thousands, except share data)

associated with Phase I and Phase II clinical trials of MDX-33 to be conducted by the Company, up to a maximum of $20,000. If such trials are successfully completed, Aventis Behring will be primarily responsible for Phase III clinical trials, regulatory approvals, product commercialization and the costs associated therewith. In addition, under the terms of the arrangement, Aventis Behring paid to the Company an up-front fee of $1,000 which is included in contract and license revenue and will pay research and development funding of $900 over three years. Aventis Behring may also provide the Company with up to $10,000 of additional funding upon the achievement of certain milestones. During 1997, the Company recognized $1,043 in contract revenue from Aventis Behring. In 1998 and 1999 the Company recognized $1,339 and $353 in contract revenue from Aventis Behring.

   Under the terms of the arrangement, Aventis Behring has an option (the "Option") to purchase shares of Common Stock of the Company in an amount equal to $2,000, at a premium over the market price for the Common Stock on the Nasdaq National Market for the three day period commencing one business day prior to the Company's public announcement that certain milestones have been achieved, subject to a maximum of 20% of the shares of the Common Stock or voting power outstanding prior to such issuance. If such milestones have been achieved and Aventis Behring does not elect to exercise the Option, then Aventis Behring will be required to pay $2,000 in cash to the Company.

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

   The Company has reached an understanding with Santen regarding certain modifications to the Santen License whereby the Company will obtain, among other things, revisions in the manufacturing and royalty provisions as well as an option, subject to certain rights of Santen, to reacquire commercial rights to the MDX-RA product for the Japanese market. In return, the Company allowed Santen to issue a contingent note in the amount of $1,000 for the milestone payment which was originally due in January 1998 relating to the initiation of Phase III clinical trials of MDX-RA in the United States. In November 1998, the Phase III clinical trial for

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999
                   (Dollars in thousands, except share data)

MDX-RA was suspended by the trial safety committee after 565 patients had been treated. The reason for the suspension was the occurrence of serious adverse events ("SAEs") in seven (7) placebo treated patients and six (6) patients given active drug. The Company is currently analyzing the SAE's and product formulation to try to determine the cause of the SAE's. As a result of the suspension of the Phase III clinical trial of MDX-RA, the Company and Santen are discussing the status of this collaboration. All payment obligations by Santen have been suspended until completion of the Phase III clinical trials of MDX-RA in the United States.

   The Company holds a non-exclusive license from Sanofi, S.A., ("Sanofi") a French pharmaceutical company, to use its patented method for conjugating antibodies involving the particular toxin and linker used by the Company in the manufacture of MDX-RA. A royalty of $1.00 per treatment unit of MDX-RA is payable to Sanofi for sales in countries where Sanofi has patent rights until royalties of $1 million are paid, after which the royalty rate is reduced to $.75 per treatment unit. The license provides for minimum annual royalties of $138 for 1996 and thereafter, with the last payment due in March 1999. During 1997, 1998 and 1999, the Company paid a minimum fee of $115, $138 and $103, respectively.

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

   In February 1997, GenPharm entered into a Research and Commercialization Agreement with Centocor. This agreement provides Centocor with a research license in return for annual license fees. Further, Centocor was granted an option to obtain exclusive worldwide marketing and manufacturing rights to any antibodies which are developed under the terms of the agreement contingent upon Centocor making equity investments in GenPharm (now the Company). Under the terms of the agreement, in October 1998, Centocor exercised its option by making a $4,000 equity purchase and received 900,340 shares of Medarex's Common Stock. The agreement provides for benchmark payments on the achievement of certain milestones and royalty payments on product sales. In 1999, the Company received a $4,000 milestone payment from Centocor.

   In August 1998, the Company announced that it had received a $1,200 milestone payment from Merck KGaA in exchange for 192,000 shares of Medarex Common Stock. The milestone payment was triggered by clinical development progress of MDX-447, an anti-cancer treatment developed jointly by Merck KGaA and Medarex. In December 1998, Merck KGaA obtained an option to expand its collaboration with Medarex for the anti-cancer bispecific antibody, MDX-447. Merck KGaA obtained the exclusive option to negotiate for worldwide licensing rights, with Medarex retaining United States rights, in return for an option fee of $1,500, which was recognized in contract revenue in 1999, and Merck's agreement to pay fully for Phase II clinical trials of MDX-447. Merck KGaA currently has exclusive marketing rights in Europe. Medarex retains U.S. rights and the two companies share the rest of the world.

   In February of 1998, the Company entered into a collaboration with Schering AG, Germany, in which Medarex will use its HuMAb-Mouse technology to produce fully human antibodies to a proprietary antigen for Schering AG. Medarex could receive research and development payments, a license fee, milestone payments and royalty payments on future product sales by Schering AG.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999
                   (Dollars in thousands, except share data)

   In May 1998, the Company entered into an antibody development agreement with EluSys Therapeutics, a privately held biotechnology company. Under this new research collaboration and license agreement, EluSys Therapeutics will employ Medarex's HuMAb-Mouse technology to produce a fully human antibody for use as part of a platform technology that has the potential to treat numerous infectious diseases. Medarex could receive license fees, milestone payments and pre-clinical and clinical manufacturing payments plus royalty payments on future product sales by EluSys Therapeutics. In addition, Medarex and EluSys Therapeutics will collaborate to develop a second human antibody that will be shared by both companies.

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

   In December 1998, the Company and Novartis entered into a global licensing arrangement involving Medarex's HuMAb-Mouse technology. Under the terms of the agreement, Novartis obtains the rights to use the HuMAb-Mouse technology throughout the entire Novartis organization for an unlimited number of targets for up to ten years. Under the terms of the arrangement, Novartis made an initial equity investment in the Company by purchasing 511,509 shares of Common Stock of $2,000 at a purchase price of $3.91 per share, a premium to the market price on the day of the transaction. An additional $1,000 equity investment will be made on the first anniversary of the agreement. A further $3,000 in equity purchases may be made after the initial five year term of the agreement. In addition, the Company could receive license fees, milestone payments and royalties on sales of products made utilizing the HuMAb-Mouse technology.

   In December 1999, Medarex entered into a strategic alliance with Kirin Brewery Co., Ltd., providing for the global commercialization of technology for creating fully human monoclonal antibodies. Under the terms of this alliance, Kirin paid Medarex $12,000 in up-front fees in December of 1999, plus certain additional payments over the term of the alliance. The $12,000 will be recognized as revenue by the Company on a semi-annual basis during 2000 and 2001 as the required work is performed. In addition, Kirin was designated as the exclusive distributor of the Company's HuMAb-Mouse technology in Asia, and Medarex was designated as the exclusive distributor of Kirin's Transchromosomic Mouse outside of Asia. In addition Medarex will exchange broad licenses with Kirin, subject to milestone and royalty payments, for in-house use of each other's technology for the development of human antibody therapeutic products. Medarex will also initiate a research collaboration

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999
                   (Dollars in thousands, except share data)

with Kirin to develop a novel approach to the creation of fully human antibodies by combining proprietary technologies.

   The Company spent $14,100, $23,122 and $19,929 during the years ended December 31, 1997, 1998 and 1999, respectively, on activities relating to development of new products, services or techniques or the improvement of existing products, services or techniques. In 1997, approximately 7% of the Company's research and development was funded by Aventis Behring and in 1997 6% was funded by Santen. In 1998, 6% was funded by Aventis Behring, 4% by Santen and 3% was funded by both Merck KGaA and Eisai. In 1999, 20% was funded by Centocor, 15% by Merck KGaA and 3% was funded by Genmab.

12. Related Party Transactions

   In March 1999, the Company and BankInvest Biomedical Development Venture Fund formed Genmab, a new Danish company established to develop and commercialize a portfolio of fully human antibodies derived from the Company's HuMAb-Mouse technology.

   Genmab received funding of approximately $7,500; BankInvest VF was the lead investor with A/S Dansk Erhvevsinvestering and others as co-investors. The Company elected to accept a 45% equity ownership stake in Genmab in place of milestone payments and royalties. Genmab will focus primarily on developing several products to treat inflammatory conditions, such as rheumatoid arthritis and psoriasis, and has received licenses to certain of the Company's rights to MDX-CD4, a fully human antibody in Phase I/II clinical trials for the treatment of rheumatoid arthritis. Upon formation, the Company's Senior Vice President of Business Development received approximately 2% of the equity of Genmab. The Company recognized approximately $630 of revenue from Genmab during 1999.

13. Commitments and contingences

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

   In the ordinary course of our business, the Company is at times subject to various legal proceedings. The Company does not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

14. Acquisitions

   On February 28, 1997, the Company completed its acquisition of HBI, a biotechnology company located in Houston, Texas. HBI is involved in the development of monoclonal antibodies and other biopharmaceutical products to prevent secondary cataracts and to treat glaucoma and other disorders that impair or destroy human vision. The purchase price consisted of 1,026,245 shares of Medarex common stock (valued at $7.375 per share),

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999
                   (Dollars in thousands, except share data)

the assumption of HBI's outstanding options and warrants (valued at $550), the assumption of certain liabilities in excess of tangible assets acquired of $879, forgiveness of indebtedness of $750 and transaction and other costs of approximately $638. The transaction was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities assumed have been recorded at their estimated fair market values at the date of acquisition. Since technological feasibility of the in-process research and development costs have not yet been established and the technology had no alternative future use at the acquisition date, the in-process research and development costs of $10,386 were immediately written-off and included in the results of operations as a non-recurring charge for the year ended December 31, 1997.

   On October 21, 1997, the Company acquired all of the assets and liabilities of GenPharm, a privately held biopharmaceutical company located in Palo Alto, California. GenPharm is engaged in the development of transgenic mice for the creation of fully human monoclonal antibodies. The Company agreed to pay GenPharm shareholders up to $62,725 (the "Purchase Price"), payable in shares of the Company's Common Stock. The Purchase Price was subsequently reduced by approximately $518 pursuant to certain adjustments provided for in the Merger. The transaction was treated as a purchase for accounting purposes and since the technological feasibility of the in-process research and development costs have not yet been established and the technology had no alternative future use at the acquisition date, the in-process research and development costs were immediately written off and included in the results of operations as a non-recurring charge for the year ended December 31, 1997. In addition, in connection with the Merger, the Company agreed to pay a stock bonus to certain employees of GenPharm in an amount up to $2,275 payable in Common Stock. In January 1998, $1,188 of the stock bonus was paid through the issuance of 250,000 shares of the Company's Common Stock and in September of 1998, $1,085 was paid through the issuance of 144,942 shares of the Company's Common Stock and cash.

   During 1997, the Company issued 3,250,000 shares of its Common Stock as payment of $17,794 of the Purchase Price. On August 4, 1998, certain of the former GenPharm stockholders assigned their Rights to receive $25,123 of the remaining balance of the Purchase Price to BCC. As part of this transaction, the Company issued 3,721,877 shares of Common Stock and warrants to purchase 454,796 shares of Common Stock at an exercise price of $10.00 per share exercisable over a period of seven (7) years to BCC in exchange for such Rights. On September 1, 1998, the Company prepaid the remaining balance of the Purchase Price owed to the GenPharm stockholders ($19,290) by issuing 3,829,315 shares of Common Stock, valued at $5.04 per share.

   The results of operations for the HBI and GenPharm acquisitions are included in the statement of operations from the respective dates of acquisition.

   The pro-forma unaudited results of operations for the year ended December 31, 1997, assuming the acquisitions of HBI and GenPharm took place on January 1, 1997, are as follows:

   Total revenue..................................................... $  5,977
   Net loss..........................................................  (13,412)
   Basic and diluted net loss per share.............................. $   (.61)

   The pro-forma information for the year ended December 31, 1997 does not include cross license settlement income of $22,500, related litigation fees and expenses of $4,727, the write-off of in-process technology of $40,316 and $2,275 of stock bonus paid the GenPharm employees which are not expected to recur in the future. The pro-forma unaudited financial results are not necessarily indicative of the results of operations that would have occurred had the HBI and GenPharm acquisitions taken place at the beginning of the periods presented nor are they intended to be indicative of results that may occur in the future.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999
                   (Dollars in thousands, except share data)

15. Segment Information

   The Company is an integrated monoclonal antibody-based company with antibody discovery, development and manufacturing capabilities. The operations of the Company and its wholly-owned subsidiaries constitute one business segment.

   Revenue from customers representing 10% or more of total revenues for the years ended December 31, 1997, 1998 and 1999 is as follows:

   Customer                                                      1997  1998  1999
   --------                                                      ----  ----  ----
   Centocor..................................................... --      6%   40%
   Merck KGaA................................................... --     24%   31%
   Aventis Behring..............................................  23%   20%    4%
   Santen.......................................................  26%   13%  --
   Eisai........................................................  12%   11%  --

   No other single customer accounted for more than 10% of the Company's total revenues for the years ended December 31, 1997, 1998 and 1999, respectively.

16. Subsequent Events

   In January 2000, the Company entered into a non-binding letter of intent with Immuno-Designed Molecules, S.A. ("IDM") relating to the development of certain non-HuMab-Mouse antibody-based products. Under the terms of the letter of intent, Medarex is required to pay IDM $2,000 upon the execution of a definitive agreement. The Company has a 6% interest in IDM. This agreement provides for the Company to obtain additional equity in IDM, or a comparable interest in a new jointly owned entity, which will result in the Company having a 43% aggregate equity interest in such entity. Medarex is also required to purchase additional equity to fund up to an additional $5,000 in the event IDM does not obtain additional financing of at least $7,000 by December 31, 2000.

   On February 10, 2000, the Company entered into a binding letter of intent with Eos Biotechnology, Inc. ("Eos Biotechnology") for the establishment of a strategic alliance to develop and commercialize genomics-derived antibody therapeutics. Medarex will pay Eos Biotechnology $5,000 in cash by May 15, 2000, and has committed $20,000 which will be released to Eos Biotechnology over time upon their achievement of certain milestones. In addition, Medarex will have certain rights with respect to the manufacture of any product developed by the alliance as well as the right to become the exclusive licensee in Europe for certain products.The letter of intent will terminate by May 14, 2000 should Medarex not obtain at least $50,000 of additional financing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

   The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2000, which will be filed on or before April 14, 2000, and is incorporated herein by reference.

Item 11. Executive Compensation

   The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2000, which will be filed on or before April 14, 2000, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2000, which will be filed on or before April 14, 2000 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required herein will be incorporated in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2000, which will be filed on or before April 14, 2000, and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  Item
 Number
--------

(a).1.   Consolidated Financial Statements

         Report of Independent Auditors.

         Consolidated Balance Sheets as of December 31, 1998 and 1999.

         Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999.

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1998 and 1999.
         Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999.

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

  Item
 Number
--------
10.6(1) Exclusive License Agreement by and between Trustees of Dartmouth College and the Registrant, dated July 15, 1987.

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

    Item
   Number
 ---------
 10.23(1)   Agreement dated as of May 16, 1991 by and among Trustees of
            Dartmouth College and the Registrant relating to the assignment of certain patents and the modification of the Joint Venture
            Agreement.

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

 10.33(1)   Stock Purchase Plan.

 10.34(1)   Settlement Agreement by and between the Registrant and Fondation
            Nationale de Transfusion Sanguine, dated December 9, 1991

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

 10.39(5)   Amended and Restated 1987 Stock Option Plan.

 10.40(6)   Letter of Intent between Registrant and The Bayson Company dated
            March 16, 1992.

 10.41(6)   Form of Consulting Agreement between the Registrant and Paul M.
            Guyre, dated as of March 17, 1992.

    Item
   Number
 -----------

 10.42(6)    Form of Consulting Agreement between the Registrant and Edward
             Ball, dated as of March 17, 1992.
 10.43(6)    Form of Consulting Agreement between the Registrant and Michael W.
             Fanger, dated as of March 17, 1992.
 10.44(6)    Agreement In Principle dated as of July 10, 1992 between the
             Registrant and Dr. Daniel Beck of Centre Hospitalier Universiter
             Vaudrois.
 10.45(6)    Agreement In Principle dated as of July 23, 1992 by and among
             Institut Curie, Immuno-Designed Molecules, SARL and the
             Registrant.
 10.46(7)    Underwriting Agreement by and between the Registrant and
             Rosenkrantz Lyon & Ross Incorporated as Representative of the
             Several Underwriters, dated June 20, 1991.
 10.47(9)    Placement Agent Agreement between the Registrant and Josephthal
             Lyon & Ross Incorporated, dated as of November 13, 1992.
 10.48(9)    Placement Agent Warrant Agreement between the Registrant and
             Josephthal Lyon & Ross Incorporated, dated as of December 14,
             1992. Placement Agent Agreement between the Registrant and
             Josephthal Lyon & Ross Incorporated, dated as of December 17,
             1992.
 10.50(9)    Placement Agent Warrant Agreement between the Registrant and
             Josephthal Lyon & Ross Incorporated, dated as of December 18,
             1992.
 10.51(8)    1992 Employee Stock Option Plan.
 10.52(10)   Lease of Registrant's Laboratory Facility (Annandale, New Jersey).
 10.53(11)   Amendment to Lease of Registrant's Laboratory Facility (Annandale,
             New Jersey).
 10.54(11)   Employment Agreement by and between the Registrant and Yashwant M.
             Deo, dated as of July 8, 1993.
 10.55(12)   Financing Agreement dated as of December 1, 1993 by and among the
             Registrant, G. Musuri S.A. and IDM S.A.
 10.56(12)   Consulting Agreement dated February 10, 1994 by and between the
             Registrant and Dr. Julius A. Vida.
 10.57(13)** Letter of Intent dated March 30, 1994 between the Registrant and
             E. Merck.
 10.58(14)   Sublease of Registrant's Laboratory Facility (W. Lebanon, New
             Hampshire).
 10.59(14)   Sublease of Registrant's Executive Office (Princeton, New Jersey).
 10.60(15)   Sublease of the Company's New Hampshire Facility dated May 25,
             1994.
 10.61(9)    1995 Stock Option Plan.
 10.61A(17)  Amendment to the Financing and Option Agreement of December 1,
             1993 by and among the Registrant, G. Musuri S.A. and IDM S.A.
 10.62(9)    Stock Purchase Agreement dated May 16, 1995 between the Registrant and Novartis Inc.
 10.63(9)**  Development and Commercialization Agreement dated May 16, 1995 between the Registrant and Novartis Inc.
 10.64(9)    Registration Rights Agreement dated May 16, 1995 between the
             Registrant and Novartis Inc.
 10.65(13)   Letter to Josephthal Lyon & Ross Incorporated dated April 12,
             1996.
 10.66(20)   Convertible Note dated December 18, 1996 executed by Houston
             Biotechnology Incorporated in favor of the Registrant.
 10.67(21)   License Agreement effective December 18, 1996 between Houston
             Biotechnology Incorporated and the Registrant.
 10.68(22)   Escrow Agreement dated as of December 18, 1996 among Houston
             Biotechnology Incorporated, the Registrant and Satterlee Stephens
             Burke & Burke LLP, as escrow agent.

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

 10.78(30)** Development and Licensing Agreement between the Registrant and
             Centeon L.L.C. dated April 24, 1996.

 10.79(31)** Research and Licensing Agreement between the Registrant and Merck
             KGaA dated June 26, 1996.

 10.80(32)** Research and Commercialization Agreement dated February 11, 1998 between the Registrant and Schering AG.

 10.81(33)   Rights Exchange Agreement dated as of June 10, 1998 between the
             Registrant and BCC Acquisition I LLC, together with the exhibits thereto.

 10.82(34)** Evaluation Research and Commercialization Agreement effective as of November 6, 1998 between GenPharm International, Inc. and
             Novartis Pharma AG.

 10.83(35)** Stock Purchase Agreement dated as of November 6, 1998 between the
             Registrant and Novartis Pharma AG.

 10.84(36)** Shareholders Agreement dated February 25, 1999 among Medarex,
             Inc., GenPharm International, Inc., BankInvest, BI Asset
             Management Fondsmaeglerselskab A/S and certain other investors.

 10.85(37)** Evaluation and Commercialization Agreement dated as of February
             25, 1999 among Medarex, Inc., GenPharm International, Inc. and
             Genmab.

 10.86(30)   Medarex, Inc. Executive Deferred Savings Plan.

 10.87(39)   Agreement of Lease dated July 7, 1999 between McCarthy Associates
             Limited and the Registrant.

 10.88(40)   Medarex, Inc. 1997 Stock Option Plan.


    Item
   Number
 -----------

 10.89(41)   Medarex, Inc. 1999 Stock Option Plan.

 10.90(42)   Lease Agreement dated August 9, 1999 between The Hunterdon Group and the Registrant.

 10.91(43)*  Evaluation and Commercialization Agreement effective as of May 4,
             1998 between the Registrant and ErythroMed, Inc. (which subsequently changed its name to EluSys Therepeutics Inc.)

 10.92(44)*  Research and Commercialization Agreement dated as of July 9, 1998 between GenPharm International, Inc. ("GenPharm"), a wholly-owned subsidiary of the Registrant, the Registrant and Fibrogen Inc. and its wholly-owned subsidiary, FibroPharma, Inc.

 10.93(45)*  Evaluation, Research and Commercialization Agreement effective as of January 11, 1999 among GenPharm, the Registrant and Immunex
             Corporation, a Washington corporation.

 10.94(46)*  Amendment No. 1 effective January 1999 to the Research and
             Commercialization Agreement dated as of February 9, 1998 among
             Schering AG, GenPharm and the Registrant.

 10.95(47)*  Evaluation and Commercialization Agreement effective as of
             February 24, 1999 between the Registrant and Leukosite, Inc.

 10.96(48)*  Collaboration and License Agreement dated as of March 29, 1999 between NeXstar Pharmaceuticals, Inc. and the Registrant.

 10.97(49)*  Research and Commercialization Agreement dated as of August 2,
             1999 between GenPharm and EOS Biotechnology, Inc.

 10.98(50)*  Research and Commercialization Agreement effective as of September
             21, 1999 among the Registrant, GenPharm and Amgen Inc.

 10.99(51)*  Agreement dated December 21, 1999 among the Registrant, GenPharm, and Immuno-Designed Molecules S.A.

 10.100(52)* Agreement on Essential Terms for Collaboration effective as of
             December 27, 1999 among the Registrant, GenPharm and Kirin Brewery
             Co., Ltd.

 10.101(53)* Binding Letter of Intent dated January 3, 2000 among the
             Registrant, GenPharm and Scil Biomedicals GmbH.

 10.102(54)* Binding Letter of Intent dated February 10, 2000 among the
             Registrant and Eos Biotechnology, Inc.

 21          Subsidiaries of the Registrant.

 23.1        Consent of Ernst & Young LLP.

 27          Financial Data Schedule

--------
(1) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-39956) filed on April 12, 1991.
(2) Incorporated by reference to the identically numbered exhibit to the Registrant's Current Report on Form 8-K dated December 20, 1991.

  (3) Incorporated by reference to exhibit number 10.33 to the Registrant's
      Current Report on Form 8-K dated August 9, 1991.
  (4) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K filed on March 6, 1992.
  (5) Incorporated by reference to exhibit number 4 to the Registrant's
      Registration Statement on Form S-8 (File No. 33-44276) filed on November
      29, 1991.
  (6) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-46509) filed on March 18, 1992.
  (7) Incorporated by reference to the exhibit number 1.1 to the Registrant's
      Registration Statement on Form S-1 (File No. 33-39956) filed on April 12,
      1991.
  (8) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K filed on March 15, 1993.
  (9) Incorporated by reference to the identically numbered exhibit to the Registrant's Post-Effective Amendment No. 5 to Registration Statement on
      Form S-1 (File No. 33-57366) filed on September 15, 1995.
 (10) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q filed on May 14, 1993.
 (11) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q filed on August 16, 1993.
 (12) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K filed on February 15, 1994.
 (13) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-75324) filed on June 28, 1994.
 (14) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q filed on May 13, 1994.
 (15) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1994.
 (16) Incorporated by reference to the identically numbered exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-98244) filed on July 26, 1995.
 (17) Incorporated by reference to the identically numbered exhibits to the Registrant's Quarterly Report on Form 10-Q filed on May 11, 1995.
 (18) Incorporated by reference to Exhibit 2.1 of the Registrant's Registration
      Statement on Form S-4 (File No. 333-20119) filed on January 22, 1997.
 (19) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-4 (File No. 333-20119) filed on January 22, 1997.
 (20) Incorporated by reference to Exhibit Number 99.2 to the Registrant's
      Current Report on Form 8-K filed on January 2, 1997.
 (21) Incorporated by reference to Exhibit Number 99.3 to the Registrant's
      Current Report on Form 8-K filed on January 2, 1997.
 (22) Incorporated by reference to Exhibit Number 99.4 to the Registrant's
      Current Report on Form 8-K filed on January 2, 1997.
 (23) Incorporated by reference to Exhibit Number 10.44 to Cell Genesys, Inc.'s
      Annual Report on Form 10-K/A filed on May 1, 1997.
 (24) Incorporated by reference to Exhibit Number 10.45 to Cell Genesys, Inc.'s
      Annual Report on Form 10-K/A filed on May 1, 1997.
 (25) Incorporated by reference to Exhibit Number 10.46 to Cell Genesys, Inc.'s
      Annual Report on Form 10-K/A filed on May 1, 1997.
 (26) Incorporated by reference to Exhibit Number 10.47 to Cell Genesys, Inc.'s
      Annual Report on Form 10-K/A filed on May 1, 1997.
 (27) Incorporated by reference to Exhibit Number 10.48 to Cell Genesys, Inc.'s
      Annual Report on Form 10-K/A filed on May 1, 1997.
 (28) Incorporated by reference to Exhibit Number 2.1 to the Registrant's
      Registration Statement on Form S-4 (No. 333-29953) filed on June 25,
      1997.

 (29) Incorporated by reference to identically numbered exhibit to the Registrant's current Report on Form 8-K filed on March 31, 1998.
 (30) Incorporated by reference to Exhibit Number 10.74 to the Registrant's current Report on Form 8-K filed on March 31, 1998.
 (31) Incorporated by reference to Exhibit Number 10.73 to the Registrant's current Report on Form 8-K filed on March 31, 1998.
 (32) Incorporated by reference to the identically numbered exhibits to the Registrant's Quarterly Report on Form 10-Q filed May 14, 1998.
 (33) Incorporated by reference to the identically numbered exhibit to the Registrant's Current Report on Form 8-K filed on June 15, 1998.
 (34) Incorporated by reference to Exhibit Number 10.1 to the Registrant's
      Current Report on Form 8-K filed on February 26, 1999.
 (35) Incorporated by reference to Exhibit Number 10.2 to the Registrant's
      Current Report on Form 8-K filed on February 26, 1999.
 (36) Incorporated by reference to Exhibit Number 10.80 to the Registrant's
      Current Report on Form 8-K filed on August 11, 1999.
 (37) Incorporated by reference to Exhibit Number 10.81 to the Registrant's
      Current Report on Form 8-K filed on August 11, 1999.
 (38) Incorporated by reference to Exhibit Number 10.82 to the Registrant's
      Quarterly Report on Form 10-Q filed on August 13, 1999.
 (39) Incorporated by reference to Exhibit Number 10.83 to the Registrant's
      Quarterly Report on Form 10-Q filed on August 13, 1999.
 (40) Incorporated by reference to Exhibit Number 10.84 to the Registrant's
      Quarterly Report on Form 10-Q filed on August 13, 1999.
 (41) Incorporated by reference to Exhibit Number 10.85 to the Registrant's
      Quarterly Report on Form 10-Q filed on August 13, 1999.
 (42) Incorporated by reference to Exhibit Number 10.86 to the Registrant's
      Quarterly Report on Form 10-Q filed on November 11, 1999.
 (43) Incorporated by reference to Exhibit Number 10.1 to the Registrant's
      Current Report on Form 8-K filed on January 26, 2000.
 (44) Incorporated by reference to Exhibit Number 10.2 to the Registrant's
      Current Report on Form 8-K filed on January 26, 2000.
 (45) Incorporated by reference to Exhibit Number 10.3 to the Registrant's
      Current Report on Form 8-K filed on January 26, 2000.
 (46) Incorporated by reference to Exhibit Number 10.4 to the Registrant's
      Current Report on Form 8-K filed on January 26, 2000.
 (47) Incorporated by reference to Exhibit Number 10.5 to the Registrant's
      Current Report on Form 8-K filed on January 26, 2000.
 (48) Incorporated by reference to Exhibit Number 10.6 to the Registrant's
      Current Report on Form 8-K filed on January 26, 2000.
 (49) Incorporated by reference to Exhibit Number 10.7 to the Registrant's
      Current Report on Form 8-K filed on January 26, 2000.
 (50) Incorporated by reference to Exhibit Number 10.8 to the Registrant's
      Current Report on Form 8-K filed on January 26, 2000.
 (51) Incorporated by reference to Exhibit Number 10.9 to the Registrant's
      Current Report on Form 8-K filed on January 26, 2000.
 (52) Incorporated by reference to Exhibit Number 10.10 to the Registrant's
      Current Report on Form 8-K filed on January 26, 2000.
 (53) Incorporated by reference to Exhibit Number 10.11 to the Registrant's
      Current Report on Form 8-K filed on January 26, 2000.
 (54) Incorporated by reference to Exhibit Number 10.1 to the Registrant's
      Current Report on Form 8-K filed on February 14, 2000.

--------
 *Confidential treatment has been requested with respect to specified portions of this exhibit.

**Confidential treatment has been granted with respect to specified portions of this exhibit.

(b) Reports on Form 8-K

   None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2000.

                                          Medarex, Inc.

                                          By:   /s/ Donald L. Drakeman
                                             ----------------------------------
                                             Donald L. Drakeman
                                             President and Chief Executive
                                             Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

                 Signature                            Title                  Date
                 ---------                            -----                  ----

          /s/ Donald L. Drakeman            Director, President and      February 12,
___________________________________________  Chief Executive Officer         2000
            Donald L. Drakeman               (Principal Executive
                                             Officer, and Director)

         /s/ Michael A. Appelbaum           Director, Executive Vice     February 12,
___________________________________________  President and Chief             2000
           Michael A. Appelbaum              Financial Officer
                                             (Principal Financial
                                             Officer, Accounting
                                             Officer and Director)

             /s/ Irwin Lerner               Chairman of the Board        February 12,
___________________________________________  (Director)                      2000
               Irwin Lerner

           /s/ Michael W. Fanger            Director                     February 12,
___________________________________________                                  2000
             Michael W. Fanger

            /s/ Robert Iggulden             Director                     February 12,
___________________________________________                                  2000
              Robert Iggulden

           /s/ Charles Schaller             Director                     February 12,
___________________________________________                                  2000
             Charles Schaller

        /s/ W. Leigh Thompson, Jr.          Director                     February 12,
___________________________________________                                  2000
          W. Leigh Thompson, Jr.

            /s/ Julius A. Vida              Director                     February 12,
___________________________________________                                  2000
              Julius A. Vida

            /s/ Fred B. Craves              Director                     February 12,
___________________________________________                                  2000
              Fred B. Craves
