Form 10-Q
period 2000-03-31
MEDAREX INC
filed 2000-05-15
CIK 874255

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934



For quarter ended March 31, 2000          Commission File No. 0-19312
                  --------------                              -------


                                 MEDAREX, INC.
                                 -------------
            (Exact name of registrant as specified in its charter.)

New Jersey                                        22-2822175
----------                                        ----------
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                   Identification No.)

707 State Road #206, Princeton, New Jersey        08540
------------------------------------------        -----
(Address or principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (609) 430-2880
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

Yes   X       No
     ---         ___

The number of shares of common stock, $.01 par value, outstanding as of May 1, 2000 was 35,155,185 shares.

                        MEDAREX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                      December 31,        March 31,
                                                                      ------------        ---------
                                                                          1999               2000
                                                                                         (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents                                           $    14,366        $  403,552
  Marketable securities                                                    15,781            12,458
  Prepaid expenses and
    other current assets                                                    4,395             3,308
                                                                      -----------        ----------
      Total current assets                                                 34,542           419,318

Property and equipment:
  Machinery and equipment                                                   5,061             5,199
  Furniture and fixtures                                                      366               351
  Leasehold improvements                                                    2,310             2,374
                                                                      -----------        ----------
                                                                            7,707             7,924

  Less accumulated depreciation and amortization                           (4,633)           (4,994)
                                                                      -----------        ----------
                                                                            3,074             2,930

Investments in, and advances to affiliates                                    499               498
Segregated cash                                                             1,300             1,300
Patent rights and other assets                                              1,067               906
                                                                      -----------        ----------
      Total assets                                                    $    40,482        $  424,952
                                                                      ===========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Trade accounts payable                                              $       620        $      501
  Accrued liabilities                                                       5,133             2,396
  Deferred contract revenue - current                                       6,407             6,650
                                                                      -----------        ----------
      Total current liabilities                                            12,160             9,547

Deferred contract revenue - long-term                                       6,000             5,083
Other long-term obligations                                                    23                16

Commitments                                                                     -                 -

Shareholders' equity
  Preferred stock, $1.00 par value, 2,000,000 shares authorized;
    none issued and outstanding                                                 -                 -
  Common stock, $.01 par value; 40,000,000 shares authorized;
   32,714,942 shares issued and 32,112,442 outstanding
   December 31, 1999 and 35,754,335 issued and 35,151,835
   outstanding on March 31, 2000                                              327               358
Capital in excess of par value                                            149,032           541,272
Treasury stock, at cost 602,500 shares                                     (3,031)           (3,031)
Deferred compensation                                                       2,970             2,970
Accumulated other comprehensive loss                                         (563)             (502)
Accumulated deficit                                                      (126,436)         (130,761)
                                                                      -----------        ----------
      Total shareholders' equity                                           22,299           410,306
                                                                      -----------        ----------
      Total liabilities and shareholders' equity                      $    40,482        $  424,952
                                                                      ===========        ==========

See notes to those unaudited consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (In thousands, except share data)


                                                              Three Months Ended
                                                         March 31,           March 31,
                                                            1999               2000
                                                        -----------         -----------
Sales                                                   $        44         $        55
Grants, contract and license revenues                         5,550               2,078
                                                        -----------         -----------
     Total revenues                                           5,594               2,133

Costs and expenses:
     Cost of sales                                               28                  27
     Research and development                                 5,479               5,359
     General and administrative                               1,282               2,887
                                                        -----------         -----------
          Operating loss                                     (1,195)             (6,140)

Interest and dividend income                                    267               1,966
Interest expense                                                 (2)                 (1)
                                                        -----------         -----------
          Loss before Provision for Income Taxes               (930)             (4,175)
Provision for income taxes                                        -                (150)
                                                        -----------         -----------
          Net loss                                      $      (930)        $    (4,325)
                                                        ===========         ===========
Basic and diluted net loss per share                         ($0.03)             ($0.13)
                                                        ===========         ===========
Weighed-average number of common
  shares outstanding during the period
  - basic and diluted                                    31,507,186          33,895,001

See notes to these unaudited consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                    For the Three Months Ended
                                                                             March 31,
                                                                             ---------
                                                                      1999               2000
                                                                      ----               ----
Operating activities:
   Net loss                                                       $     (930)         $   (4,325)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation                                                        191                 191
     Amortization                                                        105                 180
     Value of stock options to employees                                   -                 111
     Value of stock options and warrants to non-employees                  -                 818
Changes in operating assets and liabilities, net of acquisition:
  Prepaid expenses and other current assets                             (428)              1,268
  Trade accounts payable                                                 688                (119)
  Accrued liabilities                                                 (2,617)             (2,734)
  Deferred contract revenue                                             (425)               (674)
                                                                  ----------          ----------
     Net cash used in operating activities                            (3,416)             (5,284)

Investing activities:
  Purchase of property and equipment                                    (174)               (217)
  Decrease in other assets                                                 -                 151
  Decrease in advances to affiliate                                        -                   1
  Purchase of marketable securities                                   (4,000)                  -
  Sale of marketable securities                                       10,505               3,384
                                                                  ----------          ----------
     Net cash provided by investing activities                         6,331               3,319

Financing activities:
  Cash received from sales of securities, net                              -             391,161
  Principal payments under debt obligations                              (28)                (10)
                                                                  ----------          ----------
     Net cash provided (used) by financing activities                    (28)            391,151
                                                                  ----------          ----------
     Net increase in cash and cash equivalents                         2,887             389,186
Cash and cash equivalents at beginning of period                       4,411              14,366
                                                                  ----------          ----------
Cash and cash equivalents at end of period                        $    7,298          $  403,352
                                                                  ==========          ==========
Supplemental disclosures of cash flow information
  Cash paid during period for:
     Income taxes                                                 $        -          $        -
                                                                  ==========          ==========
     Interest                                                     $        2          $        1
                                                                  ==========          ==========

See notes to these unaudited consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                            (Dollars in thousands)


1.   Organization and Basis of Presentation

     The unaudited consolidated financial statements have been prepared from the books and records of Medarex, Inc. and Subsidiaries (the "Company") in accordance with the instruction to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.   Net Loss per Share

     Basic and diluted loss per share is calculated in accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 128, Earnings per Share. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.

3.   Marketable Securities

     Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. Such securities, which are classified as available-for-sale, are carried at market with unrealized gains and losses reported as a separate component of shareholders' equity.

4.   Contingencies

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

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)

5.   Follow-On Public Offering

     On March 3, 2000 the Company announced the completion of a follow-on public offering of 2,086,265 shares of Common Stock at a price of $172.00 per share and on March 7, 2000 the Company announced the exercise by its underwriters of an over-allotment option to purchase 312,939 shares. Including the underwriters over-allotment, the follow-on public offering totaled 2,399,204 shares of Common Stock at $172.00 per share, with net proceeds to the Company of approximately $388,000.

     The Company intends to use the net proceeds of the offering to fund the in-licensing of potential therapeutic targets and the development of fully human antibody-based products utilizing these targets; to fund the expansion of its human antibody partnering business; to fund expansion of existing operations and facilities; and for general corporate purposes, including research and development expenses and other working capital requirements. Management will have broad discretion to allocate proceeds from the offering to uses that it believes are appropriate. Pending such uses, the net proceeds of the offering will be invested in short-term, investment grade, interest-bearing securities.

     The Company recently entered into a binding letter of intent with Eos Biotechnology, Inc. to develop and commercialize genomics-derived antibody-based therapeutic products. Pursuant to the letter of intent, on or before May 15, 2000 the Company is required to pay $5,000 to Eos Biotechnology and to deposit an additional $20,000 in a third party escrow account to be released over time to Eos Biotechnology upon the achievement of certain milestones.

     On March 31, 2000 the Company entered into a technology access agreement with IDM, S.A., relating to the development of certain of Medarex's non-HuMAb-Mouse antibody-based products. Under the terms of the technology access agreement, the Company is required to pay IDM $2,000 upon the effective date of a definitive unit purchase agreement which the Company anticipates will occur during the second quarter of 2000. In addition, the Company is required to purchase additional equity in IDM, or a comparable interest in a new jointly owned entity, to fund up to an additional $5,000 in the event IDM does not complete a public or private financing of at least $7,000 on or before December 31, 2000. Such an event could cause the Company to incur losses to the extent of our investment in IDM. The Company has no other present commitments or agreements with respect to any acquisitions of, or investment in, any new technologies.

6.   Contract and License Agreements

     In March 2000, the Company entered into a strategic alliance with Regeneron Pharmaceuticals, Inc., to combine Medarex's HuMAb-Mouse technology with Regeneron's target identification expertise, including its Targeted Genomics(TM), Functionomics(TM), and Designer Protein Therapeutics(TM) platforms. The two companies plan to discover, develop and commercialize human antibodies as therapeutics. The companies have selected more than twenty initial targets, including growth factors, cytokines, and receptors, and anticipate adding additional targets in the future.

      Medarex and Regeneron have agreed to share preclinical and clinical responsibilities, and the two companies have the right to jointly market any drugs that result from this collaboration.

      Also in March 2000, the Company announced the formation of a collaboration with Raven Biotechnologies, Inc., aimed at identifying therapeutic antibodies with the potential to treat a variety of diseases including cancer. Raven will use Medarex's HuMAb-Mouse technology to develop fully human antibodies against novel antigens discovered by Raven using their integrated platform of comprehensive cell surface mapping. The agreement allows Raven to access the HuMAb-Mouse technology for multiple targets. Under the terms of the agreement, Medarex could receive research payments, license fees and milestone payments as well as royalties on therapeutic product sales.

7.   Comprehensive Income

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. The components of comprehensive loss for the three months ended March 31, are as follows:

                                                Three months ended March 31,
                                                 1999               2000
                                                 ----               ----
             Net loss                            $(930)            $(4,325)
             Unrealized gain on securities          58                  61
                                                 -----             -------
             Total comprehensive loss            $(872)            $(4,264)

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

     Revenue from customers representing 10% or more of total revenues for the three months ended March 31, 1999 and 2000 is as follows:

                                                           Three Months Ended
                                                                March 31,
                  Customer                                  1999         2000
                  --------                                  ----         ----
                  Kirin Brewery Co., Ltd.                    0%          70%

                  Centocor, Inc.                            72%           0%
                  Merck KGaA                                19%           0%

     No other single customer accounted for more than 10% of the Company's total revenues for the three months ended March 31, 1999 and 2000, respectively.

9.   Subsequent Events

     In April 2000 the Company announced a collaboration with Coulter Pharmaceuticals, Inc. through which Coulter will obtain access to Medarex's HuMAb-Mouse technology to generate fully human monoclonal antibodies against a number of specific target antigens.

     Under the terms of the agreement, Coulter will have the option to obtain exclusive commercial rights to these antibodies. In return, Medarex could receive research and development payments, license fees and milestone payments, as well as royalties on commercial sales of the fully human antibodies developed by Coulter.

     In May 2000 the Company entered into a broad antibody development agreement with Centocor, Inc., a wholly owned subsidiary of Johnson & Johnson. This agreement allows Centocor and other affiliates of Johnson & Johnson to access the HuMAb-Mouse technology for an unlimited number of targets. Under the terms of the agreement, Medarex will receive technology access fees, and could also receive license fees, milestone fees and royalties on product sales.

     Centocor has developed a high-affinity human antibody from the HuMAb-Mouse, which is in pre-clinical development, and has other product candidates as well.

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management's future plans or objectives or to the Company's future economic and financial performance. Forward-looking statements involve known and unknown risks and uncertainties and are indicated by words such as "anticipates", "expects", "believes", "plans", "could" and similar words and phrases. These risks and uncertainties include, but are not limited to, the Company's early stage of product development, history of operating losses and accumulated deficit, additional financing requirements and access to capital funding, dependence on strategic alliances, government regulation of the biopharmaceutical industry and other risks that may be detailed from time to time in our periodic reports and registration statements filed with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

     We have approximately $416,000 in cash, cash equivalents and marketable securities and approximately $1,300 in a segregated cash account as of March 31, 2000. Operating activities consumed $5,284 of cash for the three-month period ended March 31, 2000.

     On March 3, 2000 we announced the completion of a follow-on public offering of 2,086,265 shares of Common Stock at a price of $172.00 per share and on March 7, 2000 we announced the exercise by our underwriters of an over-allotment option to purchase 312,939 shares. Including the over-allotment, the follow-on public offering totaled 2,399,204 shares of commone stock at $172.00 per share, with net proceeds to us of approximately $388,000. Management will have broad discretion to allocate proceeds from the offering to uses that it believes are appropriate. Pending such uses, the net proceeds of the offering will be invested in short-term, investment grade, interest-bearing securities.


     We recently entered into a binding letter of intent with Eos Biotechnology, Inc. to develop and commercialize genomics-derived antibody-based therapeutic products. Pursuant to the letter of intent, on or before May 15, 2000 we are required to pay $5,000 to Eos Biotechnology and to deposit an additional $20,000 in a third party escrow account to be released over time to Eos Biotechnology upon the achievement of certain milestones.

     On March 31, 2000, we entered into a technology access agreement with IDM, S.A., relating to the development of certain of our non-HuMAb-Mouse antibody-based products. Under the terms of the technology access agreement, we are required to pay IDM $2,000 upon the effective date of a definitive unit purchase agreement which we anticipate will occur during the second quarter of 2000. In addition, we are required to purchase additional equity in IDM, or a comparable interest in a new jointly owned entity to fund up to an additional $5,000 in the event IDM does not complete a public or private financing of at least $7,000 on or before December 31, 2000. Such an event could cause us to incur losses to the extent of our investment in IDM. We have no other present commitments or agreements with respect to any acquisitions of, or investment in, any new technologies.

     To date, our sources of cash have been the proceeds from the sale of our securities through public and private placements, sales of our products for research purposes and technology transfer and license fees.

     Our current sources of liquidity are our cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, sales of our products for research and contract and licensing revenues. We believe that under existing operating plans our current sources of liquidity will be sufficient to meet anticipated cash requirements for the foreseeable future.

     We lease approximately 43,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. The term of the lease expires on September 30, 2003, subject to renewal for an additional five years. We believe that this facility is well

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


Liquidity and Capital Resources (cont'd)
----------------------------------------

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

     In April 2000, we signed a new lease for approximately 57,000 square feet of laboratory and office space in San Jose, California. This property, leased for approximately 10 years, will be used by our expanding GenPharm subsidiary.

     At March 31, 2000 the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $6,200. As of March 31, 2000, we have commitments for approximately $483 of capital expenditures.

     Upon exhaustion of our current cash reserves, our continued operations will depend on our ability to raise additional funds through equity or debt financing and/or enter into licensing or joint development agreements, including collaborative research and development arrangements with large pharmaceutical companies pursuant to which certain costs associated with the regulatory approval process for certain of our products would be borne by the licensees or joint developers. There can be no assurance that these sales or financing activities will be successful.

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


Results of Operations
---------------------

Three months ended March 31, 1999 and 2000
------------------------------------------

     Revenue for the three-month period ended March 31, 2000 decreased by $3,461, a 62% decrease from the three-month period ended March 31, 1999. The decrease relates principally to a $4,000 milestone payment from Centocor, Inc. received in January 1999, partially offset by $1,500 of contract and license revenues from Kirin Brewery Co., Ltd. in the first quarter of 2000.

     Cost of sales increased by $1 during the first quarter of 2000, a 4% increase as compared to the quarter ended March 31, 1999.

     Research and development expenses decreased $120 during the quarter ended March 31, 2000, a 2% decrease as compared to the same period in 1999. The decrease is principally due to lower clinical trial expenses reflecting the transfer of certain projects to Scil Biomedicals GmbH and IDM, S.A.

     General and administrative expenses increased by $1,605 for the three-month period ending March 31, 2000, a 125% increase from the same period in 1999. The increase is primarily attributable to increased business development costs and shareholder relation expenses. Included in shareholders relation expenses are non-cash charges for warrants issued to a consulting firm of $691.

      Interest and dividend income increased by $1,699 for the three-months ending March 31, 2000, a 636% increase as compared to the quarter ended March 31, 1999. The increase reflects interest earned on the proceeds received from the March 3, 2000 follow-on public offering of our Common Stock. We sold 2,399,204 shares of Common Stock and received net proceeds of approximately $388,000.

      Interest expense decreased by $1 for the three-months ending March 31, 2000, as compared to the same quarter in 1999.

     We have incurred and will continue to incur significant costs in the area of research and development, including pre-clinical and clinical trials as our products develop. Administrative costs are also expected to increase with the increase of administrative activities and the creation of a marketing organization.

Part II - Other Information

Item 6.  Exhibits and reports on Form 8-K (need info from Dwight)

(a)  Reports on Form 8-K:

     Form 8-K filed on January 26, 2000 re: filing of certain material contracts.

     Form 8-K filed on January 18, 2000 re: filing of Registration Statement for public offering of common stock.

     Form 8-K filed on February 14, 2000 re: filing of a material contract.

     Form 8-K filed on March 1, 2000 re: re-filing of certain material contract.

     Form 8-K filed on March 3, 2000 re: completion of public offering of common stock.

     Form 8-K filed on March 7, 2000 re: exercise of over-allotment option by Registrant's underwriters in connection with public offering of common stock.

(b)  Exhibits

     10.103 Agreement of lease dated April 21, 2000 between Liman Realty Corp. and the Registrant.

     27.1    Financial Data Schedule

                                  Signatures
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MEDAREX, INC.
                                             -------------
                                             (Registrant)

                                           /s/ Michael A. Appelbaum
Date:  May 12, 2000                     By ________________________________
                                             Michael A. Appelbaum
                                             Executive Vice President
                                             Finance and Administration
                                             (Principal Financial and
                                             Accounting Officer)