Form 10-Q
period 2000-06-30
MEDAREX INC
filed 2000-08-14
CIK 874255

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934



For quarter ended June 30, 2000          Commission File No. 0-19312
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

Yes  X    No
     -

The number of shares of common stock, $.01 par value, outstanding as of August 1, 2000 was 36,020,286 shares.

                        MEDAREX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                      December 31,               June 30,
                                                                                    -----------------        ------------------
                                                                                          1999                     2000
                                                                                                                (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                                         $        14,366          $        149,226
   Marketable securities                                                                      15,781                   222,822
   Prepaid expenses and
      other current assets                                                                     4,395                    10,976
                                                                                    -----------------        ------------------
         Total current assets                                                                 34,542                   383,024

 Property and equipment:
   Machinery and equipment                                                                     5,061                     5,538
   Furniture and fixtures                                                                        336                       386
   Leasehold improvements                                                                      2,310                     2,336
   Construction in progress                                                                        -                       400
                                                                                    -----------------        ------------------
                                                                                               7,707                     8,660

   Less accumulated depreciation and amortization                                             (4,633)                   (5,192)
                                                                                    -----------------        ------------------
                                                                                               3,074                     3,468

Investments in, and advances to affiliates                                                       499                    18,340
Segregated cash                                                                                1,300                    21,443
Patent rights and other assets                                                                 1,067                       746
                                                                                    -----------------        ------------------
     Total assets                                                                    $        40,482         $         427,021
                                                                                    =================        ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Trade accounts payable                                                            $           620          $            304
   Accrued liabilities                                                                         5,133                     3,575
   Deferred contract revenue - current                                                         6,407                     7,163
                                                                                    -----------------        ------------------
      Total current liabilities                                                               12,160                    11,042

 Deferred contract revenue - long-term                                                         6,000                     3,500
 Long-term obligations                                                                            23                        11

Commitments                                                                                        -                         -

Shareholders' equity:
   Preferred stock, $1.00 par value, 2,000,000 shares authorized;
      none issued and outstanding                                                                  -                         -
   Common stock, $.01 par value; 100,000,000 shares authorized;
       32,714,942 shares issued and 32,112,442 outstanding
       at December 31,1999 and 35,797,347 shares issued and 35,194,847
        shares outstanding at June 30, 2000                                                      327                       358
   Capital in excess of par value                                                            149,032                   547,372
   Treasury stock, at cost 602,500 shares                                                     (3,031)                   (3,031)
   Deferred compensation                                                                       2,970                     2,970
   Accumulated other comprehensive income (loss)                                                (563)                    1,114
   Accumulated deficit                                                                      (126,436)                 (136,315)
                                                                                    -----------------        ------------------

         Total shareholders' equity                                                           22,299                   412,468
                                                                                    -----------------        ------------------
         Total liabilities and shareholders' equity                                  $        40,482          $        427,021
                                                                                    =================        ==================

See notes to these unaudited consolidated  financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (In thousands, except share data)

                                                                   Six Months Ended                  Three Months Ended
                                                               June 30,          June 30,          June 30,        June 30,
                                                                 1999              2000              1999            2000
                                                            -----------         ----------       ----------     -----------
Sales                                                            $ 487              $ 113            $ 443            $ 58
Grants, contract and license revenues                            6,540              5,129              990           3,051
                                                            -----------         ----------       ----------     -----------
      Total revenues                                             7,027              5,242            1,433           3,109

Costs and expenses:
      Cost of sales                                                156                 54              128              27
      Research and development                                  10,168             17,260            4,690          11,901
      General and administrative                                 2,616              5,905            1,334           3,018
                                                            -----------         ----------       ----------     -----------
          Operating loss                                        (5,913)           (17,977)          (4,719)        (11,837)

Equity in net loss of affiliate                                      -               (158)               -            (158)
Interest and dividend income                                       558              8,558              291           6,592
Interest expense                                                    (4)               (2)               (2)             (1)
                                                            -----------         ----------       ----------     -----------
   Loss before provision for income taxes                       (5,359)            (9,579)          (4,430)         (5,404)
Provision for income taxes                                           -                300                -             150
                                                            -----------         ----------       ----------     -----------
          Net loss                                            $ (5,359)          $ (9,879)        $ (4,430)       $ (5,554)
                                                            ===========         ==========       ==========     ===========
Basic and diluted net loss per share                           $ (0.17)           $ (0.28)         $ (0.14)       $  (0.16)
                                                            ===========         ==========       ==========     ===========
Weighted-average number of common
   shares outstanding during the period
   - basic and diluted                                      31,585,959         34,829,279       31,663,866      35,763,557

See notes to these unaudited consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                               For the Six Months Ended
                                                                                       June 30,
                                                                                1999                 2000
                                                                           ------------          -----------
Operating activities:
   Net loss                                                                    $(5,359)            $ (9,879)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                              385                  390
         Amortization                                                              203                  189
         Value of stock options to employees                                         -                1,402
         Value of stock options and warrants to non-employees                        -                1,351
         Equity in net loss of affiliate                                             -                  158
Changes in operating assets and liabilities, net of acquisition:
   Prepaid expenses and other current assets                                       190               (2,369)
   Trade accounts payable                                                           25                 (316)
   Accrued liabilities                                                          (2,378)              (1,554)
   Deferred contract revenue                                                      (850)              (1,744)
                                                                           ------------          -----------
        Net cash used in operating activities                                   (7,784)             (12,372)

Investing activities:
   Purchase of property and equipment                                             (333)                (953)
   Decrease in other assets                                                          -                  300
   Increase in advances to affiliate                                                 -              (17,999)
   Increase in segregated cash                                                       -              (20,143)
   Purchase of marketable securities                                            (4,000)            (212,437)
   Sale of marketable securities                                                11,239                7,073
                                                                           ------------          -----------
       Net cash provided by (used in) investing activities                       6,906             (244,159)

Financing activities:
   Cash received from sales of securities, net                                      34              391,407
   Principal payments under debt obligations                                       (36)                 (16)
                                                                           ------------          -----------
       Net cash provided by financing activities                                    (2)             391,391
                                                                           ------------          -----------
       Net increase (decrease) in cash and cash equivalents                       (880)             134,860
Cash and cash equivalents at beginning of period                                 4,411               14,366
                                                                           ------------          -----------
Cash and cash equivalents at end of period                                      $3,531            $ 149,226
                                                                           ============          ===========
Supplemental disclosures of cash flow information
   Cash paid during period for:
      Income taxes                                                                 $ -                  $ -
                                                                           ============          ===========
      Interest                                                                     $ 4                  $ 2
                                                                           ============          ===========

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

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


5.  Contract and License Agreements

      In April 2000, the Company entered into collaboration with Coulter Pharmaceutical through which Coulter will obtain access to Medarex's HuMAb-Mouse technology to generate fully human monoclonal antibodies against a number of specific target antigens.

      Under the terms of the agreement, Coulter will have the option to obtain exclusive commercial rights to these antibodies. In return, Medarex could receive research and development payments, license fees and milestone payments, as well as royalties on commercial sales of the fully human antibodies developed by Coulter.

      In May 2000, the Company announced a broad antibody development agreement with Centocor, Inc., a wholly owned subsidiary of Johnson & Johnson. This agreement allows Centocor and other affiliates of Johnson & Johnson to access the HuMAb-Mouse technology for an unlimited number of targets. Under the terms of the agreement, Medarex will receive technology access fees, and could also receive license fees, milestone fees and royalties on product sales.

     In February of 2000 the Company entered into a binding letter of intent with Eos Biotechnology, Inc. to develop and commercialize genomics-derived antibody-based therapeutic products. Pursuant to the letter of intent, on May 15, 2000 the Company paid $5,000 to Eos Biotechnology and deposited an additional $20,000 in a third party escrow account, to be released over time to Eos Biotechnology upon the achievement of certain milestones. This escrow deposit is included on our June 30, 2000 balance sheet as segregated cash.
Dr. Frederick B. Craves, a member of our board of directors, is also a member of the board of directors of Eos Biotechnology. Dr. Craves did not vote on any board action regarding the Eos Biotechnology transaction. BCC Acquisition I LLC ("BCC Acquisition"), which beneficially owns approximately 9% of our common stock, is an affiliate of The Bay City Capital Fund I, L.P. ("BCC Fund"), which owns approximately 15% of the shares of Eos Biotechnology's capital stock. Dr. Craves is a principal of Bay City Capital LLC, an affiliate of BCC Fund, which is one of the members of BCC Acquisition.

      In June 2000, the Company announced the launch of an alliance with Biosite Diagnostics, Inc. aimed at accelerating drug research via Trans-Phage Technology. This high throughput method to create fully human antibodies combines the immunological power of Medarex's HuMAb-Mouse with the speed of Biosite's Omniclonal phage display technology. Through this alliance Biosite and Medarex will offer pharmaceutical and biotechnology companies access to large volumes of high-affinity, fully human antibodies to validate genomic targets and to identify promising drug candidates. Under the terms of the agreement, Biosite will receive research funding of $3 million per year over eight years from Medarex, along with research fees and, if any products are generated through the collaboration, milestone payments and royalties. Biosite may also receive diagnostic rights to targets identified through the collaboration. Medarex anticipates, as a result of this alliance, receiving payments from third-party collaborators, including milestone payments, royalties and reimbursement payments, that may offset the research funding being paid to Biosite.

      Also in June 2000, the Company and Corixa Corporation, a research and development-based biotechnology company, announced a collaboration to discover and develop fully human monoclonal antibodies against selected targets from Corixa's library of proprietary autoimmune disease, cancer and infectious disease antigens.

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


5.    Contract and License Agreements (con't)

       Corixa intends to contribute three targets initially and up to six or more targets a year during the term of the agreement. Medarex will contribute its HuMAb-Mouse technology to the multi-year collaboration, targeted to generate, screen and characterize fully human monoclonal antibodies directed against Corixa's antigens. Corixa, and in some cases Medarex, will then be responsible for determining whether the characterized antibodies have an immunotherapeutic effect in tissue culture experiments and in animal models of human disease.

      When antibodies are jointly determined to be worthy of clinical investigation, Corixa and Medarex will hold a closed auction between the two parties for the rights to develop the specific antibody-based product(s). The company with the winning bid will pay the bid amount in cash to the other company and will be responsible at that point in time for all product development and commercialization expenses and decisions. The other company will receive future product development milestone payments and royalties on future product sales.

      On June 13 2000, the Company announced that it signed an agreement with MedImmune, Inc. to develop fully human antibodies to multiple antigens using Medarex's HuMAb-Mouse technology. Under the terms of the agreement, MedImmune receives an exclusive, worldwide license for the use of Medarex's HuMAb-Mouse technology for the development of antibodies against respiratory syncytial virus
(RSV) and an option to further license the use of this technology for additional antigens. Medarex receives technology access fees and could also receive license and milestone payments, as well as royalties on product sales.

6.    Equity Investment

      The Company has a 45% investment in Genmab A/S a Danish biotechnology company. In June 2000, the Company invested $18,000 in Genmab to maintain the Company's 45% ownership. As a result of this transaction, the Company is accounting for Genmab using the equity method.

7.   Comprehensive Income (Loss)

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

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


7.   Comprehensive Income (Loss) (con't)

     The components of comprehensive loss for the three and six-month periods ended June 30, are as follows:

                                                 Six months ended June 30,          Three months ended June 30,
                                                    1999              2000              1999              2000
                                                 -------           -------           -------           -------
Net loss                                         $(5,359)          $(9,879)          $(4,430)          $(5,554)
Unrealized gain (loss) on                           (402)            1,677              (460)            2,179
 securities
                                              ------------------------------      ----------------------------
Total comprehensive loss                         $(5,761)          $(8,202)          $(4,890)          $(3,375)


8.   Segment Information

     The Company is an integrated monoclonal antibody-based company with antibody discovery, development and manufacturing capabilities. The operations of the Company and its wholly-owned subsidiaries constitute one business segment.

     Revenue from customers representing 10% or more of total revenues for the three and six months ended June 30, 1999 and 2000 is as follows:

                                              Six months ended June 30,             Three months ended June 30,
        Customer                               1999                2000                1999               2000
        --------------------------             ----                ----                ----               ----
        Kirin Brewery Co., Ltd.                   0%                 57%                  0%                48%
        Centocor, Inc.                           57%                  1%                  0%                 1%
        Merck KGaA                               22%                  0%                 34%                 0%
        Genmab A/S                                5%                  7%                 26%                10%
        Aventis Behring L.L.C.                    5%                  1%                 10%                 0%
        Novartis Pharma AG                        3%                  7%                 11%                 6%

     No other single customer accounted for more than 10% of the Company's total revenues for the three and six months ended June 30, 1999 and 2000, respectively.

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management's future plans or objectives or to our future economic and financial performance. Forward-looking statements involve known and unknown risks and uncertainties and are indicated by words such as "anticipates", "expects", "believes", "plans", "could" and similar words and phrases. These risks and uncertainties include, but are not limited to, our early stage of product development, history of operating losses and accumulated deficit, additional financing requirements and access to capital funding, dependence on strategic alliances, government regulation of the biopharmaceutical industry and other risks that may be detailed from time to time in our periodic reports and registration statements filed with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

     We have approximately $372,000 in cash, cash equivalents and marketable securities and approximately $21,400 in a segregated cash account as of June 30, 2000. Operating activities consumed $12,372 of cash for the six-month period ended June 30, 2000.

     We recently entered into a binding letter of intent with Eos Biotechnology, Inc. to develop and commercialize genomics-derived antibody-based therapeutic products. Pursuant to the letter of intent, on May 15, 2000 we paid $5,000 to Eos Biotechnology and deposited an additional $20,000 in a third party escrow account to be released over time to Eos Biotechnology upon the achievement of certain milestones. This escrow deposit is included on our balance sheet as segregated cash. We have also entered into a non-binding letter of intent with IDM relating to the development of certain of our non-HuMAb-Mouse antibody-based products. Under the terms of the letter of intent, we are required to pay IDM $2,000 upon the execution of a definitive agreement which we anticipate will occur during the third quarter of 2000. In addition, we are required to purchase additional equity in IDM, or a comparable interest in a new jointly owned entity to fund up to an additional $5,000 in the event IDM does not complete a public or private financing of at least $7,000 on or before December 31, 2000. Such an event could cause us to incur losses to the extent of our investment in IDM.

     On June 7, 2000 we invested $18,000 in Genmab A/S to maintain our 45% ownership of this Danish biotechnology company that is developing fully human antibody products to treat life threatening and debilitating diseases, including cancer and chronic, inflammatory conditions, such as rheumatoid arthritis and psoriasis.

     We have financed our operations since inception through the sale of our securities in public and private placements, sales of our products for research purposes and technology transfer and license fees.

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

     At June 30, 2000 the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $20,125. As of June 30, 2000, we have commitments for approximately $12,621 of capital expenditures.

     Upon exhaustion of our current cash reserves, our continued operations will depend on our ability to raise additional funds through equity or debt financing and/or enter into licensing or joint development agreements, including collaborative research and development arrangements with large pharmaceutical companies pursuant to which certain costs associated with the regulatory approval process for certain of our products would be borne by the licensees or joint developers. We may not be able to successfully complete such sales or financing activities.

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


Results of Operations
---------------------

Six months ended June 30, 1999 and 2000
---------------------------------------

     Revenue for the six-month period ended June 30, 2000 decreased by $1,785, a 25% decrease from the six-month period ended June 30, 1999. The decrease relates principally to a $4,000 milestone payment from Centocor, Inc. received in January 1999, partially offset by $3,000 of contract and license revenues from Kirin Brewery Co., Ltd. in the first half of 2000.

     Cost of sales decreased by $102 during the first six months of 2000, a 65% decrease as compared to the first six months of 1999. Production of MDX CD4 for Genmab A/S, which was produced in 1999, ceased in 2000 resulting in this decrease.

     Research and development expenses increased $7,092 during the first six months of 2000, a 70% increase from the first six months of 1999. The increase is principally due to a $5,000 payment to Eos Biotechnology, as part of a binding letter of intent for upfront fees to develop and commercialize genomics-derived antibody-based therapeutic products, and higher personnel costs.

     General and administrative expenses increased by $3,289 for the first six months of 2000, a 126% increase from the first six months of 1999. The increase is primarily attributable to heightened personnel costs incurred in connection with the expansion of our business activities and shareholder relation expenses. Included in these expenses are non-cash charges for options issued to employees and warrants issued to a consulting firm of $918 and $1,074, respectively.

     Equity in net loss of affiliate of $158 reflects our share of Genmab's loss subsequent to our June 2000 investment of $18,000 in this joint venture biotechnology company. Genmab is an affiliated company (45 percent owned) and is accounted for using the equity method.

      Interest and dividend income increased by $8,000 for the six-months ending June 30, 2000, a 1434% increase as compared to the quarter ended June 30, 1999. The increase reflects interest earned on the proceeds received from the March 3, 2000 follow-on public offering of our common stock. We sold 2,399,204 shares and received net proceeds of approximately $388,000.

Three months ended June 30, 1999 and 2000
-----------------------------------------

      Revenue for the three-month period ended June 30, 2000 increased by $1,676, a 117% increase from the three-month period ended June 30, 1999. The increase relates principally to $1,500 of contract and license revenues from Kirin Brewery Co., Ltd. recognized in the second quarter of 2000.

     Cost of sales decreased by $101 during the second quarter of 2000, a 79% decrease as compared to the quarter ended June 30, 1999. Production of MDX CD4 for Genmab A/S, which was produced in 1999, ceased in 2000 resulting in this decrease.

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)


Three months ended June 30, 1999 and 2000 (con't)
-------------------------------------------------

      Research and development expenses increased $7,211 during the quarter ended June 30, 2000, a 154% increase as compared to the same period in 1999. The increase is principally due to the $5,000 payment to Eos Biotechnology and higher personnel costs.

     General and administrative expenses increased by $1,684 for the three-month period ending June 30, 2000, a 126% increase from the same period in 1999. The increase is primarily attributable to heightened personnel costs and shareholder relation expenses. Included in these expenses are non-cash charges for options issued to employees and warrants issued to a consulting firm of $918 and $383, respectively.

     Equity in net loss of affiliate of $158 reflects our share of Genmab's loss subsequent to our June 2000 investment of $18,000 in this joint venture biotechnology company. Genmab is an affiliated company (45 percent owned) and is accounted for using the equity method.

      Interest and dividend income increased by $6,301 for the three-months ending June30, 2000, a 2165% increase as compared to the quarter ended June 30, 1999. The increase reflects interest earned on the proceeds received from the first quarter 2000 follow-on public offering of our Common Stock. We sold 2,399,204 shares and received net proceeds of approximately $388,000.

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

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on May 18, 2000, the Company elected two Class I Directors each to serve for a term to expire in 2003, amended the Company's Restated Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 40,000,000 to 100,000,000 and voted to approve the Company's 2000 Stock Option Plan. In addition, the Company voted to confirm the appointment of Ernst & Young LLP as independent auditors for the 2000 fiscal year. Out of the 35,151,835 eligible votes, 25,664,384 were cast at the meeting either by proxies solicited in accordance with Schedule 14A or by securities holders voting in person. There were 9,487,451 broker non-votes which are not included in the following table as they were not treated as being present at the meeting. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes for each nominee is set forth under Item No. 1 below, the adoption of the Company's 2000 Stock Option Plan is set forth under Item No. 2 below, the amendment to the Company's Restated Certificate of Incorporation is set forth under Item No. 3 below and the appointment of Ernst & Young LLP as independent auditors for the 2000 fiscal year is set forth in Item No. 4 below:

Item No. 1
----------

Nominees for Directors
----------------------

Directors                 Votes For   Votes Withheld
---------                 ----------  --------------
Charles R. Schaller       23,822,975       1,841,409
Donald L.Drakeman         24,855,431         808,953


The following persons are incumbent directors whose terms of office continue after the Annual Meeting:

Class III Terms Expiring in 2001        Class II Terms Expiring in 2002
--------------------------------        -------------------------------
Irwin Lerner                            Michael A. Appelbaum
Dr. Julius Vida                         Michael W. Fanger
Dr. W. Leigh Thompson, Jr.              Fred Craves

Item No. 2
----------

Approval of the 2000 Stock Option Plan:

        FOR               AGAINST               ABSTAIN
        ---               -------               -------

    20,517,885           5,125,714               21,585

Item No. 3
----------

     Amendment to the Company's Restated Certificate of Incorporation:

        FOR               AGAINST               ABSTAIN
        ---               -------               -------
     22,874,061          2,772,254               18,069

Item No. 4
----------

     Appointment of Ernst & Young LLP as Independent Auditors for the 2000 fiscal year:

        FOR               AGAINST               ABSTAIN
        ---               -------               -------

    25,604,666             48,709                11,009


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



                                             MEDAREX, INC.
                                             -------------
                                             (Registrant)

Date:  August 10, 2000                       By /s/ Michael A. Appelbaum
                                             ---------------------------
                                             Michael A. Appelbaum
                                             Executive Vice President
                                             Finance and Administration
                                             (Principal Financial and
                                             Accounting Officer)