Form 10-Q
period 2000-09-30
MEDAREX INC
filed 2000-11-08
CIK 874255

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.20549
                                   FORM 10-Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

For quarter ended September 30, 2000                Commission File No. 0-19312
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

Yes  X    No _____
    ---

The number of shares of common stock, $.01 par value, outstanding as of November 1, 2000 was 72,258,172 shares.

                        MEDAREX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                        December 31,           September 30,
                                                                                        ------------           -------------
                                                                                             1999                   2000
                                                                                                                (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                               $   14,366             $    68,336
 Marketable securities                                                                       15,781                 297,734
 Prepaid expenses and
    other current assets                                                                      4,395                  20,654
                                                                                         ----------             -----------
        Total current assets                                                                 34,542                 386,724

Property and equipment:
 Machinery and equipment                                                                      5,061                   6,137
 Furniture and fixtures                                                                         336                     422
 Leasehold improvements                                                                       2,310                   2,368
 Construction in progress                                                                         -                     938
                                                                                         ----------             -----------
                                                                                              7,707                   9,865
 Less accumulated depreciation and amortization                                              (4,633)                 (5,473)
                                                                                         ----------             -----------
                                                                                              3,074                   4,392

Investments in, and advances to affiliates and partners                                         499                  70,991
Segregated cash                                                                               1,300                  21,903
Patent rights and other assets                                                                1,067                     435
                                                                                         ----------             -----------
  Total assets                                                                           $   40,482             $   484,445
                                                                                         ==========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------

Current liabilities:
 Trade accounts payable                                                                  $      620             $       697
 Accrued liabilities                                                                          5,133                   4,585
 Deferred contract revenue - current                                                          6,407                  29,442
                                                                                         ----------             -----------
    Total current liabilities                                                                12,160                  34,724

Deferred contract revenue - long-term                                                         6,000                  22,161
Long-term obligations                                                                            23                       2

Commitments                                                                                       -                       -

Shareholders' equity:
 Preferred stock, $1.00 par value, 4,000,000 shares authorized;
    none issued and outstanding                                                                   -                       -
 Common stock, $.01 par value; 200,000,000 shares authorized;
     65,429,884 shares issued and 64,224,884 outstanding
     at December 31,1999 and 73,404,872 shares issued and 72,199,872
       shares outstanding at September 30, 2000                                                 654                     734
 Capital in excess of par value                                                             148,705                 564,469
 Treasury stock, at cost 1,205,000 shares                                                    (3,031)                 (3,031)
 Deferred compensation                                                                        2,970                   2,652
 Accumulated other comprehensive income (loss)                                                 (563)                  1,804
 Accumulated deficit                                                                       (126,436)               (139,070)
                                                                                         ----------             -----------
        Total shareholders' equity                                                           22,299                 427,558
                                                                                         ----------             -----------
        Total liabilities and shareholders' equity                                       $   40,482             $   484,445
                                                                                         ==========             ===========

See notes to these unaudited consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                       (In thousands, except share data)

                                                                      Nine Months Ended                Three Months Ended
                                                               September 30,    September 30,    September 30,    September 30,
                                                                    1999             2000            1999             2000
                                                               -------------    -------------    -------------    -------------
Sales                                                          $         532    $         150    $          45    $          37
Grants, contract and license revenues                                  7,809           10,766            1,269            5,637
                                                               -------------    -------------    -------------    -------------
  Total revenues                                                       8,341           10,916            1,314            5,674

Costs and expenses:
  Cost of sales                                                          183               83               27               29
  Research and development                                            15,166           22,780            4,998            5,520
  General and administrative                                           4,245           12,115            1,629            6,210
                                                               -------------    -------------    -------------    -------------
    Operating loss                                                   (11,253)         (24,062)          (5,340)          (6,085)

Equity in net income of affiliate                                          -              393                -              551
Interest and dividend income                                             814           15,403              256            6,845
Interest expense                                                          (6)              (3)              (2)              (1)
                                                               -------------    -------------    -------------    -------------
 Income (loss) before provision for income taxes                     (10,445)          (8,269)          (5,086)           1,310
Provision for income taxes                                                 -            4,365                -            4,065
                                                               =============    =============    =============    =============
    Net loss                                                   $     (10,445)   $     (12,634)   $      (5,086)   $      (2,755)
                                                               =============    =============    =============    =============
Basic and diluted net loss per share                                  ($0.16)          ($0.18)          ($0.08)          ($0.04)
                                                               =============    =============    =============    =============
Weighted-average number of common
 shares outstanding during the period
 - basic and diluted                                              63,548,110       70,845,871       64,288,228       73,194,686

See notes to these unaudited consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                       For the Nine Months Ended
                                                                                              September 30,
                                                                                              ------------
                                                                                          1999             2000
                                                                                          ----             ----
Operating activities:
 Net loss                                                                            $   (10,445)     $   (12,634)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
       Depreciation                                                                          480              562
       Amortization                                                                          257              309
       Value of stock options to employees                                                     -            3,117
       Value of stock options and warrants to non-employees                                    -            5,237
       Equity in net income of affiliate                                                       -             (393)
       Provision for income taxes                                                              -            3,914
Changes in operating assets and liabilities, net of acquisition:
 Prepaid expenses and other current assets                                                  (123)         (11,801)
 Trade accounts payable                                                                      (54)              77
 Accrued liabilities                                                                      (2,390)            (544)
 Deferred contract revenue                                                                (1,275)          (3,338)
                                                                                     -----------      -----------
       Net cash used in operating activities                                             (13,550)         (15,494)
Investing activities:
 Purchase of property and equipment                                                         (598)          (2,158)
 Decrease in other assets                                                                      -              601
 Decrease (increase) in investments and advances to affiliate and partners                    12          (27,565)
 Increase in segregated cash                                                                   -          (20,603)
 Purchase of marketable securities                                                        (4,000)        (294,431)
 Sale of marketable securities                                                            17,640           14,845
                                                                                     -----------      -----------
       Net cash provided by (used in) investing activities                                13,054         (329,311)
Financing activities:
 Cash received from sales of securities, net                                                 189          398,799
 Principal payments under debt obligations                                                   (45)             (24)
                                                                                     -----------      -----------
       Net cash provided by financing activities                                             144          398,775
                                                                                     -----------      -----------
       Net increase (decrease) in cash and cash equivalents                                 (352)          53,970
Cash and cash equivalents at beginning of period                                           4,411           14,366
                                                                                     -----------      -----------
Cash and cash equivalents at end of period                                           $     4,059      $    68,336
                                                                                     ===========      ===========
Supplemental disclosures of cash flow information
 Cash paid during period for:
       Income taxes                                                                  $         -      $         -
                                                                                     ===========      ===========
       Interest                                                                      $         6      $         3
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

     TWO-FOR-ONE STOCK SPLIT - On September 12, 2000, the Company announced that its Board of Directors had approved a two-for-one stock split of the Company's outstanding shares of common stock. The stock split entitled each holder of record at the close of business on September 27, 2000 to receive one additional share of common stock for every share of common stock held by such shareholder. The accompanying financial statements have been adjusted to give retroactive recognition to the common stock split, effective on September 27, 2000, for all periods presented by reclassifying from capital in excess of par value to common stock an amount equal to the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares and per share amounts have been adjusted.

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

5.   Contract and License Agreements

     In February 2000, the Company entered into a binding letter of intent with Eos Biotechnology, Inc. to develop and commercialize genomics-derived antibody-based therapeutic products. Pursuant to the letter of intent, on May 15, 2000 the Company paid $5,000 to Eos Biotechnology and deposited an additional $20,000 in a third party escrow account, to be released over time to Eos Biotechnology upon the achievement of certain milestones. This escrow deposit is included on our September 30, 2000 balance sheet as segregated cash. Dr. Frederick B. Craves, a member our board of directors, is also a member of the board of directors of Eos Biotechnology. On September 6, 2000, the Company purchased shares of preferred stock of Eos for an aggregate purchase price of $2,500.

     On August 16 2000, the Company and Athersys, Inc. entered into a binding memorandum of understanding to develop novel therapeutics produced through the joint application of the Company's HuMAb-Mouse technology and Athersys' antigen technology. The two companies expect to jointly discover, develop and commercialize fully human antibodies as therapeutics. Athersys will apply its expertise in proteomics and expects to contribute 10 or more disease-related targets to the collaboration. These targets are expected to be in the fields of cancer and other life-threatening or debilitating diseases. As part of this agreement the Company made a $5,000 equity investment in Athersys.

     On August 26, 2000 the Company entered into a binding memorandum of understanding (the "European Genomics Agreement") with Genmab A/S, a corporation organized under the laws of the Kingdom of Denmark, pursuant to which the Company and Genmab have the joint right to enter into multi-target (five or more targets) genomics partnerships involving the Company's trensganic mouse technologies with certain pharmaceutical and biotechnology companies whose headquarters are located in Europe. Under the terms of this European Genomics Agreement,

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                            (Dollars in thousands)

5.   Contract and License Agreements (con't)

such partnerships, if any, will be with European-based companies except for: (i) current partners of the Company, including Novartis AG, Merck KGaA, Schering AG, Aventis Behring LLC, IDM S.A. and Scil Biomedicals GmbH; and (ii) any European based pharmaceutical company with worldwide revenues in excess of $1,000,000 in 1999, provided, however, that Genmab may market the Company's transgenic mouse technology to Sanofi/Synthelabo and Boehringer Ingelheim. The Company has certain rights to develop and commercialize outside of Europe products arising from such European-based alliances. The Company retains all rights to enter into exclusive partnership with companies headquartered in the rest of the world. Certain license fees, milestones and royalties due the Company under the existing Evaluation and Commercialization Agreement between the Company and Genmab are reduced. The European Genomics Agreement also provides that, under certain circumstances, the Company must negotiate in good faith to manufacture antibodies for such partnerships.

     In addition, under the terms of the European Genomics Agreement, the Company granted Genmab an option to receive certain rights in Europe with respect to the development and commercialization of up to four antibody products the Company may obtain through its alliance with Eos Biotechnology. Finally, the European Genomics Agreement grants Genmab certain rights to access technologies acquired by the Company from Biosite Diagnostics Incorporated and Kirin Brewery Co. Ltd.

     The European Genomics Agreement has an initial term of five years with a right exercisable by Genmab to extend the term for an additional two years. For each years of the agreement and during the term of any extension, the Company will receive $2,000 per year from Genmab. At Genmab's option, these amounts may be paid in either cash or capital stock. In August 2000, the Company received 279,760 shares of Genmab stock valued at $2,000 representing payment for the first year.

     On September 9, 2000, the Company and Oxford GlycoSciences Plc ("OGS") entered into a binding Memorandum of Understanding to develop novel therapeutics produced through the joint application of Medarex's fully human monoclonal antibody technology and OGS's proprietary proteomics technology for high-throughput protein analysis and target validation.

     Under the terms of the collaboration, Medarex and OGS will share preclinical and clinical responsibilities, and the two companies intend to jointly commercialize products resulting from the research program. The Company expects to make a $5,000 equity investment in OGS.

     On September 9, 2000, the Company and Genmab entered into an amended and restated European Genomics Agreement (the "Amended European Genomics Agreement"), pursuant to which the Company agreed to assign to Genmab 100% of the Company's economic interests to each product the Company jointly develops with OGS (a "Medarex/OGS Product") and sells in Europe and 50% of its economic interest in each Medarex/OGS Product sold outside North America and Europe. Under the terms of the

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                            (Dollars in thousands)

5.   Contract and License Agreements (con't)

Amended European Genomics Agreement, if a Medarex/OGS Product is intended to be sold only in Europe, Genmab will reimburse the Company for 100% of the Company's research, development, manufacturing and commercialization expenses associated with such product. If the Medarex/OGS Product is to be sold only in North America, Genmab will not be obligated to reimburse the Company for any such expenses. In all other cases, Genmab will reimburse the Company for 50% of such expenses. In addition, the Company and Genmab have agreed that Genmab will purchase one-half of the Company's equity interest in OGS for $2,500.

     Dr. Donald L. Drakeman, the Company's President, Chief Executive Officer and a member of its board of directors, is also a member of the board of directors of OGS. Dr. Donald L. Drakeman has not received any options to purchase shares of capital stock of OGS and does not have an equity interest in OGS. Dr. Donald L. Drakeman is also a member of the board of directors of IDM (see note 6). Dr. Donald L. Drakeman has not received any options to purchase shares of capital stock of IDM and does not have an equity interest in IDM.

     The Company maintains a wholly owned subsidiary, Medarex Europe, that is located at Utrecht University, The Netherlands. Medarex Europe conducts research activities on behalf of the Company and is principally engaged in research and development activities on the Company's bispecific antibodies and monoclonal antibody technologies. Medarex Europe's personnel currently share some facilities and equipment with Genmab. Medarex Europe has provided and may continue to provide certain research and development services to Genmab on a contract basis.

     Until recently, Genmab's President and Chief Executive Officer, Dr. Lisa N. Drakeman, was the Company's Senior Vice President-Head of Business Development. Dr. Lisa N. Drakeman currently has a consulting agreement with the Company. Under the terms of such consulting agreement, Dr. Lisa N. Drakeman will provide up to two days per month of consulting services to the Company. As compensation for her services under this consulting agreement, Dr. Lisa N. Drakeman was granted stock at an exercise equal to the market price of the Company's common stock as of the date of grant. Dr. Lisa N. Drakeman is married to the Company's President and Chief Executive Officer, Dr. Donald L. Drakeman. Dr. Lisa N. Drakeman owns 30,000 shares of the Company's common stock and is custodian, on behalf of her children, of a further 31,072 shares. In addition, she has fully-vested options to purchase an additional 278,000 shares at an average weighted exercise price of $5.73 per share.

     Dr. Jan G.J. van de Winkel, Chief Scientific Officer of Genmab, was, until recently, Vice President and Scientific Director of Medarex Europe. The Company and Dr. van de Winkel currently have a consulting agreement pursuant to which Dr. van de Winkel will provide scientific related services and advice. The consulting agreement provides that Dr. van de Winkel may spend up to two days per month of consulting services to the Company. As compensation for his consulting services, Dr. van de Winkel was granted options to purchase 60,000 shares of the Company's common stock of which 20,000 shares vested upon the execution of the consulting agreement and the balance will vest upon the achievement of certain product development milestones. The exercise price for the options is $37.41 per share.

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                            (Dollars in thousands)

5.   Contract and License Agreements (con't)

     Mr. Irwin Lerner, the Chairman of the Company's board of directors and a director of Medarex Europe, is also a director of Genmab. In connection with his position on the board of directors of Genmab, Mr. Lerner has been awarded options to purchase 50,000 shares of Genmab's capital stock at an exercise price of DKK 59.7.

     Mr. Ernst Schweizer, President of Medarex Europe, is also a director of Genmab. In connection with his position on the board of directors of Genmab, Mr. Schweizer has been awarded options to purchase 55,000 shares of Genmab's capital stock at an average weighted exercise price of DKK 56.75.

6.   Unit Purchase Agreement

     In September 2000, the Company entered into a Unit Purchase Agreement and a Technology Access Agreement with IDM S.A. ("IDM") whereby the Company licensed to IDM certain of its technologies in exchange for equity units in IDM. As a result of this transaction, the Company will recorded a gain from the transfer of its technology of approximately $40,000 (based upon an independent valuation) in the third quarter of 2000. In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", the Company will recognize the approximately $40,000 as revenue for financial statement reporting purposes over a two-year period. During the third quarter of 2000, the Company recognized revenue of approximately $844 related to technology transfer.

     For tax reporting purposes, the entire gain of the transfer of technology is taxable to the Company at the time the transaction was completed (third quarter 2000). The provision for income taxes for the three and nine month periods ended September 30, 2000 has been partially offset by the use of net operating loss carryforwards which had not previously been recorded as assets. The remaining difference in timing of the income recognition is treated as a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes".

     The current tax expense recorded by the Company will be fully offset by the benefit of deductions related to nonqualified stock options exercised in 2000 and disqualifying dispositions of incentive stock options exercised in 2000.

     A deferred tax asset of $2,600 has been recognized at September 30, 2000 related to the income that is expected to be reported in the fourth quarter of 2000. The deferred tax asset for income that is expected to be reported after the period ending December 31, 2000 has been fully offset by a valuation allowance, as it is not "more likely than not" that the asset will be realized in future periods.

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                            (Dollars in thousands)

7.   Investments Accounted for Under the Equity Method

     In 1999, the Company acquired a 45% ownership interest in Genmab A/S a Danish biotechnology company. In June 2000, Genmab completed a private placement in which the Company invested $18,000 in Genmab in order to maintain its 45% ownership interest. On August 26, 2000 the Company received 279,760 shares of Genmab's capital stock per the European Genomics Agreement(see note 5). This increased the Company's ownership interest to 45.5%. As a result of Genmab's initial public offering completed in October 2000, the Company's equity interest in Genmab was reduced to approximately 33% (see note 10). As a result of these transactions, the Company is accounting for Genmab using the equity method. As a result of our ownership interest, we may incur losses to the extent of our investment in Genmab.

8.   Comprehensive Income (Loss)

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

     The components of comprehensive loss for the three and nine-month periods ended September 30, are as follows:

                                                 Nine months ended            Three months ended
                                                    September 30,                September 30,
                                                 1999          2000             1999        2000
                                                 ----          ----             ----        ----
Net loss                                    $  (10,445)  $  (12,634)       $  (5,086)  $  (2,755)
Unrealized gain (loss) on securities              (434)       2,367              (32)        690
                                            -------------------------      ----------------------
Total comprehensive loss                    $  (10,879)  $  (10,267)       $  (5,118)  $  (2,065)

9.   Segment Information

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

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                            (Dollars in thousands)

9.   Segment Information (con't)

     Revenue from customers representing 10% or more of total revenues for the three and nine months ended September 30, 1999 and 2000 is as follows:

                             Nine months ended   Three months ended
                               September 30,        September 30,
     Customer                  1999     2000        1999     2000
     --------                  ----     ----        ----     ----
     Kirin Brewery Co., Ltd.     0       41%          0%      26%
     Scil Biomedicals GmbH       0%      20%          0%      35%
     IDM S.A.                    0%       8%          0%      15%
     Centocor, Inc.             48%       1%          0%       1%
     Merck KGaA                 25%       0%          0%       0%
     Genmab A/S                  7%       7%         15%       8%
     Amgen, Inc.                 2%       3%         15%       2%
     Novartis Pharma AG          4%       5%         11%       4%
     No other single customer accounted for more than 10% of the Company's total revenues for the three and nine months ended September 30, 1999 and 2000, respectively.

10.  Subsequent Events

     On October 6, 2000 the Company participated in a private placement of IDM's securities and purchased additional equity of $5,172. The Company's equity position in IDM after completion of the private placement on a fully diluted basis is approximately 31%.

     On October 17, 2000 Genmab A/S announced the completion of the initial public offering of its Ordinary Shares. The global offering consisted of an issue of 6,000,000 new Ordinary Shares delivered either in the form of Ordinary Shares for trading on the Copenhagen Stock Exchange or in the form of Co-Ownership Interests ("COIS") for trading on the Neuer Market of the Frankfurt Stock Exchange. Each COIS represents one Ordinary Share. As the result of this offering the Company's equity investment in Genmab was reduced to 33%.

     On October 19, 2000, the Company and ZymoGenetics, Inc., announced an alliance to develop fully human antibody therapeutics. The companies plan to combine Medarex's fully human monoclonal antibody development technology and ZymoGenetic's expertise in the field of genomics and protein therapeutics to create antibodies to multiple disease targets identified by ZymoGenetics.

     Under the terms of the agreement, ZymoGenetics is responsible for the development and commercialization of human antibody products resulting from this alliance. The Company expects to receive license fees and milestone payments as well as royalties on commercial sales of products resulting from the alliance with ZymoGenetics.

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                            (Dollars in thousands)

10.  Subsequent Events (con't)

     In October 2000, the Company signed a purchase agreement to buy, subject to completion of due diligence, a facility in Greenwich, New Jersey. The Greenwich facility is situated on approximately 100 acres and contains approximately 165,000 square feet of laboratory and office space. The Company expects to modify and expand this facility to provide it with additional capacity to provide materials for clinical trials. The cost of the Greenwich facility including land, building and initial modifications is expected to be approximately $30,000. On November 3, 2000, the Company acquired the Milpitas, California facility which it had leased in April 2000 for approximately $14,600. This property is approximately 57,000 square feet of laboratory and office space.

     On November 6, 2000, the Company and Eli Lilly and Company announced that the Company has agreed to produce fully human antibodies for a number of Lilly's disease targets. Lilly expects to pursue the development of these antibodies as therapeutic pharmaceutical products. Under the terms of the agreement, Lilly is responsible for the development and commercialization of human antibody products resulting from this alliance. The Company expects to receive license fees and milestone payments as well as royalties on commercial sales of products resulting from the alliance with Lilly.

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

Liquidity and Capital Resources
-------------------------------

        We have approximately $366,100 in cash, cash equivalents and marketable securities and approximately $21,900 in a segregated cash account as of September 30, 2000. Operating activities consumed approximately $15,500 of cash for the nine-month period ended September 30, 2000.

        We have entered into a binding letter of intent with Eos Biotechnology, Inc. to develop and commercialize genomics-derived antibody-based therapeutic products. Pursuant to the letter of intent, on May 15, 2000 we paid $5,000 to Eos Biotechnology and deposited an additional $20,000 in a third party escrow account to be released over time to Eos Biotechnology upon the achievement of certain milestones. This escrow deposit is included on our balance sheet as segregated cash.

        We have also entered into a technology access agreement with IDM S.A. relating to the development of certain of our non-HuMAb-Mouse antibody-based products. We paid IDM $2,000 upon the execution of this agreement in September 2000. In addition, in October 2000, the Company purchased additional equity in IDM of $5,172 resulting in a 31% equity position on a fully diluted basis. As a result of these agreements, we may incur losses to the extent of our investment in IDM.

        On June 7, 2000 we invested $18,000 in Genmab A/S a Danish biotechnology company that is developing fully human antibody products to treat life threatening and debilitating diseases, including cancer and chronic, inflammatory conditions, such as rheumatoid arthritis and psoriasis. This investment was made in order to maintain our 45% ownership interest in Genmab. On August 26, 2000 the Company received additional shares of Genmab's stock per the European Genomics Agreement. This increased our investment to 45.5%. In October 2000, Genmab completed an initial public offering, which reduced the Company's ownership position to 33%. As a result of our ownership interest, we may incur losses to the extent of our investment in Genmab.

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

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                            (Dollars in thousands)

Liquidity and Capital Resources (con't)
--------------------------------------

     Our current sources of liquidity are our cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, sales of our products for research and contract and licensing revenues. As we utilize our cash, the interest earned on the investment thereof will be reduced. We believe that under existing operating plans our current sources of liquidity will be sufficient to meet anticipated cash requirements for the foreseeable future.

     We lease approximately 43,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. The term of the lease expires on September 30, 2003, subject to renewal for an additional five years. We believe that this facility is well suited for clinical-grade production of monoclonal antibodies, since we have in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. This facility has a capacity of 10 kilograms of monoclonal antibody production per year. We believe that our existing facilities are adequate for the production of materials for clinical trials of our current products and for providing the services we currently offer to our corporate partners in connection with our human antibody technology. In October 2000, we signed a purchase agreement to acquire, subject to completion of due diligence, a facility in Greenwich, New Jersey. The Greenwich facility is situated on approximately 100 acres of land and currently contains approximately 165,000 square feet of laboratory and office space. We intend to modify and expand the Greenwich facility to increase our capacity to provide materials for clinical trials for our future products under development through our collaborations and alliances. However, we do not currently have the capability to manufacture our products under development in large commercial quantities and have no experience in commercial-scale manufacturing.

     In April 2000, we signed a new lease for approximately 57,000 square feet of laboratory and office space in Milpitas, California. In November the Company purchased the Milpitas, California facility which will be used by our expanding GenPharm subsidiary.

     At September 30, 2000 the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $4,850. As of September 30, 2000, we have commitments for approximately $11,925 of capital expenditures. In addition, as the result of the purchase of the Milpitas, California facility and Greenwich, New Jersey facility, we have additional commitments of approximately $44,200.

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

                            (Dollars in thousands)

Results of Operations
---------------------

Nine months ended September 30, 1999 and 2000
---------------------------------------------

     Revenue for the nine-month period ended September 30, 2000 increased by $2,575, a 31% increase from the nine-month period ended September 30, 1999. This increase relates principally to $4,500 of contract and license revenues from Kirin Brewery Co., Ltd. and $2,155 from Scil Biomedicals GmbH, partially offset by a $4,000 milestone payment from Centocor, Inc. received in January 1999.

     Cost of sales decreased by $100 during the first nine months of 2000, a 55% decrease as compared to the first nine months of 1999. This decrease relates principally to lack of production of MDX CD4 for Genmab, which was produced in 1999 but was not produced in 2000.

     Research and development expenses increased $7,614 during the first nine months of 2000, a 50% increase from the first nine months of 1999. The increase is principally due to a $5,000 payment to Eos Biotechnology, as part of a binding letter of intent for upfront fees to develop and commercialize genomics-derived antibody-based therapeutic products, and higher personnel costs.

     General and administrative expenses increased by $7,870 for the first nine months of 2000, a 185% increase from the first nine months of 1999. The increase is primarily attributable to heightened personnel costs incurred in connection with the expansion of our business activities and increased consulting and shareholder relation expenses. Included in these expenses are non-cash charges for options issued to employees and options and warrants issued to consultants of $1,896 and $3,779, respectively.

     Equity in net income of affiliate of $393 reflects our share of Genmab's earnings subsequent to our June 2000 investment of $18,000 in this joint venture biotechnology company. Genmab is an affiliated company and is accounted for using the equity method.

     Interest and dividend income increased by $14,589 for the nine-months ending September 30, 2000, a 1792% increase as compared to the nine months ended September 30, 1999. The increase reflects interest earned on higher average cash balances resulting from the proceeds received from the March 3, 2000 follow-on public offering of our common stock. We sold 2,399,204 shares and received net proceeds of approximately $388,000.

Three months ended September 30, 1999 and 2000
----------------------------------------------

     Revenue for the three-month's ended September 30, 2000 increased by $4,360, a 332% increase from the three-month's ended September 30, 1999. The increase relates principally to $1,988 of contract and license revenues from Scil Biomedicals and $1,500 from Kirin.

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                            (Dollars in thousands)

Three months ended September 30, 1999 and 2000 (con't)
-----------------------------------------------------

     Cost of sales remained comparable for the three-months ended September 30, 2000 to the three months ended September 30, 1999.

     Research and development expenses increased $522 during the three-months ended September 30, 2000, a 10% increase as compared to the three-months ended September 30, 1999. The increase is principally due to higher personnel costs, research funding payments to Biosite Diagnostics, Inc. and consulting expenses, offset in part by reimbursable costs from Scil Biomedicals.

     General and administrative expenses increased by $4,581 for the three-month period ending September 30, 2000, a 281% increase from the same period in 1999. The increase is primarily attributable to heightened consulting expenses, personnel costs and shareholder relation expenses. Included in these expenses are non-cash charges for options issued to employees and options and warrants issued to consultants of $3,467.

     Equity in net income of affiliate of $551 reflects our share of Genmab's earnings subsequent to our June 2000 investment of $18,000 in this joint venture biotechnology company. Genmab is an affiliated company and is accounted for using the equity method.

     Interest and dividend income increased by $6,589 for the three-months ending September 30, 2000, a 2574% increase as compared to the quarter ended September 30, 1999. The increase reflects interest earned on higher average cash balances resulting from the proceeds received from the first quarter 2000 follow-on public offering of our common stock. We sold 2,399,204 shares and received net proceeds of approximately $388,000.

     We have incurred and will continue to incur significant costs in the area of research and development, including pre-clinical and clinical trials as our products develop. General and administrative costs are also expected to increase with the increase of administrative activities resulting from the expansion of our clinical development and other business activities.

Part II - Other Information

Item 4.

Item 6. Exhibits and reports on Form 8-K

(a)  Reports on Form 8-K:

     Form 8-K filed September 13, 2000 re: Commencement of Genmab A/S initial public offering.

     Form 8-K filed on September 15, 2000 re: certain events.

(b)  Exhibits.

     27.1 Financial Data Schedule

                                  Signatures
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    MEDAREX, INC.
                                                    ------------
                                                    (Registrant)

Date: November 7, 2000                              By /s/ Michael A. Appelbaum
                                                       ------------------------
                                                    Michael A. Appelbaum
                                                    Executive Vice President
                                                    Finance and Administration
                                                    (Principal Financial and
                                                    Accounting Officer)