Form 10-Q/A
period 2000-09-30
MEDAREX INC
filed 2000-11-22
CIK 874255

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.20549
                                   FORM 10-Q/A

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

Part II - Other Information

Item 1:   Legal Proceedings

     On May 24, 2000, Lexicon Genetics Incorporated filed a complaint against Deltagen, Inc. in U.S. District Court for the District of Delaware alleging that Deltagen is willfully infringing the claims of United States Patent
No. 5,789,215, under which Lexicon holds an exclusive license in the relevant field from our wholly-owned subsidiary GenPharm International, Inc. This patent covers certain methods of engineering the animal genome, including methods for the production of knockout mice.

     On October 31, 2000, Lexicon amended its complaint to add GenPharm, as the licensor of the patent, as a plaintiff. On November 14, 2000, Deltagen filed an answer to Lexicon's amended complaint which included counterclaims against Lexicon and, for the first time, counterclaims against GenPharm. In its counterclaims, Deltagen is seeking declaratory relief that the patent is invalid, unenforceable and not infringed. In addition, Deltagen asserted counterclaims against both Lexicon and GenPharm under the antitrust laws. Deltagen is seeking, among other relief, an award of monetary damages against Lexicon and GenPharm in an unspecified amount. Any damages for violations of the antitrust laws would be trebled.

     The litigation against GenPharm is in the very early stages and we cannot predict its outcome or any possible financial losses that we may incur as a result of the litigation. Such losses, if any, could have a material effect on our operating results. We believe that the litigation against GenPharm is without merit and intend to defend the action vigorously. Futhermore, because we do not use the technology that is the subject of the litigation in any material way in our business as currently conducted, we do not believe that a judgment in favor of Deltagen would have a material adverse effect on the conduct of our business.

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

                                                    MEDAREX, INC.
                                                    ------------
                                                    (Registrant)

Date: November 17, 2000                             By /s/ Christian Schade
                                                       ------------------------
                                                    Christian Schade
                                                    Senior Vice President,
                                                    Treasurer and Chief
                                                    Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)