Form 10-K405
period 2000-12-31
MEDAREX INC
filed 2001-04-02
CIK 874255

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December               Commission File No. 0-19312
31, 2000

                                 MEDAREX, INC.
             (Exact name of registrant as specified in its charter)

              New Jersey                               22-2822175
     (State or other jurisdiction          (IRS Employer Identification No.)
   ofincorporation or organization)

   707 State Road #206, Princeton, New Jersey            08540
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

                                      [X]

  As of December 31, 2000, the registrant had outstanding 72,597,666 shares of Common Stock, $0.01 par value ("Common Stock"), which is registrant's only class of Common Stock.

  The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price of $14.3125 per share on March 21, 2001 was approximately $1,040,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
 (Specific pages incorporated are identified under the applicable item herein)

  Portions of the registrant's definitive Proxy Statement for the annual meeting of shareholders to be held on May 23, 2001 (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index.

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

Item 1. Business

Overview

   We are a human monoclonal antibody-based company with integrated discovery, development and clinical supply manufacturing capabilities. We are able to create fully human monoclonal antibodies using our UltiMAb(TM) Human Antibody Development System SM. This unique combination of human antibody technologies includes: (1) our HuMAb-Mouse(R), in which the mouse genes for creating antibodies have been inactivated and replaced by human antibody genes; (2) pursuant to an agreement with Kirin Brewery Co. Ltd., Kirin's TC Mouse(TM), which is "transchromosomic," meaning that 100% of the human antibody genes contained in the transplanted chromosomes are present in the mouse; and (3) a crossbred mouse that combines the unique traits of our HuMAb-Mouse with Kirin's TC Mouse. With our UltiMAb Human Antibody Development System, we believe we have assembled a unique platform of mice for creating the entire spectrum of fully human antibodies, which typically have high affinity. As of March 21, 2001, 31 companies have acquired the rights to use our human antibody technology in their development of new products, including major pharmaceutical and biotechnology companies such as Novartis Pharma AG, Amgen, Inc., Immunex Corporation, Schering AG, Centocor, Inc. (a subsidiary of Johnson & Johnson) and Eli Lilly & Company.

   As new disease-related targets are continually being discovered through genomic and other research programs, we intend to use our human antibody technology to develop therapeutic products for ourselves and for our corporate partners. As part of our Applied Genomics strategy, we have entered into alliances with a number of genomics and proteomics companies, including Athersys, Inc., Corixa Corporation, Eos Biotechnology, Inc., Epigen, Inc., Immusol, Inc., Oxford GlycoSciences plc, Regeneron Pharmaceuticals, Incorporated, and Seattle Genetics, Inc. to develop and commercialize genomics-derived antibody-based therapeutic products for the treatment or prevention of life-threatening diseases. We have also entered into a collaboration with Genmab A/S, a publicly held Danish biotechnology company ("Genmab") in which we have a 33% equity interest, pursuant to which Medarex and Genmab will jointly enter into genomic partnerships involving our human antibody technology with companies located in Europe, such as the collaboration with Gemini Genomics.

   We believe that genomics and other research techniques are leading to the discovery of an unprecedented number of potential targets for therapeutic antibody products. To date, nine monoclonal antibody-based products have been approved for sale by the United States Food and Drug Administration ("FDA"), and these antibodies have generated revenues in excess of $2 billion worldwide. The majority of these antibodies have been on the market for less than three years. Most of the antibodies currently in development, and all of the antibodies that form the basis of these approved products, have been made in normal ("wild type") mice and subsequently have been made "chimeric" or "humanized," leading to a product that contains both human and rodent proteins. These rodent proteins may be recognized by a patient's immune system as "foreign," potentially limiting the utility of the product or causing allergic reactions. Instead of engineering mouse antibodies to make them chimeric or humanized, we have developed mice that make fully human antibodies.

   Using our UltiMAb Human Antibody Development System, it is possible to create and develop product candidates very rapidly. Under our T-12 Development SM program, we have been able to complete the process of making a very high affinity, fully human antibody to a therapeutic target, and have filed an application for an

Investigational New Drug , or IND, with the FDA in less than 12 months. Although not every product candidate will be appropriate for such rapid development, we believe that this efficient and rapid development capability will provide an attractive platform for product development for our corporate partners and for our own in-house development programs.

   With our partner Biosite Diagnostics Incorporated, we have developed Trans-Phage Technology SM. With our human antibody technology and Biosite's Omniclonal(TM) phage display technology, we can now offer our partners access to large volumes of high affinity, fully human antibodies to validate genomic targets and to identify drug candidates. We believe that Trans-Phage Technology will enable scientists to make large libraries of fully human antibodies to virtually any disease target.

   We believe that the potential of our UltiMAb Human Antibody Development System to rapidly generate high affinity, fully human antibodies has led to numerous corporate partnerships under which biopharmaceutical companies have acquired the right to use our human antibody technology. We initiated or expanded nine corporate partnerships prior to 1999 and an additional six in 1999. We entered into 12 corporate partnerships in 2000, and as of March 21, 2001, we have entered into four corporate partnerships in 2001. We expect to enter into several new or expanded corporate partnerships in each of the next several years.

   In addition to our UltiMAb system, we have considerable experience in clinical supply antibody manufacturing. To facilitate the development and commercialization of antibody-based products for us and for our partners, we have assembled a team of experienced scientific, production and regulatory personnel. This team operates in our manufacturing facility, which complies with applicable FDA current Good Manufacturing Practice regulations, or cGMP. This facility currently has a capacity of 10 kilograms of monoclonal antibody production per year. Over the last five years, we have received regulatory approval to commence clinical testing of eight products in seven countries.

   More than 200 companies are developing monoclonal antibody-based products. We believe that many of these companies are potential partners for our human antibody technology. In part, this reflects the enormous increase in knowledge about potential targets currently in research and development. For example, genomics researchers have suggested that scientists may identify as many as 4,000 to 15,000 novel targets, many of which will be appropriate for monoclonal antibody-based products. We believe that our human antibody technology and our product development experience, coupled with our T-12 Development capabilities and our manufacturing facilities, will allow us to rapidly create and develop numerous fully human antibodies based upon these targets. We intend to develop some of these products for our own portfolio and some in collaboration with our corporate partners.

Our Human Antibody Technology

   Our human antibody technology includes our HuMAb-Mouse technology, Kirin's TC Mouse technology, and a crossbred mouse that combines the characteristics of our HuMAb-Mouse with Kirin's TC Mouse, all of which are part of our UltiMAb Human Antibody Development System. All of these technologies have been designed to produce fully human monoclonal antibodies. Our partners will have access to the entire UltiMAb Human Antibody Development System.

   Our HuMAb-Mouse Technology. We have developed "transgenic" mice to create fully human monoclonal antibodies. In these transgenic mice, the mouse genes for creating antibodies have been inactivated and have been replaced by human antibody genes. Because genes determine what proteins are made, our transgenic mice make human antibody proteins. We have thus created mice, known as "HuMAb-Mice," that have the ability to make fully human monoclonal antibodies. This result avoids the need to humanize murine monoclonal antibodies. Because the human genes in our HuMAb-Mice are stable, they are passed on to offspring of the mice. Thus, such traits can be bred indefinitely at relatively low cost and without additional genetic engineering. Our HuMAb-Mouse has the proven ability to generate fully human antibodies with affinities in the picomolar range (as high as 10/12/).

   Kirin's TC Mouse Technology. Our corporate partner, Kirin, has developed mice with 100% of the human antibody genes. These mice are "transchromosomic"--that is, the mouse genes for creating antibodies have been inactivated and have been replaced by the human chromosomes containing all of the human antibody genes, including all heavy chain classes that encode all isotypes (IgA, IgD, IgE, IgG, IgM), as well as all subclasses of antibodies, such as IgG1 and IgG4. These "TC Mice" also have the ability to make fully human monoclonal antibodies. We have entered into a binding letter of intent to acquire access to this technology under which Kirin was granted certain rights to use our HuMAb technology and paid us an upfront fee of $12 million.

   The Crossbred Mouse. In December 2000, Medarex and Kirin unveiled a crossbred mouse, which is the newest addition to our UltiMAb Human Antibody Development System. With the UltiMAb Human Antibody Development System, Medarex has assembled a unique platform of mice for creating the entire spectrum of fully human antibodies. Medarex and Kirin combined their technologies and the unique traits of the HuMAb-Mouse and TC Mouse, to create a new crossbred mouse that retains the capability to produce all human antibody isotypes with a robust immune response previously unseen in any human antibody producing mouse system.

   Our unique platform of mice is able to produce completely human monoclonal antibodies when they are immunized using the same techniques that have been used for many years to make mouse monoclonal antibodies. The creation of these monoclonal antibodies takes approximately three to six months, the same amount of time as the immunization of normal, wild-type mice. We believe that the monoclonal antibodies derived from our human antibody technologies typically have affinities as high or higher than antibodies obtained from other technologies. The antibodies from our human antibody technologies are 100% human and do not require any humanization, a process that makes a partially murine antibody "more human." Since the immune systems in our mice have been left intact, except for the genes related to antibody formation, the mice are capable of producing fully human antibodies to human antigen targets.

   We believe that our human antibody services and technologies offer potential advantages as compared to the services and technologies offered by competitors that rely on other antibody development technologies such as humanization. These potential advantages include:

   Fully Human Antibodies. Unlike humanization techniques, our UltiMAb Human Antibody Development System generates antibodies with 100% human protein sequences, which we believe will permit the development of products with a favorable safety profile. Additionally, fully human antibody-based products are likely to be eliminated less rapidly from the human body, potentially reducing the frequency and amount of dosing.

   Breadth of Human Antibody Technology. Our collaboration with Kirin allows us to provide our corporate partners with access to Kirin's TC Mouse transchromosomic technology and a crossbred mouse that combines the characteristics of our HuMAb-Mouse with Kirin's TC Mouse. Kirin's TC Mouse contains 100% of the human antibody genes, including the genes for all heavy chain classes that encode all isotypes, as well as all subclasses of antibodies. The combination of our HuMAb-Mouse, Kirin's TC Mouse and the new crossbred mouse will provide us and our partners with a broad range of options for producing fully human antibodies.

   High Affinity Antibodies. Our human antibody technology takes advantage of the natural affinity maturation process, creating antibodies that, in a number of cases, have affinities one hundred to one thousand times higher than the chimeric or humanized antibodies now approved for sale in the United States. These high affinity antibodies have been made to a wide range of target antigens. In addition, we can usually generate antibody product candidates in three to six months. In contrast to antibodies generated using humanization and phage display technologies, our human antibodies are produced without the need for any subsequent engineering to make them more human, a process that at times has proven to be challenging and time consuming. By avoiding the need to further engineer antibodies, we reduce the risk that an antibody's structure and function will be altered between the time of the selection of the initial antibody and the time the final version of the antibody is placed into production.

   Rapid Development Capabilities. By combining our technology for creating fully human antibodies with our in-house development and clinical supply manufacturing expertise, we have been able to progress from immunization to IND filing in less than 12 months through our T-12 Development Program. We are using this rapid development capability for the development of our own product candidates and as a service for our corporate partners.

   Diverse Selection of Antibodies Responding to Many Disease Targets. Our UltiMAb Human Antibody Development System has the potential to generate high affinity antibodies that recognize more antigen structures than other technologies. In addition, our human antibody technology has created large panels of monoclonal antibodies to many potentially medically relevant antigens. For a given antigen target, the ability to select a product candidate from a pool of multiple antibodies could be important in selecting the optimal antibody product for development.

   Flexibility for Our Customers. Our human antibody technology can be used either in our laboratories or in the laboratories of our corporate partners. This provides our corporate partners with the flexibility to incorporate our technology into their research and development programs or to contract with us to produce the antibodies. High affinity antibodies from our human antibody technology have been made by some of our corporate partners in their own laboratories in addition to the ones we have made in our facility.

   More Efficient Product Development. In contrast to humanization or phage display, which require the cloning of an antibody gene and the generation of a recombinant cell line, the B cells generated in our mice can be turned directly into hybridoma cell lines for human antibody production. Therefore, a supply of monoclonal antibodies can be produced rapidly to allow the timely initiation of preclinical and clinical studies. Furthermore, since our human antibody technology can potentially produce multiple product candidates more quickly than humanization and phage display technology, preclinical testing can be conducted on several antibodies in parallel to identify the optimal product candidate that will be tested in clinical trials.

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

Our Human Antibody Development Business

   We believe that our human antibody technology development experience and clinical supply manufacturing facilities, will allow us to rapidly create and develop prolific amounts of fully human antibodies. We intend to develop some of these product candidates for our own account and some in collaboration with other companies.

   In addition to our UltiMAb Human Antibody Development System, we have considerable experience in clinical development and clinical supply antibody manufacturing. To facilitate the development and commercialization of antibody-based products for us and for our partners, we have assembled a team of experienced scientific, production and regulatory personnel. This team operates in our cGMP manufacturing facility, which currently has a capacity of 10 kilograms of monoclonal antibody production per year. Over the last five years, we have received regulatory approval to commence clinical testing of eight products in seven countries. By combining our technology for creating fully human antibodies with our in-house development and manufacturing expertise, we have been able to progress from immunization to the filing of an IND in less than 12 months. Although we believe that our existing facilities are adequate for the production of materials for clinical trials of our products and for providing the services we offer to our corporate partners in connection with our human antibody technology, we are in the process of expanding our manufacturing capabilities. In January 2001, we purchased a facility in Greenwich, New Jersey. The Greenwich facility contains approximately 165,000 square feet of laboratory and office space. We intend to modify the Greenwich facility to increase our capacity to provide materials for clinical trials for our own products, as well as those under development through our collaborations. In addition, in February 2001, we purchased 106 acres bordering the Greenwich facility for future expansion to facilitate commercial-scale manufacturing. However, we do not currently have the capability to manufacture our products under development in large commercial quantities and have no experience in commercial-scale manufacturing.

   As part of our Applied Genomics strategy, we have established a number of collaborations with leading companies that have expertise in genomics and/or proteomics. We are currently in discussion with several companies that have identified potential therapeutic targets or have created platforms for the identification of such targets. We are actively seeking the opportunity to in-license and/or acquire such targets, and we intend to develop novel therapeutic products by producing human antibodies that interact with the targets. Along with our partners, we plan to share equally all costs of clinical development and will share equally in the revenues, expenses and profits associated with the products that successfully make it to the market. We expect to enter into additional collaborations in the future.

   We are in the process of developing a number of fully human antibodies internally, as well as with our corporate partners. Our affiliate, Genmab, is conducting Phase II clinical trials of HuMax-CD4, an anti-CD4 fully human antibody being developed for rheumatoid arthritis and psoriasis. CD4 is a receptor on T-cells that is believed to be associated with the inflammatory process. Additionally, we are developing MDX-101 internally. MDX-101 is a fully human antibody developed through the use of our HuMAb-Mouse technology that targets an immune receptor known as CTLA-4. This receptor, which is a protein found on the surface of T-cells, is believed by scientists to suppress the attack by immune system killer cells on tumors or infectious agents. By using a fully human antibody to block the activity of CTLA-4, we believe that patients' immune systems may be able to mount a stronger immune response against foreign pathogens and cancers. We began Phase I/II clinical testing of MDX-101 in prostate cancer patients during 2000. In December 2000, one of our partners, Centocor, filed an IND with the FDA for the investigation of a fully human antibody product in the treatment of inflammatory disease. This fully human antibody product was developed using our HuMAb-Mouse technology.

   Most of our corporate partners have entered into multi-antigen collaborations with us that allow them to use our technology broadly throughout their research and development programs. In those cases, our corporate partners will need to obtain commercial licenses from us for any human monoclonal antibodies that they seek to commercialize. To date, a number of our corporate partners have elected to obtain a commercial license for monoclonal antibodies to several targets. In some cases, once a corporate partner has obtained a commercial license for monoclonal antibodies to a given target, we can no longer license our human antibody technology for that particular target.

Our Human Antibody Partnering Business

   As of March 21, 2001, we have established partnerships with the following 31 companies to use our technology to produce fully human antibodies to potential antigen targets. Under these partnerships, we and our corporate partners intend to generate antibody product candidates for the treatment and/or diagnosis of cancer, inflammation, transplant rejection, cardiovascular disease and other diseases.

Partner                                            Date of Agreement
-------                                            -----------------
Immusol, Inc.                                      February 2001
Seattle Genetics, Inc.                             February 2001
B. Twelve, Inc.                                    January 2001
Novo Nordisk A/S                                   January 2001
Gemini Genomics plc                                December 2000
Epigen, Inc.                                       November 2000
Eli Lilly & Company                                November 2000, January 2001
ZymoGenetics, Inc.                                 October 2000
Oxford GlycoSciences plc                           September 2000
Athersys, Inc.                                     August 2000
Biosite Diagnostics Incorporated                   June 2000
Corixa Corporation                                 June 2000
MedImmune, Inc.                                    June 2000
Coulter Pharmaceutical, Inc./1/                    April 2000
Regeneron Pharmaceuticals, Incorporated            March 2000
Raven Biotechnologies, Inc.                        March 2000
Kirin Brewery Co., Ltd.                            December 1999
IDM, S.A.                                          December 1999
Amgen, Inc.                                        September 1999
Eos Biotechnology, Inc.                            August 1999, February 2000
Genmab A/S                                         March 1999, August 2000
Immunex Corporation                                January 1999
Novartis Pharma AG                                 November 1998
medac GmbH                                         September 1998
FibroGen, Inc.                                     July 1998
Bristol-Myers Squibb Company                       June 1998
EluSys Therapeutics, Inc.                          May 1998
Schering AG                                        February 1998, May 1999
Centocor, Inc., a subsidiary of Johnson & Johnson  February 1997, May 2000
LeukoSite, Inc., a subsidiary of Millennium Phar-
 maceuticals, Inc.                                 January 1995, February 1999
Eisai Co., Ltd.                                    May 1993

--------
 /1/ Coulter merged with Corixa in December 2000.

   We expect that substantially all of our revenues over the next few years will come from payments from our existing and future corporate partners. These collaborations typically provide our corporate partners with access to our human antibody technology for the purpose of generating fully human antibodies to specific antigen targets identified by our corporate partners. In most cases, we provide our mice to our corporate partners who then immunize the mice to generate fully human antibodies. In other cases, we may immunize the mice with our corporate partner's antigen.

Our Corporate Partnerships

   In general, we have two types of fully human antibody partnerships: (1) those in which Medarex licenses its human antibody generation technology to our partners; and (2) those in which Medarex collaborates with a partner to jointly develop and commercialize human antibody products.

   Licenses of Our Technology for the Development of Fully Human Antibodies by Our Partners

   The financial terms of our licensing partnerships typically include license fees and a series of milestone payments commencing upon initiation of clinical trials through commercialization. These fees and milestones may total up to $7 to $10 million per antibody if the antibody receives approval from the FDA and equivalent foreign agencies. Under these partnerships, we also will receive royalties on any product sales. In some cases, our corporate partners reimburse us for research and development activities conducted on their behalf. Generally, under the terms of these agreements, our corporate partners are responsible for all costs of product development, manufacturing and marketing of any products.

   Most of these licensing partnerships share a similar structure to that described above. There is usually an initial period during which our corporate partner may elect to enter into a research license for antibodies to a particular designated target. Subsequently, our corporate partner may elect to obtain a commercial license for monoclonal antibodies to a particular target. As of March 21, 2001, we have entered into 22 such partnerships, each of which is further described below.

   Novo Nordisk. In January 2001, we entered into an agreement with Novo Nordisk A/S to develop fully human antibodies to multiple disease targets identified by Novo Nordisk. Novo Nordisk will develop and commercialize any human antibody products resulting from this agreement. We will receive certain upfront payments and could receive milestone payments as well as royalties on commercial sales of products resulting from our agreement with Novo Nordisk.

   B. Twelve. In January 2001, we entered into an agreement with B. Twelve, Inc. to develop fully human antibodies to several cancer related targets identified by B. Twelve's technology. B. Twelve will develop and commercialize human antibody products resulting from this agreement. We could receive license fees and milestone payments as well as royalties on commercial sales of products resulting from our agreement with B. Twelve. We have received B. Twelve common stock representing approximately 9% of B. Twelve's outstanding shares. The value of the shares received by us will be applied against certain license fees and milestone payments payable by B. Twelve to us under the terms of this agreement.

   Eli Lilly. In November 2000, we entered into an agreement with Eli Lilly & Co. to develop fully human antibodies to multiple disease targets identified by Lilly. In January 2001, this collaboration was expanded to allow Lilly to utilize Trans-Phage Technology through our collaboration with Biosite. Lilly will develop and commercialize any human antibody products resulting from this agreement. We could receive license fees and milestone payments as well as royalties on commercial sales of products resulting from our agreement with Lilly.

   ZymoGenetics. In October 2000, we entered into an agreement with ZymoGenetics, Inc. to develop fully human antibody therapeutics. The companies plan to combine our fully human monoclonal antibody development technology and ZymoGenetic's expertise in the field of genomics and protein therapeutics to create antibodies to multiple disease targets identified by ZymoGenetics. ZymoGenetics will develop and commercialize human antibody products resulting from this agreement. We could receive license fees and milestone payments as well as royalties on commercial sales of products resulting from our agreement with ZymoGenetics.

   MedImmune. In June 2000, we entered into an agreement with MedImmune, Inc. to develop fully human antibodies to multiple disease targets identified by MedImmune. Under the terms of the agreement, MedImmune received an exclusive, worldwide license for the use of our human antibody technology for the development of antibodies against respiratory syncytial virus, or RSV, and an option to further license the use of this technology for additional antigens. We will receive technology access fees, and could receive license fees and milestone payments as well as royalties on commercial sales of products resulting from our agreement with MedImmune.

   Biosite. In June 2000, we entered into an agreement with Biosite Diagnostics Incorporated aimed at accelerating drug research via Trans-Phage Technology. This high throughput method to create fully human antibodies combines the immunological power of our human antibody technology with the speed of Biosite's

Omniclonal phage display technology. Through this partnership, Biosite and our company will offer pharmaceutical and biotechnology companies access to large volumes of high-affinity, fully human antibodies to validate genomic targets and to identify promising drug candidates. Under the terms of the agreement, Biosite will receive research funding of $3 million per year over eight years from us, along with research fees and, if any products are generated through the partnership, milestone payments and royalties. Biosite may also receive diagnostic rights to targets identified through the partnership. We anticipate, as a result of this agreement, receiving payments from third-party partners, including milestone payments, royalties and reimbursement payments, that may offset the research funding being paid to Biosite.

   Coulter/Corixa. In April 2000, we entered into an agreement with Coulter Pharmaceutical, Inc. which merged with Corixa Corporation in December 2000, to develop fully human antibodies against a number of specific target antigens identified by Corixa. Corixa will have the option to obtain exclusive commercial rights to these antibodies. We could receive research and development payments, license fees and milestone payments, as well as royalties on commercial sales products resulting from our agreement with Corixa.

   Raven. In March 2000, we entered into an agreement with Raven Biotechnologies, Inc. to develop fully human antibodies to multiple disease targets identified by Raven using their integrated platform of comprehensive cell surface mapping. Raven will develop and commercialize any human antibody products resulting from this agreement. We could receive research payments, license fees and milestone payments as well as royalties on commercial sales of products resulting from our agreement with Raven.

   Kirin. In December 1999, we entered into a binding letter of intent with Kirin Brewery Co., Ltd. providing for the global commercialization of technology for creating fully human monoclonal antibodies. Under the terms of this letter of intent, Kirin was designated as the primary distributor of our HuMAb-Mouse technology in Asia, and we were designated as the primary distributor of Kirin's TC Mouse outside of Asia. Kirin paid us $12 million in upfront fees and is expected to pay certain additional payments over the term of this arrangement. We have exchanged broad licenses with Kirin, subject to milestone and royalty payments, for use of each other's technology for the development of human antibody therapeutic products. The binding letter of intent with Kirin includes the principal terms of the transaction. These terms are not subject to change except upon mutual consent and will be incorporated into a definitive agreement. Any additional terms are subject to the execution of the definitive agreement. Under the terms of the letter of intent, any disagreements that arise with respect to such additional terms are subject to binding arbitration. As part of our partnership with Kirin, we have recently expanded our fully-integrated human antibody technology platform with the development of a unique crossbred mouse, which combines the unique traits of our HuMAb-Mouse with Kirin's TC Mouse, as the newest addition to our UltiMAb Human Antibody Development System.

   IDM. In December 1999, we entered into an agreement with IDM, S.A. to develop fully human antibodies to multiple disease targets identified by IDM. IDM will develop and commercialize any human antibody products resulting from this agreement. We could receive research payments, license fees and milestone payments as well as royalties on commercial sales of products resulting from our agreement with IDM.

   Amgen. In September 1999, we entered into an agreement with Amgen, Inc. to develop fully human antibodies to multiple disease targets identified by Amgen. Amgen will develop and commercialize any human antibody products resulting from this agreement. We have received research payments and could receive license fees and milestone payments, as well as royalties on commercial sales of products resulting from our agreement with Amgen.

   Eos Biotechnology. In August 1999, we entered into an agreement with Eos Biotechnology, Inc. to develop fully human antibodies to multiple disease targets identified by Eos. In February 2001, this collaboration was expanded to allow Eos Biotechnology to utilize Trans-Phage Technology through our collaboration with Biosite.

We could receive research payments, license fees and milestone payments as well as royalties on commercial sales of products resulting from our agreement with Eos. This partnership is in addition to our collaboration with Eos, entered into in February 2000, for the development and commercialization of genomics-derived antibody-based therapeutic products.

   Immunex. In January 1999, we entered into an agreement with Immunex Corporation to develop fully human antibodies to multiple disease targets identified by Immunex. Immunex will develop and commercialize any human antibody products resulting from this agreement. We will receive technology access fees and could receive research payments, license fees and milestone payments as well as royalties on commercial sales of products resulting from our agreement with Immunex.

   Novartis. In November 1998, we entered into an agreement with Novartis Pharma AG to develop fully human antibodies to multiple disease targets identified by Novartis. Novartis will develop and commercialize any human antibody products resulting from this agreement. Under the terms of the agreement, Novartis made an initial equity investment in our common stock of $2 million. Novartis made an additional $1 million equity investment in Medarex in November 1999. A further $3 million in equity purchases may be made after the initial five-year term of the agreement. In addition, we could receive research payments, license fees and milestone payments as well as royalties on commercial sales of products resulting from our agreement with Novartis.

   medac. In September 1998, we entered into an agreement with medac GmbH to utilize our human antibody technology to produce a new bispecific antibody to treat Hodgkin's Lymphoma. We are employing our human antibody technology to generate a fully human monoclonal antibody to CD30, a potential cancer antigen for which medac claims proprietary rights. medac will develop and commercialize any human antibody products resulting from this agreement. We could receive license fees and milestone payments as well as royalties on commercial sales of products resulting from our agreement with medac.

   FibroGen. In July 1998, we entered into an agreement with FibroGen, Inc. to develop fully human antibodies against multiple disease targets identified by FibroGen. FibroGen's proprietary targets include connective tissue growth factor, or CTGF, and its processed fragments, bone morphogenic protein 1 and tolloids, key proteins implicated in fibrotic disease. FibroGen will develop and commercialize any human antibody products resulting from this agreement. We could receive research and development payments, license fees, milestone payments and royalties on commercial sales of products resulting from our agreement with FibroGen.

   Bristol-Myers Squibb. In June 1998, we entered into an agreement with Bristol-Myers Squibb Company to develop fully human antibodies to multiple disease targets identified by Bristol-Myers Squibb. Bristol-Myers Squibb will develop and commercialize any human antibody products resulting from this agreement. We could receive license fees and milestone payments as well as royalties on commercial sales of products resulting from our agreement with Bristol-Myers Squibb.

   EluSys. In May 1998, we entered into an agreement with EluSys Therapeutics, Inc. to develop fully human antibodies to a proprietary disease target identified by EluSys. EluSys will develop and commercialize any human antibody products resulting from this agreement. We could receive license fees, milestone payments and preclinical and clinical manufacturing payments as well as royalties on commercial sales of products resulting from our agreement with EluSys.

   Schering AG. In February 1998, we entered into an agreement with Schering AG to develop fully human antibodies to a proprietary disease target identified by Schering AG. In May 1999, this collaboration was expanded to include additional disease targets. Schering AG will develop and commercialize any human antibody products resulting from this agreement. We could receive research and development payments, a license fee, milestone payments as well as royalties on commercial sales of products resulting from our agreement with Schering AG.

   Centocor. In February 1997, we entered into a Research and Commercialization Agreement (the "Original Centocor Agreement") with Centocor, Inc., which is now a subsidiary of Johnson & Johnson. This Agreement was superseded by an Evaluation, Research and Commercialization Agreement that was entered into between us and Centocor in May 2000. The agreement is for the use of our human antibody technology in the development of fully human antibodies to an unlimited number of antigens identified by Centocor. Centocor will develop and commercialize any human antibody products resulting from this agreement. Under the Original Centocor Agreement, Centocor made an equity investment in our company of $4 million, which was paid in 1998. In addition, we received $4 million in January 1999 for the exercise of Centocor's option for commercial rights to certain antibodies. We could receive additional milestone payments as well as royalties on commercial sales of products resulting from our agreement with Centocor.

   LeukoSite. In January 1995, we entered into an agreement with LeukoSite, Inc., which is now a subsidiary of Millennium Pharmaceuticals, Inc., to develop fully human antibodies to certain specified disease targets identified by LeukoSite. The term of the LeukoSite agreement and the research program to be conducted thereunder were extended in 1996. In February 1999, we and LeukoSite expanded this agreement to allow LeukoSite the ability to utilize our human antibody technology as part of its discovery research program. In exchange, we received additional rights to an anti-IL-8 antibody that we were previously jointly developing with LeukoSite for the treatment of psoriasis. LeukoSite will develop and commercialize any human antibody products resulting from this agreement, other than products comprising the anti-IL-8 antibody. We could receive milestone payments and royalties on commercial sales of products developed and commercialized by LeukoSite using our human antibody technology.

   Eisai. In May 1993, we, through GenPharm, our wholly-owned subsidiary, entered into an agreement with Eisai Co., Ltd. to fund the development and initial manufacture of a human antibody product to a specific antigen. The Eisai agreement and subsequent amendments provide for $12 million of research payments as well as a further $18.5 million of milestone and other payments. To date, we have received research and milestone payments totaling $13.6 million. An IND was filed with the FDA in 1998 for the first of the human antibody products developed through this collaboration, and a Phase I clinical trial in rheumatoid arthritis commenced in January 1999. Eisai has exclusive marketing rights for Japan and for countries in Asia and Europe. We originally retained marketing rights for North America and the remaining parts of the world. However, these rights were licensed to Genmab in 1999. We are entitled to receive royalty payments on sales by Eisai as well as payments from Eisai in consideration for any manufacturing services that we provide to Eisai.

   Our Applied Genomics Collaborations to Jointly Develop Fully Human Antibodies with Our Collaborators

   Genomics researchers have suggested that scientists may identify as many as 4,000 to 15,000 novel targets, many of which will be appropriate for monoclonal antibody-based products. As part of our Applied Genomics strategy, we have established a number of collaborations with leading companies that have expertise in genomics and proteomics. Along with our collaborators, we plan to share equally all costs of clinical development and will share equally in the revenues, expenses and profits associated with the products that successfully make it to the market. As of March 21, 2001, we have formed eight such collaborations, each of which is further described below.

   Immusol. In February 2001, we entered into a binding memorandum of understanding with Immusol, Inc. to jointly develop and commercialize fully human antibody therapeutic products to targets discovered by Immusol's Inverse Genomics(TM) technology platform. We plan to generate antibodies to the Immusol targets using our fully human antibody technology. We and Immusol will share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. Additionally, Medarex has made a $5 million equity investment in Immusol.

   Seattle Genetics. In February 2001, we entered into a collaboration with Seattle Genetics, Inc. to jointly develop and commercialize fully human antibody therapeutic products to specific cancer targets identified by Seattle Genetics. We plan to generate antibodies to the Seattle Genetics targets using our fully human antibody technology. We and Seattle Genetics will share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts.

In addition, we have purchased $2 million of common stock directly from Seattle Genetics in a private placement concurrent with Seattle Genetics' initial public offering in March 2001.

   Epigen. In November 2000, we entered into a binding memorandum of understanding with Epigen, Inc. to jointly develop and commercialize fully human antibody therapeutic products to one or more specific cancer targets identified by Epigen. We plan to generate antibodies to the Epigen targets using our fully human antibody technology. We and Epigen will share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts.

   Oxford GlycoSciences plc. In September 2000, we entered into a binding memorandum of understanding with Oxford GlycoSciences plc to develop novel therapeutics produced through the joint application of Medarex's fully human monoclonal antibody technology and Oxford GlycoSciences' proprietary proteomics technology for high-throughput protein analysis and target validation. Our European rights to these products are subject to our Collaboration with Genmab as described below. We and Oxford GlycoSciences will share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. As part of this agreement, we made a $5 million equity investment in Oxford GlycoSciences. We subsequently sold one half of this equity interest to Genmab for $2.5 million.

   Athersys. In August 2000, we entered into a binding memorandum of understanding with Athersys, Inc. to jointly develop and commercialize fully human antibody therapeutic products to 10 or more targets identified by Athersys utilizing its expertise in proteomics. These targets are expected to be in the fields of cancer and other life-threatening or debilitating diseases. We plan to generate antibodies to the Athersys targets using our fully human antibody technology. We and Athersys will share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. As part of this agreement we made a $5 million equity investment in Athersys. Our investment was based on the $47.5 million private placement completed by Athersys in May, 2000.

   Corixa. In June 2000, we entered into a collaboration with Corixa Corporation to jointly develop and commercialize fully human antibody therapeutic products to selected targets from Corixa's library of proprietary autoimmune disease, cancer and infectious disease antigens. Corixa intends to contribute three targets initially and up to six or more targets a year during the term of the agreement. We will contribute our human antibody technology to the multi-year collaboration, targeted to generate, screen and characterize fully human monoclonal antibodies directed against the Corixa targets. Corixa, and in some cases we, will then be responsible for determining whether the characterized antibodies have an immunotherapeutic effect in tissue culture experiments and in animal models of human disease. When antibodies are jointly determined to be worthy of clinical investigation, a closed auction will be held between us and Corixa for the rights to develop the specific antibody-based product(s). The company with the winning bid will pay the bid amount in cash to the other company and will be responsible at that point in time for all product development and commercialization expenses and decisions. The other company will receive future product development milestone payments and royalties on future product sales.

   Regeneron. In March 2000, the Company entered into a binding letter of intent with Regeneron Pharmaceuticals, Incorporated to combine our human antibody technology with Regeneron's target identification expertise. The two companies plan to jointly discover, develop and commercialize human antibodies as therapeutics. The companies have selected more than twenty initial targets, including growth factors, cytokines and receptors, and anticipate adding additional targets in the future. The two companies have agreed to share preclinical and clinical responsibilities and costs, and the two companies have the right to jointly market any drugs that result from this collaboration.

   Eos Biotechnology. In February 2000, we entered into a binding letter of intent with Eos Biotechnology, Inc. to jointly develop and commercialize fully human antibody therapeutic products to targets identified by Eos. Eos expects to identify novel disease targets associated with life threatening diseases that may include breast, colorectal and prostate cancers. Under the terms of this letter of intent, Eos will be responsible for all costs of developing the products through Phase IIa clinical trials. Thereafter, we will share all revenue and expenses with Eos on an equal basis with respect to at least six and up to nine product candidates in the event that such candidates have successfully completed Phase IIa clinical trials. The letter of intent also grants us certain rights with respect to the manufacture of any such product candidates developed through the alliance, as well as the right to become the exclusive licensee in Europe for certain product candidates (which rights are subject to our collaboration with Genmab as described below). In exchange for these rights, in May 2000 we paid $5 million to Eos Biotechnology and deposited an additional $20 million in a third party escrow account, to be released over time to Eos Biotechnology upon the achievement of certain milestones. Eos Biotechnology will also receive up to $75 million in value as credits against certain license fees, milestone payments and royalties that they may otherwise owe to us under our HuMAb-Mouse collaboration with Eos Biotechnology and for other Eos Biotechnology collaborations. In addition, in September 2000, we purchased shares of Eos preferred stock for an aggregate purchase price of $2.5 million, which was part of a $27.5 million private placement by Eos.

   Our Genmab Collaborations

   In March 1999, we and a group of unrelated third party investors formed Genmab A/S, a new Danish biotechnology company. Genmab was established to develop and commercialize a portfolio of fully human antibodies derived from the our HuMAb-Mouse technology. Initially, we contributed a license to our human antibody technology for producing antibodies to particular targets in exchange for approximately 44% of Genmab's share capital. During Genmab's initial 12 months of operation, Genmab raised additional equity and, in connection therewith, we agreed to expand our license to provide Genmab with broader rights to our human antibody technology in exchange for further equity, thereby maintaining our level of ownership in Genmab's share capital. In addition, in connection with a private placement in May 2000, we made a cash investment of $18 million in Genmab thus maintaining our approximately 44% ownership interest in Genmab. In August 2000, we received additional equity in connection with the Genomics Agreement (as described below) which increased our equity interest in Genmab to approximately 45%.

   On August 26, 2000, we entered into a binding memorandum of understanding (the "Genmab Genomics Agreement") with Genmab, pursuant to which we granted Genmab exclusive rights to market our transgenic mouse technologies for multi-target (five or more targets) genomics partnerships to certain pharmaceutical and biotechnology companies whose headquarters are located in Europe. Under the terms of this Genmab Genomics Agreement, Genmab may market our human antibody technology for multi-target partnerships to any European-based company except for: (i) our current partners, including Novartis Pharma AG, Merck KGaA, Schering AG, Aventis Behring LLC, IDM S.A. and Scil Biomedicals GmbH; and (ii) any European based pharmaceutical company with worldwide revenues in excess of $1 billion in 1999, provided, however, that Genmab may market our mouse technology to Sanofi/Synthelabo and Boehringer Ingelheim. Genmab has granted us certain rights to develop and commercialize, outside of Europe, products arising from Genmab's European-based alliances. We retain all rights to market our technology to companies headquartered outside of Europe. Certain license fees, milestones and royalties due to us under our existing Evaluation and Commercialization Agreement with Genmab were reduced. The Genmab Genomics Agreement also provides that, under certain circumstances, we must negotiate in good faith to manufacture antibodies for such partnerships.

   In addition, under the terms of the Genmab Genomics Agreement, we granted Genmab an option to receive certain rights in Europe with respect to the development and commercialization of up to four antibody products we may obtain through our alliance with Eos Biotechnology. Finally, the European Genomics Agreement grants Genmab certain rights to access technologies acquired by us from Biosite Diagnostics Incorporated and Kirin.

   The Genmab Genomics Agreement has an initial term of five years with a right exercisable by Genmab to extend the term for an additional two years. For each year of the agreement and during the term of any extension, we will receive $2 million per year from Genmab. At Genmab's option, these amounts may be paid in either cash or capital stock. As part of this transaction, in August 2000, we received 279,760 shares of Genmab stock valued at $2 million, representing payment for the first year.

   In September 2000, we entered into an amended and restated agreement (the "Amended Genmab Genomics Agreement") with Genmab, pursuant to which we agreed to assign to Genmab 100% of our economic interest in each product we jointly develop with OGS and sell in Europe (a "Medarex/OGS product") and 50% of our economic interest in each Medarex/OGS product sold outside of North America and Europe. Under the terms of the Amended Genmab Genomics Agreement, if a Medarex/OGS Product is intended to be sold only in Europe, Genmab will reimburse us for 100% of our research, development, manufacturing and commercialization expenses associated with such product. If the Medarex/OGS Product is to be sold only in North America, Genmab will not be obligated to reimburse us for any such expenses. In all other cases, Genmab will reimburse us for 50% of such expenses. In addition, we sold one-half of our equity interest in OGS to GenMab for $2.5 million, which was our original cost of such equity interest.

   In October 2000, Genmab became a publicly listed company on the Copenhagen Stock Exchange (GEN) and the German Neuer Markt (GE9D). As a result of raising the equivalent of $187 million, our ownership was diluted to 33%. We currently account for Genmab under the equity rules of accounting.

   Gemini. In December 2000, Genmab and Medarex entered into a collaboration with Gemini Genomics plc, to develop human antibody therapeutic products for multiple novel disease targets. Genmab and Gemini plan to focus on several therapeutic areas, including osteoporosis, cardiovascular disease, diabetes and obesity. Medarex will also contribute resources to the collaboration and will share certain costs and commercial rights associated with the collaboration.

Our Humanized and Murine Monoclonal Antibody Business

   With the rapid increase of antigen targets being developed, particularly by genomics companies, the focus of our business is concentrated on fully human antibody development. As a result, we have entered into a number of collaborations whereby our corporate partners will bear significant responsibility for the development and commercialization of certain of our humanized and murine monoclonal antibody-based products. Currently, these products employ murine and humanized monoclonal antibody technologies for the treatment of cancer, autoimmune disorders and ophthalmic conditions.

   Scil Biomedicals. In January 2000, we entered into a binding letter of intent with Scil Biomedicals GmbH, for the development of MDX-210, our antibody-based product for the treatment of cancers overexpressing HER-2, for applications outside cellular therapy. Scil was formed by certain owners and senior executives of Boehringer Mannheim following the acquisition of Boehringer Mannheim by Roche Holding AG. MDX-210 is in Phase II trials for the treatment of patients with hormone refractory prostate cancer. Scil has agreed to pay us an upfront fee of $2 million, of which $500,000 was received in January 2000 and is being recognized as revenue over a 36 month period. In addition, Scil will pay all of the remaining costs of the Phase II trials and has agreed to fund 100% of the Phase III costs necessary to obtain regulatory approval in North America and Europe up to a maximum of $17 million. Scil will have the rights to commercialize MDX-210 in Europe, subject to royalties payable to us. If we elect to fund 50% of the Phase III costs, we will retain all rights outside of Europe; if we elect to have Scil pay all of the Phase III costs, we will share copromotion rights in North America with Scil.

   In August 2000, we entered into an agreement with Scil whereby we transferred certain development and commercialization rights for MDX-RA to Scil. A Phase III placebo controlled clinical trial of MDX-RA for the prevention of secondary cataracts was commenced by Medarex in December 1997. In November 1998, we voluntarily suspended the Phase III trial after 565 patients had been treated. The reason for the suspension was the occurrence of serious adverse events, or SAEs, in seven patients receiving a placebo and six treated with MDX-RA. At this time, in light of current market conditions relating to secondary cataracts and the data from the suspended Phase III trial, we believe that it is unlikely that Medarex will resume clinical trials with respect to MDX-RA.

   The principal terms of the Scil collaboration with respect to MDX-210 are contained in the binding letter of intent and will be incorporated into a definitive agreement. In the event we are unable to execute a definitive agreement with Scil, we intend to seek additional collaborative partners for the development and commercialization of MDX-210.

   IDM. In July 2000, we entered into a Unit Purchase Agreement and an Amended and Restated Technology Access Agreement with IDM, S.A. whereby we licensed to IDM certain of our technologies in exchange for equity units in IDM. Under the agreement, IDM has acquired worldwide rights to the use of Medarex's MDX-210 anti-HER2 product in connection with cell therapy. IDM initiated a Phase III clinical trial of MDX-210 in ovarian cancer in connection with IDM's macrophage activated killer, or MAK, cells in 2000. IDM has also acquired certain rights to MDX-220 and MDX-447 in all fields. It is expected that MDX-220 will be developed for colon and prostate cancer and MDX-447 will be developed for tumors over-expressing the epidermal growth factor receptor, or EGFr. We originally developed MDX-447 in conjunction with Merck KGaA. Merck has the rights to commercialize MDX-447 in Europe, to negotiate for co-marketing or co-promotion rights in the United States, and has a 50% commercial interest outside Europe and the United States. IDM has also acquired the right to receive royalty payments from third party sales in Europe of MDX-210, outside the field of cell therapy, and MDX-RA.

   The commercial rights to our MDX-447 and MDX-220 products were transferred to IDM pursuant to this agreement. MDX-220 is in Phase I/II clinical trials for colon and prostate cancer. IDM will pay all of the further costs of development of these products.

   As a result of this transaction, we have recorded a gain from the transfer of its technology of approximately $40.5 million (based upon an independent valuation) in the third quarter of 2000. In October 2000 we participated in a private placement of equity interests in IDM and purchased additional equity of approximately $5.2 million, which was part of a $41.5 million private placement. Our equity position in IDM after completion of the private placement is approximately 6%. In the event that we exercise certain warrants held by us to purchase convertible or redeemable bonds of IDM and such bonds are converted or redeemed, our equity position in IDM would be approximately 29%. These warrants are exercisable between September 2002 and September 2010, and such bonds may be converted or redeemed within six months of such exercise.

   Aventis Behring. In April 1996, we announced a collaborative arrangement with Aventis Behring LLC to jointly develop MDX-33, a humanized monoclonal antibody for the treatment of a variety of autoimmune hematological disorders. MDX-33 is designed for the treatment of ITP, an autoimmune condition in which patients' platelets are destroyed by their own immune systems. Conventional treatments include steroids, removal of the spleen and high doses of intravenous IgG. We believe that intravenous IgG creates an antibody blockade by overwhelming certain receptors on immune system killer cells with extremely large quantities of antibodies, thus minimizing the effects of the auto-antibodies. MDX-33 is designed to reduce the number of these receptors, and we believe that MDX-33 may achieve the same therapeutic results as large doses of IgG. In December 2000, positive results of the MDX-33 Phase II clinical trials were announced.

   Under the terms of the agreement, Aventis Behring will finance product development through Phase II clinical trials up to a maximum of $20 million. Upon successful completion of these clinical trials, Aventis Behring will also fund Phase III clinical trials, regulatory approvals and commercial launch costs. Subject to the terms of the agreement, we could receive payments from Aventis Behring for the achievement of specific milestones. Upon commercialization, Aventis Behring will have exclusive worldwide marketing rights to MDX-33 for autoimmune hematological disorders, and we will be entitled to royalty payments and may also manufacture the product for Aventis Behring.

   MDX-44. We are also internally developing MDX-44, our monoclonal antibody-based product for the treatment of psoriasis and other dermatological conditions. MDX-44 is an immunoconjugate consisting of a humanized antibody linked to ricin. Promising results of animal testing of MDX-44 were published in the January 2000 issue of Nature Biotechnology. We initiated a Phase I clinical trial for MDX-44 in patients with atopic dermatitis in 2000.

Our Cross License Agreement With Abgenix

   In 1994, prior to our acquisition of GenPharm, Abgenix, Inc. and related entities brought a lawsuit against GenPharm relating to intellectual property issues involved in creating transgenic mice capable of generating fully human antibodies. GenPharm filed counterclaims, and the litigation was settled in March 1997 upon the execution of a patent cross-license and settlement agreement. Under the terms of this agreement, GenPharm granted a license, on a non-exclusive basis, to certain patents, patent applications, third party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies. In exchange for this license, GenPharm received payments in 1997, and after our acquisition of GenPharm we received payments, including interest, from Abgenix and its related parties, which totaled approximately $38.6 million. Neither Abgenix nor any of its related entities have any further payment obligations to us under the agreement. Neither we nor GenPharm were required to make any payments to Abgenix or any related entity under the terms of the agreement. The agreement also provides us with a non-exclusive license to certain intellectual property held by Abgenix.

Research Collaborations

   Utrecht University. Medarex Europe B.V., our wholly-owned European subsidiary, has established an alliance with Utrecht University, the largest research university in the Netherlands. Research is being conducted with our human antibody technology and related areas of immunotherapy. Medarex Europe's personnel currently share some facilities and equipment at Utrecht University with Genmab, and Utrecht University has provided and may continue to provide certain research and development services to Genmab.

Marketing

   Our potential products fall into two groups: those intended to be marketed and sold jointly by us and our collaborators and those expected to be marketed and sold solely by our corporate partners. We believe that a small sales force could successfully introduce and detail certain of our potential products that have concentrated marketplaces. Currently, we have no such sales force. We may develop our own internal sales force for these products if they proceed to commercialization.

   We acknowledge that the successful marketing of some of our potential products is beyond the capabilities of all but the largest pharmaceutical organizations. For this reason, we may license to major pharmaceutical companies individual products serving very large markets or those that will be widely distributed geographically, if the products are approved by the FDA.

Regulatory Issues

   General. The production, distribution and marketing of products employing our technology and our research and development activities are subject to extensive governmental regulation in the United States and other countries. Our products are regulated both as drugs and as biological products in the United States subject to the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act, both as amended, and the regulations promulgated thereunder, as well as to other federal and state statutes and regulations. These statutes and regulations govern the testing, manufacture, safety, effectiveness, approval, labeling, distribution, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within this regulatory scheme, if successful, will take many years and involve the expenditure of substantial resources. Violations of regulatory requirements at any stage may result in various adverse consequences, including FDA's delay in approving or refusal to approve a product. Violations of regulatory requirements also may result in agency enforcement actions including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions, and/or civil or criminal penalties.

   Products employing our technology in the United States are regulated by the FDA in accordance with the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other laws. The standard process required by the FDA before a therapeutic drug or biological product may be marketed in the United States includes:

  .  preclinical laboratory and animal tests;

  . submission to the FDA of an application for an IND, which must become effective before human clinical trials may commence;

  . preliminary human clinical studies to evaluate the drug or biologic and its manner of use; and

  . adequate and well-controlled human clinical trials to establish (i) for a drug, whether it is safe and effective for its intended uses, and (ii) for a biological product, whether it is also safe, pure, and potent, and the facility in which it is manufactured, processed, or packed meets standards designed to assure the product's continued safety, purity, and potency.

   If the product is regulated as a drug, the FDA Center for Drug Evaluation and Research, or CDER, will require the submission and approval of a New Drug Application, or NDA, before commercial marketing may begin. If the product is regulated as a biologic, such as antibodies, the FDA Center for Biologics Evaluation and Research, or CBER, will require the submission and approval of a Biologic License Application, or BLA, before commercial marketing may begin. As part of the NDA or BLA processes, the manufacturer is required to accumulate, and submit to the FDA for review and approval, a significant amount of data concerning the safety and effectiveness (and, in the case of a biologic, potency) from laboratory/animal testing and clinical studies, manufacturing, product stability and other studies to support the proposed clinical therapeutic use. Each domestic and foreign biopharmaceutical manufacturing establishment, including our contract manufacturers, must also be registered with the FDA. The application will not be approved until FDA conducts a manufacturing inspection and approves the applicable manufacturing process for the drug or biological product. If the manufacturing facilities and processes fail to pass the inspection, we will not receive approval to market these products.

   Under the Prescription Drug User Fee Act, the FDA receives fees for reviewing a BLA or NDA and supplements thereto, for each commercial manufacturing establishment and for each product. These fees can be significant; the NDA or BLA review fee can, by itself, exceed $270,000 although certain deferrals, waivers and reductions may be available. Although user fees can be significant, they are not a significant expense in the overall cost of product development and the regulatory process. In addition, under the law and FDA regulations, each NDA or BLA submitted for FDA approval is reviewed usually within the 45 to 60 days following submission of the application for administrative completeness and reviewability. If deemed complete, the FDA will "file" the NDA or BLA, triggering substantive review of the application. The FDA can refuse to file any NDA or BLA that it deems incomplete or not easily reviewable. If the FDA refuses to file an application, the FDA will retain 25% percent of the user fee as a penalty. FDA has established a goal of reviewing NDAs and BLAs within specified periods-- six months for priority applications and twelve months for regular applications--but FDA is not legally required to complete its review within these periods. Moreover, the outcome of the review, even if generally favorable, typically is not an actual approval but an "action letter" that describes additional work that must be done before the application can be approved. The application may be resubmitted after incorporating the additional information or changes demanded by the FDA, or it may be requested that the application be filed for substantive review over protest. In either case, a new NDA or BLA review fee may be required.

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

   Before a therapeutic product may be sold in the United States and other countries, clinical trials of the product must be conducted and the results submitted to the appropriate regulatory agencies for approval. In the United States, these clinical trial programs generally involve a three-phase process. Typically, Phase I studies are conducted in small numbers of healthy volunteers or, on occasion, in patients afflicted with the target disease, to determine the early side effect profile and the pattern of drug pharmacokinetics distribution and metabolism. In Phase II, studies are conducted in larger groups of patients afflicted with the target disease to validate the clinical end point, to determine preliminary effectiveness, optimal dosages and expanded evidence of the safety profile. In Phase III, large-scale clinical trials involving hundreds of patients are conducted in patients with the target disease to provide sufficient data for the statistical proof of effectiveness and safety required by United States and foreign regulatory agencies. The protocols of these trials must be submitted to and approved by FDA. Such Phase III trials must be well-controlled, and conducted in compliance with good clinical practice, or GCP, regulations. The clinical trial process may take three to six years or more to complete and there can be no assurance that the data collected will be in compliance with GCP regulations, that the data will demonstrate that the product is safe or effective or, in the case of a biologic product, potent as well, or will provide sufficient data to support FDA approval of the product. FDA may place clinical trials on hold at any point in this process if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk. After FDA approval to market under an NDA or BLA, the FDA may require Phase IV post-marketing studies to be performed as a condition of approval.

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

   We and our collaborative partners also will be subject to widely varying foreign regulations governing clinical trials and pharmaceutical sales, which may be different from those of the FDA. Whether or not FDA approval has been obtained, a separate approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of product marketing in these countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. We intend, to the extent possible, to rely on foreign licensees to obtain regulatory approval for marketing products employing our technology in foreign countries. In addition, under current law, there are significant restrictions on the export of products not approved by the FDA depending on the country involved and the status of the product in that country.

   Regulatory approval to market a biologic or a new drug ordinarily takes three to six years or more from the time of filing of an IND and involves the expenditure of substantial resources. Approval time depends on a number of factors, including the period of review at the FDA, the number of questions posed by the FDA during review, how long it takes us to respond to the FDA questions, the severity of the disease in question, the availability of alternative treatments, the availability of clinical investigators and eligible patients, the rate of enrollment of patients in clinical trials and the risks and benefits demonstrated in the clinical trials.

   Currently, two products employing our fully human antibody technology have entered into clinical trials. HuMax-CD4, which is being developed by Genmab, has entered into Phase II clinical trials for the treatment of rheumatoid arthritis and psoriasis. MDX-101 has entered into Phase I/II clinical trials for the treatment of prostate cancer. No products employing our human antibody technology have been approved by the FDA for sale.

   Treatment IND Status. Treatment protocols and INDs for products employing our technology may also be submitted. The FDA may allow treatment protocols or products for patients with life-threatening and severely debilitating diseases especially where no satisfactory alternative therapy exists. The purpose of these regulations is to facilitate the availability of new investigational products to desperately ill patients before FDA approval for marketing begins. We or our collaborative partners may be able to recover some of the costs of production, manufacture, research, development and handling prior to market approval if patients are allowed to be charged for the product used in such studies. Notwithstanding the foregoing, there are specific conditions that must be met before a sponsor may charge reimbursement costs for an IND product, including notifying the FDA in writing in advance. The FDA may notify the sponsor that it is not authorized to charge for the products.

   Drug and Biologics for Serious or Life-Threatening Illnesses. The Federal Food, Drug and Cosmetic Act and FDA regulations provide certain mechanisms for the accelerated approval of products intended to treat serious or life-threatening illnesses, which have been studied for safety and effectiveness, and which demonstrate the potential to address unmet medical needs. The procedures permit early consultation and commitment from the FDA regarding pre-clinical and clinical studies necessary to gain marketing approval. Provisions of this regulatory framework also permit, in certain cases, NDAs or BLAs to be approved on the basis of valid surrogate markers of product effectiveness, thus accelerating the normal approval process. Certain products employing our human antibody technology might qualify for this accelerated regulatory procedure although we cannot assure you that the FDA will agree. Notwithstanding the foregoing, approval may be denied by the FDA or additional studies may be required. The FDA may also require our agreement to perform post-approval Phase IV studies as a condition of such early approval. In connection with such accelerated approvals, FDA may impose restrictions on distribution and/or promotion. FDA also may withdraw approval if post-approval studies do not confirm the clinical benefit.

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

   Currently, we hold 10 issued patents and allowed patent applications in the United States, and 20 issued patents in foreign countries including European countries, Japan, Korea, Canada and Australia, among others, covering aspects of our HuMAb-Mouse technology and products. These patents, almost all of which are in the same patent family, include the transgene, the transgenic mouse, methods of obtaining high affinity antibodies, and composition of matter claims for high affinity antibodies, among others. These patents have expiration dates beginning in 2011. We also have more than 25 related pending U.S. and foreign patent applications covering aspects of our HuMAb-Mouse technology and products. Additionally, we hold exclusive and non-exclusive licenses to various pertinent technologies relating to our HuMAb-Mouse technology. For example, these technologies include microinjection of transgene DNA, homologous recombination, chromosome transfer, yeast artificial chromosome transgene technology and other relevant technologies. We also hold an exclusive license from The University of California covering aspects of our anti-CTLA-4 human monoclonal antibody product.

   In addition to patent coverage for our HuMAb-Mouse technology, we currently hold 32 patents and allowed patent applications in the United States, and 148 patents in foreign countries including European countries, Japan, Korea, Canada and Australia among others, covering aspects of our bispecific molecule technology and bispecific products. These patents have expiration dates from 2007-2017. In addition, we have more than 75 pending United

States and foreign patent applications also covering aspects of our bispecific molecule technology and bispecific products. In particular, we hold United States and European patents covering our trigger antibody, which binds to the type I human receptor molecule, as well as bispecific molecules, which incorporate the trigger antibody. We also hold exclusive and non-exclusive licenses to technologies owned by third parties relating to certain aspects of our bispecific and human monoclonal antibody technologies. For example, we hold a license from Chiron Corporation for its anti-HER-2/neu antibody used in the production of MDX-210, a bispecific antibody directed against the HER-2/neu receptor.

   In addition, we own registrations for the trademark Medarex(R) in the United States, the European Union and Canada, and the marks Putting the Immune System to Work(R) and HuMAb-Mouse(R) in the United States. We have also filed applications for the registration of the latter two marks in the European Union and Canada. We have filed applications for registration of the marks GenPharm(TM), T-12 Development SM, Trans-Phage Technology SM, UltiMAb(TM) and UltiMAb Human Antibody Development System SM in the United States. These applications are pending.

Competition

   We face competition in several different forms. First, our human antibody development activities currently face competition from one principal competitor and from other technologies. The actual products being developed by our collaborators or by us also face actual and potential competition.

   We face competition from many companies that provide the services of generating antibody based therapeutics. Our principal competitor for our human antibody technology is Abgenix, Inc. As a result of the cross licensing agreement, Abgenix offers to potential partners the use of its transgenic mouse known as XenoMouse(TM), that, according to Abgenix, is capable of generating fully human monoclonal antibodies. In addition, other companies are developing, or have developed technologies for generating human or partially human antibodies. For example, Xenerex Biosciences (a subsidiary of Avanir Pharmaceuticals) and XTL Biopharmaceuticals Ltd. have developed technology that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies. Companies such as Johnson & Johnson, Medimmune, American Home Products, Immunex, Idec Pharmaceuticals, Novartis, Genentech and Protein Design Labs, Inc. are currently marketing therapeutic products derived from recombinant DNA that comprise human antibody components. Numerous additional companies are developing therapeutic products comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies that do not involve immunization of animals for creating synthetic antibodies comprising human antibody sequence. For example, phage display technology is being used by companies, such as Abbott Laboratories, Cambridge Antibody Technology Group plc, Dyax Corp. and MorphoSys AG to develop therapeutic products comprising human antibody sequences.

   The development of biotechnology and pharmaceutical products is a highly competitive business subject to rapid technological change. We know of many pharmaceutical and biotechnology companies conducting research or development on monoclonal antibodies and related fields. Some of these companies are pursuing product development efforts for the same disease areas as we or our partners are pursuing.

   Other technologies can also be applied to the treatment of the diseases that we or our corporate partners are pursuing. For example, immunoconjugates, monoclonal antibodies linked to toxins or radioactive isotypes, are being developed by others. In addition, the application of recombinant DNA technology to develop potential products consisting of proteins (such as growth factors, hormones, enzymes, receptor fragments and fusion proteins, or cytokines) that do not occur normally in the body, or occur only in small amounts, has been underway for some time. Included in this group are interleukins such as IL-2 and IL-11, interferons alpha, beta and gamma, colony stimulating factors such as G-CSF and GM-CSF, clotting factors, growth hormones, erythropoeitin, DNAse, tPA, glucocerebrosidase, PDGF, and a number of other biological response modifiers.

   Continuing development of conventional new chemical entities and other drugs by large pharmaceutical companies carries with it the potential for discovery of agents for treating disease indications also targeted by drugs that we or our partners are developing. In particular, we are aware that Genentech, Inc. has developed a monoclonal antibody-based product that targets HER-2 that may be competitive with MDX-210. ITP is currently being treated with WinRhoSDF(TM) sold by Nabi, IVIgG and steroids, all of which have had limited success. Rheumatoid arthritis is currently being treated with a number of compounds and a number of monoclonal antibodies, including antibodies against TNF and CD4. Anti-TNF and anti-CD4 antibodies are being developed by a number of companies including Centocor, IDEC Pharmaceuticals, SmithKline Beecham and others.

Employees

   As of December 31, 2000, we employed 136 persons, of whom 26 hold doctoral degrees and 26 hold other advanced degrees. Approximately 105 employees are engaged in research and development activities. There are 31 employees involved in business development, legal, finance and other administrative functions. None of our employees is covered by a collective bargaining agreement. We have entered into employment contracts and consulting agreements with certain of our executive officers and directors.

   Our success will depend in large part upon our ability to attract and retain employees. We face competition for employees from other companies, research and academic institutions, government agencies and other organizations. We believe we maintain good relations with our employees.


   TC Mouse is a trademark of Kirin Brewery Co. Ltd.
   Omniclonal is a trademark of Biosite Diagnostics Incorporated.
   WinRho SDF is a registered trademark of Nabi.
   XenoMouse is a trademark of Abgenix, Inc.
   Inverse Genomics is a trademark of Immusol

                                 RISK FACTORS

   This Annual Report contains forward-looking statements within the meaning of Sections 27A and 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. Forward-looking statements include, without limitation, statements in "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and elsewhere in this Annual Report regarding, among other things, uncertainties relating to the technological approach; history of operating losses and anticipation of future losses; uncertainty of product development; need for additional capital and uncertainty of change; uncertainty of patent and proprietary rights; management of growth, and risks of acquiring new technologies; uncertainties related to clinical trials; government regulation and uncertainty of obtaining regulatory approval; dependence on key personnel; dependence on research collaborators and scientific advisors; uncertainty of health care reform measures and third-party reimbursement and risk of product liability. All forward-looking statements included in this Annual Report are based on information available to us, as of the date hereof, and we do not assume any obligation to update any such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in "Risk Factors" below. Accordingly, in addition to the other information in this Annual Report, the following factors should be considered carefully. References to our products, business, financial results or financial condition should be considered to refer to us and our subsidiaries unless the context otherwise requires.

Our product candidates are in early stages of development.

   Our human antibody technology is a new approach to the generation of antibody-based therapeutic products. Product candidates employing our human antibody technology are in early stages of development. Only a limited number of fully human antibody product candidates employing our human antibody technology have been generated pursuant to our collaborations. Of these, only three INDs have been submitted to the FDA for these candidates, and clinical trials have commenced for only two of these candidates. In addition, we are not aware of any commercialized fully human monoclonal antibody therapeutic products that have been generated from any technologies similar to ours. Product candidates employing our human antibody technology may not advance beyond the early stages of product development or demonstrate clinical safety and effectiveness.

   Our human antibody technology may not generate antibodies against all the antigens to which it is exposed in an efficient and timely manner, if at all. If our human antibody technology fails to generate antibody product candidates, or if we or our partners do not succeed in the development of products employing our antibody technology, those product candidates may not be approved or commercialized and our business will suffer.

   Our products are still under development, and no revenues have been generated from their sale. Prior to the acquisition of our HuMAb-Mouse technology in 1997, these products were the principal focus of our business and led to eight products in clinical trials. All of these products were based on mouse or humanized antibodies. Only two of such products have progressed to Phase III clinical trials, enrollment in one of which is currently suspended.

   We have recently entered into corporate partnerships with a number of companies and are seeking additional alliances that will support the costs of developing our portfolio of antibody-based product candidates. The success of these products is dependent upon the efforts of our corporate partners in developing these products in the future. Neither we nor our corporate partners know if any of these products will be effective.

We have incurred large operating losses and these losses may continue.

   We have incurred large operating losses and these losses may continue. In particular, as of December 31, 2000, we had an accumulated deficit of approximately $123.1 million. Our losses have resulted principally from:

  . research and development costs relating to the development of our technology and antibody product candidates; and

  .  general and administrative costs relating to our operations.

   We intend to continue to make significant investments in:

  .  preclinical testing and clinical trials;

  .  research and development;

  .  establishing new collaborations;

  .  investing in new technologies; and

  .  expansion of our production facilities.

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

Our operating results may vary significantly from period-to-period.

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

   Period-to-period comparisons of our results of operations may not be relied upon as an indication of future performance.

Clinical trials required for our product candidates are expensive and time-consuming and their outcome is uncertain.

   Product candidates employing our human antibody technology must demonstrate that they are safe and effective for use in humans through preclinical testing and clinical trials in order to be approved for commercial sale. For biological products, safety, purity, and potency must also be demonstrated. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials may be delayed by many factors, including:

  . inability to manufacture sufficient quantities of qualified cGMP materials for clinical trials;

  .  slower rates of patient recruitment;

  .  inability to adequately observe patients after treatment;

  .  unforeseen safety issues; and

  .  government or regulatory delays.

   Clinical trials may not demonstrate sufficient safety and effectiveness to obtain the requisite regulatory approvals for product candidates employing our human antibody technology. The failure of clinical trials to demonstrate safety and effectiveness for our desired indications could harm the development of that product candidate as well as other product candidates, and our business and results of operations will suffer.

Product candidates employing our antibody technology may fail to gain acceptance.

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

   Third-party payors control health care costs by limiting both coverage and the level of reimbursement for new health care products. In the future, the United States government may institute price controls and further limits on Medicare and Medicaid spending. Internationally, medical reimbursement systems vary with differing degrees of regulation. Pricing controls and reimbursement limitations could affect the payments we receive from sales of products employing our human antibody technology. These variations could harm our ability and the ability of our corporate partners to sell products employing our human antibody technology in commercially acceptable quantities at profitable prices.

We have limited manufacturing capabilities.

   To be successful, our therapeutic products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. While we believe our current facilities are adequate for the limited production of product candidates for clinical trials, our facilities are not yet adequate to produce sufficient quantities of any products for commercial sale. We may seek to expand our facilities to manufacture some products commercially. In order to manufacture products for such purposes, we will have to enhance our existing facilities and obtain requisite consents, or acquire new facilities, which will require both additional funds and inspection and approval by the FDA and other regulatory agencies. We have no experience in large-scale manufacturing, and we may not be able to successfully increase our capacity or achieve profitability.

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

We are, in part, dependent on our corporate partners to support our business and to develop products employing our human antibody technology.

   We depend on our corporate partners to support our business and to develop products employing our antibody technology. We currently, or in the future may, rely on our corporate partners to:

  .  access proprietary antigens for the development of product candidates;

  .  manufacture products;

  .  fund and conduct preclinical testing and clinical trials; and

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

  . business combinations or significant changes in a corporate partner's business strategy may adversely affect that partner's willingness or ability to continue to pursue these product candidates.

   If we do not realize the contemplated benefits from our corporate partnerships, our business will suffer.

Our existing corporate partnerships may not be completed or may be terminated, and we may not be able to establish additional corporate partnerships.

   We have entered into binding letters of intent or memoranda of understanding with Eos Biotechnology, Genmab, Kirin, Immusol, Epigen, Oxford GlycoSciences, Athersys, Regeneron and Scil. These binding letters of intent or memoranda of understanding include the principal terms of these transactions, which will be incorporated into definitive agreements. By their terms, these letters of intent and memoranda of understanding will remain in full force and effect and the parties will operate in accordance with their terms until such time as definitive agreements are executed. If we are unable to agree on the terms of a definitive agreement with respect to one or more of these partners, our business may be harmed.

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

  .  significantly increase our need for capital; and

  .  place additional strain on management's time.

We may have conflicts of interest with our corporate partners.

   We may have conflicts of interest with our corporate partners that could adversely affect our business. For example, our corporate partners may pursue alternative technologies, including those of our competitors. Disputes may arise with respect to the ownership of rights to any technology or products developed with any corporate partner. If our corporate partners pursue alternative technologies or fail to develop or commercialize successfully any product candidate to which they have obtained rights from us, our business will suffer.

We have a significant minority interest in two entities. There may be conflicts of interest between us and these entities.

   We have a 33% interest in Genmab, which intends to develop and commercialize a portfolio of fully human antibodies derived from our human antibody technology. We currently have an equity position in IDM which is approximately 6%. In the event that we exercise certain warrants held by us to purchase convertible or redeemable bonds of IDM and such bonds are converted or redeemed, our equity position in IDM would be approximately 29%. These warrants are exercisable between September 2002 and September 2010, and such bonds may be converted or redeemed within six months of such exercise. Each of IDM and Genmab intends to develop and commercialize a portfolio of antibody-based products. We also have contractual obligations and rights with these entities that could result in conflicts between us and these entities.

We are dependent on our key personnel.

   We are highly dependent on the members of our scientific and management staff. If we are not able to retain any of these persons, our business may suffer. In particular, we depend on the services of Donald L. Drakeman, our President and Chief Executive Officer, Yashwant M. Deo, Ph.D., our Senior Vice President, Operations, R&D and Regulatory Compliance, and Nils Lonberg, Ph.D., Senior Vice President and Scientific Director. For us to pursue product development, marketing and commercialization plans, we will need to hire additional qualified scientific personnel to perform research and development. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms, given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. If we are not able to attract and retain qualified personnel, our business will suffer.

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

   The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property disputes are costly and time-consuming to pursue and their outcome is uncertain.

   If we become involved in any litigation, interference or other judicial or administrative proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be diverted. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Therefore, we and our collaborative partners may be restricted or prevented from manufacturing and selling products employing our human antibody technology, which would harm our business.

   Even though we have received patents pertaining to the HuMAb-Mouse technology, this does not mean that we and our permitted licensees of HuMAb-Mouse technology will have exclusive rights to antibodies against all targets that are made using this technology, or that we or our licensees will have the right to make, develop, use or sell such antibodies.

   Our patents covering the HuMAb-Mouse technology include patents that cover particular human monoclonal antibodies. These patents do not cover all human antibodies.

   Our patents may not protect against the importation of products, such as antibodies, made using HuMAb-Mouse technology.

   Moreover, other parties could have blocking patent rights to products made using HuMAb-Mouse technology, such as antibodies, and their production and uses, either because of a proprietary position covering the antibody or the antibody's target. For example, we are aware of certain United States and European patents held by third parties relating to particular targets for their human monoclonal antibodies, to human monoclonal antibodies against various targets and bispecific products, and the manufacture and use of such products. In particular, we are aware of a patent and patent filings in the United States and Europe that pertain to certain monoclonal antibodies against CTLA-4.

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

   We are not the exclusive owner of the technology underlying the TC Mouse or the crossbred mouse developed pursuant to our partnership with Kirin. In December 1999, we entered into a binding letter of intent with Kirin Under the terms of this letter of intent, Kirin was designated as the primary distributor of our HuMAb-Mouse technology in Asia, and we were designated as the primary distributor of Kirin's TC Mouse outside of Asia. However, Kirin has certain rights to distribute the TC Mouse and the crossbred mouse throughout the world. We have exchanged broad licenses with Kirin, subject to milestone and royalty payments, for use of each other's technology for the development of human antibody therapeutic products. The binding letter of intent with Kirin includes a license to certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of the TC Mouse and the crossbred mouse. Our business may suffer from the competition of Kirin.

We may face product liability claims related to the use or misuse of products employing our antibody technology.

   The administration of drugs to humans, in clinical trials or after commercialization, may expose us to product liability claims. Product liability claims may be expensive to defend and may result in large judgments against us. In November 1998, we voluntarily suspended clinical trials for one of our products after some patients experienced serious adverse events, or SAEs. As a result of these SAEs, we have received a small number of claims, of which four have resulted in lawsuits being filed. All of these lawsuits have been settled for insubstantial amounts. We currently maintain liability insurance with specified coverage limits. Although we believe these coverage limits are adequate, we cannot be certain that the insurance policies will be sufficient to cover all claims that may be made against us. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms. Any claims against us, regardless of their merit, could harm our business, financial condition and results of operations.

We face intense competition and rapid technological change.

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

   We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. These companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as we and our corporate partners. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development. We compete directly with Abgenix, Inc., with respect to the generation of fully human antibodies from transgenic mice. In addition, Xenerex Biosciences (a subsidiary of Avanir Pharmaceuticals) and XTL Biopharmaceuticals Ltd. have developed technology that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies. Companies such as Johnson & Johnson, Medimmune, American Home Products, Immunex, Idec Pharmaceuticals, Novartis, Genentech and Protein Design Labs, Inc. are currently marketing therapeutic products derived from recombinant DNA that comprise human antibody components. Numerous additional companies are developing therapeutic products comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies that do not involve immunization of animals for creating synthetic antibodies comprising human antibody sequence. For example, phage display technology is being used by companies, such as Abbott Laboratories, Cambridge Antibody Technology Group plc, Dyax Corp. and MorphoSys AG to develop therapeutic products comprising human antibody sequences.

   Other technologies can also be applied to the treatment of the diseases that we or our corporate partners are pursuing. For example, immunoconjugates monoclonal antibodies linked to toxins or radioactive isotypes are being developed by others. In addition, the application of recombinant DNA technology to develop potential products consisting of proteins (such as growth factors, hormones, enzymes, receptor fragments and fusion proteins, or cytokines) that do not occur normally in the body, or occur only in small amounts, has been underway for some time. Included in this group are interleukins such as IL-2 and IL-11, interferons alpha, beta and gamma, colony stimulating factors such as G-CSF and GM-CSF, clotting factors, growth hormones, erythropoeitin, DNAse, tPA, glucocerebrosidase, PDGF, and a number of other biological response modifiers.

   Continuing development of conventional new chemical entities and other drugs by large pharmaceutical companies carries with it the potential for discovery of agents for treating disease indications also targeted by drugs that we or our partners are developing. In particular, we are aware that Genentech, Inc. has developed a monoclonal antibody-based product that targets HER-2 that may be competitive with MDX-210. ITP is currently being treated with WinRhoSDF(TM) sold by Nabi, IVIgG and steroids, all of which have had limited success. Rheumatoid arthritis is currently being treated with a number of compounds and a number of monoclonal antibodies, including antibodies against TNF and CD4. Anti-TNF and anti-CD4 antibodies are being developed by a number of companies including Centocor, IDEC Pharmaceuticals, SmithKline Beecham and others.

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

   Product candidates employing our human antibody technology are subject to extensive and rigorous domestic government regulation. The FDA regulates the development, preclinical and clinical testing, manufacture, safety, effectiveness, storage, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If products employing our human antibody technology are marketed abroad, they will also be subject to extensive regulation by foreign governments. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the candidate's safety and efficacy. The approval process takes many years, requires substantial resources, involves post-marketing surveillance, and may involve ongoing post-marketing studies. Delays in obtaining regulatory approvals may:

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

  .  withdrawals of previously approved marketing applications; or

  .  criminal prosecutions.

   In certain cases, we expect to rely on our corporate partners to file INDs and direct the regulatory approval process for products employing our human antibody technology. Our corporate partners may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates employing our human antibody technology. If they fail to obtain required governmental approvals, our corporate partners will be delayed or precluded from marketing these products. As a result, commercial use of products employing our technology will not occur and our business may be harmed.

We do not have, and may never obtain, the regulatory approvals we need to market our product candidates.

   To date, we have not applied for or received the regulatory approvals required for the commercial sale of our products in the United States or in any foreign jurisdiction. None of our product candidates has been determined to be safe and effective, and we have not submitted a new drug application, or NDA, or biologics license application, or BLA, to the FDA or to any foreign regulatory authorities for any of our product candidates. We have only limited experience in filing and pursuing applications necessary to obtain regulatory approval, and none of our product candidates may be approved for marketing.

If we or our manufacturing partners do not obtain or maintain current good manufacturing practices, we may not be able to commercialize our product candidates.

   We will depend on our own manufacturing facilities and on that of our corporate partners and other third parties to manufacture products employing our human antibody technology. Before commercializing a new drug, manufacturers must comply with the applicable FDA current good manufacturing practice regulations, or cGMP, which include quality control and quality assurance requirements as well as the maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of products employing our technology. After regulatory approvals are obtained, the subsequent discovery of previously unknown problems or failure to maintain compliance with the regulatory requirements may result in restrictions on the marketing of a product, withdrawal of the product from the market, seizures, injunctions, or criminal sanctions. Third parties may not be able to comply with the applicable regulations.

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

  .  public concern as to the safety and effectiveness of our products; and

  .  general market conditions.

   The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. Broad market fluctuations may also adversely affect the market price of our common stock.

We have obligations to issue shares of our common stock in the future, which may have a dilutive effect on the shares of our common stock currently outstanding.

   As of March 15, 2001, we have 4,715,491 shares of common stock reserved for issuance pursuant to options having a weighted average exercise price of $18.31 per share. In addition, there are 1,205,000 shares reserved for issuance pursuant to our deferred compensation plan. These shares will be issued on or after September, 2002.

   In addition, we have reserved 547,251 shares of common stock for issuance pursuant to future grants of options. We have filed registration statements on Form S-8 covering those shares. Shares issued under those plans, other than shares issued to affiliates, will be freely tradable in the open market.

   We also intend to submit a proposal to our shareholders at our annual meeting on May 23, 2001 for the approval of new stock option plan allowing for options to be granted for up to 3,500,000 shares of our common stock. If this plan is approved by our shareholders, we intend to file a registration statement on Form S-8 covering these shares. Shares issued under these plans, other than shares issued to affiliated, will be freely tradable in the open market.

   The exercise of all or a portion of the outstanding options and warrants may result in a significant increase in the number of shares of our common stock that will be subject to trading on The Nasdaq National Market, and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

Future sales of our common stock or other securities could cause the market price of our common stock to decline.

   As of March 21, 2001, we have 72,677,416 shares of common stock outstanding, of which 4,883,629 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

   We have filed registration statements on Form S-3 under the Securities Act relating to 4,369,674 shares of common stock that may be offered by certain of our stockholders and corporate partners. These shares of common stock are freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to resale limitations of Rule 144.

   We have filed a shelf registration statement on Form S-3 under the Securities Act relating to the sale of up to $500 million of any of the following securities:

  .  Debt Securities

  .  Preferred Stock

  .  Common Stock; or

  .  Warrants to Purchase Debt Securities, Preferred Stock or Common Stock.

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

   We are also afforded the protections of the New Jersey Shareholders Protection Act. This New Jersey statute contains provisions that impose restrictions on shareholder action to acquire control of our company. The effect of the provisions of our restated certificate of incorporation and by-laws and New Jersey law may discourage third parties from acquiring control of our company.

Item 2. Properties

   We have leased approximately 43,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, that was developed by Exxon Research and Engineering Company as its corporate research headquarters. The term of the lease expires on September 30, 2003, subject to review for an additional five years. We believe that this facility is well suited for clinical-grade production of monoclonal antibodies, since we have in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. This facility has a capacity of 10 kilograms of monoclonal antibody production per year. We believe that our existing facilities are adequate for the production of materials for clinical trials of our current products and for providing the services we offer to our corporate partners in connection with our human antibody technology. In January 2001, we purchased a facility in Greenwich, New Jersey to expand our manufacturing capabilities. The Greenwich facility is approximately 165,000 square feet of laboratory and office space, with 106 acres bordering the current facility.

The cost of the Greenwich facility including land and building was $9.2 million. In January 1998, we entered into a four-year lease for approximately 10,000 square feet in a modern facility located in San Jose, California. This space, which is owned by Becton Dickinson Corporation, includes an animal facility to house our HuMAb-Mouse, research and development laboratories and administrative offices. On November 3, 2000, we acquired the Milpitas, California facility, that we had leased in April 2000, for approximately $14.6 million. This property is approximately 57,000 square feet of laboratory and office space. We are in the process of moving our California operations from the San Jose facility to the Milpitas facility. The combined minimum annual lease commitments for our facilities in 2001 is approximately $2.2 million, and the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $7.1 million. In 2001, we expect to spend approximately $30 million on building modifications and equipping our facilities.

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

   The litigation against GenPharm is in the very early stages and we cannot predict its outcome or any possible financial losses that we may incur as a result of the litigation. Such losses, if any, could have a material effect on our operating results. We believe that the litigation against GenPharm is without merit and intend to defend the action vigorously. Furthermore, because we do not use the technology that is the subject of the litigation in any material way in our business as currently conducted, we do not believe that a judgment in favor of Deltagen would have a material adverse effect on the conduct of our business.

Item 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2000 through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

   Our common stock is listed on the Nasdaq National Market under the symbol "MEDX." The following table sets forth the high and low sale prices per share of common stock, as reported on the Nasdaq National Market, during the periods indicated.

                                                                  Common Stock
                                                                     Price*
                                                                 --------------
                                                                  High    Low
                                                                 ------- ------
Year ended December 31, 1999
  First Quarter................................................. $  4.31 $ 2.88
  Second Quarter................................................ $  5.97 $ 2.88
  Third Quarter................................................. $  9.97 $ 4.00
  Fourth Quarter................................................ $ 41.50 $ 6.44
Year ended December 31, 2000
  First Quarter................................................. $103.00 $14.19
  Second Quarter................................................ $ 44.44 $16.63
  Third Quarter................................................. $ 59.94 $35.69
  Fourth Quarter................................................ $ 75.00 $30.06

--------
* All prices have been adjusted to reflect a two-for-one stock split as of September 27, 2000.

   The number of shares of our common stock outstanding as of March 21, 2001 was 72,677,416. As of such date, there were approximately 421 record holders of common stock (which includes individual holders) and as of May 18, 2000, the date of the last shareholders' meeting, there were over 20,101 beneficial shareholders of our common stock.

   We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

                                     For the Year Ended December 31,
                          ----------------------------------------------------------
                             1996        1997        1998        1999        2000
                          ----------  ----------  ----------  ----------  ----------
                                    (in thousands, except share data)
Statement of Operations
 Data:
Revenues:
  Sales.................  $      255  $      221  $    1,349  $    1,079  $      264
  Contract and license
   revenue..............       1,626       3,011       5,443       8,593      19,619
  Sales, contract and
   license revenues from
   Genmab...............          --          --          --         252       2,574
                          ----------  ----------  ----------  ----------  ----------
   Total revenues.......       1,881       3,232       6,792       9,924      22,457
Costs and expenses:
  Cost of sales.........         132         150       1,218         709       1,189
  Research and
   development..........       7,596      14,100      23,122      19,929      33,942
  General and
   administrative.......       2,558       3,644       5,065       8,036      18,142
  Stock bonus to
   GenPharm employees...          --       2,275          --          --          --
  Acquisition of in-
   process technology...          --      40,316          --          --          --
                          ----------  ----------  ----------  ----------  ----------
   Total costs and
    expenses............      10,286      60,485      29,405      28,674      53,273
                          ----------  ----------  ----------  ----------  ----------
    Operating loss......      (8,405)    (57,254)    (22,613)    (18,750)    (30,816)
  Equity in net loss of
   affiliate............          --          --          --          --         (80)
  Interest and dividend
   income...............       1,542       1,903       1,956       1,205      21,158
  Interest expense......          (5)        (27)     (1,539)         (8)         (3)
                          ----------  ----------  ----------  ----------  ----------
    Loss before
     provision (benefit)
     for income taxes...      (6,868)    (55,377)    (22,196)    (17,553)     (9,741)
  Provision (benefit)
   for income taxes.....          --          --         341        (522)    (13,075)
                          ----------  ----------  ----------  ----------  ----------
    Net income (loss)...  $   (6,868) $  (55,377) $  (22,537) $  (17,031) $    3,334
                          ==========  ==========  ==========  ==========  ==========
Basic net income (loss)
 per share(1)...........  $    (0.22) $    (1.47) $    (0.44) $    (0.27) $     0.05
                          ----------  ----------  ----------  ----------  ----------
Diluted net income
 (loss) per share(1)....  $    (0.22) $    (1.47) $    (0.44) $    (0.27) $     0.05
                          ----------  ----------  ----------  ----------  ----------
Weighted average common
 shares outstanding(1)
 --basic................  30,578,000  37,742,000  50,780,000  63,840,000  71,532,000
 --diluted..............  30,578,000  37,742,000  50,780,000  63,840,000  73,232,000

                                           December 31,
                          ---------------------------------------------------
                            1996      1997      1998       1999       2000
                          --------  --------  ---------  ---------  ---------
                                          (in thousands)
Balance Sheet Data:
Cash, cash equivalents
 and marketable
 securities.............. $ 31,463  $ 28,444  $  34,664  $  30,147  $ 343,603
Working capital..........   31,259     1,647     29,581     22,382    329,807
Total assets.............   36,044    48,695     42,235     40,482    558,380
Long term obligations....      110       107         62         23         --
Cash dividends declared
 per common share........       --        --         --         --         --
Accumulated deficit......  (31,491)  (86,869)  (109,405)  (126,436)  (123,102)
Total shareholders'
 equity..................   34,648     5,681     35,229     22,299    485,562

--------
(1) Computed on the basis described in Note 2 to the Consolidated Financial Statements.

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

   Reported in thousands, except share data.

Basis of Financial Statement Presentation

   We are primarily engaged in the discovery and development of human antibody-based therapeutics to fight cancer and other life threatening and debilitating diseases. We have developed a broad platform of patented technologies for antibody discovery and development, including our technology for the creation of high affinity fully human antibodies. Through our 1997 acquisition of GenPharm and our collaboration with Kirin, we expanded our business to include both our HuMAb-Mouse and Kirin's TC Mouse technologies. In December 2000 we unveiled a unique crossbred mouse developed in partnership with Kirin as the newest addition to our UltiMAb Human Antibody Development System. With the UltiMAb platform, we have assembled a unique family of human antibody technologies for creating the entire spectrum of high affinity, fully human antibodies. As of December 31, 2000, 27 companies have acquired the rights to use our human antibody technology in their development of new products, including major pharmaceutical and biotechnology companies such as Novartis, Amgen, Immunex, Schering AG, Centocor (a subsidiary of Johnson & Johnson) and Eli Lilly & Co. To date we have received up front payments, and we expect to receive license fees, milestone payments and royalties from these partnerships. As new disease targets are discovered through genomic and other research programs, we intend to use our human antibody technology to develop therapeutic products for ourselves and our partners. As part of our Applied Genomics strategy we have established a number of collaborations with leading companies with expertise in genomics and proteomics. Along with our collaborators, we plan to share equally all costs of clinical development and expect to share equally in the revenues, expenses and profits associated with the products that successfully make it to the market. As of year end 2000, we had formed six such collaborations and we expect to continue adding additional collaborations in the future.

   Revenue--Our revenue is principally derived through licensing our human antibody technology to pharmaceutical and biotechnology companies and through government grants. The terms of these agreements typically include potential license fees and a series of milestone payments commencing upon initiation of clinical trials through commercialization. These payments may total $7,000 to $10,000 per product if the antibody receives approval from the FDA and equivalent foreign agencies. We are also entitled to royalties on product sales.

   Research and Development Expenses--Research and development expenses consist primarily of compensation expense, facilities and supply expense relating to antibody product development and to the breeding, caring for and continued development of our HuMAb-Mice and crossbred mice, as well as to the performance of contract services for our collaborative partners.

   General and Administrative Expenses--General and administrative expenses consist primarily of compensation, facility, travel and other expenses relating to our general management, financial, administrative and business development activities.

Results of Operations

   Years Ended December 31, 1998, 1999 and 2000

   Revenues for 1998, 1999 and 2000 were principally derived from contract and licensing activities. Total revenues in 1998 of $6,792 included $1,112 received from the sale of MDX-447, one of our monoclonal antibody products, to Merck KGaA, and $732 in contract and license revenues from Merck KGaA, $1,339 from Aventis

Behring, $900 of contract revenue received from Santen and $750 from Eisai. Total revenues in 1999 of $9,924 increased by $3,132 or 46% over 1998. The increase relates principally to a $4,000 milestone payment from Centocor which holds exclusive commercial licenses to develop HuMAb-Mouse antibodies to four licensed targets. In addition, the increase in 1999 reflects payments pursuant to license agreements with Merck KGaA. Revenues for 2000 of $22,457 increased by $12,533 or 126% over 1999. The increase relates principally to $6,000 of contract and license revenues from Kirin, $5,961 from IDM and $3,971 from Scil Biomedicals, offset in part by 1999 milestone payments.

   Our cost of sales decreased by $509 in 1999, a 42% decrease as compared to 1998. In 1999, the decrease was due to lower production of MDX-447 for Merck KGaA. Our cost of sales increased by $480 during 2000, a 68% increase as compared to 1999. The 2000 increase was due to higher production of MDX-CD4 for Genmab.

   Research and development expenses decreased $3,193 during 1999, a 14% decrease from 1998. The 1999 decrease was principally due to decreased clinical trial activity partially as the result of the suspension of patient enrollment in the Phase III clinical trial of MDX-RA. The research and development expense reduction was partially offset by higher personnel costs. Research and development expenses increased $14,013 during 2000, a 70% increase over 1999. The increase was principally due to a $5,000 upfront payment to Eos under our binding letter of intent as well as non-cash charges for options issued to employees and options and warrants issued to consultants of $1,569 and $1,588, respectively, in addition to higher personnel and consulting costs. Research and development costs are expected to increase at an accelerated rate as our products progress through the regulatory approval process.

   General and administrative expenses increased by $2,971 for 1999, a 59% increase from 1998. The increase was primarily attributable to higher personnel costs and heightened business development activities. General and administrative expenses increased by $10,106 for 2000, a 126% increase over 1999. The increase was primarily attributable to heightened consulting and personnel costs incurred in connection with the expansion of our business activities and increased shareholder relation expenses. Included in these expenses are non-cash charges for options issued to employees and options and warrants issued to consultants of $2,604 and $5,672, respectively. General and administrative expenses are expected to increase in the future as our products are developed and we expand our HuMAb-Mouse and Applied Genomics activities.

   Equity in net loss of affiliate of $80 reflects our share of Genmab's loss for the year ended December 31, 2000. Genmab is an affiliated company and is accounted for using the equity method. We expect equity in net loss of affiliates to increase in the near future due to the affiliate's investments in research and development to develop their own product pipeline.

   Interest and dividend income decreased by $751 for 1999, a 38% decrease as compared to 1998. This decrease was the result of both a lower average cash balance and a lower return on investments. Interest and dividend income increased by $19,953 for 2000, a 1656% increase as compared to 1999. The increase reflects interest earned on higher average cash balances resulting from the proceeds received from the March 3, 2000 follow-on public offering of our common stock. We sold 4,798,408 shares and received net proceeds of approximately $388,100.

   Our income tax provision of $341 for the year ended December 31, 1998 represented taxes paid related to the GenPharm acquisition, which were in excess of the amount of the liability provided for on the date of the acquisition. Our benefit for income taxes for the year ended December 31, 1999 of $522, consisted of $1,434 received from the sale of a portion of our New Jersey net operating loss ("NOL") carryforwards and research and development tax credits offset, in part, by a provision for state taxes. Our benefit for income taxes for the year ended December 31, 2000 of $13,075 was partially due to our recording of an increased basis of Genmab's assets as a result of their initial public offering in October 2000. It consisted of $20,274 of deferred tax benefit and $944 from the sale of New Jersey state NOLs, offset, in part, by provisions for federal and state taxes and by current and deferred foreign withholding tax expense. The deferred tax benefit related to deferred tax assets for which no valuation allowance was necessary because an equivalent amount of deferred tax liability was established, related to unrealized gain included in comprehensive income. The tax benefit is principally derived from our portion of the increase in the book value of the assets of Genmab resulting from the proceeds Genmab received upon completion of their initial public offering in October 2000. The current federal and state tax provisions resulted from revenue that is deferred for financial reporting purposes but not for tax reporting purposes, and from limitation of the available federal NOLs. After tax deductions related to exercises of stock options, no current federal or state taxes were payable at December 31, 2000. Applicable accounting rules require recognition of tax benefits associated with these deductions through adjustment to additional paid in capital rather than through current tax expense.

   We do not believe that inflation has had a material impact on our results of operations.

Liquidity and Capital Resources

   We have financed our operations since inception primarily through private placements and public sales of our securities, contract and license revenues and research product sales. Through December 31, 2000, we have raised $469,109 from sales of securities.

   We had $30,147 and $343,603 in cash, cash equivalents and marketable securities as of December 31, 1999 and 2000, respectively. Operating activities consumed $12,577, $5,610 and $14,374 of cash for the years ended December 31, 1998, 1999 and 2000, respectively.

   Through December 31, 2000, we have invested $29,268 in property and equipment.

   We have incurred and will continue to incur significant costs in the area of research and development, including preclinical and clinical trials, as our products develop. Administrative costs are also expected to increase with the expansion of administrative activities and the creation of an internal sales force.

   In connection with our merger with Essex Medical Products, we issued promissory notes to Essex Chemical Corporation in the principal amount of $100 and committed to pay 20% of our net after-tax income until a total of $1,000 has been paid, contingent upon the occurrence of certain events. On June 6, 1991, we repaid the $100 of notes, plus accrued interest to Essex. As the result of our net income in 2000 we accrued $667 payable to Essex Chemical Corporation. At our option, this obligation may be satisfied by the payment of shares of our common stock having a fair market value equal to the amount owed, provided such shares are registered for sale with the SEC.

   At December 31, 2000, we had federal NOL carryforwards of approximately $70,035. The NOL carryforwards expire in 2002 ($45), 2003 ($196), 2004 ($524),
2006 ($863), 2007 ($3,985), 2008 ($5,533), 2009 ($7,592), 2010 ($6,395), 2011
($7,028), 2012 ($9,642), 2018 ($20,925), 2019 ($2,575), and 2020 ($4,732).
During 2000 we determined that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred during 1998. The effect of the ownership change is the imposition of a $3,193 annual limitation on the use of NOL carryforwards attributable to periods before the change. At December 31, 2000, the amount of NOL subject to the limitation was $50,263 and the amount not subject to limitation was $19,772.

   Effective January 1, 1999 the New Jersey Division of Taxation established a program that allows new or expanding technology and biotechnology businesses to "sell" their Unused NOL Carryover and Unused Research and Development Tax Credits to corporate taxpayers in the state for at least 75% of the value of the benefits. The current state tax provision (benefit) in 1999 and 2000 include $1,434 and $944, respectively, for sales of portions of our NOLs and Research and Development Tax Credits.

   In 1998, 20% or $1,339 of our total revenue was derived from Aventis Behring for research funding, 13% or $900 was from Santen for research funding, 11% or $750 from Eisai for a milestone payment and 24% from Merck KGaA, including $1,112 for producing MDX-447 for proposed new human clinical trials, $492 for research funding and $240 premium paid for our common stock over the fair market value.

   In 1999, 40% or $4,000 of our total revenue was derived from a milestone payment made by Centocor. In addition, 31% or $3,056 of our total revenue was derived from Merck KGaA, consisting of $500 for producing MDX-447 for proposed new human clinical trials, $1,056 for research funding and a $1,500 technology option fee.

   In 2000, 27% or $6,000 of our total revenue was derived from Kirin for contract revenue. In addition, 27% or $5,961 of our total revenue was derived from IDM for the transfer of our technology, 18% or $3,971 from Scil for research funding and up-front fees and 11% or $2,574 from Genmab consisting of $1,024 for producing MDX CD4 for clinical trials and $1,550 for research funding.

   No other single source accounted for more than 10% of our total revenues for 1998, 1999 and 2000.

   In February 2000, we entered into a binding letter of intent with Eos to develop and commercialize genomics-derived antibody-based therapeutic products. Pursuant to the letter of intent, in May 2000 we paid $5,000 to Eos and deposited an additional $20,000 in a third party escrow account, to be released over time upon the achievement of certain milestones. This escrow deposit is included on our December 31, 2000 balance sheet as segregated cash. In September 2000, we purchased shares of preferred stock of Eos for an aggregate purchase price of $2,500 which was part of a $27,500 private placement.

   In July 2000, we entered into a Unit Purchase Agreement and an Amended and Restated Technology Access Agreement with IDM whereby we licensed to IDM certain of our technologies in exchange for equity units in IDM. As a result of this transaction, we have recorded a gain from the transfer of its technology of approximately $40,500 (based upon an independent valuation) in the third quarter of 2000. During 2000, we recognized $5,901 of this gain in contract revenue. In accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, we will recognize the balance of approximately $34,600 as revenue for financial statement reporting purposes over the next 20 months.

   In November 2000, we acquired the Milpitas, California facility that we had leased in April 2000 for approximately $14,600. This property is approximately 57,000 square feet of laboratory and office space. In January 2001, we purchased a facility and adjacent land in Greenwich, New Jersey for approximately $9,200. The Greenwich facility is situated on approximately 106 acres of land and currently contains approximately 165,000 square feet of laboratory and office space. We intend to modify and expand the Greenwich facility to increase our capacity to provide materials for clinical trials for our future products under development through our collaborations and alliances. In 2001 we expect to spend approximately $30,000 on building modifications and equipping our facilities.

   With the proceeds from our March 2000 offering we believe that our current cash balances, cash equivalents and marketable securities and cash generated from contract and licensing activities will be sufficient to meet our operating and capital requirements for at least the next 24 months. However, we may require additional financing within this time and may raise funds through public or private financings, collaborative relationships or other arrangements.

Recently Issued Accounting Pronouncements

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

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 had no impact on our operating results and financial position.

   In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 became effective on July 1, 2000 at which time we adopted the interpretation. The adoption of FIN 44 had no impact to our operating results and financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

   We do not use derivative financial instruments in our operations or investment portfolio. However, we regularly invest excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. Government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased or sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is minimal. We do not have exposure to market risks associated with changes in interest rates as we have no variable interest rate debt outstanding. We do not believe we have any material exposure to market risks associated with interest rates.

   We may be exposed to exchange conversion differences in translating the foreign results of its investment in Genmab to U.S. dollars. Depending upon the strengthening or weakening of the U.S. dollar, the conversion difference could be significant.

Item 8. Consolidated Financial Statements and Supplementary Data

                        Report of Independent Auditors

The Board of Directors and Shareholders
Medarex, Inc.

   We have audited the accompanying consolidated balance sheets of Medarex, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medarex, Inc. and Subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

MetroPark, New Jersey
February 21, 2001

                         MEDAREX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                             December 31,
                                                          --------------------
                                                            1999       2000
                                                          ---------  ---------
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $  14,366  $  78,397
  Marketable securities..................................    15,781    265,206
  Other current assets...................................     4,395     23,422
                                                          ---------  ---------
    Total current assets.................................    34,542    367,025
Property and equipment:
  Machinery and equipment................................     5,061      6,503
  Furniture and fixtures.................................       336        409
  Leasehold improvements.................................     2,310      2,356
  Construction in progress...............................       --      20,000
                                                          ---------  ---------
                                                              7,707     29,268
  Less accumulated depreciation and amortization.........    (4,633)    (5,837)
                                                          ---------  ---------
                                                              3,074     23,431
  Investment in Genmab...................................       --      77,468
  Investment in IDM......................................       415     48,199
  Investments in, and advances to, other affiliates and
   partners..............................................        49      7,634
  Segregated cash........................................     1,300     22,068
  Other assets...........................................     1,102     12,555
                                                          ---------  ---------
    Total assets......................................... $  40,482  $ 558,380
                                                          =========  =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable................................. $     620  $   1,463
  Accrued liabilities....................................     5,133      5,945
  Deferred contract revenue--current.....................     6,407     29,810
                                                          ---------  ---------
    Total current liabilities............................    12,160     37,218

Deferred contract revenue--long-term.....................     6,000     15,326
Deferred income taxes and other long-term obligations....        23     20,274

Commitments and contingencies............................       --         --

Shareholders' equity:
  Preferred stock, $1.00 par value, 2,000,000 shares
   authorized, none issued and outstanding...............       --         --
  Common stock, $.01 par value, 200,000,000 shares
   authorized, 65,429,884 shares issued and 64,224,884
   outstanding at December 31, 1999 and 73,802,666 shares
   issued and 72,597,666 shares outstanding at December
   31, 2000..............................................       654        738
  Capital in excess of par value.........................   148,705    569,410
  Treasury stock, at cost 1,205,000 shares...............    (3,031)    (3,031)
  Deferred compensation..................................     2,970      2,234
  Accumulated other comprehensive income (loss)..........      (563)    39,313
  Accumulated deficit....................................  (126,436)  (123,102)
                                                          ---------  ---------
    Total shareholders' equity...........................    22,299    485,562
                                                          ---------  ---------
    Total liabilities and shareholders' equity........... $  40,482  $ 558,380
                                                          =========  =========

                See notes to consolidated financial statements.

                         MEDAREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)

                                            For the Year Ended December 31,
                                            ----------------------------------
                                               1998        1999        2000
                                            ----------  ----------  ----------
Sales...................................... $    1,349  $    1,079  $      264
Contract and license revenues..............      5,443       8,593      19,619
Sales, contract and license revenues from
 Genmab....................................        --          252       2,574
                                            ----------  ----------  ----------
    Total revenues.........................      6,792       9,924      22,457
Costs and expenses:
  Cost of sales............................      1,218         709       1,189
  Research and development.................     23,122      19,929      33,942
  General and administrative...............      5,065       8,036      18,142
                                            ----------  ----------  ----------
  Total costs and expenses.................     29,405      28,674      53,273
                                            ----------  ----------  ----------
    Operating loss.........................    (22,613)    (18,750)    (30,816)
Equity in net loss of affiliate............        --          --          (80)
Interest and dividend income...............      1,956       1,205      21,158
Interest expense...........................     (1,539)         (8)         (3)
                                            ----------  ----------  ----------
    Loss before provision (benefit) for
     income taxes..........................    (22,196)    (17,553)     (9,741)
Provision (benefit) for income taxes.......        341        (522)    (13,075)
                                            ----------  ----------  ----------
    Net income (loss)...................... $  (22,537) $  (17,031) $    3,334
                                            ==========  ==========  ==========
Basic net income (loss) per share.......... $    (0.44) $    (0.27) $     0.05
                                            ==========  ==========  ==========
Diluted net income (loss) per share........ $    (0.44) $    (0.27) $     0.05
                                            ==========  ==========  ==========
Weighted average number of common shares
 outstanding during the
 year--basic .............................. 50,780,000  63,840,000  71,532,000
                                            ==========  ==========  ==========
--diluted.................................. 50,780,000  63,840,000  73,232,000
                                            ==========  ==========  ==========


                See notes to consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Dollars in thousands)

                      Common Stock                                          Treasury Stock
                    ----------------- Capital    Accumulated              --------------------
                                         in
                      Number           excess       other                   Number                               Total
                        of             of par   comprehensive Accumulated     of                  Deferred   shareholders'
                      shares   Amount  value    income (loss)   deficit     shares     Amount   Compensation    equity
                    ---------- ------ --------  ------------- ----------- -----------  -------  ------------ -------------
Balance at
December 31,
1997..............
As previously
reported..........  21,922,186  $219  $ 92,142     $   188      $(86,868)                                      $  5,681
2-for-1 stock
split effective
September 27,
2000..............  21,922,186   219      (219)
                    ----------  ----  --------     -------     ---------  -----------  -------     ------      --------
Balance at
December 31,
1997..............  43,844,372   438    91,923         188      $(86,868)                                         5,681
Issuance of common
stock, as a
portion of the
proceeds for
GenPharm
International,
Inc. stock........  15,102,384   152    43,293                                                                   43,445
Issuance of common
stock, for
exercise of
options...........      70,034   --         41                                                                       41
Issuance of common
stock in private
placements........   3,207,698    32     6,696                                                                    6,728
Issuance of common
stock for bonus to
GenPharm
International,
Inc. employees....     789,884     8     1,984                                                                    1,992
Net loss..........                                               (22,537)                                       (22,537)
Other
comprehensive
income-unrealized
loss on
securities........                                    (121)                                                        (121)
                                                                                                               --------
 Comprehensive
 loss.............                                                                                              (22,658)
                    ----------  ----  --------     -------     ---------  -----------  -------     ------      --------
Balance at
December 31,
1998..............  63,014,372   630   143,937          67      (109,405)                                        35,229
                    ----------  ----  --------     -------     ---------  -----------  -------     ------      --------
Issuance of common
stock for exercise
of options and
grant of
restricted
shares............     907,330     9     3,694                                                                    3,703
Issuance of common
stock in private
placements........     246,002     2       898                                                                      900
Exercise of
warrants..........      57,180     1       127                                                                      128
Issuance of common
stock for
Executive Deferred
Compensation
Plan..............   1,205,000    12        49                             (1,205,000) $(3,031)    $2,970           --
Net Loss..........                                               (17,031)                                       (17,031)
Other
comprehensive
income-unrealized
loss on
securities........                                    (630)                                                        (630)
                                                                                                               --------
 Comprehensive
 loss.............                                                                                              (17,661)
                    ----------  ----  --------     -------     ---------  -----------  -------     ------      --------
Balance at
December 31, 1999   65,429,884   654   148,705        (563)     (126,436)  (1,205,000)  (3,031)     2,970        22,299
                    ----------  ----  --------     -------     ---------  -----------  -------     ------      --------
Issuance of common
stock in public
offering..........   4,798,408    48   388,083                                                                  388,131
Exercise of
warrants..........     909,592     9     4,539                                                                    4,548
Issuance of common
stock for exercise
of options and
grant of
restricted
shares............   2,664,782    27    19,920                                                       (736)       19,211
Tax benefit from
exercise of stock
options...........                       8,163                                                                    8,163
Net income........                                                 3,334                                          3,334
Other
comprehensive
income-unrealized
adjustment to
carrying value of
affiliate, net of
tax of 20,274 ....                                  38,030                                                       38,030
 foreign currency
 translation
 adjustment.......                                    (788)                                                        (788)
 unrealized gain
 on securities....                                   2,634                                                        2,634
                                                                                                               --------
 Comprehensive
 income...........                                                                                               43,210
                    ----------  ----  --------     -------     ---------  -----------  -------     ------      --------
Balance at
December 31,
2000..............  73,802,666  $738  $569,410     $39,313     $(123,102) (1,205,000)  $(3,031)    $2,234      $485,562
                    ==========  ====  ========     =======     =========  ===========  =======     ======      ========

                See notes to consolidated financial statements.

                         MEDAREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                            For the Year Ended December 31,
                                           -----------------------------------
                                              1998        1999        2000
                                           ----------  ----------  -----------
Operating activities:
 Net income (loss)........................ $  (22,537) $  (17,031) $     3,334
 Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
   Depreciation...........................        698         696          867
   Amortization...........................        475         352          380
   Cash received from patent issuance.....      7,500         --           --
   Equity received for contract revenue...       (100)        --           --
   Non cash interest expense..............      1,521         --           --
   Stock options to employees.............        --          --         4,174
   Stock bonus to employees...............        --        2,279           84
   Stock options and warrants to non-
    employees.............................         34         --         7,175
   Non cash revenue--IDM..................        --          --        (5,901)
   Non cash revenue--Genmab...............        --          --          (667)
   Equity in net loss of Genmab...........        --          --            80
   Deferred income taxes..................        --          --       (13,075)
Changes in operating assets and
 liabilities, net of acquisition:
 Other current assets.....................       (784)     (1,934)      (9,940)
 Trade accounts payable...................         12         226          843
 Accrued liabilities......................     (1,079)        278        1,440
 Deferred contract revenue................      1,683       9,524       (3,168)
                                           ----------  ----------  -----------
   Net cash used in operating activities..    (12,577)     (5,610)    (14,374)
Investing activities:
 Purchase of property and equipment.......     (1,611)       (740)     (21,561)
 Decrease in note receivable..............     15,000         --           --
 Increase in segregated cash..............       (985)        --       (20,768)
 Increase in investment in Genmab.........        --          --       (18,000)
 Decrease (increase) in investments and
  advances to affiliate and partners......        (46)         62      (14,902)
 Purchase of marketable securities........    (37,628)     (4,000)    (294,431)
 Sales of marketable securities...........     28,975      17,842       47,641
                                           ----------  ----------  -----------
   Net cash provided by (used in)
    investing activities..................      3,705      13,164     (322,021)
Financing activities:
 Cash received from sales of stock, net...      6,770       2,452      400,457
 Principal payments under debt
  obligations.............................       (210)        (51)         (31)
                                           ----------  ----------  -----------
   Net cash provided by financing
    activities............................      6,560       2,401      400,426
                                           ----------  ----------  -----------
   Net increase (decrease) in cash and
    cash equivalents......................     (2,312)      9,955       64,031
 Cash and cash equivalents at beginning
  of period...............................      6,723       4,411       14,366
                                           ----------  ----------  -----------
 Cash and cash equivalents at end of
  period..................................   $  4,411  $   14,366  $    78,397
                                           ==========  ==========  ===========
Supplemental disclosures of cash flow
 information
 Cash paid during period for:
   Income taxes........................... $    1,009  $      --   $       292
                                           ==========  ==========  ===========
   Interest............................... $       18  $        8  $         3
                                           ==========  ==========  ===========

                See notes to consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1998, 1999 and 2000
                   (Dollars in thousands, except share data)

1. Nature of Operations

   Medarex, Inc. ("Medarex" or the "Company"), incorporated in July 1987, is a biotechnology company developing therapeutic products for cancer, autoimmune disease and other life-threatening and debilitating diseases based on proprietary technology in the field of immunology. The Company's therapeutic products are currently under development and will need the approval of the U.S. Food and Drug Administration ("FDA") prior to commercial distribution in the United States.

   The Company has three wholly-owned subsidiaries: Medarex Europe B.V. which was incorporated in the Netherlands on October 31, 1996; Houston Biotechnology Incorporated ("HBI") which was acquired on February 28, 1997; and GenPharm International, Inc. ("GenPharm") which was acquired on October 21, 1997. The Company also holds equity interests of various companies and accounts for them either through the equity or cost methods. As of December 31, 2000, the Company has investments in the following companies: Genmab A/S (GEN:
Copenhagen Stock Exchange, and GE9D: German Neuer Markt), IDM S.A. (see Note
12), Athersys, Inc., Elusys, Inc., Oxford GlycoSciences plc, and Eos Biotechnology, Inc. The Company's operations constitute one business segment. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Significant Accounting Policies

   Cash Equivalents

   The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company invests its cash in deposits with major financial institutions, money market funds and notes issued by the U. S. government.

   Marketable Securities

   Marketable securities consist of fixed income investments with a maturity of greater than three months and U.S. bond funds, both of which can be readily purchased or sold using established markets. Such securities, which are classified as "available-for-sale," are carried at market with unrealized gains and losses reported in other comprehensive income (loss), which is a separate component of shareholders' equity. These unrealized gains and losses are considered temporary.

   Property and Equipment

   Property and equipment is stated at cost. Depreciation is provided over three to five years using the straight-line method. Leasehold improvements are amortized over the estimated useful lives of the assets or the related lease terms, whichever is shorter.

   Transactions in Affiliates Stock

   At the time an affiliate sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that affiliate increases proportionate to its equity basis in the affiliate. If at that time the affiliate is a newly-formed start-up, or a development stage company, the company's proportionate share of the affiliates' equity resulting from the additional equity raised is accounted for as an equity transaction under Accounting Principles Board ("APB") Opinion No. 18 and Staff Accounting Bulletin ("SAB") No. 51. Such

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999
                   (Dollars in thousands, except share data) transactions are reflected as equity transactions in the accompanying statement of shareholders' equity. If an affiliate's common stock is listed on a national market and the Company's investment in the affiliate is not accounted for under the equity method, then the investment is classified as marketable securities and carried at fair market value.

   Revenue Recognition

   The Company sells antibodies primarily to research institutions in the United States and overseas. Revenue from these sales is recognized when the products are shipped.

   Revenue related to collaborative research with the Company's corporate partners is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. Deferred revenue may result when the Company does not expend the required level of effort during a specific period in comparison to funds received under the respective contracts or when funds received are refundable under certain circumstances. Milestone and royalty payments, if any, are recognized pursuant to collaborative agreements upon the achievement of specified milestones.

   Non-refundable up-front payments received in connection with research and development collaboration agreements are deferred and recognized on a straight-line basis over the relevant periods in the agreement, generally the research term.

   Research and Development

   Research and development costs are expensed as incurred.

   Use of Estimates

   The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Stock Based Compensation

   In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense for stock options granted at fair market value. Note 7 to the consolidated financial statements contains a summary of the pro-forma effects to reported net loss and loss per share for 1998, 1999 and 2000 as if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

   Foreign Currency Translation

   Investments in foreign affiliates have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss).

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000
                   (Dollars in thousands, except share data)

   Net Income (Loss) Per Share

   Basic and diluted earnings per share is calculated in accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 128, Earnings per Share. Basic earnings per share is based upon the number of weighted average shares of common stock outstanding. Diluted earnings per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock are outstanding stock options which are included under the treasury stock method for the year ended December 31, 2000. For the years ended December 31, 1998 and 1999, potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.

   The computation of basic and diluted earnings per share for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                               1998        1999        2000
                                            ----------  ----------  ----------
   Numerator:
     Net income (loss).....................   ($22,537)  ($17,031)      $3,334
                                            ==========  ==========  ==========
   Denominator:
     Denominator for basic net income
      (loss) per share--Weighted average
      shares............................... 50,780,000  63,840,000  71,532,000
     Effect of dilutive securities:
       Stock options.......................        --          --    1,700,000
                                            ----------  ----------  ----------
     Denominator for diluted net income
      (loss) per share--adjusted weighted-
      average shares....................... 50,780,000  63,840,000  73,232,000
   Basic net income (loss) per share.......   ($  0.44)   ($  0.27)     $ 0.05
   Diluted net income (loss) per share.....   ($  0.44)   ($  0.27)     $ 0.05

   The following options to purchase shares of common stock were outstanding during 2000, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the year and, therefore, the effect would be antidilutive:

   Number of options.................................................... 142,200
   Weighted-average exercise price......................................  $53.50

   Impact of Recently Issued Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As the Company does not currently engage in derivatives or hedging transactions, SFAS 133 is not expected to have an impact on the Company's consolidated results of operations, financial position or cash flows.

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 had no impact on the Company's operating results or financial position.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000
                   (Dollars in thousands, except share data)

   In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 became effective on July 1, 2000 at which time the Company adopted the interpretation. The adoption of FIN 44 had no impact on the Company's operating results and financial position.

   Reclassifications

   Certain 1998 and 1999 balances have been reclassified to conform with the current year presentation.

3. Available for Sale Investments

   Available for sale investments consist of the following as of December 31:

                                     1999                           2000
                         ----------------------------- -------------------------------
                                 Unrealized Estimated           Unrealized  Estimated
                          Cost     (Loss)   Fair Value   Cost   Gain (Loss) Fair Value
                         ------- ---------- ---------- -------- ----------- ----------
Money market funds
 (included in cash and
 cash equivalents)...... $ 1,241   $ --      $ 1,241   $ 72,727   $  --      $ 72,727
US Treasury
 Obligations............   6,824    (278)      6,546     26,158      237       26,395
US Corporate Debt
 Securities.............   9,520    (285)      9,235    234,420    2,416      236,836
Equity Securities.......     --      --          --       2,556     (581)       1,975
                         -------   -----     -------   --------   ------     --------
                         $17,585   $(563)    $17,022   $335,861   $2,072     $337,933
                         =======   =====     =======   ========   ======     ========

   The Company's available for sale investments have the following maturities at December 31, 2000:

     Due in one year or less.......................................... $226,333
     Due after one year, less than five years.........................  105,971
     Due after five years.............................................    5,629

4. Balance Sheet Detail

   Other current assets consist of the following as of December 31:

                                                                  1999   2000
                                                                 ------ -------
Deferred tax benefit............................................ $  --  $ 8,743
Interest and dividends receivable ..............................    106   6,460
Receivables from corporate partners.............................    853   4,174
Payroll taxes receivable--employees.............................  1,889     363
Other...........................................................  1,547   3,682
                                                                 ------ -------
                                                                 $4,395 $23,422
                                                                 ====== =======

   Accrued liabilities consist of the following as of December 31:

                                                                  1999   2000
                                                                 ------ -------
Accrued compensation............................................ $1,220 $ 2,229
Accrued professional fees.......................................    376   1,022
Accrued clinical trials expense.................................    287     511
Accrued payroll taxes...........................................  1,911      10
Accrued taxes...................................................    912     --
Other...........................................................    427   2,173
                                                                 ------ -------
                                                                 $5,133 $ 5,945
                                                                 ====== =======

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000
                   (Dollars in thousands, except share data)
5. Taxes

   Income tax expense is determined using the liability method.

   The provision (benefit) for income taxes is as follows:

                                                          Year ended December
                                                                  31
                                                         ----------------------
                                                         1998  1999      2000
                                                         ---- -------  --------
   Federal
     Current............................................ $341 $   --   $  5,134
     Deferred...........................................  --      --    (16,978)
                                                         ---- -------  --------
       Total federal....................................  341     --    (11,844)
   State
     Current............................................  --     (522)    1,357
     Deferred...........................................  --      --     (3,296)
                                                         ---- -------  --------
       Total state......................................  --     (522)   (1,939)
   Foreign
     Current............................................  --    1,200       108
     Deferred...........................................  --   (1,200)      600
                                                         ---- -------  --------
       Total foreign....................................  --      --        708
                                                         ---- -------  --------
         Total.......................................... $341 $  (522) $(13,075)
                                                         ==== =======  ========

   The current state tax provision (benefit) in 1999 and 2000 include $1,434, and $944, respectively, attributable to the Company's sale of certain state net operating loss and credit carryforwards. The current and deferred foreign tax provisions relate to foreign withholding taxes.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000
                   (Dollars in thousands, except share data)

   A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal income rate of 34% to income before provision (benefit) for income tax is as follows:

                                                     Year ended December 31
                                                    --------------------------
                                                     1998     1999      2000
                                                    -------  -------  --------
   Computed at statutory rate...................... $(7,547) $(5,968) $ (3,085)
   State income taxes, net of federal tax effect...     --      (338)      648
   Loss of foreign subsidiary......................     217      346       515
   Permanent items related to the acquisition of
    subsidiaries, the write off of technology and
    investment in foreign joint venture............     --     2,550       --
   Foreign withholding taxes.......................     --       --        671
   Change in valuation allowance related to
    unrealized gain................................     --       --    (20,274)
   Other...........................................     346       33       321
   Other change in deferred tax valuation
    allowance......................................   7,325    2,855     8,129
                                                    -------  -------  --------
                                                    $   341  $  (522) $ 13,075
                                                    =======  =======  ========

   The components of deferred tax assets and liabilities consist of the following as of December 31:

                                                               1999      2000
                                                             --------  --------
   Deferred tax assets:
     Net operating loss carryforwards....................... $ 24,796  $ 26,502
     Accrued compensation...................................      --      3,450
     R&D capitalized for tax purposes.......................    4,148     4,148
     Deferred revenue.......................................    4,793    17,828
     Research credits.......................................    2,912     3,190
     Foreign withholding tax................................    1,200       600
     Other..................................................      199       300
                                                             --------  --------
                                                               38,048    56,018
     Deferred tax asset valuation allowance.................  (36,369)  (34,945)
                                                             --------  --------
                                                                1,679    21,073
                                                             --------  --------
   Net deferred tax liabilities:
     Unrealized gain........................................      --     20,274
     Other..................................................      479       199
                                                             --------  --------
                                                                  479    20,473
                                                             --------  --------
   Net deferred tax assets.................................. $  1,200  $    600
                                                             ========  ========

   At December 31, 2000, approximately $10,105 of the deferred tax asset related to net operating loss ("NOL") carryforwards and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options and the disqualifying disposition of stock acquired with incentive stock options. Such benefits, when realized, are credited to additional paid-in capital.

   At December 31, 2000, the Company had federal NOL carryforwards of approximately $70,035. The NOL carryforwards expire in 2002 ($45), 2003 ($196), 2004 ($524), 2006 ($863), 2007 ($3,985), 2008 ($5,533), 2009

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000
                   (Dollars in thousands, except share data)
($7,592), 2010 ($6,395), 2011 ($7,028), 2012 ($9,642), 2018 ($20,925), 2019
($2,575), and 2020 ($4,732). During 2000 the Company determined that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred during 1998. The effect of the ownership change is the imposition of a $3,193 annual limitation on the use of NOL carryforwards attributable to periods before change. At December 31, 2000, the amount of NOL subject to the limitation was $50,263 and the amount not subject to limitation was $19,772.

   The Company had federal research tax credit carryforwards at December 31, 2000 of approximately $2,270 which expire between 2005 and 2020. As a result of the 1998 ownership change under Section 382, the use of approximately $1,358 of these carryforwards is subject to limitation.

   As a result of the acquisition of HBI, the Company had additional federal NOL carryforwards at December 31, 2000 of approximately $7,481. The NOL carryforwards expire as follows: 2001 ($145), 2002 ($900), 2003 ($1,038), 2005
($295), 2006 ($783), 2007 ($666), 2008 ($781), 2009 ($114), 2013 ($74), and
2018 ($2,685). Also related to this acquisition, the Company had research credit carryforwards of approximately $672 which expire between 2005 and 2010. The use of these NOL and credit carryforwards is subject to an annual limitation under Section 382. The Company has not determined the amount of the limitation.

   At December 31, 2000, the Company had a state NOL carryforward of approximately $11,700 that expires in 2007.

6. Shareholders' Equity

   In October 1997, the Company consummated the acquisition of GenPharm (the "Merger") resulting in GenPharm becoming a wholly-owned subsidiary of the Company. Pursuant to the Merger, the Company was obligated to issue shares of its common stock having a value of up to $62,725 (the "Purchase Price"), subject to adjustment, in exchange for all of the outstanding shares of GenPharm capital stock. During 1997 the Company issued 3,250,000 shares of its common stock as payment of $17,794 of the Purchase Price. The amount of the Purchase Price was subsequently reduced by approximately $518 as a result of certain adjustments provided for under the terms of the Merger.

   In August 1998, certain of the former GenPharm stockholders assigned their rights (the "Rights") to receive $25,123 of the remaining balance of the Purchase Price to BCC Acquisition I LLC ("BCC"), a limited liability company formed between The Bay City Capital Fund I, L.P. and various affiliates of BCC. As part of this transaction, the Company issued 7,443,754 shares of common stock and warrants to purchase 909,592 shares of common stock at an exercise price of $5.00 per share exercisable over a period of seven (7) years to BCC in exchange for such Rights. On September 1, 1998, the Company prepaid the remaining balance of the Purchase Price owed to the GenPharm stockholders ($19,290) by issuing 7,658,630 shares of common stock, valued at $2.52 per share.

   In August 1998, Merck KGaA made a $1,200 milestone payment in exchange for 384,000 shares of the Company's common stock. Of this amount $960 was included in equity and $240 was recorded as contract revenue. The payment was triggered by clinical development progress on MDX-447. In December 1998, Merck KGaA obtained an option to expand its collaboration with the Company for the anti-cancer bispecific antibody, MDX-447. Merck KGaA has obtained the exclusive option to negotiate for worldwide licensing rights, with Medarex retaining United States rights, in return for an option fee of $1,500. The Company transferred its interest in MDX-447 to IDM in July 2000. The option fee at December 31, 1998 was recorded as deferred revenue and was amortized into revenue over the one-year life of the option.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000
                   (Dollars in thousands, except share data)

   In September 1998, Centocor, Inc. ("Centocor"), now a wholly-owned subsidiary of Johnson & Johnson, exercised its option to obtain an exclusive commercial license to fully human antibodies for four antigens created with the Company's HuMAb-Mouse technology. Under the terms of the agreement, Centocor made a $4,000 equity purchase and received 1,800,680 shares of the Company's common stock.

   In December 1998, Novartis Pharma AG ("Novartis") made a $2,000 equity purchase for 1,023,018 shares of the Company's common stock. This payment represents the first disbursement by Novartis pursuant to a license agreement for the rights to use the HuMAb-Mouse technology. Of this amount, $1,800 is included in equity and $200 was amortized into contract revenue as Novartis evaluated the initial HuMAb-Mouse target. In November 1999, Novartis made a $1,000 equity purchase of 246,002 shares of the Company's common stock. This payment represents the second disbursement by Novartis pursuant to a license agreement for the rights to use the HuMAb-Mouse technology. Of this amount, $900 is included in equity and $100 was amortized into contract revenue as Novartis evaluated additional HuMAb-Mouse targets.

   In March 2000, the Company completed a follow-on public offering of 4,798,408 shares of common stock at a price of $86.00 per share resulting in net proceeds to the Company of approximately $388,100.

   On September 12, 2000, the Company's Board of Directors approved a two-for-one stock split of the Company's outstanding shares of common stock. The stock split entitled each holder of record at the close of business on September 27, 2000 to receive one additional share of common stock for every share of common stock held by such shareholder. The accompanying consolidated financial statements have been adjusted to give retroactive recognition to the common stock split, effective on September 27, 2000, for all periods presented by reclassifying from capital in excess of par value to common stock an amount equal to the par value of the additional shares arising from the split. In addition, all references in the consolidated financial statements to number of shares and per share amounts have been adjusted.

7. Stock Options

   The Company has ten Stock Option Plans (the "Plans"). The purchase price of stock options under the Plans is determined by the Stock Option Committee of the Board of Directors of the Company (the "Committee"). The term is fixed by the Committee, but no incentive stock option is exercisable after 10 years from the date of grant. As a result of the 1997 HBI acquisition, outstanding HBI options were converted to 374,942 Company options. At December 31, 2000, a total of 943,400 shares were available for future grants under the Plans.

   In accordance with the terms of the Company's 1999 Stock Option Plan, on November 1, 1999, five of the Company's employees were granted a total of 200,400 shares of restricted common stock. Under the terms of each restricted stock agreement, the shares of restricted stock could not be sold, assigned, pledged or transferred until the date on which the last reported sales price of the Company's common stock as reported on the Nasdaq Stock Market equaled or exceeded $8.50 per share for any 10 trading days out of any 20 consecutive trading days. The Company's common stock closed at or above $8.50 per share 10 days between December 3, 1999 and December 17, 1999, therefore the restriction on these shares lapsed on December 17, 1999 on which date the closing price was $11.38 per share. The Company has recorded compensation expense of $2,279 in its statement of operations for the year ended December 31, 1999 related to these restricted stock grants.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000
                   (Dollars in thousands, except share data)

   A summary of the Company's stock option activity and related information for the years ended December 31, 1998, 1999 and 2000 follows:

                                 1998                1999                 2000
                          ------------------- -------------------- --------------------
                                     Weighted             Weighted             Weighted
                           Common    Average    Common    Average    Common    Average
                            Stock    Exercise   Stock     Exercise   Stock     Exercise
                           Options    Price    Options     Price    Options     Price
                          ---------  -------- ----------  -------- ----------  --------
Outstanding at beginning
 of year................  5,268,904   $ 2.10   5,581,854   $ 2.09   5,181,264   $ 2.87
 Granted................    436,850     1.77   1,898,900     3.14   1,736,110    32.26
 Exercised..............    (59,700)   (0.64) (2,112,330)   (1.05) (2,664,782)   (3.35)
 Canceled...............    (64,200)   (2.58)   (187,160)   (2.91)   (358,000)   (3.44)
Outstanding at end of
 year...................  5,581,854     2.09   5,181,264     2.87   3,894,592     7.47
Exercisable at end of
 year...................  5,153,204            3,282,364            2,158,481
Weighted average fair
 value of options
 granted during the
 year...................              $ 1.07               $ 2.34               $29.94

   Stock options outstanding at December 31, 2000 are summarized as follows:

                                                             Weighted
                                               Outstanding    Average   Weighted
                                                Options at   Remaining  Average
      Range of                                 December 31, Contractual Exercise
     Exercise Price                                2000        Life      Price
     --------------                            ------------ ----------- --------
     $1.47 to $2.84...........................   1,191,950     6.23      $ 2.25
     $3.03 to $5.60...........................   1,413,631     7.99      $ 3.59
     $19.44 to $39.31.........................     514,710     9.38      $31.63
     $40.28 to $97.07.........................     774,301     9.70      $51.88
                                                ----------
                                                3,894,592
                                                ==========

   The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plans. If the Company had elected to recognize compensation expense based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below.

                                                    1998      1999      2000
                                                  --------  --------  --------
     Net income (loss)--as reported.............. $(22,537) $(17,031) $  3,334
     Net loss--pro-forma......................... $(23,945) $(18,388) $(21,596)
     Income (loss) per share--as reported........ $   (.44) $   (.27) $    .05
     Loss per share--pro-forma................... $   (.47) $   (.29) $   (.29)

   The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                                       1998     1999     2000
                                                      -------  -------  -------
     Expected dividend yield.........................       0%       0%       0%
     Expected stock price volatility.................    68.8%    99.8%   155.3%
     Risk-free interest rate.........................     4.6%     5.5%     5.5%
     Expected life of options........................ 5 years  5 years  5 years

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000
                   (Dollars in thousands, except share data)
8. Executive Deferred Compensation Plan

   Effective March 31, 1999 the Company instituted an executive deferred compensation plan to permit certain individuals to defer the gain on the exercise of stock options to a specified future period. In June 1999, six individuals deferred the gain on the exercise of options to purchase 1,205,000 shares of the Company's common stock which is included as treasury stock in the Company's December 31, 1999 and December 31, 2000 consolidated balance sheets. The Company's executive deferred compensation plan does not permit diversification and must be settled by the delivery of 1,181,042 shares of the Company's stock which may begin in 2002. Accordingly, changes in the fair value of the amount owed to the individuals are not recognized.

9. Warrants

   On July 1, 1994, pursuant to a secondary offering, the underwriter was issued warrants to purchase 200,000 shares of common stock. Under the terms of the warrants, each warrant holder was entitled to purchase one share of common stock at a price of $2.25 per share commencing July 1, 1995 until June 30, 1999. In 1999, 57,180 warrants were exercised and 142,820 warrants expired on June 30, 1999.

   On October 21, 1997, the Company acquired GenPharm. As a result of this purchase, the Company assumed GenPharm's outstanding warrants which, if converted, could have purchased 50,000 shares of common stock at $3.00 per share. These warrants expired unexercised on June 30, 1999.

   On August 4, 1998, certain of the former GenPharm stockholders assigned their rights to receive $25,123 of the remaining balance of the purchase price of GenPharm to BCC. As part of this transaction, the Company issued to BCC warrants to purchase 909,592 shares of common stock at an exercise price of $5.00 per share exercisable over a period of seven (7) years. In 2000, all the BCC warrants were exercised.

10. Research and Development Agreements

   The Company has a significant number of research and development agreements related to its discovery and development strategy. The following is a description of certain of these agreements which have had, or may have, a significant financial impact.

   On April 26, 1996, the Company announced that it had entered into a collaboration agreement with Aventis Behring L.L.C., a Delaware limited liability company formed through a joint venture of Hoechst AG and Rhone-Poulenc Rorer, Inc., to develop and market MDX-33. This collaboration provides for the joint development of MDX-33 by the Company and Aventis Behring. Subject to the terms of the arrangement, the Company is primarily responsible for product development, clinical testing through Phase II trials and the manufacture of all products used in clinical trials. Aventis Behring is primarily responsible for the payment of all expenses associated with Phase I and Phase II clinical trials of MDX-33 to be conducted by the Company, up to a maximum of $20,000. If such trials are successfully completed, Aventis Behring will be primarily responsible for Phase III clinical trials, regulatory approvals, product commercialization and the costs associated therewith. In addition, under the terms of the arrangement, Aventis Behring paid to the Company in 1996 an up-front fee of $1,000 which was included in contract and license revenue and funded research and development of $900 over three years starting in July of 1996. Aventis Behring may also provide the Company with up to $10,000 of additional funding upon the achievement of certain milestones. In 1998, 1999 and 2000 the Company recognized $1,339, $353 and $261 in contract revenue from Aventis Behring.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000
                   (Dollars in thousands, except share data)
   Under the terms of the agreement, Aventis Behring has an option (the "Option") to purchase shares of common stock of the Company in an amount equal to $2,000, at a premium over the market price for the common stock on the Nasdaq National Market for the three day period commencing one business day prior to the Company's public announcement that certain milestones have been achieved, subject to a maximum of 20% of the shares of the common stock or voting power outstanding prior to such issuance. If such milestones have been achieved and Aventis Behring does not elect to exercise the Option, then Aventis Behring will be required to pay $2,000 in cash to the Company.

   HBI, which was acquired by the Company on February 28, 1997, had entered into an exclusive license agreement with Baylor College of Medicine ("Baylor") to market, manufacture, grant sublicenses and sell HBI's 4197X-RA Immunotoxin (also known as MDX-RA). MDX-RA is an immunotoxin used to prevent secondary cataracts. Baylor has the right to terminate this license agreement due to the fact that a Product License Application with respect to MDX-RA was not filed with the FDA by December 31, 2000. Pursuant to this agreement, the Company is obligated to pay Baylor a royalty equal to a maximum of 10% of the net sales of the product until $5,000 in royalties are paid and 5% of net sales thereafter (5% and 2.5% in certain instances). No royalties have yet been paid under this agreement.

   In May 1993, GenPharm, which was acquired by the Company on October 21, 1997, entered into a collaboration with Eisai Co., Ltd. ("Eisai") to fund the development and initial manufacturing of a specific human antibody product. This agreement was subsequently amended to provide for further research and development funding through December 31, 1997. In 1998, the Company received a $750 milestone payment for the production of antibodies. Research and development costs incurred under this agreement, to date, have approximated revenues. In the event that Eisai elects to acquire rights to commercialize such product in North America, the Company will receive a milestone payment.

   In February 1997, GenPharm entered into a Research and Commercialization Agreement with Centocor, Inc. This agreement provides Centocor with a research license in return for annual license fees. Further, Centocor was granted an option to obtain exclusive worldwide marketing and manufacturing rights to any antibodies which are developed under the terms of the agreement contingent upon Centocor making equity investments in GenPharm (now the Company). Under the terms of the agreement, in October 1998, Centocor exercised its option by making a $4,000 equity purchase and received 1,800,680 shares of the Company's common stock. The agreement provides for benchmark payments on the achievement of certain milestones and royalty payments on product sales. In May 2000, the Company announced a broad antibody development agreement with Centocor. This agreement allows Centocor and other affiliates of Johnson & Johnson to access the Company's HuMAb-Mouse technology for an unlimited number of targets. Under the terms of the agreement, the Company received technology access fees, and could also receive license fees, milestone fees and royalties on product sales. In 1999, the Company received a $4,000 milestone payment from Centocor. In 2000, the Company recognized revenue of $104 from the new agreement.

   In August 1998, the Company announced that it had received a $1,200 milestone payment from Merck KGaA in exchange for 384,000 shares of the Company's common stock. The milestone payment was triggered by clinical development progress of MDX-447, an anti-cancer treatment developed jointly by Merck KGaA and the Company. Merck KGaA obtained the exclusive option to negotiate for worldwide licensing rights, with the Company retaining United States rights, in return for an option fee of $1,500, which was recognized in contract revenue in 1999, and Merck KGaA's agreement to pay fully for Phase II clinical trials of MDX-447.

   In December 1998, the Company and Novartis entered into a global licensing arrangement involving the Company's HuMAb-Mouse technology. Under the terms of the agreement, Novartis obtains the rights to use the HuMAb-Mouse technology for an unlimited number of targets for up to ten years. Under the terms of the

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000
                   (Dollars in thousands, except share data) arrangement, Novartis made an initial equity investment in the Company by purchasing 1,023,018 shares of common stock of $2,000 at a purchase price of $1.96 per share, a premium to the market price on the day of the transaction. An additional 246,002 shares of the Company's common stock or a $1,000 equity investment was made in November 1999 the first anniversary of the agreement. A further $3,000 in equity purchases may be made after the initial five year term of the agreement. In addition, the Company could receive license fees, milestone payments and royalties on sales of products made utilizing the HuMAb-Mouse technology.

   In December 1999, the Company entered into a strategic alliance with Kirin Brewery Co., Ltd., ("Kirin") providing for the global commercialization of technology for creating fully human monoclonal antibodies. Under the terms of this alliance, Kirin paid the Company $12,000 in up-front fees in December 1999. The Company recognized the $6,000 as revenue in 2000 and the balance will be recognized in 2001 as the required work is performed. In addition, Kirin was designated as the primary distributor of the Company's HuMAb-Mouse technology in Asia, and the Company was designated as the primary distributor of Kirin's TC Mouse outside of Asia. In addition the Company will exchange broad licenses with Kirin, subject to milestone and royalty payments, for in-house use of each other's technology for the development of human antibody therapeutic products.

   In January 2000, the Company entered into a binding letter of intent with Scil Biomedicals GmbH for the development of MDX-210, its antibody-based product for the treatment of cancers over expressing HER-2, for applications outside cellular therapy. Scil was formed by certain owners and senior executives of Boehringer Mannheim following the acquisition of Boehringer Mannheim by Roche Holding AG. MDX-210 is in Phase II trials for the treatment of patients with hormone refractory prostate cancer. Scil has paid the Company $500, which is being recognized as revenue over a 36-month period as the related services are provided. In addition, Scil will pay all of the remaining costs of the Phase II trials and has agreed to fund 100% of the Phase III costs necessary to obtain regulatory approval in North America and Europe up to a maximum of $17,000. Scil will have the rights to commercialize MDX-210 in Europe, subject to royalties payable to the Company. If the Company elects to fund 50% of the Phase III costs, the Company will retain all rights outside of Europe; if the Company elects to have Scil pay all of the Phase III costs, the Company will share co-promotion rights in North America with Scil.

   In February 2000 the Company entered into a binding letter of intent with Eos Biotechnology, Inc. ("Eos"), to develop and commercialize genomics-derived antibody-based therapeutic products. The Company also has an agreement with Eos to generate fully human monoclonal antibodies to several target antigens. Pursuant to the letter of intent, on May 15, 2000 the Company paid $5,000 to Eos and deposited an additional $20,000 in a third party escrow account, to be released over time to Eos upon the achievement of certain milestones. This escrow deposit is included on the December 31, 2000 balance sheet as segregated cash. In September 2000, the Company purchased shares of preferred stock of Eos for an aggregate purchase price of $2,500 which was part of a $27,500 private placement. This investment is accounted for under the cost method. Dr. Frederick B. Craves, a member the Company's board of directors, is also a member of the board of directors of Eos. BCC Acquisition I LLC ("BCC Acquisition"), which beneficially owns approximately 7% of the Company's common stock, is an affiliate of The Bay City Capital Fund I, L.P. ("BCC Fund"), which owns approximately 15% of the shares of Eos's capital stock. Dr. Craves is a principal of Bay City Capital LLC, an affiliate of BCC Fund, which is one of the members of BCC Acquisition.

   In June 2000, entered into an agreement with Biosite Diagnostics Incorporated ("Biosite"). Under the terms of the agreement, Biosite will receive research funding of $3,000 per year over eight years from the Company

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000
                   (Dollars in thousands, except share data) along with research fees and, if any products are generated through the partnership, milestone payments and royalties. Biosite may also receive diagnostic rights to targets identified through the partnership. As a result of this agreement, the Company expects to receive payments from third-parties, including milestone payments, royalties and reimbursement payments, that may offset the research funding being paid to Biosite. In 2000, the Company incurred research expenses of $1,750 related to this alliance.

   In August 2000, the Company entered into an agreement with Scil whereby the Company transferred certain development and commercialization rights for MDX-RA to Scil. A Phase III placebo controlled clinical trial of MDX-RA for the prevention of secondary cataracts was commenced by the Company in December 1997. In November 1998, the Company voluntarily suspended the Phase III trial after 565 patients had been treated. The reason for the suspension was the occurrence of serious adverse events, or SAEs, in seven patients receiving a placebo and six treated with MDX-RA. At this time, in light of current market conditions relating to secondary cataracts and data from the suspended Phase III trial, the Company believes that it is unlikely that the Company will resume clinical trials with respect to MDX-RA. Scil paid the Company $2,000 in 2000 which is being recognized as revenue over a 36-month period as the related services are being provided. In 2000, the Company recognized revenue of $3,971 related to MDX-210 and MDX-RA of which $3,423 represented the funding of research and development and $548 represented the amortization of a portion of license fees.

   In September 2000, the Company entered into a binding memorandum of understanding with Oxford GlycoSciences plc to develop novel therapeutics produced through the joint application of Medarex's fully human monoclonal antibody technology and Oxford GlycoSciences' proprietary proteomics technology for high-throughput protein analysis and target validation. The Company's European rights to these products are subject to our Collaboration with Genmab (see note 11). The Company and Oxford GlycoSciences will share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. As part of this agreement, the Company made a $5,000 equity investment in Oxford GlycoSciences. The Company subsequently sold one half of this equity interest to Genmab for $2,500. (See Note 11). The Company's President and Chief Executive Officer is a member of the board of directors of OGS.

11. Transactions with Genmab

   In March 1999, the Company and BankInvest Biomedical Development Venture Fund formed Genmab, a new Danish company established to develop and commercialize a portfolio of fully human antibodies derived from the Company's HuMAb-Mouse technology.

   Initially, the Company contributed a license to its human antibody technology for producing antibodies to particular targets in exchange for approximately 44% of Genmab's share capital. During Genmab's initial 12 months of operations, Genmab raised additional equity and, in connection therewith, the Company agreed to expand the license to provide Genmab with broader rights to the human antibody technology in exchange for further equity, thereby maintaining the approximate 44% ownership in Genmab's share capital. In addition, in connection with Genmab's private placement in May 2000, the Company made a cash investment of $18,000 in order to maintain the approximate 44% ownership interest in Genmab. In August 2000, the Company received additional equity in connection with the European Genomics Agreement (as described below) which increased the Company's equity interest in Genmab to approximately 45%.

   In October 2000, Genmab completed an initial public offering of its ordinary shares and raised approximately $187,000. As a result of Genmab's IPO, the Company's equity interest in Genmab was reduced to its current level of approximately 33%. The market value of the Company's investment in Genmab is approximately $160,000 as of December 31, 2000.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000
                   (Dollars in thousands, except share data)

   In August 2000, the Company entered into a binding memorandum of understanding (the "European Genomics Agreement") with Genmab pursuant to which the Company granted Genmab exclusive rights to market the Company's transgenic mouse technologies for multi-target (five or more targets) genomics partnerships to certain pharmaceutical and biotechnology companies whose headquarters are located in Europe. Under the terms of this European Genomics Agreement, Genmab may market the Company's transgenic mouse technology for multi-target partnerships to any European-based company except for: (i) current partners of the Company, including Novartis, Merck KGaA, Schering AG, Aventis Behring, IDM and Scil; and (ii) any European based pharmaceutical company with worldwide revenues in excess of $1,000,000 in 1999, provided, however, that Genmab may market the Company's human antibody technology to Sanofi/Synthelabo and Boehringer Ingelheim. The Company has certain rights to develop and commercialize outside of Europe products arising from such European-based alliances. The Company retains all rights to market its technology to companies headquartered outside of Europe. Certain license fees, milestones and royalties due the Company under the existing Evaluation and Commercialization Agreement between the Company and Genmab are reduced. The European Genomics Agreement also provides that, under certain circumstances, the Company must negotiate in good faith to manufacture antibodies for such partnerships.

   In addition, under the terms of the European Genomics Agreement, the Company granted Genmab an option to receive certain rights in Europe with respect to the development and commercialization of up to four antibody products the Company may obtain through its alliance with Eos. Finally, the European Genomics Agreement grants Genmab certain rights to access technologies acquired by the Company from Biosite and Kirin.

   In August 2000, under the European Genomics Agreement, the Company received 279,760 shares of Genmab stock valued at $2,000 based upon a recently completed private placement representing payment for the first year. The European Genomics Agreement has an initial term of five years with a right exercisable by Genmab to extend the term for an additional two years. For each years of the agreement and during the term of any extension, the Company will receive $2,000 per year from Genmab. At Genmab's option, these amounts may be paid in either cash or capital stock. During the year ended December 31, 2000, the Company recognized $667 of revenue from this agreement.

   In September 2000, the Company and Genmab entered into an amended and restated European Genomics Agreement (the "Amended European Genomics Agreement"), pursuant to which the Company agreed to assign to Genmab 100% of the Company's economic interests to each product the Company jointly develops with Oxford GlycoSciences (a "Medarex/OGS Product") and sells in Europe and 50% of its economic interest in each Medarex/OGS Product sold outside North America and Europe. Under the terms of the Amended European Genomics Agreement, if a Medarex/OGS Product is intended to be sold only in Europe, Genmab will reimburse the Company for 100% of the Company's research, development, manufacturing and commercialization expenses associated with such product. If the Medarex/OGS Product is to be sold only in North America, Genmab will not be obligated to reimburse the Company for any such expenses. In all other cases, Genmab will reimburse the Company for 50% of such expenses. In addition, in September 2000, Genmab purchased one-half of the Company's equity interest in Oxford GlycoSciences for $2,500.

   In October 2000 Genmab announced the completion of the initial public offering of its ordinary shares. The global offering consisted of an issue of 6,000,000 new ordinary shares at a price of approximately $33.00 per share to be delivered either in the form of ordinary shares for trading on the Copenhagen Stock Exchange or in the form of Co-Ownership Interests ("COIS") for trading on the Neuer Markt of the Frankfurt Stock Exchange. Each COIS represents one ordinary share. The issuance of the new ordinary shares resulted in net proceeds to

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000
                   (Dollars in thousands, except share data)
Genmab of approximately $187,000. As the result of this offering the Company's equity investment in Genmab was reduced to approximately 33%. The difference between the cost of the investment and the amount of the underlying equity in net assets of Genmab after the initial public offering was accounted for in accordance with APB Opinion No. 18 The Equity Method of Accounting for Investment in Common Stock, and Staff Accounting Bulletin No. 51 Accounting for Sales of Stock by a Subsidiary. This transaction is reflected as an equity transaction in the accompanying statement of shareholders' equity.

   The Company and its designees have two seats out of a total of six seats of the board of directors of Genmab. The two seats are currently held by the chairman of the Company's board of directors and the President of Medarex Europe, B.V.

   Summary financial information for Genmab as of, and for the year ended, December 31, 2000 is as follows:

       Current assets................................................. $223,617
       Non current assets.............................................   19,007
       Current liabilities............................................    4,688
       Non current liabilities........................................    5,084
       Net sales......................................................      --
       Gross profit...................................................      --
       Net loss.......................................................   (2,313)

12. Transactions with IDM

   In July 2000, the Company entered into a Unit Purchase Agreement and an Amended and Restated Technology Access Agreement with IDM S.A. ("IDM") whereby the Company licensed to IDM certain of its technologies in exchange for units in IDM. As a result of this transaction, the Company has recorded a gain from the transfer of its technology of approximately $40,500 (based upon an independent valuation). In accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, the Company will recognize the approximately $40,500 as revenue for financial statement reporting purposes over a two-year period. During 2000, the Company recognized $5,901 in revenue from this transaction.

   For tax reporting purposes, the entire gain of the transfer of technology is taxable to the Company at the time the transaction was closed in 2000.

   In October 2000, the Company participated in a private placement of IDM and purchased additional equity of $5,172 which was part of a $41,500 offering.

   The Company currently accounts for its interest in IDM under the cost method. The Company's equity ownership in IDM is 6% and with the closing of the Unit Purchase Agreement in September 2000, the Company was issued 7,528 Class B shares and 192,278 units, each unit comprising one Class B share and 19 warrants allowing each to purchase one convertible or redeemable bond into one Class B share. If the warrants are exercised and converted or redeemed, the Company would own an additional 3,653,282 Class B shares of IDM, which would give the Company an equity interest in IDM of approximately 29%. The warrants will be exercisable between September 2002 and September 2010, for bonds that in turn will be convertible into or redeemable in Class B shares six months after the exercise.

   The Company's President and Chief Executive Officer, who is also a member of the Company's board of directors, is a member of the board of directors of IDM.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000
                   (Dollars in thousands, except share data)

13. Commitments and contingences

   The Company leases laboratory, production and office space in New Jersey and California. These leases expire on various dates between December 2001 and November 2004. The Company incurred rent expense of $2,096 in 1998, $2,768 in 1999 and $2,474 in 2000.

   The Company has secured a bank letter of credit pursuant to the requirements of its Annandale, New Jersey lease. This letter of credit in the amount of $1,300 is fully cash collateralized and the cash is categorized as segregated cash in the balance sheet.

   Future minimum lease commitments as of December 31, 2000 are as follows:

       2001.............................................................. $2,245
       2002..............................................................  1,876
       2003..............................................................  1,633
       2004..............................................................    695
       2005..............................................................    496
       Remainder.........................................................    124
                                                                          ------
                                                                          $7,069
                                                                          ======

   The Company is a party to a number of license agreements which call for royalties to be paid by the Company if and when the Company commercializes products utilizing the licensed technology.

   The Company has a contingent commitment to pay $1,000 to Essex Chemical Corporation ("Essex") without interest in installments equal to 20% of net after tax earnings of the Company in future years. The Company's contingent commitment, as amended, to pay up to $1,000 out of future earnings may be satisfied, at the Company's option, through the payment of cash or shares of the Company's common stock having a fair market value equal to the amount owed, provided that such shares are registered with the Securities and Exchange Commission. As of December 31, 2000 the Company has accrued $667 related to this liability.

   In November 2000, the Company purchased a facility in Milpitas, California for $14,600 to expand its animal facility and to house the Company's HuMAb-Mice, research and development laboratories and related administrative offices.

   In January 2001, the Company purchased a facility in Greenwich, New Jersey to expand its manufacturing capabilities. The cost of the Greenwich facility including land and building was $9,200. For 2001, the Company expects to spend approximately $30,000 on building modifications and equipping its facilities.

   In the ordinary course of our business, the Company is at times subject to various legal proceedings. The Company does not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

   On May 24, 2000, Lexicon Genetics Incorporated filed a complaint against Deltagen, Inc. in U.S. District Court for the District of Delaware alleging that Deltagen is willfully infringing the claims of United States Patent No. 5,789,215, under which Lexicon holds an exclusive license in the relevant field from GenPharm. This patent covers certain methods of engineering the animal genome, including methods for the production of knockout mice.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000
                   (Dollars in thousands, except share data)
   On October 31, 2000, Lexicon amended its complaint to add GenPharm, as the licensor of the patent, as a plaintiff. On November 14, 2000, Deltagen filed an answer to Lexicon's amended complaint which included counterclaims against Lexicon and, for the first time, counterclaims against GenPharm. In its counterclaims, Deltagen is seeking declaratory relief that the patent is invalid, unenforceable and not infringed. In addition, Deltagen asserted counterclaims against both Lexicon and GenPharm under the antitrust laws. Deltagen is seeking, among other relief, an award of monetary damages against Lexicon and GenPharm in an unspecified amount. Any damages for violations of the antitrust laws would be trebled.

   The litigation against GenPharm is in the very early stages and the Company cannot predict its outcome or any possible financial losses that we may incur as a result of the litigation. Such losses, if any, could have a material effect on the Company's operating results. The Company believes that the litigation against GenPharm is without merit and intends to defend the action vigorously. Furthermore, because the Company does not use the technology that is the subject of the litigation in any material way in its business as currently conducted, the Company does not believe that a judgment in favor of Deltagen would have a material adverse effect on the conduct of its business.

14. Segment Information

   The Company is an integrated monoclonal antibody-based company with antibody discovery, development and manufacturing capabilities. The operations of the Company and its wholly-owned subsidiaries constitute one business segment.

   Revenue from customers representing 10% or more of total revenues for the years ended December 31, 1998, 1999 and 2000 is as follows:

      Customer                                                    1998  1999  2000
      --------                                                    ----  ----  ----
      Kirin......................................................  --    --    27%
      IDM........................................................  --    --    27%
      Scil.......................................................  --    --    18%
      Genmab.....................................................  --     6%   11%
      Aventis Behring............................................  20%    4%    1%
      Centocor...................................................   6%   40%   --
      Merck KGaA.................................................  24%   31%   --
      Santen.....................................................  13%   --    --
      Eisai......................................................  11%   --    --

   No other single customer accounted for more than 10% of the Company's total revenues for the years ended December 31, 1998, 1999 and 2000, respectively.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000
                   (Dollars in thousands, except share data)

15. Quarterly Financial Information--Unaudited

   The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 2000.

1999                              First   Second    Third   Fourth    Total
----                             -------  -------  -------  -------  --------
Sales........................... $    44  $   443  $    45  $   547  $  1,079
Contract and license revenues...   5,550      990    1,269    1,036     8,845
                                 -------  -------  -------  -------  --------
  Total revenue.................   5,594    1,433    1,314    1,583     9,924
Cost of sales...................      28      128       27      526       709
Loss before provision (benefit)
 for income taxes...............    (930)  (4,430)  (5,086)  (7,107)  (17,553)
Net loss........................    (930)  (4,430)  (5,086)  (6,585)  (17,031)
Basic net loss per share........ $ (0.01) $ (0.07) $ (0.08) $ (0.10) $  (0.27)
Diluted net loss per share...... $ (0.01) $ (0.07) $ (0.08) $ (0.10) $  (0.27)


2000                              First   Second    Third   Fourth    Total
----                             -------  -------  -------  -------  --------
Sales........................... $    55  $    58  $    37  $ 1,138  $  1,288
Contract and license revenues...   2,078    3,051    5,637   10,403    21,169
                                 -------  -------  -------  -------  --------
  Total revenue.................   2,133    3,109    5,674   11,541    22,457
Cost of sales...................      27       27       29    1,106     1,189
Income (loss) before provision
 (benefit) for income taxes.....  (4,175)  (5,404)   1,310   (1,472)   (9,741)
Net income (loss)...............  (4,325)  (5,554)  (2,755)  15,968     3,334
Basic net income (loss) per
 share.......................... $ (0.06) $ (0.08) $ (0.04) $  0.22  $   0.05
Diluted net income (loss) per
 share.......................... $ (0.06) $ (0.08) $ (0.04) $  0.22  $   0.05

16. Subsequent Events

   In January 2001, the Company entered into an agreement with B. Twelve, Inc. ("B. Twelve"), to develop fully human antibodies to several cancer related targets identified by B. Twelve's technology. B. Twelve will develop and commercialize human antibody products resulting from this agreement. The Company could receive license fees and milestone payments as well as royalties on commercial sales of products resulting from the Company's agreement with B. Twelve. In addition, the Company received 400,000 shares of B. Twelve common stock valued at $1,200. B. Twelve will apply the value of the shares received by the Company against certain license fees and milestone payments.

   In February 2001, the Company entered into a collaboration with Seattle Genetics, Inc. ("Seattle Genetics"), to jointly develop and commercialize fully human antibody therapeutic products to specific cancer targets identified by Seattle Genetics. The Company plans to generate antibodies to the Seattle Genetics targets using our fully human antibody technology. The Company and Seattle Genetics will share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. In addition, the Company purchased $2,000 of common stock directly from Seattle Genetics in connection with Seattle Genetics' initial public offering in March 2001.

   In February 2001, the Company entered into a binding memorandum of understanding with Immusol, Inc. ("Immusol"), to jointly develop and commercialize fully human antibody therapeutic products to targets discovered by Immusol's Inverse Genomics(TM) technology platform. The Company plans to generate antibodies to the Immusol targets using our fully human antibody technology. The Company and Immusol will share costs

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000
                   (Dollars in thousands, except share data) and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. Additionally, the Company has made a $5,000 equity investment in Immusol.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2001, which will be filed on or before April 16, 2001, and is incorporated herein by reference.

Item 11. Executive Compensation

   The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2001, which will be filed on or before April 16, 2001, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2001, which will be filed on or before April 16, 2001 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required herein will be incorporated in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2001, which will be filed on or before April 16, 2001, and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  Item
 Number
 ------
 (a).1. Consolidated Financial Statements

        Report of Independent Auditors.

        Consolidated Balance Sheets as of December 31, 1999 and 2000.

        Consolidated Statements of Operations for the Years Ended December 31,
        1998, 1999 and 2000.

        Consolidated Statements of Shareholders' Equity for the Years Ended
        December 31, 1998, 1999 and 2000.

        Consolidated Statements of Cash Flows for the Years Ended December 31,
        1998, 1999 and 2000.

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

 (a).3. Exhibits

   Item
  Number
  ------
  2.1(1)   Certificate of Merger, dated June 15, 1989, including Plan of
           Merger.

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

  3.1(56) Restated Certificate of Incorporation, as amended, of the Registrant.

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

 10.16(1)  AML/SCCL License Agreement between Fondation Nationale de
           Transfusion Sanguine and the Registrant, dated February 13, 1990.

    Item
   Number
   ------
 10.17(1)   HIV License Agreement between Fondation Nationale de Transfusion
            Sanguine and the Registrant, dated February 13, 1990.

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

 10.33(1)   Stock Purchase Plan.

 10.34(1)   Settlement Agreement by and between the Registrant and Fondation
            Nationale de Transfusion Sanguine, dated December 9, 1991



    Item
   Number
   ------
 10.35(1)    Amended and Restated HIV Targeting Antibody License Agreement by
             and between the Registrant and Fondation Nationale de Transfusion
             Sanguine, dated December 9, 1991.

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


    Item
   Number
   ------
 10.60(15)   Sublease of the Company's New Hampshire Facility dated May 25,
             1994.
 10.61(9)    1995 Stock Option Plan.
 10.61A(17)  Amendment to the Financing and Option Agreement of December 1,
             1993 by and among the Registrant, G. Musuri S.A. and IDM S.A.
 10.62(9)    Stock Purchase Agreement dated May 16, 1995 between the Registrant and Novartis Inc.
 10.63(9)**  Development and Commercialization Agreement dated May 16, 1995 between the Registrant and Novartis Inc.
 10.64(9)    Registration Rights Agreement dated May 16, 1995 between the
             Registrant and Novartis Inc.
 10.65(13)   Letter to Josephthal Lyon & Ross Incorporated dated April 12,
             1996.
 10.66(20)   Convertible Note dated December 18, 1996 executed by Houston
             Biotechnology Incorporated in favor of the Registrant.
 10.67(21)   License Agreement effective December 18, 1996 between Houston
             Biotechnology Incorporated and the Registrant.
 10.68(22)   Escrow Agreement dated as of December 18, 1996 among Houston
             Biotechnology Incorporated, the Registrant and Satterlee Stephens
             Burke & Burke LLP, as escrow agent.
 10.69(19)   Convertible Note dated January 15, 1997 executed by Houston
             Biotechnology Incorporated in favor of the Registrant.

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

 10.77(27)   Convertible Subordinated Promissory Note, dated March 26, 1997, made by Cell Genesys, Inc. to the order of GenPharm International,
             Inc.

 10.78(30)** Development and Licensing Agreement between the Registrant and
             Centeon L.L.C. dated April 24, 1996.

 10.79(31)** Research and Licensing Agreement between the Registrant and Merck
             KGaA dated June 26, 1996.

 10.80(32)** Research and Commercialization Agreement dated February 11, 1998 between the Registrant and Schering AG.


    Item
   Number
   ------
 10.81(33)   Rights Exchange Agreement dated as of June 10, 1998 between the
             Registrant and BCC Acquisition I LLC, together with the exhibits thereto.

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

 10.101(53)* Binding Letter of Intent dated January 3, 2000 among the
             Registrant, GenPharm and Scil Biomedicals GmbH.

 10.102(54)* Binding Letter of Intent dated February 10, 2000 among the
             Registrant and Eos Biotechnology, Inc.


    Item
   Number
   ------
 10.103(55)* Agreement of Lease dated April 21, 2000 between Liman Realty Corp.
             and the Registrant.

 10.104(57)* Medarex, Inc. 2000 Stock Option Plan

 10.105(58)* Medarex, Inc. 2001 Non-Director/Officer Employee Stock Option
             Plan.

 10.106(59)* Medarex, Inc. 2001 Non-Director/Officer Employee Stock Option
             Plan.

 21          Subsidiaries of the Registrant.

 23.1        Consent of Ernst & Young LLP.

--------
 (1) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-39956) filed on April 12, 1991.
 (2) Incorporated by reference to the identically numbered exhibit to the Registrant's Current Report on Form 8-K dated December 20, 1991.
 (3) Incorporated by reference to exhibit number 10.33 to the Registrant's Current Report on Form 8-K dated August 9, 1991.
 (4) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report onForm 10-K filed on March 6, 1992.
 (5) Incorporated by reference to exhibit number 4 to the Registrant's Registration Statement on Form S-8 (File No. 33-44276) filed on November 29, 1991.
 (6) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-46509) filed on March 18, 1992.
 (7) Incorporated by reference to the exhibit number 1.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-39956) filed on April 12, 1991.
 (8) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report onForm 10-K filed on March 15, 1993.
 (9) Incorporated by reference to the identically numbered exhibit to the Registrant's Post-Effective Amendment No. 5 to Registration Statement on Form S-1 (File No. 33-57366) filed on September 15, 1995.
(10) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q filed on May 14, 1993.
(11) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q filed on August 16, 1993.
(12) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report onForm 10-K filed on February 15, 1994.
(13) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-75324) filed on June 28, 1994.
(14) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q filed on May 13, 1994.
(15) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 1994.
(16) Incorporated by reference to the identically numbered exhibits to the Registrant's Registration Statement on Form S-1 (File No. 33-98244) filed on July 26, 1995.
(17) Incorporated by reference to the identically numbered exhibits to the Registrant's Quarterly Report on Form 10-Q filed on May 11, 1995.
(18) Incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4 (File No. 333-20119) filed on January 22, 1997.
(19) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-4 (File No. 333-20119) filed on January 22, 1997.
(20) Incorporated by reference to Exhibit Number 99.2 to the Registrant's Current Report on Form 8-K filed on January 2, 1997.

(21) Incorporated by reference to Exhibit Number 99.3 to the Registrant's Current Report on Form 8-K filed on January 2, 1997.
(22) Incorporated by reference to Exhibit Number 99.4 to the Registrant's Current Report on Form 8-K filed on January 2, 1997.
(23) Incorporated by reference to Exhibit Number 10.44 to Cell Genesys, Inc.'s Annual Report on Form 10-K/A filed on May 1, 1997.
(24) Incorporated by reference to Exhibit Number 10.45 to Cell Genesys, Inc.'s Annual Report on Form 10-K/A filed on May 1, 1997.
(25) Incorporated by reference to Exhibit Number 10.46 to Cell Genesys, Inc.'s Annual Report on Form 10-K/A filed on May 1, 1997.
(26) Incorporated by reference to Exhibit Number 10.47 to Cell Genesys, Inc.'s Annual Report on Form 10-K/A filed on May 1, 1997.
(27) Incorporated by reference to Exhibit Number 10.48 to Cell Genesys, Inc.'s Annual Report on Form 10-K/A filed on May 1, 1997.
(28) Incorporated by reference to Exhibit Number 2.1 to the Registrant's Registration Statement on Form S-4 (No. 333-29953) filed on June 25, 1997.
(29) Incorporated by reference to identically numbered exhibit to the Registrant's current Report on Form 8-K filed on March 31, 1998.
(30) Incorporated by reference to Exhibit Number 10.74 to the Registrant's current Report on Form 8-K filed on March 31, 1998.
(31) Incorporated by reference to Exhibit Number 10.73 to the Registrant's current Report on Form 8-K filed on March 31, 1998.
(32) Incorporated by reference to the identically numbered exhibits to the Registrant's Quarterly Report on Form 10-Q filed May 14, 1998.
(33) Incorporated by reference to the identically numbered exhibit to the Registrant's Current Report onForm 8-K filed on June 15, 1998.
(34) Incorporated by reference to Exhibit Number 10.1 to the Registrant's Current Report on Form 8-K filed on February 26, 1999.
(35) Incorporated by reference to Exhibit Number 10.2 to the Registrant's Current Report on Form 8-K filed on February 26, 1999.
(36) Incorporated by reference to Exhibit Number 10.80 to the Registrant's Current Report on Form 8-K filed on August 11, 1999.
(37) Incorporated by reference to Exhibit Number 10.81 to the Registrant's Current Report on Form 8-K filed on August 11, 1999.
(38) Incorporated by reference to Exhibit Number 10.82 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1999.
(39) Incorporated by reference to Exhibit Number 10.83 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1999.
(40) Incorporated by reference to Exhibit Number 10.84 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1999.
(41) Incorporated by reference to Exhibit Number 10.85 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1999.
(42) Incorporated by reference to Exhibit Number 10.86 to the Registrant's Quarterly Report on Form 10-Q filed on November 11, 1999.
(43) Incorporated by reference to Exhibit Number 10.1 to the Registrant's Current Report on Form 8-K filed on January 26, 2000.
(44) Incorporated by reference to Exhibit Number 10.2 to the Registrant's Current Report on Form 8-K filed on January 26, 2000.
(45) Incorporated by reference to Exhibit Number 10.3 to the Registrant's Current Report on Form 8-K filed on January 26, 2000.
(46) Incorporated by reference to Exhibit Number 10.4 to the Registrant's Current Report on Form 8-K filed on January 26, 2000.

(47) Incorporated by reference to Exhibit Number 10.5 to the Registrant's Current Report on Form 8-K filed on January 26, 2000.
(48) Incorporated by reference to Exhibit Number 10.6 to the Registrant's Current Report on Form 8-K filed on January 26, 2000.
(49) Incorporated by reference to Exhibit Number 10.7 to the Registrant's Current Report on Form 8-K filed on January 26, 2000.
(50) Incorporated by reference to Exhibit Number 10.8 to the Registrant's Current Report on Form 8-K filed on January 26, 2000.
(51) Incorporated by reference to Exhibit Number 10.9 to the Registrant's Current Report on Form 8-K filed on January 26, 2000.
(52) Incorporated by reference to Exhibit Number 10.10 to the Registrant's Current Report on Form 8-K filed on January 26, 2000.
(53) Incorporated by reference to Exhibit Number 10.11 to the Registrant's Current Report on Form 8-K filed on January 26, 2000.
(54) Incorporated by reference to Exhibit Number 10.1 to the Registrant's Current Report on Form 8-K1A filed on February 24, 2000.
(55) Incorporated by reference to identically numbered exhibit to Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000.
(56) Incorporated by reference to Exhibit Number 4(b) to the Registrant's Registration Statement on Form S-8 (File Number 333-39084) filed on June 12, 2000.
(57) Incorporated by reference to Exhibit Number 10.1 to the Registrant's Registration Statement on Form S-8 (File Number 333-39084) filed on June 12, 2000.
(58) Incorporated by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-8 (File Number 333-55222) filed on February 8, 2001.
(59) Incorporated by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-8 (File Number 333-55224) filed on February 8, 2001.
--------
 * Confidential treatment has been requested with respect to specified portions of this exhibit.
** Confidential treatment has been granted with respect to specified portions of this exhibit.

(b) Reports on Form 8-K

   Current report on Form 8-K filed on December 22, 2000 regarding results of Phase II clinical trials and development of new technology.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2001.

                                          Medarex, Inc.

                                          By:
                                             ----------------------------------
                                             Donald L. Drakeman
                                             President and Chief Executive
                                             Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.


                 Signature                            Title                  Date
                 ---------                            -----                  ----

                                            Director, President and     March 28, 2001
___________________________________________  Chief Executive Officer
            Donald L. Drakeman               (Principal Executive
                                             Officer and Director)

                                            Senior Vice President and   March 28, 2001
___________________________________________  Chief Financial Officer
            Christian S. Schade              (Principal Financial
                                             Officer and Accounting
                                             Officer)

                                            Chairman of the Board       March 28, 2001
___________________________________________  (Director)
               Irwin Lerner

                                            Director                    March 28, 2001
___________________________________________
           Michael A. Appelbaum

                                            Director                    March 28, 2001
___________________________________________
                Fred Craves

                                            Director                    March 28, 2001
___________________________________________
             Michael W. Fanger

                                            Director                    March 28, 2001
___________________________________________
             Charles Schaller

                                            Director                    March 28, 2001
___________________________________________
              Leigh Thompson

                                            Director                    March 28, 2001
___________________________________________
              Julius A. Vida
