Form 10-Q
period 2001-03-31
MEDAREX INC
filed 2001-05-08
CIK 874255

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934



For quarter ended March 31, 2001          Commission File No. 0-19312
                  --------------                              -------


                                 MEDAREX, INC.
                                 -------------
            (Exact name of registrant as specified in its charter.)

New Jersey                                                  22-2822175
----------                                                  ----------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                             Identification No.)

707 State Road #206, Princeton, New Jersey                  08540
(Address or principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (609) 430-2880

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

The number of shares of common stock, $.01 par value, outstanding as of April 27, 2001 was 72,695,566 shares.

                        MEDAREX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                         December 31,        March 31,
                                                                        ---------------  ----------------
                                                                             2000              2001
                                                                                           (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                            $       78,397    $      128,714
   Marketable securities                                                       265,206           194,153
   Other current assets                                                         23,422            16,481
                                                                        --------------    --------------
         Total current assets                                                  367,025           339,348

 Property and equipment:
   Land                                                                              -             3,398
   Building and leasehold improvements                                           2,356            22,958
   Machinery and equipment                                                       6,503             8,364
   Furniture and fixtures                                                          409               689
   Construction in progress                                                     20,000            10,858
                                                                        --------------    --------------
                                                                                29,268            46,267
   Less accumulated depreciation and amortization                               (5,837)           (6,755)
                                                                        --------------    --------------
                                                                                23,431            39,512

Investment in Genmab                                                            77,468            72,760
Investment in IDM                                                               48,199            48,199
Investments in, and advances to, other affiliates and partners                   7,634            14,060
Segregated cash                                                                 22,068            22,342
Other assets                                                                    12,555            14,973
                                                                        --------------    --------------

     Total assets                                                       $      558,380   $       551,194
                                                                        ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Trade accounts payable                                               $        1,463    $        1,306
   Accrued liabilities                                                           5,945             4,306
   Deferred contract revenue - current                                          29,810            27,564
                                                                        --------------    --------------
      Total current liabilities                                                 37,218            33,176

 Deferred contract revenue - long-term                                          15,326            12,580
 Deferred income taxes and other long-term obligations                          20,274            20,040

Commitments and contingencies                                                        -                 -

Shareholders' equity:
   Preferred stock, $1.00 par value, 2,000,000 shares authorized;
      none issued and outstanding                                                    -                 -
   Common stock, $.01 par value; 200,000,000 shares authorized;
       73,802,666 shares issued and 72,597,666 outstanding
       at December 31, 2000 and 73,884,416 shares issued and 72,679,416
        shares outstanding at March 31, 2001                                       738               739
   Capital in excess of par value                                              569,410           569,586
   Treasury stock, at cost 1,205,000 shares                                     (3,031)           (3,031)
   Deferred compensation                                                         2,234             2,302
   Accumulated other comprehensive income                                       39,313            35,631
   Accumulated deficit                                                        (123,102)         (119,829)
                                                                        --------------    --------------

         Total shareholders' equity                                            485,562           485,398
                                                                        --------------    --------------
         Total liabilities and shareholders' equity                     $      558,380    $      551,194
                                                                        ==============    ==============

See notes to these unaudited consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (In thousands, except share data)

                                                                              Three Months Ended
                                                                            March 31,           March 31,
                                                                              2000                2001
                                                                          ------------        ------------
Revenues:
   Sales                                                                  $         55        $         66
   Contract and license revenues                                                 2,028               8,104
   Contract and license revenues from Genmab                                        50                 750
                                                                          ------------        ------------
      Total revenues                                                             2,133               8,920

Costs and expenses:
      Cost of sales                                                                 27                  28
      Research and development                                                   5,359               8,060
      General and administrative                                                 2,887               3,602
                                                                          ------------        ------------
        Total costs and expenses                                                 8,273              11,690
                                                                          ------------        ------------
          Operating loss                                                        (6,140)             (2,770)

Equity in net loss of affiliate                                                      -                (577)
Interest and dividend income                                                     1,966               6,771
Interest expense                                                                    (1)                 (1)
                                                                          ------------        ------------
   Income (loss) before provision for income taxes                              (4,175)              3,423
Provision for income taxes                                                         150                 150
                                                                          ------------        ------------
          Net income (loss)                                               $     (4,325)       $      3,273
                                                                          ============        ============
Basic net income (loss) per share                                               ($0.06)              $0.04
                                                                          ============        ============
Diluted  net income (loss) per share                                            ($0.06)              $0.04
                                                                          ============        ============
Weighted average number of common
   shares outstanding during the
   year - basic                                                             67,790,002          73,858,058
                                                                          ============        ============
        - diluted                                                           67,790,002          75,828,156
                                                                          ============        ============

See notes to these unaudited consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                     For the Three Months Ended
                                                                                              March 31,
                                                                                              ---------
                                                                                        2000             2001
                                                                                        ----             ----
Operating activities:
   Net income (loss)                                                                  $ (4,325)       $   3,273
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
         Depreciation                                                                      191              695
         Amortization                                                                      180              234
         Stock options to employees                                                        111               68
         Stock options and warrants to non-employees                                       818              (57)
         Non cash revenue - IDM                                                              -           (5,058)
         Non cash revenue - Genmab                                                           -             (500)
         Equity in net loss of Genmab                                                        -              577
Changes in operating assets and liabilities, net of acquisition:
   Other current assets                                                                  1,268            4,278
   Trade accounts payable                                                                 (119)            (157)
   Accrued liabilities                                                                  (2,734)          (1,633)
   Deferred contract revenue                                                              (674)            (634)
                                                                                 -------------    -------------
        Net cash provided by (used in) operating activities                             (5,284)           1,086

Investing activities:
   Purchase of property and equipment                                                     (217)         (16,999)
   Decrease in other assets                                                                151                -
   Decrease (increase) in investments and advances to affiliates and partners                1           (5,226)
   Increase in segregated cash                                                               -             (274)
   Sales of marketable securities                                                        3,384           71,502
                                                                                 -------------    -------------
       Net cash provided by investing activities                                         3,319           49,003

Financing activities:
   Cash received from sales of securities, net                                         391,161              234
   Principal payments under debt obligations                                               (10)              (6)
                                                                                 -------------    -------------
       Net cash provided by financing activities                                       391,151              228
                                                                                 -------------    -------------
       Net increase in cash and cash equivalents                                       389,186           50,317
Cash and cash equivalents at beginning of period                                        14,366           78,397
                                                                                 -------------    -------------
Cash and cash equivalents at end of period                                            $403,552        $ 128,714
                                                                                 =============    =============

Supplemental disclosures of cash flow information Cash paid during period for:
      Income taxes                                                                    $      -        $       -
                                                                                 =============    =============

      Interest                                                                        $      1        $       1
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

                        MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                            (Dollars in thousands)

1.   Organization and Basis of Presentation

     The unaudited consolidated financial statements have been prepared from the books and records of Medarex, Inc. and Subsidiaries (the "Company") in accordance with the instruction to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.   Net Income (Loss) per Share

     Basic and diluted earnings per share are calculated in accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 128, Earnings per Share. Basic earnings per share is based upon the number of weighted average shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock are outstanding stock options, which are included under the treasury stock method for the three month period ended March 31, 2001. For the three months ended March 31, 2000, potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.

     The computation of basic and diluted earnings per share for the three months-ended March 31, 2000 and 2001 is as follows:


                                                                              2000             2001
Numerator:
  Net income (loss)                                                          ($4,325)          $3,273

Denominator:
  Denominator for basic net income (loss) per share -
    Weighted average shares                                               67,790,002       73,858,058

  Effect of dilutive securities:

    Stock options                                                               ----        1,970,098

  Denominator for diluted net income (loss) per share -
    adjusted weighted-average shares                                      67,790,002       75,828,156

Basic net income (loss) per share                                             ($0.06)           $0.04
Diluted net income (loss) per share                                           ($0.06)           $0.04

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

4.   Contingencies

     The Company has a contingent commitment to pay $1,000 to Essex Chemical Corporation ("Essex") without interest in installments equal to 20% of net after tax earnings of the Company in future years. The Company's contingent commitment, as amended, to pay up to $1,000 out of future earnings may be satisfied, at the Company's option, through the payment of cash or shares of the Company's Common Stock having a fair market value equal to the amount owed, provided that such shares are registered with the Securities and Exchange Commission. At December 31, 2000 the Company had accrued $667 related to this liability.

     In the ordinary course of our business, the Company is at times subject to various legal proceedings. The Company does not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

5.   Licensing, Research and Development Agreements

     In January 2001, the Company entered into an agreement with B. Twelve, Inc. ("B. Twelve") to develop fully human antibodies to several cancer related targets identified by B. Twelve's technology. B. Twelve expects to develop and commercialize human antibody products resulting from this agreement. The Company could receive license fees and milestone payments as well as royalties on commercial sales of products resulting from the Company's agreement with B. Twelve. In addition, the Company received 400,000 shares of B. Twelve common stock valued at $1,200. B. Twelve will apply the value of the shares received by the Company against certain license fees and milestone payments.

     In January 2001, the Company, Eli Lilly and Company ("Lilly") and Biosite Diagnostics Incorporated ("Biosite") entered into an agreement whereby the Company's initial collaboration with Lilly to develop fully human antibodies to multiple disease targets identified by Lilly, which was entered into in November 2000, was expanded to allow Lilly to utilize Trans-Phage TechnologySM through the Company's collaboration with Biosite. Lilly expects to develop and commercialize any human antibody products resulting from this agreement. The Company could receive license fees and milestone payments as well as royalties on commercial sales of products resulting from its agreement with Lilly.

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                            (Dollars in thousands)


5.   Research and Development Agreements (continued)

     In January 2001, the Company entered into an agreement with Novo Nordisk, A/S ("Novo Nordisk") to develop fully human antibodies to multiple disease targets identified by Novo Nordisk. Novo Nordisk expects to develop and commercialize any human antibody products resulting from this agreement. The Company received certain upfront payments and could receive milestone payments as well as royalties on commercial sales of products resulting from its agreement with Novo Nordisk.

     In February 2001, the Company, Eos Biotechnology, Inc. ("Eos") and Biosite entered into an agreement whereby the Company's initial collaboration with Eos to develop fully human antibodies to multiple disease targets identified by Eos, which was entered into in August 1999, was expanded to allow Eos to utilize Trans-Phage TechnologySM through the Company's collaboration with Biosite. Eos expects to develop and commercialize any human antibody products resulting from this agreement. The Company could receive license fees and milestone payments as well as royalties on commercial sales of products resulting from its agreement with Eos.

     In February 2001, the Company entered into a collaboration with Seattle Genetics, Inc. ("Seattle Genetics") to jointly develop and commercialize fully human antibody therapeutic products to specific cancer targets identified by Seattle Genetics. The Company plans to generate antibodies to the Seattle Genetics targets using its fully human antibody technology. The Company and Seattle Genetics expect to share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. In addition, the Company purchased $2,000 of common stock directly from Seattle Genetics in a private placement concurrent with Seattle Genetics' initial public offering in March 2001.

     In February 2001, the Company entered into a binding memorandum of understanding with Immusol, Inc. ("Immusol") to jointly develop and commercialize fully human antibody therapeutic products to targets discovered by Immusol's Inverse Genomics(TM) technology platform. The Company plans to generate antibodies to the Immusol targets using its fully human antibody technology. The Company and Immusol expect to share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. In addition, the Company made a $5,000 equity investment in Immusol.

     In March 2001, the Company entered into an agreement with Schering-Plough Corporation ("Schering-Plough") to develop fully human antibodies to multiple disease targets identified by Schering-Plough. Schering-Plough expects to develop and commercialize any human antibody products resulting from this agreement. The Company could receive license fees, milestone payments and royalties on commercial sales of products resulting from its agreement with Schering-Plough.

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(Dollars in thousands)


6.   Investments Accounted for Under the Equity Method

     In 1999, the Company acquired a 44% ownership interest in Genmab A/S, a Danish biotechnology company ("Genmab"). In June 2000, Genmab completed a private placement in which the Company invested $18,000 in Genmab in order to maintain its approximate 44% ownership interest. In August 2000, the Company acquired an additional 1% of Genmab's capital stock in exchange for certain rights to the Company's fully human antibody technology. This increased the Company's ownership interest to approximately 45%. As a result of Genmab's initial public offering completed in October 2000, the Company's equity interest in Genmab was reduced to approximately 33%. During the quarter ended March 31, 2001 the value of the Company's investment in Genmab was adjusted to reflect the Company's share of Genmab's loss for the same period ($577) and an unrealized loss of ($4,131) related to foreign exchange translation. This unrealized loss is included as other comprehensive income in the Company's March 31, 2001 balance sheet.

     Summary financial information for Genmab as of the quarter ended March 31, 2001 is as follows (unaudited):

               Net Sales                $     --
               Gross profit                   --
               Net loss                   (1,752)

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

     The components of comprehensive income (loss) for the three periods ended March 31, are as follows:


                                                 Three months ended March 31,
                                                       2000           2001
                                                       ----           ----
          Net Income (loss)                        $    (4,325)    $   3,273
          Unrealized gain on securities                     61           449
          Unrealized loss on foreign exchange               --        (4,131)
                                                 ---------------------------
Total comprehensive income (loss)                  $    (4,264)    $    (409)

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

     Revenue from customers representing 10% or more of total revenues for the three months ended March 31, 2000 and 2001 is as follows:


                                                 Three months ended March 31,

      Customer                                       2000                2001
      --------                                       ----                ----
      IDM S.A.                                        --                 57%
      Kirin Brewery Co., Ltd.                         70%                17%


     No other single customer accounted for more than 10% of the Company's total revenues for the three months ended March 31, 2000 and 2001, respectively.

9.   Subsequent Events

     In April 2001, the Company, Genmab and Glaucus Proteomics B.V. ("Glaucus") entered into a collaboration to jointly develop and commercialize fully human antibody therapeutic products to multiple disease targets identified by Glaucus. Genmab plans to generate antibodies to the Glaucus targets using the Company's fully human antibody technology. The Company expects to contribute resources to the collaboration and expects to share certain costs and commercial rights associated with the collaboration.

     In April 2001, the Company and Eos entered into a new binding letter of intent which superseded the terms of their Applied Genomics collaboration which was originally established in February 2000. The collaboration is now structured to more closely resemble the Applied Genomics collaborations that the Company entered into with other partners during 2000 and 2001. This restructured agreement allows the Company and Eos to jointly develop and commercialize fully human monoclonal therapeutic products to multiple disease targets identified by Eos. The Company plans to generate antibodies to the Eos targets using its fully human antibody technology. The Company and Eos expect to share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. The Company has agreed to transfer certain of its rights and responsibilities to develop and commercialize collaboration products outside North America to Genmab. In exchange, Genmab will be responsible for a portion of the development and marketing costs associated with the collaboration that would otherwise be borne by the Company. Under the prior letter of intent, Eos had been responsible for all costs of developing the products through Phase IIa clinical trials, and the Company had agreed to provide funding to Eos of $25,000, $5,000 of which was paid to Eos in 2000 and $20,000 of which was deposited into an escrow account in 2000 and was classified as segregated cash on the Company's balance sheet. As a result of the restructured agreement,

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                            (Dollars in thousands)


9.   Subsequent Events (continued)

$5,000 plus interest was returned to the Company in April 2001, and will be recorded in the second quarter 2001 Consolidated Statement of Operations as a $5,000 reduction in research and development expenses, and the interest received will be recorded as interest income. In addition, the $20,000 that had been deposited into a third-party escrow account and carried on the Company's balance sheet as segregated cash was released from such escrow account and the $20,000 plus earned interest will be included as cash and cash equivalents in the Company's balance sheet for the second quarter of 2001. In addition, the $75,000 of credits that Eos would have been able to use against license fees, milestone payments and royalties that the Company may otherwise have received under its August 1999 collaboration with Eos has been eliminated from the restructured collaboration.

     In April 2001, the Company entered into a collaboration with Northwest Biotherapeutics, Inc. ("NWBio") to jointly develop and commercialize fully human antibody therapeutic products to specific cancer targets identified by NWBio. The Company plans to generate antibodies to the NWBio targets using its fully human antibody technology. NWBio will initially contribute four cancer-related targets to the collaboration, and will contribute four additional targets to the collaboration over the next four years. The Company and NWBio expect to share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. In addition, the Company made a $4,000 equity investment in NWBio, and has committed to make an additional investment of $3,500 in NWBio in the event NWBio completes an initial public offering during the next year and satisfies certain additional conditions.

     In April 2001, the Company entered into a collaboration with Neuro Therapeutics, Inc. ("Neuro Therapeutics") to jointly develop and commercialize fully human antibody therapeutic products to multiple disease targets identified by Neuro Therapeutics. The Company plans to generate antibodies to the Neuro Therapeutics targets using its fully human antibody technology. The Company and Neuro Therapeutics expect to share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management's future plans or objectives or to our future economic and financial performance. Forward-looking statements involve known and unknown risks and uncertainties and are indicated by words such as "anticipates", "expects", "intends", "believes", "plans", "could" and similar words and phrases. These risks and uncertainties include, but are not limited to, our early stage of product development, history of operating losses and accumulated deficit, additional financing requirements and access to capital funding, dependence on strategic alliances, government regulation of the biopharmaceutical industry and other risks that may be detailed from time to time in our periodic reports and registration statements filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

     We have financed our operations since inception through the sale of our securities in public and private placements, sales of our products for research purposes and technology transfer and license fees.

     We had $322,867 in cash, cash equivalents and marketable securities and $22,342 in a segregated cash account as of March 31, 2001. Operating activities provided $1,086 of cash for the three-month period ended March 31, 2001.

     On November 3, 2000, we acquired the Milpitas, California facility that we had previously leased in for approximately $14,600. This property is approximately 57,000 square feet of laboratory and office space. As of March 31, 2001, we spent approximately $7,000 and expect to spend an additional $1,000 on building modifications and equipping the Milpitas facility. In January 2001, we purchased a facility in Greenwich, New Jersey for approximately $9,200. The Greenwich facility is situated on approximately 106 acres of land and currently contains approximately 165,000 square feet of laboratory and office space. We intend to modify and expand the Greenwich facility to increase our capacity to provide materials for clinical trials for our future products under development through our collaborations and alliances. As of March 31, 2001, we spent approximately $10,000 on the Greenwich facility and expect to spend an additional $20,000 on building modifications and equipping the Greenwich facility. We currently do not have the capacity to manufacture our products under development in large commercial quantities and have no experience in commercial-scale manufacturing.

     At March 31, 2001 the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $5,823. As of March 31, 2001, we have commitments for approximately $22,000 of capital expenditures.

     Our current sources of liquidity are our cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, sales of our products for research and contract and licensing revenues. As we utilize our cash, the interest earned will be reduced. We believe that under existing operating plans our current sources of liquidity will be sufficient to meet anticipated cash requirements for the next twenty-four months.

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

     Results of Operations

     Three months ended March 31, 2000 and 2001

     Revenue for the three-month period ended March 31, 2001 increased by $6,787, a 318% increase from the three-month period ended March 31, 2000. The increase relates principally to $5,858 of contract and license revenues from IDM, S.A.

     Cost of sales for the three months ended March 31, 2001 remained comparable to the three months ended March 31, 2000.

     Research and development expenses increased by $2,701 for the three-month period ended March 31, 2001, a 50% increase from the three-month period ended March 31, 2000. The increase is principally due to higher personnel costs, research funding payments, depreciation expenses and patent expenses. Research and development costs are expected to increase at an accelerated rate as our products progress through the regulatory approval process.

     General and administrative expenses increased by $715 for the three-month period ended March 31, 2001, a 25% increase from the three-month period ended March 31, 2000. The increase is primarily attributable to heightened personnel costs and legal expenses associated with the increasing number of partnering agreements. This increase was partially offset by lower shareholders relation expenses, which in 2000 included non-cash charges related to the exercise of warrants issued to consultants of $691. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

     Equity in net loss of affiliate of $577 reflects our share of the loss incurred by Genmab during the three-month period ended March 31, 2000. Genmab is an affiliated company and is accounted for using the equity method. We expect equity in net loss of affiliates to increase in the near future due to the Genmab's investments in research and development to develop its own product pipeline

     Interest and dividend income increased by $4,805 for the three-month period ended March 31, 2001, a 244% increase from the three-month period ended March 31, 2000. The increase reflects interest earned on higher average cash balances resulting from the proceeds received from the March 2000 follow-on public offering of our common stock.

Item 3.   Quantitative and Qualitative Disclosures about Market Risks.


     We do not use derivative financial instruments in our operations or investment portfolio. However, we regularly invest excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. Government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased or sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is minimal. We do not have exposure to market risks associated with changes in interest rates, as we have no variable interest rate debt outstanding. We do not believe we have any material exposure to market risks associated with interest rates.

     The Company may be exposed to exchange conversion differences in translating the foreign results from operations of its investment in Genmab to U.S. dollars. Depending upon the strengthening or weakening of the U.S. dollar, the conversion difference could be significant to the Company's recording of Genmab's "equity in net loss of affiliate." Foreign exchange translation gains or losses have been and will continue to be recorded within "other comprehensive income" in the equity section of the Company's balance sheet.

Part II - Other Information

Item 1.  Legal Proceedings

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

(b)  Exhibits: None

                                  Signatures
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  MEDAREX, INC.
                                                  -------------
                                                  (Registrant)

Date:  May 8, 2001                          By /s/ Christian S. Schade
                                               -----------------------
                                                   Christian S. Schade
                                                   Senior Vice President
                                                   Finance & Administration
                                                   (Principal Financial and
                                                   Accounting Officer)