Form 10-K405/A
period 2000-12-31
MEDAREX INC
filed 2001-06-25
CIK 874255

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


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

                               EXPLANATORY NOTE


This Form 10-K/A is being filed to add the conformed signature page which was inadvertently omitted from the original Form 10-K filing made on April 2, 2001. No further changes to the Form 10-K have been effected by this Form 10-K/A.


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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 22, 2001.


                                          Medarex, Inc.

                                          By:  /s/ Donald L. Drakeman
                                             __________________________________
                                             Donald L. Drakeman
                                             President and Chief Executive
                                             Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.




Principal Executive Officer and
Director:                                Donald L. Drakeman             June 22, 2001
        Director, President and          ___________________            _____________
        Chief Executive Officer          Donald L. Drakeman             Date


Principal Financial Officer
And Accounting Officer:                  Christian S. Schade            June 22, 2001
       Senior Vice President             ___________________            _____________
       and Chief Financial Officer       Christian S. Schade            Date

Directors:

               Irwin Lerner                                             June 22, 2001
___________________________________________                             _____________
               Irwin Lerner                                             Date
               Chairman of the Board

           Michael A. Applebaum                                         June 22, 2001
___________________________________________                             _____________
           Michael A. Appelbaum                                         Date

                                                                        June __, 2001
___________________________________________                             _____________
                Fred Craves                                             Date

                                                                        June __, 2001
___________________________________________                             _____________
             Michael W. Fanger                                          Date

                                                                        June __, 2001
___________________________________________                             _____________
             Ronald Saldarini                                           Date

                                                                        June __, 2001
___________________________________________                             _____________
             Charles Schaller                                           Date

              Leigh Thompson                                            June 22, 2001
___________________________________________                             _____________
              Leigh Thompson                                            Date

              Julius A. Vida                                            June 22, 2001
___________________________________________                             _____________
              Julius A. Vida                                            Date
