Form 10-Q
period 2001-06-30
MEDAREX INC
filed 2001-08-10
CIK 874255

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934




For quarter ended June 30, 2001                 Commission File No. 0-19312
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

Yes      X                 No

The number of shares of common stock, $.01 par value, outstanding as of August 3, 2001 was 72,740,966 shares.

                        MEDAREX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                     December 31,           June 30,
                                                                                  ------------------   ------------------
                                                                                        2000                 2001
                                                                                                           (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                                       $         78,397    $         195,262
   Marketable securities                                                                    265,206              295,603
   Other current assets                                                                      23,422               13,607
                                                                                  ------------------   ------------------
         Total current assets                                                               367,025              504,472

 Property and equipment:
   Land                                                                                           -                6,782
   Building and leasehold improvements                                                        2,356               45,404
   Machinery and equipment                                                                    6,503               11,466
   Furniture and fixtures                                                                       409                1,958
   Construction in progress                                                                  20,000                  237
                                                                                  ------------------   ------------------
                                                                                             29,268               65,847

   Less accumulated depreciation and amortization                                            (5,837)              (7,793)
                                                                                  ------------------   ------------------
                                                                                             23,431               58,054

Investment in Genmab                                                                         77,468               69,010
Investment in IDM                                                                            48,199               48,199
Investments in, and advances to, other affiliates and partners                                7,634               18,060
Segregated cash                                                                              22,068                1,300
Other assets                                                                                 12,555               20,620
                                                                                  ------------------   ------------------
     Total assets                                                                  $        558,380    $         719,715
                                                                                  ==================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Trade accounts payable                                                          $          1,463    $           1,284
   Accrued liabilities                                                                        5,945                4,166
   Deferred contract revenue - current                                                       29,810               25,590

                                                                                  ------------------   ------------------

      Total current liabilities                                                              37,218               31,040

 Deferred contract revenue - long-term                                                       15,326                7,210
 Deferred income taxes                                                                       20,274               19,559
 Convertible subordinated notes                                                                   -              175,000

Commitments and contingencies                                                                     -                    -

Shareholders' equity:
   Preferred stock, $1.00 par value, 2,000,000 shares authorized;
      none issued and outstanding                                                                 -                    -
   Common stock, $.01 par value; 200,000,000 shares authorized;
       73,802,666 shares issued and 72,597,666 outstanding
       at December 31, 2000 and 73,944,466 shares issued and 72,739,466
        shares outstanding at June 30, 2001                                                     738                  739
   Capital in excess of par value                                                           569,410              570,170
   Treasury stock, at cost 1,205,000 shares                                                 (3,031)               (3,031)
   Deferred compensation                                                                      2,234                2,371
   Accumulated other comprehensive income                                                    39,313               32,151
   Accumulated deficit                                                                     (123,102)            (115,494)

                                                                                  ------------------   ------------------

         Total shareholders' equity                                                         485,562              486,906
                                                                                  ------------------   ------------------

         Total liabilities and shareholders' equity                                $        558,380    $         719,715
                                                                                  ==================   ==================


        See notes to these unaudited consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                       (In thousands, except share data)


                                                                    Six Months Ended
                                                            June 30,                June 30,
                                                             2000                    2001
                                                     -------------------      -----------------
Revenues:
   Sales                                                          $ 113                  $ 256
   Contract and license revenues                                  4,771                 15,627
   Contract and license revenues from Genmab                        358                  1,250
                                                     -------------------      -----------------
      Total revenues                                              5,242                 17,133

Costs and expenses:
      Cost of sales                                                  54                    134
      Research and development                                   17,260                 12,556
      General and administrative                                  5,905                  7,111
                                                     -------------------      -----------------
        Total costs and expenses                                 23,219                 19,801
                                                     -------------------      -----------------
        Operating loss                                          (17,977)                (2,668)

Equity in net loss of affiliate                                    (158)                (1,759)
Interest and dividend income                                      8,558                 12,462
Interest expense                                                     (2)                  (127)
                                                     -------------------      -----------------
   Income (loss) before provision for income taxes               (9,579)                 7,908
Provision for income taxes                                          300                    300
                                                     -------------------      -----------------
          Net income (loss)                                    $ (9,879)               $ 7,608
                                                     ===================      =================
Basic net income (loss) per share                                ($0.14)                 $0.10
                                                     ===================      =================
Diluted  net income (loss) per share                             ($0.14)                 $0.10
                                                     ===================      =================
Weighted average number of common
   shares outstanding during the
   year - basic                                              69,658,558             73,898,130
                                                     ===================      =================
          - diluted                                          69,658,558             75,540,130
                                                     ===================      =================

                                                                Three Months Ended
                                                            June 30,                  June 30,
                                                              2000                      2001
                                                     -------------------      -----------------
Revenues:
   Sales 2                                                         $ 58                  $ 190
   Contract and license revenues                                  2,743                  7,523
   Contract and license revenues from Genmab                        308                    500
                                                     -------------------      -----------------
      Total revenues                                              3,109                  8,213

Costs and expenses:
      Cost of sales                                                  27                    106
      Research and development                                   11,901                  4,496
      General and administrative                                  3,018                  3,509
                                                      ------------------       ----------------
        Total costs and expenses                                 14,946                  8,111
                                                      ------------------       ----------------
          Operating income (loss)                               (11,837)                   102

Equity in net loss of affiliate                                    (158)                (1,182)
Interest and dividend income                                      6,592                  5,691
Interest expense                                                     (1)                  (126)
                                                      ------------------       ----------------
   Income (loss) before provision for income taxes               (5,404)                 4,485
Provision for income taxes                                          150                    150
                                                      ------------------       ----------------
          Net income (loss)                                    $ (5,554)               $ 4,335
                                                      ==================       ================
Basic net income (loss) per share                                ($0.08)                 $0.06
                                                      ==================       ================
Diluted  net income (loss) per share                             ($0.08)                 $0.06
                                                      ==================       ================
Weighted average number of common
   shares outstanding during the
   year - basic                                              71,527,114             73,937,762
                                                      ==================       ================
        - diluted                                            71,527,114             75,567,762
                                                      ==================       ================

See notes to these unaudited consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                                               For the Six Months Ended
                                                                                                      June 30,
                                                                                                      --------
                                                                                               2000                 2001
                                                                                               ----                 ----
Operating activities:
   Net income (loss)                                                                         $ (9,879)             $ 7,608
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
         Depreciation                                                                             390                1,459
         Amortization                                                                             189                  534
         Stock options to employees                                                             1,402                  137
         Stock options and warrants to non-employees                                            1,351                  (41)
         Non cash revenue - IDM                                                                     -              (10,116)
         Non cash revenue - Genmab                                                                  -               (1,000)
         Equity in net loss of Genmab                                                             158                1,759
Changes in operating assets and liabilities, net of acquisition:
   Other current assets                                                                        (2,369)               6,537
   Trade accounts payable                                                                        (316)                (179)
   Accrued liabilities                                                                         (1,554)              (1,266)
   Deferred contract revenue                                                                   (1,744)              (2,420)
                                                                                      ----------------    -----------------

        Net cash provided by (used in) operating activities                                   (12,372)               3,012

Investing activities:
   Purchase of property and equipment                                                            (953)             (36,579)
   Decrease in other assets                                                                       300                  300
   Increase in investments and advances to affiliates and partners                            (17,999)              (9,226)
   Decrease (increase) in segregated cash                                                     (20,143)              20,768
   Purchase of marketable securities                                                         (212,437)            (169,500)
   Sales of marketable securities                                                               7,073              138,639
                                                                                      ----------------    -----------------

       Net cash used in investing activities                                                 (244,159)             (55,598)

Financing activities:
   Cash received from sales of securities, net                                                391,407                  303
   Proceeds from sale of convertible subordinated notes, net                                        -              169,161
   Principal payments under debt obligations                                                      (16)                 (13)
                                                                                      ----------------    -----------------
       Net cash provided by financing activities                                              391,391              169,451
                                                                                      ----------------    -----------------
       Net increase in cash and cash equivalents                                              134,860              116,865
Cash and cash equivalents at beginning of period                                               14,366               78,397
                                                                                      ----------------    -----------------
Cash and cash equivalents at end of period                                                   $149,226            $ 195,262
                                                                                      ================    =================

Supplemental disclosures of cash flow information Cash paid during period for:
      Income taxes                                                                           $      -              $     -
                                                                                      ================    =================
      Interest                                                                               $      2              $     1
                                                                                      ================    =================

See notes to these unaudited consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                     (In thousands, except per share data)


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

2.       Net Income (Loss) per Share

         Basic and diluted earnings per share are calculated in accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 128, Earnings per Share (EPS). Basic earnings per share is based upon the number of weighted average shares of common stock outstanding. Diluted earnings per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, which are included under the treasury stock method. For the six months and three months ended June 30, 2001 the effect of the conversion of the subordinated notes has been excluded from the computation of diluted income per share as its effect is antidilutive. For the six months and three months ended June 30, 2000, potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.

     The computation of basic and diluted earnings per share for the three months and six months ended June 30, 2000 and 2001 is as follows:


                                                    Six Months Ended                   Three Months Ended
                                                        June 30                              June 30
                                            ---------------------------------    --------------------------------
                                                  2000             2001               2000            2001
                                                  ----             ----               ----            ----
Basic:
Net income (loss)                            $       (9,879)   $     7,608        $     (5,554)   $     4,335
Weighted average shares outstanding                  69,659         73,898              71,527         73,938
                                                -------------     -----------        -----------     ------------
Basic net income (loss) per share            $        (0.14)   $      0.10        $      (0.08)   $      0.06
                                                =============     ===========        ===========     ============

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                     (In thousands, except per share data)


2.       Net Income (Loss) per Share (con't)


Diluted:
Net income (loss)                            $      (9,879)    $       7,608      $    (5,554)    $        4,335
Weighted average shares outstanding                 69,659            73,898           71,527             73,938
Net effect of dilutive securities:
     Stock options--                                    --             1,642               --              1,630
                                                ------------     ------------       ------------     ------------
Total adjusted weighted-average shares
                                                    69,659            75,540           71,527              75,568
                                                ============     ============       ============     ============
Diluted net income (loss) per share          $                 $                  $               $
                                                     (0.14)             0.10            (0.08)              0.06
                                                ============     ============      =============    =============


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

                        MEDAREX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                     (In thousands, except per share data)


5.       Public Offering of Convertible Subordinated Notes

         On June 26, 2001, the Company completed a public offering of $175,000 of 4.5% Convertible Subordinated Notes due 2006. The notes are convertible into shares of common stock at a ratio of 34.6789 per each $1,000 principal amount of the notes ($28.84 per share), subject to adjustment, and mature in July 2006. The Company received net proceeds from the public offering of approximately $169,000. The cost of issuance of the notes of approximately $5,800 have been deferred and are being amortized over the term of the related notes. These costs will be reflected as interest expense.

         The Company will pay interest on the notes on January 1 and July 1 of each year. The first interest payment will be made on January 1, 2002 and will carry with it an interest payment of $23.125 per $1,000 principal amount of notes due to the additional five days of interest that has been accrued based on the closing date of June 26, 2001. Interest payable per $1,000 principal amount of notes for each subsequent interest period will be $22.50. Interest will be calculated on the basis of a 360-day year consisting of twelve 30-day months.

         The Company may redeem the notes in whole or in part, at its option, at any time prior to July 1, 2004, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to the redemption date, if the closing price of its common stock has exceeded 150% of the conversion price for at least 20 trading days in the consecutive 30-day trading period ending on the trading day prior to the date the Company mails the notice of redemption.

         If the Company redeems the notes under these circumstances, it will make an additional "make whole" payment on the redeemed notes equal to $135 per $1,000 principal amount of the notes, minus the amount of any interest actually paid or accrued and unpaid on the notes prior to the date the Company mails the notice of redemption. The Company may make these "make whole" payments, at its option, either in cash or, subject to the satisfaction of the conditions of the indenture, in shares of its common stock or a combination of cash and common stock.

         Payments made in common stock will be valued at 95% of the average of the closing sales prices of the Company's common stock for the five consecutive trading days immediately preceding the third trading day prior to the redemption date.

         On and after July 1, 2004, the Company may redeem the notes, in whole or in part, at its option, at the redemption prices specified below. The redemption price, expressed as a percentage of principal amount, is as follows for the 12-month periods beginning on July 1 of the following years:



Redemption                                                                                    Price
Year                                                                                          -----
2004........................................................................................101.8%
2005........................................................................................100.9%

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                     (In thousands, except per share data)


5.       Public Offering of Convertible Subordinated Notes (con't)

         In each case the Company will also pay accrued interest to the redemption date.

         The holders of the notes have the option, subject to certain conditions, to require the Company to repurchase any notes held by such holders in the event of a "change in control", as defined in the indenture, at a price equal to 100% of the principal amount of the notes plus accrued interest to the date of repurchase. The Company may pay the repurchase price in cash or, at the Company's option, in shares of its common stock. Payments made in shares of the Company's common stock will be valued at 95% of the average of the closing sales prices of the Company's common stock for the five trading days immediately preceding the third trading day prior to the repurchase date.

6.       Licensing, Research and Development Agreements

         In April 2001, the Company, Genmab A/S ("Genmab") and Glaucus Proteomics B.V. ("Glaucus") entered into a collaboration to jointly develop and commercialize fully human antibody therapeutic products to multiple disease targets identified by Glaucus. Genmab plans to generate antibodies to the Glaucus targets using the Company's fully human antibody technology. The Company expects to contribute resources to the collaboration and expects to share certain costs and commercial rights associated with the collaboration.

         In April 2001, the Company and Eos Biotechnology, Inc. ("Eos") entered into a new binding letter of intent, which superseded the terms of their Applied Genomics collaboration, which was originally established in February 2000. The collaboration is now structured to more closely resemble the Applied Genomics collaborations that the Company entered into with other partners during 2000 and 2001. This restructured agreement allows the Company and Eos to jointly develop and commercialize fully human monoclonal therapeutic products to multiple disease targets identified by Eos. The Company plans to generate antibodies to the Eos targets using the Company's fully human antibody technology. The Company and Eos expect to share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. The Company has agreed to transfer certain of its rights and responsibilities to develop and commercialize collaboration products outside North America to Genmab. In exchange, Genmab will be responsible for a portion of the development and marketing costs associated with the collaboration that would otherwise be borne by the Company. Under the prior letter of intent, Eos had been responsible for all costs of developing the products through Phase IIa clinical trials, and the Company had agreed to provide funding to Eos of $25,000, $5,000 of which was paid to Eos in 2000 and $20,000 of which was deposited into an escrow account in 2000 and was classified as segregated cash on the Company's balance sheet. As a result of the restructured agreement, the initial $5,000 payment plus interest earned of $279 was returned to the Company in April 2001, and has been recorded in the second quarter 2001 Consolidated Statement of Operations as a $5,000 reduction in research and development expenses, and the interest received was recorded as interest income.

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                     (In thousands, except per share data)


6.       Licensing, Research and Development Agreements (con't.)

In addition, the $20,000 that had been deposited into a third-party escrow account and carried on the Company's balance sheet as segregated cash was released from such escrow account and the $20,000 plus interest earned thereon of $1,042 has been included as cash and cash equivalents in the Company's June 30, 2001 balance sheet. In addition, the $75,000 of credits that Eos would have been able to use against license fees, milestone payments and royalties that the Company may otherwise have received under its August 1999 collaboration with Eos has been eliminated from the restructured collaboration.

         In April 2001, the Company and Northwest Biotherapeutics, Inc. ("NWBio") entered into a collaboration to jointly develop and commercialize fully human antibody therapeutic products to specific cancer targets identified by NWBio. The Company plans to generate antibodies to the NWBio targets using its fully human antibody technology. NWBio will initially contribute four cancer-related targets to the collaboration, and will contribute four additional targets to the collaboration over the next several years. The Company and NWBio expect to share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. In addition, the Company made a $4,000 equity investment in NWBio, and has committed to make as part of this collaboration, an additional investment of $3,500 in NWBio in the event NWBio completes an initial public offering on or before April 24, 2002 and satisfies certain additional conditions.

         In April 2001, the Company and Neuro Therapeutics, Inc. ("Neuro Therapeutics") entered into a collaboration to jointly develop and commercialize fully human antibody therapeutic products to multiple disease targets identified by Neuro Therapeutics. The Company plans to generate antibodies to the Neuro Therapeutics targets using the Company's fully human antibody technology. The Company and Neuro Therapeutics expect to share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts.

         In May 2001, the Company entered into an agreement with NovImmune SA ("NovImmune") to develop fully human antibodies to multiple disease targets identified by NovImmune. NovImmune expects to develop and commercialize any human antibody products resulting from this agreement. The Company could receive license fees, milestone payments and royalties on commercial sales of products resulting from its agreement with NovImmune.

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                     (In thousands, except per share data)


6.       Licensing, Research and Development Agreements (con't)

         In May 2001, the Company and Sangamo Biosciences, Inc. ("Sangamo") entered into a collaboration to jointly develop and commercialize fully human antibody therapeutic products to targets identified by Sangamo using Sangamo's Universal Gene Recognition(TM) Technology. The Company plans to generate antibodies to the Sangamo targets using the Company's fully human antibody technology. The Company and Sangamo expect to share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including costs and responsibilities related to preclinical and clinical development and marketing efforts.

         In June 2001, the Company and Epicyte Pharmaceutical Inc. ("Epicyte") entered into a collaboration to jointly develop and commercialize fully human antibody therapeutic products to targets identified by Epicyte or the Company. The Company plans to generate antibodies to these targets using its fully human antibody technology. The Company and Epicyte expect to share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including costs and responsibilities related to preclinical and clinical development and marketing efforts.

         In June 2001, the Company and Genmab entered into a collaboration to jointly develop and commercialize a fully human antibody therapeutic product for inflammation. The Company and Genmab expect to share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including costs and responsibilities related to preclinical and clinical development and marketing efforts. The Company and Genmab expect to share equally in commercialization rights and royalties in all countries outside of Asia, while the Company will retain commercialization rights, royalties and development and commercialization responsibilities in Asia.

         In June 2001, the Company, Genmab and deCODE genetics, Inc. ("deCODE") entered into a collaboration to jointly develop and commercialize fully human antibody therapeutic products to multiple disease targets identified by deCODE. Genmab plans to generate antibodies to the deCODE targets using the Company's fully human antibody technology. The Company expects to contribute resources to the collaboration and expects to share certain costs and commercial rights associated with the collaboration.

         In June 2001, the Company entered into an agreement with Human Genome Sciences, Inc. ("HGSI") to develop fully human antibodies to multiple disease targets identified by HGSI. HGSI expects to develop and commercialize any human antibody products resulting from this agreement. The Company could receive license fees, milestone payments and royalties on commercial sales of products resulting from its agreement with HGSI.

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                     (In thousands, except per share data)

7.       Investments Accounted for Under the Equity Method

         In 1999, the Company acquired a 44% ownership interest in Genmab A/S, a Danish biotechnology company ("Genmab"). In June 2000, Genmab completed a private placement in which the Company invested $18,000 in Genmab in order to maintain its approximate 44% ownership interest. In August 2000, the Company acquired an additional 1% of Genmab's capital stock in exchange for certain rights to the Company's fully human antibody technology. This increased the Company's ownership interest to approximately 45%. As a result of Genmab's initial public offering completed in October 2000, the Company's equity interest in Genmab was reduced to approximately 33%. During the three and six months period ended June 30, 2001 the value of the Company's investment in Genmab was adjusted to reflect the Company's share of Genmab's loss ($1,182) and ($1,759), respectively, and an unrealized loss of ($2,568) and $(6,699), respectively, related to foreign exchange translation. This unrealized loss is included as accumulated other comprehensive income in the Company's June 30, 2001 balance sheet.

         Summary financial information for Genmab for the three and six months ended June 30, 2001 is as follows (unaudited):

                                           Six Months ended            Three Months ended June
                                            June 30, 2001                     30, 2001
                                      ---------------------------     -------------------------

                   Net sales          $             --            $              --
                   Gross profit                     --                           --
                   Net loss                      (5,335)                      (3,583)


8.       Comprehensive Income (Loss)

         The components of comprehensive income (loss) for the three and six months period ended June 30, are as follows (unaudited):

                                                                Six months ended June          Three months ended
                                                                         30                         June 30
                                                               ------------------------     -------------------------
                                                                 2000           2001          2000           2001
                                                                 ----           ----          ----           ----

         Net income (loss)                                 $     (9,879)  $      7,608  $     (5,554)  $        4,335
         Unrealized gain (loss) on securities                      1,677         (463)          2,179           (912)
         Unrealized gain (loss) on foreign exchange                   --       (6,699)             --         (2,568)
                                                               ----------     ---------     ----------     ----------
         Total comprehensive income (loss)                 $      (8,202)  $       446  $     (3,375)  $          855
                                                               ==========     =========     ==========     ==========

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                     (In thousands, except per share data)


9.       Segment Information

         The Company is an integrated monoclonal antibody-based company with antibody discovery, development and manufacturing capabilities. The operations of the Company and its wholly owned subsidiaries constitute one business segment.

         Revenue from customers representing 10% or more of total revenues for the three and six months ended June 30, 2000 and 2001 is as follows:

                                              Six months ended June 30,               Three months ended June 30,
           Customer                            2000              2001                   2000              2001
           --------                            ----              ----                   ----              ----
           IDM S.A.                              --               59%                    --                 62%
           Kirin Brewery Co., Ltd.               57%              18%                    48%                18%
           Genmab A/S                             7%               7%                    10%                 6%

         No other single customer accounted for more than 10% of the Company's total revenues for the three and six months ended June 30, 2000 and 2001, respectively.

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

         We had $490,865 in cash, cash equivalents and marketable securities and $1,300 in a segregated cash account as of June 30, 2001 compared to $343,603 and $22,068, respectively, as of December 31, 2000. Cash, cash equivalents and marketable securities include the net proceeds we received from our public offering completed on June 26, 2001 of 4.50% convertible subordinated notes due 2006, of approximately $169,000, as well as the release from escrow of $20,000 in connection with the restructuring of the collaboration with Eos completed in April 2001. This $20,000 was previously recorded in segregated cash. Operating activities provided $3,012 of cash for the six-month period ended June 30, 2001.

         On November 3, 2000, we acquired the Milpitas, California facility that we had previously leased for approximately $14,600. This property is approximately 57,000 square feet of laboratory and office space. As of June 30, 2001, we spent approximately $9,000 and expect to spend an additional $1,000 on building modifications and equipping the Milpitas facility. In January 2001, we purchased a facility in Greenwich, New Jersey for approximately $9,200. The Greenwich facility is situated on approximately 140 acres of land and currently contains approximately 165,000 square feet of laboratory and office space. We intend to modify and expand the Greenwich facility to increase our capacity to provide materials for clinical trials for our future products under development through our collaborations and alliances. As of June 30, 2001, we have completed the initial phase of the Greenwich Facility and expended approximately $27,000. We currently do not have the capacity to manufacture our products under development in large commercial quantities and have no experience in commercial-scale manufacturing. With the addition of these two facilities and our increase in collaboration agreements, our number of employees has increased from 113 on June 30, 2000 to 212 on June 30, 2001.

         We have leased approximately 43,000 square feet of laboratory, clinical trial production and office space in a facility located in Annandale, New Jersey. The term of the lease expires on September 30, 2003, subject to renewal for an additional five years.

         In January 1998, we entered into a four-year lease for approximately 10,000 square feet in a facility located in San Jose, California. This space includes an animal facility, research and development laboratories and administrative offices.

         In September 1999, we entered into a lease for approximately 6,000 square feet of administrative office space in a modern facility located in Princeton, New Jersey. In 2000 this lease space was increased to a total of approximately 20,000 square feet and the lease was extended to expire on March 31, 2006. This facility serves as our general corporate headquarters.

         At June 30, 2001 the aggregate future minimum lease commitments over the remainder of the lease terms for all of our facilities are approximately $4,576. As of June 30, 2001, we have commitments for approximately $21,000 of capital expenditures relating to our facilities.

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

         Upon exhaustion of our current cash reserves, our continued operations will depend on our ability to raise additional funds through equity or debt financing and/or enter into licensing or joint development agreements, including collaborative research and development arrangements pursuant to which certain costs associated with the regulatory approval process for certain of our products would be borne by the licensees or joint developers. We may not be able to successfully complete such sales or financing activities.

         Results of Operations

         Six months ended June 30, 2000 and 2001

         Revenue for the six-month period ended June 30, 2001 increased by $11,891, a 227% increase from the six-month period ended June 30, 2000. The increase relates principally to $10,116 of contract and license revenues from IDM, S.A. and $892 of contract and license revenues from Genmab.

         Cost of sales increased by $80 during the six-month period ended June 30, 2001, a 148% increase as compared to the six-month period ended June 30, 2000. The increase, primarily, reflects the production cost of MDX-CD4 that was sold to Genmab in the second quarter.

         Research and development expenses decreased $4,704 during the six-month period ended June 30, 2001, a 27% decrease from the six-month period ended June 30, 2000. The decrease is principally due to a one-time refund in April 2001 of a $5,000 May 2000 payment to Eos Biotechnology, Inc. as part of a new binding letter of intent for the restructuring of the applied genomics collaboration that was originally established in February 2000, partially offset by higher personnel costs and depreciation expense. Research and development costs are expected to increase at an accelerated rate as our products progress through the regulatory approval process.

         General and administrative expenses increased by $1,206 for the six-month period ended June 30, 2001, a 20% increase from the six-month period ended June 30, 2000. The increase is primarily attributable to heightened legal and personnel costs incurred in connection with the expansion of our business activities. The increase was partially offset by lower shareholder relation expenses, which in 2000 included non-cash charges related to warrants issued to consultants. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

         Equity in net loss of affiliate increased by $1,601, for the six-month period ended June 30, 2001, a 1,014% increase from the six-month period ended June 30, 2000. The increased loss reflects our share of Genmab's loss for the full six month period in 2001 and for our share of Genmab's loss in 2000 beginning in May when we made an additional $18,000 investment in Genmab. Genmab is an affiliated company and is accounted for using the equity method. We expect equity in net loss of affiliates to increase in the near future due to the Genmab's investments in research and development to develop its own product pipeline.

         Interest and dividend income increased by $3,904 for the six-month period ended June 30, 2001, a 46% increase from the six-month period ended June 30, 2000. The increase reflects interest earned on higher average cash balances resulting from the proceeds received from the March 2000 follow-on public offering of our commons stock.


Three months ended June 30, 2000 and 2001

         Revenue for the three-month period ended June 30, 2001 increased by $5,104, a 164% increase from the three-month period ended June 30, 2000. The increase relates principally to $5,058 of contract and license revenues from IDM.

         Cost of sales increased by $79 during the three-month period ended June 30, 2001, a 293% increase from the three-month period ended June 30, 2000. The increase primarily reflects the production cost of MDX-CD4 that was sold to Genmab.

         Research and development expenses decreased by $7,405 for the three-month period ended June 30, 2001, a 62% decrease from the three-month period ended June 30, 2000. The decrease is principally due to a one-time refund in April 2001 of a $5,000 May 2000 payment to Eos Biotechnology, as part of a new binding letter of intent for the restructuring of the applied genomics collaboration that was originally established in February 2000. This was partially offset by higher depreciation, supplies and personnel costs.

         General and administrative expenses increased by $491 for the three-month period ended June 30, 2001, a 16% increase from the three-month period ended June 30, 2000. The increase is primarily attributable to higher legal and travel expenses associated with the increasing number of partnering agreements. This increase was partially offset by lower shareholders relation expenses, which in 2000 included non-cash charges related to warrants issued to consultants.

         Equity in net loss of affiliate increased $1,024 for the three-month period ended June 30, 2001, a 648% increase from the three-month period ended June 30, 2000. Genmab is an affiliated company and is accounted for using the equity method. We expect equity in net loss of affiliates to increase in the near future due to the Genmab's investments in research and development to develop its own product pipeline.

         Interest and dividend income decreased by $901 for the three-month period ended June 30, 2001, a 14% decrease from the three-month period ended June 30, 2000. The decrease reflects interest earned on lower average cash balances for the quarter and prior to the impact of proceeds received from the June 26, 2001 public offering of our 4.50% convertible subordinated notes due 2006.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have infinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of these Statements and will apply the new rules for goodwill and other intangible assets beginning in the first quarter of 2002.

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

         The Company may be exposed to exchange conversion differences in translating the foreign results from operations of its investment in Genmab to U.S. dollars. Depending upon the strengthening or weakening of the U.S. dollar, the conversion difference could be significant to the Company's recording of Genmab's "equity in net loss of affiliate." Foreign exchange translation gains or losses have been and will continue to be recorded within "accumulated other comprehensive income" in the equity section of the Company's balance sheet.

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

Item 4. Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on May 23, 2001, the Shareholders of the Company elected three Class III Directors each to serve for a term to expire in 2004 and one Class I Director to serve for a term to expire in 2003. The Shareholders also voted to approve the Company's 2001 Stock Option Plan. In addition, the Shareholders voted to confirm the appointment of Ernst & Young LLP as independent auditors for the 2001 fiscal year. Out of the 72,677,416 eligible votes, 50,022,482 were cast at the meeting either by proxies solicited in accordance with Section 14 of the Securities Exchange Act of 1934, as amended, and the resolutions set forth there under, or by securities holders voting in person. There were 22,677,416 broker non-votes which are not included in the following table as they were not treated as being present at the meeting. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes for each nominee is set forth under Item No. 1 below, the adoption of the Company's 2001 Stock Option Plan is set forth under Item No. 2 below and the appointment of Ernst & Young LLP as independent auditors for the 2001 fiscal year is set forth in Item No. 3 below:


         Item No. 1
         -----------

         Nominees for Directors
         ----------------------


         Directors - Class III                                Votes For                 Votes Withheld
         ---------------------                                ---------                 --------------
         Irwin Lerner                                         49,816,070                    206,412
         Dr. Julius A. Vida                                   49,815,570                    206,912
         Dr. W. Leigh Thompson, Jr.                           49,868,703                    153,779

         Directors - Class I
         -------------------
         Dr. Ronald J. Saldarini                              49,865,379                    157,103


         The following persons are incumbent directors whose terms of office continue after the Annual Meeting:


         Class II Terms Expiring in 2002         Class I Terms Expiring in 2003
         -------------------------------         ------------------------------
         Michael A. Appelbaum                     Charles R. Schaller
         Dr. Michael W. Fanger                    Dr. Donald L. Drakeman
         Dr. Frederick B. Craves

         Item No. 2
         ----------

         Approval of the 2001 Stock Option Plan:

                  FOR                       AGAINST           ABSTAIN
                  ---                       -------           -------

               46,407,639                  3,540,751          74,092

         Item No. 3
         ----------

         Appointment of Ernst & Young LLP as Independent Auditors for the 2001 fiscal year:

                  FOR                       AGAINST           ABSTAIN
                  ---                       -------           -------
                  49,938,667                66,373            17,442

Item 6.  Exhibits and reports on Form 8-K

(a)      Reports on Form 8-K:

         Form 8-K on May 25, 2001, relating to the adoption of a shareholder rights plan, as set forth in the Form of Rights Agreement.

         Form 8-K on June 26, 2001, relating to the issuance of $175,000 principal amount of the 4.50% Convertible Subordinated Notes due 2006, convertible into shares of Common Stock, $0.01 par value per share of the Company.

(b)      Exhibits:  None

                                  Signatures
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                             MEDAREX, INC.
                                                             -------------
                                                             (Registrant)

Date:  August 9, 2001                              By /s/ Christian S. Schade
                                                      -----------------------
                                                          Christian S. Schade
                                                          Senior Vice President
                                                          Finance &
                                                          Administration
                                                          (Principal Financial
                                                          and Accounting
                                                          Officer)