Form 10-Q
period 2001-09-30
MEDAREX INC
filed 2001-11-13
CIK 874255

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934




For quarter ended September 30, 2001                Commission File No. 0-19312
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

Yes  X    No


The number of shares of common stock, $.01 par value, outstanding as of November 9, 2001 was 72,776,166 shares.

                         MEDAREX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                         December 31, September 30,
                                                                          ---------    ---------
                                                                            2000          2001
                                                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                              $  78,397    $  89,731
   Marketable securities                                                    265,206      388,797
   Other current assets                                                      23,422       18,168
                                                                          ---------    ---------
         Total current assets                                               367,025      496,696

 Property and equipment:
   Land                                                                           -        6,782
   Building and leasehold improvements                                        2,356       51,940
   Machinery and equipment                                                    6,503       14,609
   Furniture and fixtures                                                       409        2,032
   Construction in progress                                                  20,000        2,457
                                                                          ---------    ---------
                                                                             29,268       77,820

   Less accumulated depreciation and amortization                            (5,837)      (9,077)
                                                                          ---------    ---------
                                                                             23,431       68,743

Investment in Genmab                                                         77,468       72,615
Investment in IDM                                                            48,199       48,199
Investments in, and advances to, other affiliates and partners                7,634       19,584
Segregated cash                                                              22,068        1,300
Other assets                                                                 12,555       20,550
                                                                          ---------    ---------
     Total assets                                                         $ 558,380    $ 727,687
                                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                                 $   1,463    $   2,135
   Accrued liabilities                                                        5,945        8,908
   Deferred contract revenue - current                                       29,810       25,574
                                                                          ---------    ---------
      Total current liabilities                                              37,218       36,617

 Deferred contract revenue - long-term                                       15,326        2,683
 Deferred income taxes                                                       20,274       18,766
 Convertible subordinated notes                                                   -      175,000

Commitments and contingencies                                                     -            -

Shareholders' equity:
   Preferred stock, $1.00 par value, 2,000,000 shares authorized;
      none issued and outstanding                                                 -            -
   Common stock, $.01 par value; 200,000,000 shares authorized;
       73,802,666 shares issued and 72,597,666 outstanding
       at December 31, 2000 and 73,980,966 shares issued and 72,775,966
        shares outstanding at September 30, 2001                                738          740
   Capital in excess of par value                                           569,410      570,316
   Treasury stock, at cost 1,205,000 shares                                  (3,031)      (3,031)
   Deferred compensation                                                      2,234        2,439
   Accumulated other comprehensive income                                    39,313       42,335
   Accumulated deficit                                                     (123,102)    (118,178)
                                                                          ---------    ---------
         Total shareholders' equity                                         485,562      494,621
                                                                          ---------    ---------
         Total liabilities and shareholders' equity                       $ 558,380    $ 727,687
                                                                          =========    =========


        See notes to these unaudited consolidated financial statements.

                         MEDAREX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In thousands, except share data)


                                                          Nine Months Ended              Three Months Ended
                                                     September 30,   September 30,   September 30,   September 30,
                                                         2000            2001            2000            2001
                                                     ------------    ------------    ------------    ------------
Revenues:
   Sales                                             $        150    $        879    $         37    $        623
   Contract and license revenues                           10,133          24,797           5,362           9,170
   Contract and license revenues from Genmab                  633           2,913             275           1,663
                                                     ------------    ------------    ------------    ------------
      Total revenues                                       10,916          28,589           5,674          11,456

Costs and expenses:
      Cost of sales                                            83             495              29             361
      Research and development                             22,780          23,714           5,520          11,158
      General and administrative                           12,115          11,801           6,210           4,690
                                                     ------------    ------------    ------------    ------------
        Total costs and expenses                           34,978          36,010          11,759          16,209
                                                     ------------    ------------    ------------    ------------
          Operating loss                                  (24,062)         (7,421)         (6,085)         (4,753)

Equity in net income (loss) of affiliate                      393          (3,714)            551          (1,955)
Interest and dividend income                               15,403          18,885           6,845           6,423
Interest expense                                               (3)         (2,376)             (1)         (2,249)
                                                     ------------    ------------    ------------    ------------
          Income (loss) before provision
            for income taxes                               (8,269)          5,374           1,310          (2,534)
Provision for income taxes                                  4,365             450           4,065             150
                                                     ------------    ------------    ------------    ------------
          Net income (loss)                          $    (12,634)   $      4,924    $     (2,755)   $     (2,684)
                                                     ============    ============    ============    ============
Basic net income (loss) per share                    $      (0.18)   $       0.07    $      (0.04)   $      (0.04)
                                                     ============    ============    ============    ============
Diluted  net income (loss) per share                 $      (0.18)   $       0.07    $      (0.04)   $      (0.04)
                                                     ============    ============    ============    ============
Weighted average number of common
   shares outstanding during the
   year - basic                                        70,845,871      73,914,692      73,194,686      73,947,275
                                                     ============    ============    ============    ============
        - diluted                                      70,845,871      75,425,409      73,194,686      73,947,275
                                                     ============    ============    ============    ============

        See notes to these unaudited consolidated financial statements.

                         MEDAREX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                        For the Nine Months Ended
                                                                               September 30,
                                                                               -------------
                                                                           2000            2001
                                                                        ---------       ---------
Operating activities:
   Net income (loss)                                                    $ (12,634)      $   4,924
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation                                                         562           2,470
         Amortization                                                         309           1,113
         Stock options to employees                                         3,117             205
         Stock options and warrants to non-employees                        5,237              15
         Non cash revenue - IDM                                                 -         (15,175)
         Non cash revenue - Genmab                                              -          (1,333)
         Equity in net (income) loss of Genmab                               (393)          3,714
         Provision for income taxes                                         3,914               -
Changes in operating assets and liabilities, net of acquisition:

   Other current assets                                                   (11,801)          1,303
   Trade accounts payable                                                      77             672
   Accrued liabilities                                                       (544)          3,482
   Deferred contract revenue                                               (3,338)         (1,571)
                                                                        ---------       ---------
        Net cash used in operating activities                             (15,494)           (181)

Investing activities:
   Purchase of property and equipment                                      (2,158)        (48,552)
   Decrease in other assets                                                   601               -
   Increase in investments and advances to affiliates and partners        (27,565)        (10,750)
   Decrease (increase) in segregated cash                                 (20,603)         20,768
   Purchase of marketable securities                                     (294,431)       (169,500)
   Sales of marketable securities                                          14,845          50,069
                                                                        ---------       ---------
       Net cash used in investing activities                             (329,311)       (157,965)

Financing activities:
   Cash received from sales of securities, net                            398,799             394
   Proceeds from sale of convertible subordinated notes, net                    -         169,105
   Principal payments under debt obligations                                  (24)            (19)
                                                                        ---------       ---------
       Net cash provided by financing activities                          398,775         169,480
                                                                        ---------       ---------
       Net increase in cash and cash equivalents                           53,970          11,334
Cash and cash equivalents at beginning of period                           14,366          78,397
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $  68,336       $  89,731
                                                                        =========       =========



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

2.   Net Income (Loss) per Share

     Basic and diluted earnings per share are calculated in accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 128, Earnings per Share
(EPS). Basic earnings per share is based upon the number of weighted average shares of common stock outstanding. Diluted earnings per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, which are included under the treasury stock method. For the nine months and the three months ended September 30, 2001, the effect of the conversion of the subordinated notes has been excluded from the computation of diluted income per share, as its effect is antidilutive. For the nine months and three months ended September 30, 2000, potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.

     The computation of basic and diluted earnings per share for the nine months and three months ended September 30, 2000 and 2001 is as follows:

                                           Nine Months Ended            Three Months Ended
                                              September 30                 September 30
                                         -----------------------      -----------------------
                                           2000           2001          2000           2001
                                         --------       --------      --------       --------
Basic:
Net income (loss)                        $(12,634)      $  4,924      $ (2,755)      $ (2,684)
Weighted average shares outstanding        70,846         73,915        73,195         73,947
                                         --------       --------      --------       --------
Basic net income (loss) per share        $  (0.18)      $   0.07      $  (0.04)      $  (0.04)
                                         ========       ========      ========       ========

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)


2.   Net Income (Loss) per Share (con't)

                                              Nine Months Ended           Three Months Ended
                                                 September 30                 September 30
                                            -----------------------      -----------------------
                                              2000           2001          2000           2001
                                            --------       --------      --------       --------
Diluted:
Net income (loss)                           $(12,634)      $  4,924      $ (2,755)      $ (2,684)
Weighted average shares outstanding           70,846         75,915        73,195         73,947
Net effect of dilutive securities:
     Stock options--                              --          1,510            --             --
                                            --------       --------      --------       --------
Total adjusted weighted-average shares        70,846         75,425        73,195         73,947
                                            ========       ========      ========       ========
Diluted net income (loss) per share         $  (0.18)      $   0.07      $  (0.04)      $  (0.04)
                                            ========       ========      ========       ========



3.   Marketable Securities

     Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. Such securities, which are classified as available-for-sale, are carried at market with unrealized gains and losses reported within accumulated other comprehensive income which is a separate component of shareholders' equity.

4.   Contingencies

     The Company has a contingent commitment to pay $1,000 to Essex Chemical Corporation ("Essex") without interest in installments equal to 20% of net after tax earnings of the Company on an annual basis in future years. The Company's contingent commitment, as amended, to pay up to $1,000 out of future earnings may be satisfied, at the Company's option, through the payment of cash or shares of the Company's Common Stock having a fair market value equal to the amount owed, provided that such shares are registered with the Securities and Exchange Commission. At December 31, 2000 the Company had accrued $667 related to this liability.

     In the ordinary course of our business, the Company is at times subject to various legal proceedings. We are not currently subject to any such legal proceedings.

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)

5.   Licensing, Research and Development Agreements

     In August 2001, the Company and Aventa Biosciences Corporation ("Aventa") entered into a collaboration to jointly develop and commercialize fully human antibody therapeutic products to targets identified by Aventa and the Company. The Company plans to generate antibodies to these targets using its fully human antibody technology. The Company and Aventa expect to share costs and responsibilities leading to the anticipated commercialization of antibody products, including costs and responsibilities related to preclinical and clinical development and marketing efforts. In November 2001, Aventa changed its name to Ambit Biosciences Corporation.

     In August 2001, the Company entered into an agreement with Genesto A/S ("Genesto") to develop fully human antibodies to multiple disease targets identified by Genesto. Genesto expects to develop and commercialize any human antibody products resulting from this agreement. The Company could receive license fees, milestone payments and royalties on commercial sales of products resulting from its agreement with Genesto.

     In September 2001, the Company and Incyte Genomics, Inc. ("Incyte") entered into a collaboration to jointly develop and commercialize fully human antibody therapeutic products. The Company and Incyte expect to share costs and responsibilities leading to the anticipated commercialization of antibody products, including costs and responsibilities related to preclinical and clinical development and marketing efforts.

6.   Investment in Genmab

     In 1999, the Company acquired a 44% ownership interest in Genmab A/S, a Danish biotechnology company ("Genmab"). In June 2000, Genmab completed a private placement in which the Company invested $18,000 in Genmab in order to maintain its approximate 44% ownership interest. In August 2000, the Company acquired an additional 1% of Genmab's capital stock in exchange for certain rights to the Company's fully human antibody technology. This increased the Company's ownership interest to approximately 45%. As a result of Genmab's initial public offering completed in October 2000, the Company's equity interest in Genmab was reduced to approximately 33%. During the nine and three month periods ended September 30, 2001 the value of the Company's investment in Genmab was adjusted to reflect the Company's share of Genmab's loss ($3,714) and ($1,955), respectively, and an unrealized gain (loss) of ($1,139) and $5,560, respectively, related to foreign exchange translation. Such foreign exchange translation adjustments are included within accumulated other comprehensive income in the Company's September 30, 2001 balance sheet.

     Summary financial information for Genmab for the nine and three months ended September 30, 2001 is as follows (unaudited):

                    Nine Months ended        Three Months ended
                    September 30, 2001       September 30, 2001
                    ------------------       ------------------

     Net sales          $    --                  $      --
     Gross profit            --                         --
     Net loss           (11,262)                    (5,486)

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)


7.   Comprehensive Income (Loss)

     The components of comprehensive income (loss) for the nine and three month periods ended September 30, are as follows (unaudited):


                                                                Nine months ended                        Three months ended
                                                                   September 30                              September 30
                                                           -----------------------------             -----------------------------
                                                             2000                 2001                 2000                 2001
                                                           --------             --------             --------             --------
     Net income (loss)                                     $(12,634)            $  4,924             $ (2,755)            $ (2,684)
     Unrealized gain on securities                            2,367                4,161                  690                4,624
     Unrealized gain (loss) on foreign exchange                  --               (1,139)                  --                5,560
                                                           --------             --------             --------             --------
     Total comprehensive income (loss)                     $(10,267)            $  7,946             $ (2,065)            $  7,500
                                                           ========             ========             ========             ========



8.   Segment Information

     The Company is an integrated monoclonal antibody-based company with antibody discovery, development and manufacturing capabilities. The operations of the Company and its wholly owned subsidiaries constitute one business segment.

     Revenue from customers representing 10% or more of total revenues for the nine and three months ended September 30, 2000 and 2001 is as follows:

                                          Nine months ended            Three months ended
                                            September 30                  September 30
                                         -------------------           -------------------
       Customer                          2000           2001           2000           2001
       --------                          ----           ----           ----           ----
       IDM S.A                             8%            53%            15%            45%
       Kirin Brewery Co., Ltd.            41%            16%            26%            13%
       Genmab A/S                          7%            13%             8%            20%
       Scil Biomedicals GmbH              20%             3%            35%             2%


     No other single customer accounted for more than 10% of the Company's total revenues for the nine and three months ended September 30, 2000 and 2001, respectively.

9.   Subsequent Events

     In October 2001, the Company and m-phasys, Inc. ("m-phasys") entered into a collaboration to jointly develop and commercialize fully human antibody therapeutic products to multiple disease targets identified by m-phasys. The Company plans to generate antibodies to these targets using its fully human antibody technology. The Company and m-phasys expect to share costs and responsibilities leading to the anticipated commercialization of antibody products, including costs and responsibilities related to preclinical and clinical development and marketing efforts.

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

     We had $478,528 in cash, cash equivalents and marketable securities and $1,300 in a segregated cash account as of September 30, 2001 compared to $343,603 and $22,068, respectively, as of December 31, 2000. Cash, cash equivalents and marketable securities include the net proceeds we received from our public offering completed on June 26, 2001 of 4.50% convertible subordinated notes due 2006, of approximately $169,000, as well as the release from escrow of $20,000 in connection with the restructuring of the collaboration with Eos Biotechnology, Inc. completed in April 2001. This $20,000 was previously recorded in segregated cash. Operating activities used $181 of cash for the nine-month period ended September 30, 2001.

     On November 3, 2000, we acquired the Milpitas, California facility for approximately $14,600. We had previously leased this facility. This property contains approximately 57,000 square feet of laboratory and office space. As of September 30, 2001, we spent approximately $10,400 and expect to spend an additional $500 on building modifications and equipping the Milpitas facility this year. In January 2001, we purchased a facility in Greenwich, New Jersey for approximately $9,200. The Greenwich facility is situated on approximately 140 acres of land and currently contains approximately 165,000 square feet of laboratory and office space. We intend to modify and expand the Greenwich facility to increase our capacity to provide materials for clinical trials for our future products under development through our collaborations and alliances. As of September 30, 2001, we completed the initial phase of the Greenwich Facility and started phase two. To date, we have expended approximately $30,800 on the building and land. We currently do not have the capacity to manufacture our products under development in large commercial quantities and have no experience in commercial-scale manufacturing. With the addition of these two facilities and our increase in collaboration agreements, our number of employees has increased from 123 on September 30, 2000 to 238 on September 30, 2001.

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

     In September 1999, we entered into a lease for approximately 6,000 square feet of administrative office space in a facility located in Princeton, New Jersey. In 2000, this lease space was increased to a total of approximately 20,000 square feet and the lease was extended to expire on March 31, 2006. This facility serves as our general corporate headquarters.

     At September 30, 2001 the aggregate future minimum lease commitments over the remainder of the lease terms for all of our facilities are approximately $5,386. As of September 30, 2001, we have commitments for approximately $23,000 of capital expenditures relating to our facilities.

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

     Results of Operations

     Nine months ended September 30, 2000 and 2001

     Revenue increased by $17,673 during the nine-month period ended September 30, 2001, a 162% increase from the nine-month period ended September 30, 2000. The increase relates principally to $14,400 of contract and license revenues from IDM, S.A. and $2,113 of contract and license revenues from Genmab A/S.

     Cost of sales increased by $413 during the nine-month period ended September 30, 2001, a 498% increase as compared to the nine-month period ended September 30, 2000. The increase, primarily, reflects the production cost of MDX-CD4 that was sold to Genmab in the second and third quarters of 2001.

     Research and development expenses increased by $934 during the nine-month period ended September 30, 2001, a 4% increase from the nine-month period ended September 30, 2000. The increase is principally due to higher personnel costs, supplies and depreciation expense, partially offset by a one-time refund in April 2001 of a $5,000 May 2000 payment to Eos as part of a new binding letter of intent for the restructuring of the applied genomics collaboration that was originally established in February 2000. Research and development costs are expected to increase at an accelerated rate as our products progress through the regulatory approval process.

     General and administrative expenses decreased by $314 during the nine-month period ended September 30, 2001, a 3% decrease from the nine-month period ended September 30, 2000. The decrease is primarily attributable to lower consulting and shareholder relation expenses, which in 2000 included non-cash charges related to warrants issued to consultants. The decrease was partially offset by heightened legal and travel costs incurred in connection with the expansion of our business activities. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

     Equity in net loss of affiliate increased by $4,107 during the nine-month period ended September 30, 2001, a 1,045% increase from the nine-month period ended September 30, 2000. The increased loss reflects our share of Genmab's loss for the full nine-month period in 2001 and for our share of Genmab's income in 2000 beginning in May when we made an additional $18,000 investment in Genmab. Genmab is an affiliated company and is accounted for using the equity method. We expect equity in net loss of Genmab to increase in the near future due to the Genmab's additional investments in research and development to develop its own product pipeline.

     Interest and dividend income increased by $3,482 during the nine-month period ended September 30, 2001, a 23% increase from the nine-month period ended September 30, 2000. The increase reflects interest earned on higher average cash balances as the result of proceeds received from the June 26, 2001 public offering of our 4.50% convertible subordinated notes due in 2006.

     Interest expense increased by $2,373 during the nine-month period ended September 30, 2001, the increase from the nine-month period ended September 30, 2000 reflects accrued interest on the 4.50% convertible subordinated notes issued on June 26, 2001 and due in 2006. Interest is due on January 1 and July 1 of each year beginning January 1, 2002.

Three months ended September 30, 2000 and 2001

     Revenue increased by $5,782 during the three-month period ended September 30, 2001, a 102% increase from the three-month period ended September 30, 2000. The increase relates principally to $4,284 of contract and license revenues from IDM.

     Cost of sales increased by $333 during the three-month period ended September 30, 2001, a 1148% increase from the three-month period ended September 30, 2000. The increase primarily reflects the production cost of MDX-CD4 that was sold to Genmab in September 2001.

     Research and development expenses increased by $5,638 during the three-month period ended September 30, 2001, a 102% increase from the three-month period ended September 30, 2000. The increase is principally due higher supplies, personnel costs and depreciation.

     General and administrative expenses decreased by $1,520 during the three-month period ended September 30, 2001, a 24% decrease from the three-month period ended September 30, 2000. The decrease is primarily attributable to lower consultant expenses, which in 2000 included non-cash charges related to warrants issued to consultants. This decrease was partially offset by higher legal expenses associated with the increasing number of partnering agreements.

     Equity in net loss of affiliate increased $2,506 during the three-month period ended September 30, 2001, a 455% increase from the three-month period ended September 30, 2000. Genmab is an affiliated company and is accounted for using the equity method. The increase in loss primarily reflects increased research and development expenditures at Genmab. We expect equity in net loss of Genmab to increase in the near future due to the Genmab's additional investments in research and development to develop its own product pipeline.

     Interest and dividend income decreased by $422 during the three-month period ended September 30, 2001, a 6% decrease from the three-month period ended September 30, 2000. The decrease reflects lower interest rates for the quarter.

     Interest expense increased by $2,248 during the three-month period ended September 30, 2001, the increase from the three-month period ended September 30, 2000 reflects accrued interest on the 4.50% convertible subordinated notes issued on June 26, 2001 and due in 2006. Interest is due on January 1 and July 1 of each year beginning January 1, 2002.

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

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective for fiscal years beginning after December 15, 2001. Statement No. 144 supersedes Statement No. 121 and identifies the methods to be used in determining fair value. The Company is currently reviewing the impact of Statement No. 144 and will be performing an analysis at a later date in connection with the adoption of Statement No. 144 on January 1, 2002.


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

     We may be exposed to exchange conversion differences in translating the foreign results from operations of its investment in Genmab to U.S. dollars. Depending upon the strengthening or weakening of the U.S. dollar, the conversion difference could be significant to our recording of our investment in Genmab. Foreign exchange translation gains or losses have been and will continue to be recorded within "accumulated other comprehensive income" in the equity section of our balance sheet.

Part II - Other Information

Item 1. Legal Proceedings

     In the ordinary course of our business, we are at times subject to various legal proceedings. We are not currently subject to any such legal proceedings.

     On May 24, 2000, Lexicon Genetics Incorporated filed a complaint against Deltagen, Inc. in U.S. District Court for the District of Delaware alleging that Deltagen was willfully infringing the claims of United States Patent No. 5,789,215, under which Lexicon holds an exclusive license in the relevant field from our wholly-owned subsidiary GenPharm International, Inc. This patent covers certain methods of engineering the animal genome, including methods for the production of knockout mice.

     On October 31, 2000, Lexicon amended its complaint to add GenPharm, as the licensor of the patent, as a plaintiff. On November 14, 2000, Deltagen filed an answer to Lexicon's amended complaint which included counterclaims against Lexicon and, for the first time, counterclaims against GenPharm. In its counterclaims, Deltagen sought declaratory relief that the patent was invalid, unenforceable and not infringed. In addition, Deltagen asserted counterclaims against both Lexicon and GenPharm under the antitrust laws. Deltagen sought, among other relief, an award of monetary damages against Lexicon and GenPharm in an unspecified amount.

     On September 24, 2001, the litigation against GenPharm was dismissed with prejudice pursuant to a stipulation following a settlement of the underlying dispute between Lexicon and Deltagen.

Item 6.  Exhibits and reports on Form 8-K

(a)      Reports on Form 8-K: None

(b)      Exhibits:  None

                                   Signatures
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MEDAREX, INC.
                                                -------------
                                                (Registrant)

Date: November 13, 2001                         By  /s/ Christian S. Schade
                                                    -----------------------
                                                    Christian S. Schade
                                                    Senior Vice President
                                                    Finance & Administration
                                                    (Principal Financial and
                                                    Accounting Officer)