Form 10-K
period 2001-12-31
MEDAREX INC
filed 2002-03-28
CIK 874255

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001   Commission File No. 0-19312

                                 MEDAREX, INC.
            (Exact name of registrant as specified in its charter)

                     New Jersey                           22-2822175
           (State or other jurisdiction of               (IRS Employer
            incorporation or organization)            Identification No.)

           707 State Road, Princeton, New Jersey             08540
          (Address of principal executive offices)        (Zip Code)

   Registrant's telephone number, including area code:  (609) 430-2880

   Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

         Title of each class          Name of each exchange on which registered
   Common Stock ($0.01 par value)     The NASDAQ Stock Market under symbol MEDX

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [_]

   As of December 31, 2001, the registrant had outstanding 72,876,240 shares of Common Stock, $0.01 par value ("Common Stock"), which is registrant's only class of Common Stock.

   The aggregate market value of registrant's Common Stock held by non-affiliates based on the closing price of $14.95 per share on March 1, 2002 was approximately $1,056,098,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
 (Specific pages incorporated are identified under the applicable item herein)

   Portions of the registrant's definitive Proxy Statement for the annual meeting of shareholders to be held on May 22, 2002 (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index.

                                    PART I

   In this Annual Report, "Medarex" or the "company," "we," "us" and "our" refer to Medarex, Inc. and our wholly owned subsidiaries. This Annual Report contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" as well as those discussed elsewhere in this document. Actual events or results may differ materially from those discussed in this Annual Report.

   Medarex(R) and HuMAb-Mouse(R) are registered U.S. trademarks of Medarex, Inc. UltiMAb(TM), UltiMAb Human Antibody Development SystemSM, KM-Mouse(TM) and Trans-Phage Technology(TM) are trademarks or service marks of Medarex, Inc. All other company names, trademarks and service marks included in this Annual Report are trademarks, registered trademarks, service marks or trade names of their respective owners.

Item 1.  Business

Overview

   We are a biopharmaceutical company focused on the discovery and development of human antibody-based therapeutic products. Our UltiMAb Human Antibody Development System/SM enables us to rapidly create and develop therapeutic products for a wide range of potential diseases, including cancer, inflammation, auto-immune disease and other life-threatening and debilitating diseases. /

   We believe that antibodies are proven candidates for therapeutic products. To date, the United States Food and Drug Administration, or FDA, has approved eleven antibody-based therapeutic products for sale in the United States. During the past three years, these products generated aggregate worldwide sales in excess of $6 billion, with sales doubling from 1999 to 2001. We intend to participate in this market, and to this end, are developing an expanding pipeline of therapeutic antibody products developed through the use of our proprietary UltiMAb(TM) technology. Multiple therapeutic products generated using our technology are in various stages of human clinical trials, including several of which we are developing using our own resources and others where we have licensed our technology to our partners for their use in the development of their products. We and our partners also have a number of product candidates in preclinical development.

   As of March 1, 2002, 41 pharmaceutical and biotechnology companies have partnered with us to jointly develop and commercialize products or have otherwise acquired rights to use our proprietary technology in their development of new therapeutic products. These companies include industry leaders such as Amgen, Inc., Centocor, Inc. (a subsidiary of Johnson & Johnson), Eli Lilly & Company, Human Genome Sciences, Inc., Immunex Corporation, Novartis Pharma AG, Novo Nordisk A/S and Schering AG. Some of these are licensing partnerships, providing us with licensing fees, milestone payments and royalty payments; others are collaborative partnerships that provide for the sharing of product development costs, revenues, expenses and profits.

   In addition to our UltiMAb Human Antibody Development System, we have considerable experience in preclinical and clinical development as well as in manufacturing antibodies for clinical trials. Our existing manufacturing facility in Annandale, New Jersey currently has the capacity to produce up to approximately 10 kilograms of monoclonal antibodies per year for clinical development purposes, and we are implementing a strategy that contemplates increased developmental capacity and large-scale clinical production. We have assembled a team of experienced scientific, production, clinical and regulatory personnel to facilitate the discovery, development and commercialization of antibody-based products for us and for our partners. We intend to add sales and marketing and additional manufacturing capabilities as needed.

   Our goal is to be a leader in the discovery and development of human antibody-based therapeutics for the treatment of cancer and other life-threatening and debilitating diseases. To this end, we have implemented a business strategy involving the expansion and diversification of our product pipeline and partnerships and an increase in our resources to develop, manufacture and commercialize products. We intend to capitalize on the value of our own human antibody products by developing them through late stage clinical trials and/or regulatory approval. We believe this will allow us to retain substantial commercial rights or profit sharing opportunities with regard to these products. In addition, we are enhancing and expanding our partnerships, which provides us the opportunity to participate in the development of substantially more product candidates than we could develop using only our own resources. We believe our business strategy will allow us to capitalize on our broad range of product development capabilities thereby maximizing the value of our business.

Scientific Background

   Antibodies are natural proteins produced in the human body by B cells and serve as an important defense against disease. Human B cells produce millions of different types of antibodies, all with varying shapes that cause them to attach to and, as a result, neutralize different disease targets. For example, certain antibodies seek out and attach to viruses, bacteria and diseased cells, making them susceptible for destruction by the human immune system. Others attach to specific disease targets and block their interaction with other molecules. Each monoclonal antibody has a unique molecular structure that directs it to a specific target.

   About twenty-five years ago, scientists recognized that if antibodies could be created in the laboratory, they could potentially function as a powerful tool for the treatment of many diseases. These efforts were partially successful when scientists discovered a way to make monoclonal antibodies using laboratory mice. Mouse-generated monoclonal antibodies, however, were often rejected by patients whose immune systems recognized them as foreign because they were not human proteins, and the patients produced a human anti-mouse antibody, or HAMA, response. This response reduces the effectiveness of the antibody by neutralizing the binding activity and by rapidly clearing the antibody from circulation in the body. The HAMA response can also cause significant toxicities with subsequent administrations of mouse antibodies.

   Subsequent generations of antibodies have been re-engineered to address these immunogenic complications, resulting in monoclonal antibodies that are less mouse and more human. Scientists developed "chimeric antibodies," which still contain mouse protein sequences (approximately 33%) but also contain human protein sequences (approximately 66%). Although chimeric antibodies are "more human" and theoretically, less likely to trigger an immune reaction, they nonetheless can trigger a human anti-chimera antibody response by the human immune system. Scientists then developed CDR-grafted or "humanized" antibodies which contain approximately 5% to 10% mouse protein sequences.

   Through our UltiMAb Human Antibody Development System, we can create all types of antibodies that are fully human (100% human protein sequences) by using transgenic mice in which mouse antibody gene expression is suppressed and effectively replaced with human antibody gene expression. Because our mice contain genes encoding human antibodies, we believe the monoclonal antibodies we generate are more likely to have favorable safety profiles and be eliminated less rapidly from the human body, potentially reducing the frequency and amount of dosing required to affect disease targets. Additionally, our fully human monoclonal antibodies do not require any humanization, a process that at times has proven to be challenging and time consuming, and can result in antibodies with lowered affinities for their respective targets.

Products in Development

   We have identified a number of potentially promising monoclonal antibodies, which we are developing on our own or in collaborations with our partners. A number of therapeutic antibody product candidates generated by us and by our partners using our proprietary technology are in various stages of human clinical testing. In addition, our preclinical development pipeline includes product candidates for a variety of indications, such as oncology, autoimmune/inflammatory diseases and infectious diseases.

   The following table summarizes the potential therapeutic applications and development stages for our active product candidates and those of our partners (in those cases where our partners have made specific public announcements regarding such product candidates), and is followed by brief descriptions of each specific program.

          PRODUCT                   INDICATION                   STATUS                CURRENT RIGHTS
          -------                   ----------                   ------                --------------
         (Target)

Medarex Product Candidates in Clinical Development

  MDX-33                    Idiopathic                  Phase II                  Worldwide, co-developing
  (CD64)                    thrombocytopenia purpura                              with Aventis Behring
                            (ITP)                                                 L.L.C.

  MDX-010                   Prostate cancer             Phase I/II                Worldwide
  (CTLA-4)

  MDX-010                   Malignant melanoma          Phase I/II                Worldwide
  (CTLA-4)

  MDX-010                   Melanoma                    Phase I/II                Worldwide
  (CTLA-4)                  vaccine--Melacine(R)

  MDX-010                   Melanoma                    Phase I/II                Worldwide
  (CTLA-4)                  vaccine--melanoma peptides

  MDX-44                    Psoriasis and other         Phase I/II                Worldwide
  (CD64 + toxin)            dermatological disorders

Out-Licensed Product Candidates in Clinical
   Development

  IDM-1*                    Ovarian cancer              Phase III                 Licensed to
  (Her2 & CD64)                                                                   Immuno-Designed Molecules
                                                                                  S.A.** for the field of
                                                                                  Cell Therapy

  HuMax(TM)-CD4             Rheumatoid                  Phase III                 Licensed to Genmab A/S in
  (CD4)                     arthritis--TNFa inhibitor                             North America**; licensed
                            and methotrexate failure                              to Eisai Co. Ltd. in Asia
                                                                                  and Europe

  HuMax-CD4                 Rheumatoid                  Phase II                  Licensed to Genmab A/S in
  (CD4)                     arthritis--moderate/severe                            North America**; licensed
                                                                                  to Eisai Co. Ltd. in Asia
                                                                                  and Europe

  HuMax-CD4                 Psoriasis                   Phase II                  Licensed to Genmab A/S in
  (CD4)                                                                           North America**; licensed
                                                                                  to Eisai Co. Ltd. in Asia
                                                                                  and Europe

  HuMax-IL15                Rheumatoid arthritis        Phase I/II                Licensed to Genmab A/S**
  (IL-15)

  Centocor/J&J Antibody     Anti-inflammatory diseases  Phase I                   Licensed to Centocor, Inc.
  (undisclosed)

Antibody Product Candidates in Preclinical
  Development

  MDX-070                   Prostate cancer             Preclinical               Worldwide, co-developing
  (PSMA)                                                                          with Northwest
                                                                                  Biotherapeutics, Inc.

  MDX-060                   Hodgkin's lymphoma          Preclinical Preclinical   Worldwide
  (CD30)                    Anaplastic large cell                                 Worldwide
                            lymphoma

  HuMax-EGFr                Cancer                      Preclinical               Licensed to Genmab A/S**
  (EGFr)

  Anti-heparanase I         Breast and other cancers    Preclinical               Worldwide, co-developing
                                                                                  with Oxford GlycoSciences
                                                                                  plc

--------
 * Formerly referred to by us as MDX-210.
** We received equity interests in these partners in exchange for licenses of our proprietary antibody technology. We are not entitled to licensing, milestone or other payments from these licenses.

Medarex Product Candidates in Clinical Development

   MDX-33 (Anti-CD64 Antibody)--Idiopathic Thrombocytopenia Purpura
(ITP). MDX-33 is a humanized antibody that targets CD64 (the immunoglobulin receptor Fc gammaR1) that is expressed on myeloid progenitor cells, monocytes, macrophages, human cytotoxic effector cells, activated neutrophils and dendritic cells. MDX-33 is designed for the treatment of ITP, an autoimmune condition in which patients' platelets are destroyed by their own immune system. Conventional treatments include steroids, removal of the spleen and high doses of intravenous IgG. In a Phase II clinical study, administration of MDX-33 appeared to substantially elevate platelet counts in patients treated with the highest dose. Further development is under evaluation.

   MDX-010 (Anti-CTLA-4 Antibody)--Prostate Cancer, Malignant Melanoma, Melanoma Vaccines. MDX-010 is a fully human antibody that targets an immune receptor known as CTLA-4. This receptor, which is a protein found on the surface of T-cells, normally functions to suppress the immune response to tumors or infectious agents. By using a fully human antibody to block the activity of CTLA-4, we believe that patients' immune systems may be able to mount a stronger immune response against foreign pathogens and cancers. We initially focused on the use of this antibody in the treatment of prostate cancer and malignant melanoma. In January 2002, we expanded our focus and announced plans for a multi-pronged tumor vaccine clinical program employing different melanoma vaccines used in conjunction with MDX-010. Preclinical data suggests that MDX-010, when combined with certain tumor vaccines, may enhance the anti-tumor effects of such vaccines. We are conducting the following trials for this product:

   Prostate Cancer; Malignant Melanoma: We began Phase I/II clinical trials of MDX-010 in patients with prostate cancer and melanoma, respectively, during 2000. Interim findings indicated that MDX-010 was generally well tolerated with evidence of immunologic and antitumor activity. Based on these results, we intend to initiate further trials to test repeated dosing of the antibody used alone and in combination with other anti-cancer therapies.

   Melanoma Vaccines: As part of our tumor vaccine program, three separate Phase I/II clinical trials of MDX-010 are currently underway. Additional vaccines coupled with MDX-010 are expected to enter clinical trials during 2002.

   MDX-44 (Anti-CD64 + Toxin Antibody)--Psoriasis, other dermatological disorders. MDX-44 is a humanized antibody that targets CD64 (see discussion of MDX-33 above) that has been conjugated to a toxin. Application of MDX-44 will target for destruction macrophages and other CD64 expressing effector cells that play key roles in psoriasis and other dermatologic disorders. An investigator initiated Phase I study of MDX-44 in atopic dermatitis was completed in 2001.

Out-Licensed Product Candidates in Clinical Development

   IDM-1* (Anti-Her2 & CD64 Antibody)--Ovarian Cancer. IDM-1, currently being developed by our partner, IDM, is a humanized, bispecific antibody-based Cell Drug(TM) for the treatment of ovarian cancer. Phase III trials for IDM-1 targeting patients with Stage III ovarian cancer began in Europe in early 2000, and additional trials in Australia and Canada were added in 2001. IDM has reported that the aim of the Phase III studies is to prolong remission of Stage III ovarian cancer after a positive response to a standard protocol consisting of surgery, followed by two chemotherapies.

   HuMax-CD4** (Anti-CD4 Antibody)--Rheumatoid Arthritis;
Psoriasis. HuMax-CD4, being developed by our partner, Genmab, is a high affinity, fully human antibody that targets the CD4 receptor on cells known as T-cells, which are believed to be involved in promoting autoimmune disease. Preclinical and clinical studies to date suggest that an antibody that targets CD4 may be useful for the treatment of several inflammatory diseases

--------
 * Formerly referred to by us as MDX-210.
** We received equity interests in these partners in exchange for licenses of our proprietary antibody technology. We are not entitled to licensing, milestone or other payments from these licenses.

including rheumatoid arthritis and psoriasis. HuMax-CD4 has been designated a "Fast Track" product by the FDA, potentially accelerating its development and FDA review. The following clinical trials are being conducted by Genmab for this product:

   Rheumatoid Arthritis: In December 2001, Genmab announced the initiation of a Phase III clinical trial with HuMax-CD4 to treat patients with active rheumatoid arthritis who have failed to respond to treatment with methotrexate and TNF-a blocking agents. This trial is expected to involve approximately 400 patients at 50 sites in the United States and Europe. Genmab is also currently conducting a Phase II trial for HuMax-CD4 in a broader arthritis population consisting of patients with moderate to severe arthritis undergoing methotrexate therapy. Genmab reported that blinded safety data from this study was presented to the FDA prior to its approval of the Phase III trial.

   Psoriasis: Genmab initiated a Phase II clinical trial of HuMax-CD4 in January 2001 for the treatment of moderate to severe psoriasis. Genmab reported that the HuMax-CD4 appeared to be safe and well tolerated and that mean Psoriasis Area Severity Index was reduced in all treatment groups. Genmab has reported further that it intends to proceed to Phase IIb trials of HuMax-CD4 in psoriasis in the second half of 2002.

   HuMax-IL15** (Anti-IL-15 Antibody)--Rheumatoid Arthritis. HuMax-IL15 is a high affinity, fully human antibody against Interleukin-15 (IL-15) being developed by Genmab through a collaboration with Immunex. IL-15 is a cytokine, an immune system signaling molecule that appears early in the cascade of events that ultimately lead to inflammatory disease. Genmab initiated Phase I/II trials of HuMax-IL15 to investigate its utility for the treatment of patients with active rheumatoid arthritis. Genmab has stated that this multi-center, placebo-controlled study will test up to six dose levels and include approximately 30 patients.

   Centocor/J&J Antibody--Anti-inflammatory diseases. Centocor is developing a high affinity, fully human antibody for an anti-inflammatory application. Phase I trials are currently underway.

Antibody Product Candidates in Pre-Clinical Development:

   MDX-070 (Anti-PSMA Antibody)--Prostate Cancer. MDX-070 is a fully human antibody, developed in collaboration with Northwest Biotherapeutics, Inc. that targets Prostate Specific Membrane Antigen, or PSMA. PSMA is a cell surface marker that is preferentially expressed on normal prostate tissue on malignant prostate tissues, and also on blood vessels in other tumors. Preclinical data suggests that the antibody will target live prostate tumor cells.

   MDX-060 (Anti-CD30 Antibody)--Lymphoma. MDX-060 is a fully human antibody that targets CD30, which is a marker for activated lymphocytes and is present on the malignant cells of Hodgkin's Disease and anaplastic large cell lymphoma. Through its ability to target CD30 expressing tumor cells, MDX-060 may facilitate the elimination of such cells by the human immune system. Preclinical studies are ongoing with respect to this antibody.

   HuMax-EGFr** (Anti-EGFr Antibody)--Cancer. HuMax-EGFr, being developed by Genmab, is a fully human antibody targeting the Epidermal Growth Factor receptor, or EGFr. EGFr is a receptor molecule that has been found in excess on many tumor cells, including carcinoma of the head and neck, breast, colon, prostate, lung and ovary. Preclinical studies have indicated that blocking the interaction between EGFr and its ligands has the potential to inhibit tumor growth leading to cell death.

   Anti-heparanase I--Breast and Other Cancers. We are working with Oxford GlycoSciences plc, or OGS, to create human antibody therapeutics and/or tumor vaccines based on an initial set of disease targets. The first product candidate emerging from the program is a fully human antibody that binds to and neutralizes the heparanase I enzyme, which is involved in invasion and metastasis in many tumor types, including breast cancer

--------
** We received equity interests in these partners in exchange for licenses of our proprietary antibody technology. We are not entitled to licensing, milestone or other payments from these licenses.

and other common cancers. Preclinical testing suggests that this antibody has the potential to prevent tumor growth and to reduce metastasis to limit the spread of the disease.

   Others--We have an active clinical and preclinical development program, which includes identified projects that we anticipate will lead to new antibodies and novel combinations with antibodies currently in development, such as additional candidates for our MDX-010 tumor vaccine program. We expect these development efforts to lead to additional clinical candidates in the near and long term.

Strategic Investments

   Genmab

   In March 1999, we and a group of unrelated third party investors formed Genmab A/S, a Danish biotechnology company. Genmab was established to develop and commercialize a portfolio of fully human antibodies derived from our HuMAb-Mouse(R) technology. Initially, we contributed a license to our human antibody technology for producing antibodies to particular targets in exchange for approximately 44% of Genmab's share capital. During Genmab's initial 12 months of operation, Genmab raised additional equity and, in connection therewith, we agreed to expand our license to provide Genmab with broader rights to our human antibody technology in exchange for further equity, thereby maintaining our level of ownership in Genmab's share capital. Specifically, in exchange for equity, we granted Genmab 16 fully paid-up commercial licenses for antibody products. In addition, in connection with a private placement in May 2000, we made an additional cash investment in Genmab thus maintaining our approximately 44% ownership interest in Genmab. In August 2000, we received additional equity in connection with the Genomics Agreement (as described below) which increased our equity interest in Genmab to approximately 45%.

   In August 2000, we entered into a binding memorandum of understanding, or the Genomics Agreement, with Genmab, pursuant to which we granted Genmab rights to market our transgenic mouse technologies for multi-target (five or more targets) genomics partnerships to certain pharmaceutical and biotechnology companies whose headquarters are located in Europe. Under the terms of the Genomics Agreement, Genmab may market our human antibody technology for multi-target partnerships to any European based company, or for non-multi-target (less than five targets) partnerships, to any company worldwide, except for: (i) certain Medarex partners, including Novartis, Merck KGaA, Schering, Aventis Behring, IDM and Scil Biomedicals GmbH; and (ii) any European based pharmaceutical company with worldwide revenues in excess of $1 billion in 1999, provided, however, that Genmab may market our human antibody technology to Sanofi/Synthelabo and Boehringer Ingelheim. We also have the right to participate in Genmab's multi-target partnerships, thereby sharing in certain costs and commercial benefits (see the section below entitled Our Joint Collaborations with Genmab). We retain all rights to market our technology to companies headquartered outside of Europe and to all companies for non-multi-target partnerships in Europe. Certain license fees, milestones and royalties due to us under our previously existing agreement with Genmab were reduced. The Genomics Agreement also provides that, under certain circumstances, we must negotiate in good faith to manufacture antibodies for Genmab's partnerships.

   In addition, under the terms of the Genomics Agreement, we granted Genmab an option to receive certain rights in Europe with respect to the development and commercialization of up to four antibody products we may obtain through our alliance with Eos Biotechnology, Inc. Finally, the Genomics Agreement grants Genmab certain rights to access technologies acquired by us from Biosite Incorporated and Kirin Brewery Co., Ltd.

   The Genomics Agreement has an initial term of five years with a right exercisable by Genmab to extend the term for an additional two years. For each year of the agreement and during the term of any extension, we will receive $2 million per year from Genmab. At Genmab's option, these amounts may be paid in either cash or capital stock. As part of this transaction, in August 2000, we received 279,760 shares of Genmab stock valued at $2 million, representing payment for the first year. In August 2001, we received $2 million in cash for the second annual payment.

   In September 2000, we entered into an amended agreement, or the Amended Genomics Agreement, with Genmab, pursuant to which we agreed to assign to Genmab 100% of our economic interest in each product we jointly develop with OGS, or a Medarex/OGS product, and sell in Europe, and 50% of our economic interest in each Medarex/OGS product sold outside of North America and Europe. Under the terms of the Amended Genomics Agreement, if a Medarex/OGS product is intended to be sold only in Europe, Genmab will reimburse us for 100% of our research, development, manufacturing and commercialization expenses associated with such product. If the Medarex/OGS product is to be sold only in North America, Genmab will not be obligated to reimburse us for any such expenses. In all other cases, Genmab will reimburse us for 50% of such expenses. The first potential product candidate which may be subject to this arrangement is an anti-heparanase I antibody (see the section above entitled Products in Development). In addition, we sold one-half of our equity interest in OGS to Genmab for $2.5 million, which was our original cost of such equity interest.

   In October 2000, Genmab became a publicly listed company on the Copenhagen Stock Exchange and the German Neuer Markt. As a result of raising the equivalent of $187 million (based on the then current exchange rate), our ownership interest in Genmab was reduced to approximately 33%. We currently account for our investment in Genmab under the equity method of accounting.

   IDM

   During the past few years, the focus of our business has shifted from humanized and murine monoclonal antibody-based products to fully human antibody development. As a result, in July 2000, we entered into an agreement with IDM whereby we licensed to IDM certain of our humanized and murine technologies in exchange for equity units in IDM. Under the agreement, IDM has acquired worldwide rights to the use of our MDX-210 anti-HER2 product in connection with cell therapy. IDM initiated a Phase III clinical trial of MDX-210, referred to by IDM as "IDM-1," in ovarian cancer in connection with IDM's macrophage activated killer, or MAK(TM), cells in 2000 and received regulatory approval for additional trials in 2001. IDM has also acquired certain rights to MDX-220 and MDX-447 in all fields. We originally developed MDX-447 in conjunction with Merck KGaA. IDM has also acquired the right to receive royalty payments from third party sales of MDX-210 in Europe, outside the field of cell therapy.

   As a result of this transaction, we recorded a gain from the transfer of this technology of approximately $40.5 million (based upon an independent valuation). The Company is recognizing this gain over a two year period for financial statement purposes (see Note 13 to the Consolidated Financial Statements). In October 2000 we participated in a private placement of equity interests in IDM and purchased additional equity of approximately $5.2 million. Our equity position in IDM after completion of the private placement is approximately 6%. In the event that we exercise certain warrants held by us to purchase convertible or redeemable bonds of IDM and such bonds are converted or redeemed, our equity position in IDM would be approximately 29%. These warrants are exercisable between September 2002 and September 2010, and such bonds may be converted or redeemed within six months of such exercise.

Our Human Antibody Partnering Business

   As of March 1, 2002, we have established partnerships with 41 companies to use our proprietary technology to produce fully human monoclonal antibodies to potential disease targets. We expect that substantially all of our operating revenues over the next few years will come from licensing fees and milestone payments from our existing and future corporate partners. These partnerships typically provide our corporate partners with access to our human antibody technology for the purpose of generating fully human antibodies to specific disease targets identified by such partners. In some cases, we provide our mice to our corporate partners who then immunize the mice to generate fully human antibodies. In other cases, we may immunize the mice with a partner's antigen.

   In general, and as listed below, our partnerships fall into three categories: (1) collaborative partnerships in which we collaborate with partners to jointly generate, develop and commercialize human antibody products;

(2) licensing partnerships in which we license our human antibody generation technology to our partners; and (3) other collaborations involving a combination of licenses and/or joint development and commercialization.

          1.  Collaborative Partnerships  Date of Agreement
          ------------------------------  -----------------

          ZYCOS Inc.                      January 2002
          Tularik Inc.                    January 2002
          Ambit Biosciences Corporation   November 2001
          m-phasys GmbH                   November 2001
          Incyte Genomics, Inc.           October 2001
          Epicyte Pharmaceuticals, Inc.   July 2001
          Sangamo BioSciences, Inc.       June 2001
          deCODE genetics, Inc.           June 2001
          Glaucus Proteomics B.V.         April 2001
          NeuroTherapeutics, Inc.         April 2001
          Northwest Biotherapeutics, Inc. April 2001
          Eos Biotechnology, Inc.         February 2001, February 2000
          Immusol, Inc.                   February 2001
          Seattle Genetics, Inc.          February 2001
          Gemini Genomics plc             December 2000
          Epigen, Inc.                    November 2000
          Oxford GlycoSciences plc        September 2000
          Athersys, Inc.                  August 2000
          Corixa Corporation              June 2000
          Regeneron Pharmaceuticals, Inc. March 2000

         2.  Licensing Partnerships         Date of Agreement
         --------------------------         -----------------
         Genesto A/S                        August 2001
         Human Genome Sciences, Inc.        July 2001
         NovImmune, S.A.                    May 2001
         Schering-Plough Corporation        March 2001
         B. Twelve, Inc.                    January 2001
         Novo Nordisk A/S                   January 2001
         Eli Lilly & Company                January 2001, November 2000
         ZymoGenetics, Inc.                 October 2000
         Oxford GlycoSciences plc           September 2000
         Corixa Corporation                 June 2000
         MedImmune, Inc.                    June 2000
         Centocor, Inc. (subsidiary of J&J) May 2000, February 1997
         Raven Biotechnologies, Inc.        March 2000
         Amgen, Inc.                        September 1999
         Eos Biotechnology, Inc.            August 1999
         Schering AG                        May 1999, February 1998
         Genmab A/S                         March 1999, August 2000
         Millenium Pharmaceuticals, Inc.    February 1999, January 1995
         Immunex Corporation                January 1999
         Novartis Pharma AG                 November 1998
         FibroGen, Inc.                     July 1998

                  3.  Other Collaborations  Date of Agreement
                  ------------------------  -----------------
                  Sangamo BioSciences, Inc.   January 2002
                  Biosite Incorporated        June 2000
                  Kirin Brewery Co., Ltd.     December 1999
                  Aventis Behring, L.L.C.     April 1996

   Our Collaborative Partnerships to Jointly Develop Fully Human Antibodies with Our Partners

   General. Industry analysts have suggested that scientists in the fields of genomics and proteomics may eventually identify as many as 10,000 novel target antigens in the human genome. Many of these antigens may be appropriate for monoclonal antibody-based products. We are pursuing an "Applied Genomics" strategy in order to gain access to new target antigens as they are identified, while also sharing the risks and rewards of the related antibody development and commercialization. To this end, we have established a number of collaborations with leading companies in the fields of genomics and proteomics. We and our Applied Genomics collaborators plan to jointly develop and commercialize human antibody products. Typically, our collaborator will provide a target antigen, and we will generate antibodies against that antigen using our UltiMAb Human Antibody Development System. We and our collaborators typically agree to share equally costs of clinical development and manufacturing as well as revenues, expenses and profits associated with the products that are sold commercially.

   Our Joint Collaborations with Genmab. Under the terms of the Genomics Agreement with Genmab, we have established multi-target collaborations with Genmab and each of deCODE Genetics, Glaucus Proteomics and Gemini Genomics. These collaborations are similar in structure to the collaborative partnerships discussed above, except that our interest in the collaboration is shared with Genmab. Specifically, with respect to the Genmab/Medarex interest in such collaborations, we assume 100% of the economic costs and benefits associated with commercialization of products for North America; Genmab assumes 100% of such costs and benefits for products intended to be sold in Europe; and we share costs and benefits equally with Genmab with respect to other territories.

   Our Licensing Partnerships for the Development of Fully Human Antibodies by Our Partners

   Our licensing partners typically obtain licenses to one or more of our antibody generating technologies which allow these partners to develop and commercialize antibody-based products using our technology. We could receive license fees, milestones and royalties in connection with each of these products. Under these licenses, there is usually an initial period during which our corporate partner may elect to enter into a research license for antibodies to a particular designated target. Subsequently, our corporate partner may elect to obtain a commercial license for monoclonal antibodies to a particular target. In some cases, once a corporate partner has obtained a commercial license for monoclonal antibodies to a given target, we can no longer license our human antibody technology to a different company for that particular target.

   The financial terms of our licensing partnerships typically include license fees and a series of milestone payments commencing upon initiation of clinical trials and continuing through to commercialization. These fees and milestones may total up to $7 to $10 million per antibody if the antibody receives approval from the FDA and equivalent foreign agencies. A licensing partnership may involve multiple antibodies. Under these partnerships, we will also receive royalties on any product sales. In some cases, our corporate partners reimburse us for research and development activities conducted on their behalf. Generally, under the terms of these agreements, our corporate partners are responsible for all costs of product development, manufacturing and marketing of any products.

   Other Collaborations

   Kirin. In December 1999, we entered into a binding letter of intent with Kirin Brewery Co., Ltd. providing for the global commercialization of technology for creating fully human monoclonal antibodies. Under the terms of this letter of intent, Kirin was designated as the primary distributor of our HuMAb-Mouse technology in Asia, and we were designated as the primary distributor of Kirin's TC Mouse(TM) outside of Asia. Kirin paid us $12 million in upfront fees. We have exchanged broad cross-licenses with Kirin, subject to license, milestone and royalty payments by each party to the other, for use of each other's technology for the development of human antibody therapeutic products. The binding letter of intent with Kirin includes the principal terms of the transaction. These terms are not subject to change except upon mutual consent and will be incorporated into a definitive agreement. Any additional terms are subject to the execution of the definitive agreement. Under the terms of the letter of intent, any disagreements that arise with respect to such additional terms are subject to binding arbitration. As part of our partnership with Kirin, we have recently expanded our fully-integrated human antibody technology platform with the development of the KM-Mouse, a unique crossbred mouse which combines the traits of our HuMAb-Mouse with Kirin's TC Mouse, as the newest addition to our UltiMAb Human Antibody Development System.

   Aventis Behring. In April 1996, we announced a collaborative arrangement with Aventis Behring L.L.C. to jointly develop MDX-33, a humanized monoclonal antibody for the treatment of a variety of autoimmune hematological disorders. MDX-33 is designed for the treatment of ITP, an autoimmune condition in which patients' platelets are destroyed by their own immune systems. Conventional treatments include steroids, removal of the spleen and high doses of intravenous IgG. In a Phase II clinical study, administrations of MDX-33 appeared to substantially elevate platelet counts in patients treated with the highest dose. Further development is under evaluation.

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

   Biosite. In June 2000, we entered into an agreement with Biosite Incorporated aimed at accelerating drug research via Trans-Phage Technology/SM/. This high throughput method to create fully human antibodies combines the immunological power of our human antibody technology with the speed of Biosite's Omniclonal/TM/ phage display technology. Through this partnership, we believe that we and Biosite will be able to offer pharmaceutical and biotechnology companies access to large volumes of high-affinity, fully human antibodies to validate genomic targets and to identify promising drug candidates. Under the terms of the agreement, Biosite will receive research funding of $3 million per year over eight years from us, along with research fees and, if any products are generated through the partnership, milestone payments and royalties. Biosite may also receive diagnostic rights to targets identified through the partnership. We anticipate, as a result of this agreement, receiving payments from third-party partners, including milestone payments, royalties and reimbursement payments, that may partially offset the research funding being paid to Biosite.

   Sangamo. In January 2002, we entered into an agreement with Sangamo BioSciences, Inc. to create cell lines with the ability to express antibodies at enhanced levels, using Sangamo's zinc finger DNA binding protein gene regulation technology platform.

Our Human Antibody Technology

   Technology Platform. Our solution to making antibodies with fully human protein sequences is to use transgenic strains of mice in which mouse antibody gene expression is suppressed and effectively replaced with human antibody gene expression. Our human antibody technology includes (i) our HuMAb-Mouse technology, (ii) Kirin's TC Mouse technology, and (iii) the KM-Mouse technology, a crossbred mouse that combines the characteristics of our HuMAb-Mouse with Kirin's TC Mouse. In total these technologies constitute our UltiMAb Human Antibody Development System, and we believe they offer the broadest and most powerful set of human antibody technologies in the industry.

   Our HuMAb-Mouse Technology. In these transgenic mice, the mouse genes for creating antibodies have been inactivated and replaced by human antibody genes. Our HuMAb-Mouse transgenic strains contain key gene sequences from unrearranged human antibody genes that code for both the heavy and light chains of human antibodies. Because genes determine what proteins are made, our transgenic mice make human antibody proteins. We have thus created mice that have the ability to make fully human monoclonal antibodies. This result avoids the need to humanize murine monoclonal antibodies, and because the human genes in our HuMAb-Mouse are stable, they are passed on to offspring of the mice. Mice can, therefore, be bred indefinitely at relatively low cost and without additional genetic engineering. Our HuMAb-Mouse can generate fully human antibodies with affinities in the picomolar range, as high as 10/12. /

   Kirin's TC Mouse Technology. Through an exclusive partnership with the pharmaceutical division of Kirin Brewery Co., Ltd., we have access to the Kirin TC Mouse. Kirin has developed mice that contain complete sets of the variable and constant genes found in the corresponding natural human immunoglobulin loci. These mice are "transchromosomic," meaning that the mouse genes for creating antibodies have been inactivated and have been replaced by the human chromosomes containing all of the human antibody genes, including all heavy chain classes that encode all isotypes (IgG1-4, IgA1-2, IgD, IgM and IgE). The TC Mouse also has the ability to make fully human monoclonal antibodies. We have entered into a binding letter of intent to acquire access to this technology under which Kirin was granted certain rights to use our HuMAb technology and paid us an upfront fee of $12 million.

   The KM-Mouse. Together with our partner, Kirin, we have developed the KM-Mouse, a crossbred mouse that combines the characteristics of our HuMAb-Mouse with Kirin's TC Mouse that retains the capability to produce all human antibody isotypes with an immune response we believe previously unseen in any human antibody producing mouse system.

   Trans-Phage Technology. To enhance our ability to create products from genomics research, we have also coupled the UltiMAb Human Antibody Development System with Biosite's Omniclonal phage display technology. We believe the result of this combination, referred to as Trans-Phage Technology, is a high throughput method for generating large volumes of human antibody fragments, which can then be used to help "validate" new target opportunities, i.e., to determine which targets are most appropriate for therapeutic antibody development.

   The UltiMAb Advantage. Our unique technology platform constitutes what we believe to be the most complete technology solution available in the marketplace for generating fully human antibodies, and enables us to produce antibodies that we believe set the industry standard in that they are (i) 100% human, (ii) of a very high affinity, and (iii) can be produced and manufactured quickly and efficiently.

   We believe that our human antibody technologies offer the following advantages:

   . Fully Human Antibodies. Unlike humanization techniques, our UltiMAb Human Antibody Development System generates antibodies with 100% human protein sequences, which we believe will permit the development of products with a favorable safety profile. Additionally, fully human antibody-based products are likely to be eliminated less rapidly from the human body, potentially reducing the frequency and amount of dosing.

   . High Affinity Antibodies. Our human antibody technology takes advantage of the human body's natural affinity maturation process (whereby antibodies evolve over time to have higher affinity to targets), creating antibodies that can have affinities one hundred to one thousand times higher than the chimeric or humanized antibodies now approved for sale in the United States. Our high affinity antibodies have been generated against a wide range of target antigens, and antibody product candidates have been generated in as little as three to six months. Our human antibodies are produced without the need for any subsequent engineering to make them more human--a process that at times has proven to be challenging and time consuming. Thus, we reduce the risk that an antibody's structure and function will be altered between the time of the selection of the initial antibody and the time the final version of the antibody is placed into production.

   . Rapid Development Capabilities. By combining our technology for creating fully human antibodies with our in-house development and clinical supply manufacturing expertise, we believe that we can rapidly progress from immunizations to the clinic.

   . Diverse Selection of Antibodies Responding to Many Disease Targets. We believe that our technology has the potential to generate high affinity human antibodies of all isotypes and subclasses that recognize more antigen structures. In addition, we have been able to create large panels of monoclonal antibodies to many potentially medically relevant antigens. For a given antigen target, the ability to select a product candidate from a pool of multiple antibodies could be important in selecting the optimal antibody product for development.

   . Flexibility for Our Partners. Our human antibody technology can be used either in our laboratories or in the laboratories of our partners. This provides our partners with the flexibility to incorporate our technology into their research and development programs or to contract with us to produce the antibodies.

   . Certainty of Intellectual Property Rights. We are not aware of any licenses required to create fully human antibodies, using our UltiMAb technology platform, to a target owned by the user except under patents currently owned or licensed by us. In contrast, various entities hold patents that may cover the chimerization or humanization of monoclonal antibodies. In addition, several companies and academic institutions have developed phage libraries for the creation of monoclonal antibodies, and a number of companies and academic research centers have received patents that may apply to the creation of phage-derived monoclonal antibodies.

Our Research and Development of Human Antibodies

   Our product development efforts are supported by our experience in both generating and developing numerous human antibodies and in manufacturing clinical supply materials. We believe this experience, together with increased access to novel therapeutic targets, will allow us to rapidly generate and develop a large, diverse pipeline of fully human antibody products. We intend to develop some of these product candidates for our own account and some in collaboration with other companies, leveraging their respective research and development resources.

   Our antibody generation resources include highly trained teams of scientists in our Milpitas, California, Annandale, New Jersey and Bloomsbury, New Jersey research facilities, working with our UltiMAb Human Antibody Development System to generate antibodies for our own development and for our partners. These scientists are experienced in molecular biology, protein chemistry, animal biology, pharmacology, toxicology and process science/formulation. Other development resources include in-house medical professionals with product development expertise in oncology, rheumatology and immunology, and consulting arrangements with leading academic researchers.

   In addition to our experience in generating antibodies, we have considerable experience in clinical development and clinical supply antibody manufacturing. To facilitate the development and commercialization of antibody-based products for us and for our partners, we have assembled a team of experienced scientific, production and regulatory personnel. This team operates in Bloomsbury, New Jersey and in our clinical trial manufacturing facility in Annandale, New Jersey, which has a capacity of up to approximately 10 kilograms of monoclonal antibody production per year.

   We are increasing our access to novel therapeutic targets by establishing collaborations with leading companies that have expertise in genomics and/or proteomics. We are collaborating with companies that have identified potential therapeutic targets or have created platforms for the identification of such targets. We actively seek opportunities to in-license and/or acquire such targets and intend to develop novel therapeutic products by producing fully human antibodies that interact with such targets. We expect to enter into additional collaborations in the future. Along with our collaborative partners, we plan to share equally all costs of clinical development and will share equally in the revenues, expenses and any potential profits associated with the products that are sold commercially. We believe this allows us to participate in the research and development of substantially more potential candidates than we could develop on our own if we bore the entire cost of development.

Research, Development and Manufacturing Facilities

   We lease approximately 45,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey, where we manufacture antibody products for use in clinical development and clinical trials conducted by us and by certain of our partners. Our Annandale facility currently has a capacity of up to approximately 10 kilograms of monoclonal antibody production per year and operates in all material respects in accordance with current Good Manufacturing Practices, or cGMP, regulatory requirements. Although we believe that our existing facility in Annandale is adequate for the production of materials for clinical trials of our products and for providing the support we offer to our partners in connection with our human antibody technology, we are implementing a strategy that contemplates increased developmental capacity and large-scale clinical production.

   In November 2000, we acquired our Milpitas, California facility for approximately $14,600. This property is approximately 57,000 square feet and currently contains an animal facility to house our HuMAb-Mice, as well as research and development laboratories and office space. We had previously leased this facility. During 2001, we renovated this facility and expect to expand this facility in 2002.

   In early 2001, we purchased a facility and adjacent land in Bloomsbury, New Jersey. The Bloomsbury facility is situated on approximately 106 acres of land and currently contains space for approximately 165,000 square feet of laboratory and office space. We completed an initial expansion of our New Jersey research and development laboratory facilities in Bloomsbury in May 2001 and currently use 75,000 square feet of laboratory and office space. We are currently contemplating a strategy to expand our manufacturing capabilities. As part of this expansion plan, we may contract with third-party manufacturers or may develop products with partners, utilizing their manufacturing capabilities. We do not currently have the capability to manufacture our products under development in large commercial quantities and have no experience in commercial-scale manufacturing.

Our Cross License Agreement With Abgenix

   In 1994, prior to our acquisition of GenPharm International, Inc., Abgenix, Inc. and related entities brought a lawsuit against GenPharm relating to intellectual property issues involved in creating transgenic mice capable of generating fully human antibodies. GenPharm filed counterclaims, and the litigation was settled in March 1997 upon the execution of a patent cross-license and settlement agreement. Under the terms of this agreement, GenPharm granted a license, on a non-exclusive basis, to certain patents, patent applications, third party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies. In exchange for this license, GenPharm received payments in 1997, and after our acquisition of GenPharm we received payments, including interest, from Abgenix and its related parties, which totaled approximately $38.6 million. Neither Abgenix nor any of its related entities have any further payment obligations to us under the agreement. Neither we nor GenPharm were required to make any payments to Abgenix or any related entity under the terms of the agreement. The agreement also provides us with a non-exclusive license to certain intellectual property held by Abgenix.

Intellectual Property

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

   Currently, we hold a total of 48 issued patents and allowed patent applications in the United States, and 170 issued patents in foreign countries with respect to our technology and products.

   Of these, 12 of our issued patents and allowed patent applications in the United States and 20 of our issued patents in foreign countries, including European countries, Japan, Korea, Canada and Australia, among others, cover various aspects of our HuMAb-Mouse technology and products. These patents, almost all of which are in the same patent family, cover the transgene, the transgenic mouse, methods of obtaining high affinity antibodies, and composition of matter claims for high affinity antibodies, among others. These patents have expiration dates beginning in 2011. We also have more than 55 related pending U.S. and foreign patent applications covering various aspects of our HuMAb-Mouse technology and products. These include patent applications covering several of our particular human antibody product candidates, such as our anti-PSMA and anti-CTLA-4 product candidates.

   Additionally, we hold exclusive and non-exclusive licenses to various pertinent technologies relating to our HuMAb-Mouse technology. For example, these technologies include microinjection of transgene DNA, homologous recombination, chromosome transfer, yeast artificial chromosome transgene technology and other relevant technologies. We also hold an exclusive license from The University of California covering aspects of our anti-CTLA-4 human monoclonal antibody product candidate and from medac covering certain aspects of our CD30 human antibody product candidate. We hold a co-exclusive license from Northwest Biotechnology covering aspects of our PSMA human antibody product candidate.

   In addition to patent coverage for our HuMAb-Mouse technology, 36 of our patents and allowed patent applications in the United States and 150 of our patents in foreign countries, including European countries, Japan, Korea, Canada and Australia among others, cover aspects of our bispecific molecule technology and bispecific products. These patents have expiration dates from 2007-2018. In addition, we have more than 77 pending United States and foreign patent applications also covering aspects of our bispecific molecule technology and bispecific products. In particular, we hold United States and European patents covering our trigger antibody, which binds to the human CD64 molecule, as well as bispecific molecules, which incorporate the trigger antibody. We also hold exclusive and non-exclusive licenses to technologies owned by third parties relating to certain aspects of our bispecific and human monoclonal antibody technologies. For example, we hold a license from Chiron Corporation for its anti-HER-2/neu antibody used in the production of IDM-1, a bispecific antibody directed against the HER-2/neu receptor. We also hold a license from Polaroid Corporation covering the proprietary linking technology employed in many of our bispecific products.

   We own registrations for the trademark Medarex(R) in the United States, the European Union and Canada, and the marks Putting the Immune System to Work(R) and HuMAb-Mouse(R) in the United States. We have also filed applications for the registration of the latter two marks in the European Union and Canada. We have filed applications for registration of the marks GenPharm(TM), T-12 Development/SM, Trans-Phage TechnologySM, KM-Mouse(TM), UltiMAb(TM) and UltiMAb Human Antibody Development SystemSM in the United States and the mark Medarex(TM) in Australia. These applications are pending. /

Regulatory Issues

   General. The production, distribution and marketing of products employing our technology, and our research and development activities, are subject to extensive governmental regulation in the United States and in other countries. In the United States, our products are regulated both as drugs and as biological products, and are subject to the Federal Food, Drug, and Cosmetic Act, as amended, the Public Health Service Act, also as amended, and the regulations promulgated under these statutes, as well as to other federal, state, and local statutes and regulations. These laws govern the clinical and non-clinical testing, manufacture, safety, effectiveness, approval, labeling, distribution, import, export, storage, record keeping, reporting, advertising and promotion of our products. Product development and approval within this regulatory framework, if successful, will take many years and involve the expenditure of substantial resources. Violations of regulatory requirements at any stage may result in various adverse consequences, including FDA's delay in approving or refusal to approve a product. Violations of regulatory requirements also may result in enforcement actions including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties.

   The following paragraphs provide further information on certain legal and regulatory issues with a particular potential to affect our operations or the future marketing of products employing our technology.

   Research, Development, and Product Approval Process. Research generally refers to the discovery or identification of potential product candidates, initial work on new applications of technology and other associated discovery work. Development generally involves the further evaluation of biological functions, testing in pre-clinical models, improvement of laboratory scale production methods, and the performance of other work necessary to optimize product performance prior to the commencement of clinical testing in humans.

   The research, development, and approval process in the United States is intensive and rigorous, and generally takes many years. The typical process required by the FDA before a therapeutic drug or biological product may be marketed in the United States includes:

   .   preclinical laboratory and animal tests and analysis;

   . submission to the FDA of an application for an Investigational New Drug Application, or IND, which must become effective before human clinical trials may commence;

   . preliminary human clinical studies to evaluate the drug or biologic and its manner of use;

   . adequate and well-controlled human clinical trials to establish (i) for a drug, whether it is safe and effective for its intended uses, and (ii) for a biological product, whether it is also pure and potent;

   . FDA review of whether the facility in which the drug or biologic is manufactured, processed, packed or held meets standards designed to assure the product's continued quality; and

   . submission of an appropriate product application to the FDA, and approval of the application by the FDA.

   During preclinical testing, studies are performed with respect to the chemical and physical properties of candidate formulations. Biological testing is typically done in animal models to demonstrate the activity of the compound against the targeted disease or condition and to assess the apparent effects of the new product candidate on various organ systems, as well as its relative therapeutic effectiveness and safety. An IND must be submitted to the FDA and become effective before studies in humans may commence.

   Clinical trial programs in humans generally follow a three-phase process. Typically, Phase I studies are conducted in small numbers of healthy volunteers or, on occasion, in patients afflicted with the target disease, to determine the metabolic and pharmacological action of the product candidate in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. In Phase II, studies are generally conducted in larger groups of patients having the target disease or condition in order to validate the clinical endpoint, and to obtain preliminary data on the effectiveness of the product candidate and optimal dosing. This phase also helps determine further the safety profile of the product candidate. In Phase III, large-scale clinical trials are generally conducted in hundreds of patients having the target disease or condition to provide sufficient data for the statistical proof of effectiveness and safety of the product candidate as required by United States and foreign regulatory agencies.

   In the case of products for cancer and certain other life-threatening diseases, the initial human testing may be done in patients with the disease rather than in healthy volunteers. Because these patients are already afflicted with the target disease or condition, it is possible that such studies will provide results traditionally obtained in Phase II studies. These studies are often referred to as "Phase I/II" studies. Notwithstanding the foregoing, even if patients are used in initial human testing and a Phase I/II study carried out, the sponsor is still responsible for obtaining all the data usually obtained in both Phase I and Phase II studies.

   United States law requires that studies conducted to support approval for product marketing be "adequate and well controlled." In general, this means that either a placebo or a product already approved for the treatment of the disease or condition under study must be used as a reference control. Studies must also be conducted in compliance with good clinical practice, or GCP, requirements.

   The clinical trial process can take three to ten years or more to complete, and there can be no assurance that the data collected will be in compliance with GCP regulations, will demonstrate that the product is safe or effective, or, in the case of a biologic product, pure and potent as well, or will provide sufficient data to support FDA approval of the product. The FDA may place clinical trials on hold at any point in this process if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk. Trials may also be terminated by institutional review boards, who must review and approve all research involving human subjects. Side effect or adverse events that are reported during clinical trials can delay, impede, or prevent marketing authorization. Similarly, adverse events that are reported after marketing authorization can result in additional limitations being placed on a product's use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing authorization, can result in product liability claims against the Company.

   During the course of, and following the completion of clinical trials, the data are analyzed to determine whether the trials successfully demonstrated safety and effectiveness, and whether a product approval application may be submitted. In the United States, if the product is regulated as a drug, the FDA Center for Drug Evaluation and Research, or CDER, will require the submission and approval of a New Drug Application, or NDA, before commercial marketing may begin. If the product is regulated as a biologic, such as antibodies, the FDA Center for Biologics Evaluation and Research, or CBER, will require the submission and approval of a Biologic License Application, or BLA, before commercial marketing may begin. The NDA or BLA must include a substantial amount of data and other information concerning the safety and effectiveness (and, in the case of a biologic, purity or potency) of the compound from laboratory, animal and clinical testing, as well as data and information on manufacturing, product stability, and proposed product labeling.

   Each domestic and foreign biopharmaceutical manufacturing establishment, including any contract manufacturers we may decide to use, must be listed in the NDA or BLA and must be registered with the FDA. The application will not be approved until the FDA conducts a manufacturing inspection, approves the applicable manufacturing process for the drug or biological product, and determines that the facility is in compliance with current good manufacturing practice, or cGMP, requirements. If the manufacturing facilities and processes fail to pass the FDA inspection, we will not receive approval to market these products.

   Under the Prescription Drug User Fee Act, as amended, the FDA receives fees for reviewing a BLA or NDA and supplements thereto, as well as annual fees for commercial manufacturing establishments and for approved products. These fees can be significant. The NDA or BLA review fee alone can exceed $270,000, although certain deferrals, waivers and reductions may be available. Even when user fees are significant, they do not generally constitute a major expense relative to the overall cost associated with product development and regulatory approval. The user fee law is set to expire in 2002, and may or may not be reauthorized or changed in material ways.

   Under applicable laws and FDA regulations, each NDA or BLA submitted for FDA approval is usually reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application. If deemed complete, the FDA will "file" the NDA or BLA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA or BLA that it deems incomplete or not properly reviewable. If the FDA refuses to file an application, the FDA will retain 25% percent of the user fee as a penalty. The FDA has established performance goals for the review of NDAs and BLAs -- six months for priority applications and ten months for regular applications. However, the FDA is not legally required to complete its review within these periods. Moreover, the outcome of the review, even if generally favorable, typically is not an actual approval but an "action letter" that describes additional work that must be done before the application can be approved. The FDA's review of an application may involve review and recommendations by an independent FDA advisory committee. Even if the FDA approves a product, it may limit the approved therapeutic uses for the product as described in the product labeling, require that warning statements be included in the product labeling, require that additional studies be conducted following approval as a condition of the approval, or otherwise limit the scope of any approval.

   Significant legal and regulatory requirements also apply after FDA approval to market under an NDA or BLA. These include, among other things, requirements related to adverse event and other reporting, product advertising and promotion, and ongoing adherence to cGMPs, as well as the need to submit appropriate new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. The FDA also enforces the requirements of the Prescription Drug Marketing Act, or PDMA, which, among other things, imposes various requirements in connection with the distribution of product samples to physicians.

   Overall research, development and approval times depend on a number of factors, including the period of review at the FDA, the number of questions posed by the FDA during review, how long it takes to respond to the FDA questions, the severity or life-threatening nature of the disease in question, the availability of alternative treatments, the availability of clinical investigators and eligible patients, the rate of enrollment of patients in clinical trials and the risks and benefits demonstrated in the clinical trials.

   Currently, a number of products employing our antibody technology have entered into clinical trials. MDX-33 has undergone a Phase II clinical study for idiopathic thrombocytopenia purpura. We are conducting Phase I/II clinical trials of MDX-010 for the treatment of prostate cancer, malignant melanoma and two melanoma vaccines. A Phase I clinical trial of MDX-44 for the treatment of atopic dermatitis was completed in 2001. IDM-1, which is being developed by IDM, has entered into Phase III clinical trials for the treatment of ovarian cancer. HuMax-CD4, which is being developed by Genmab, has entered into Phase III and Phase II clinical trials for the treatment of rheumatoid arthritis and Phase II trials for the treatment of psoriasis. HuMax-IL15, also being developed by Genmab, has entered into Phase I/II clinical trials for the treatment of rheumatoid arthritis. Centocor is developing an antibody product for the treatment of inflammation that is in Phase I clinical trials. No products employing our human antibody technology have been approved by the FDA for sale.

   Treatment IND Status. Treatment INDs are used to make new drugs and biologic products available to desperately ill patients as early in the drug development process as possible, before general marketing is approved and begins. The FDA may allow an investigational drug to be used under a treatment IND if there is preliminary evidence of the drug's efficacy and the drug is intended to treat a serious or life-threatening disease for which no comparable or satisfactory alternative therapy exists. We or our collaborative partners may be able to recover some of the costs of production, manufacture, research, development and handling prior to market approval if patients are allowed to be charged for the product used in such studies. There are specific conditions that must be met before a sponsor may charge for an investigational product, including notifying the FDA in writing in advance. The FDA may notify the sponsor that it is not authorized to charge for the product.

   Drugs and Biologics for Serious or Life-Threatening Illnesses. The Federal Food, Drug and Cosmetic Act, as amended, and FDA regulations provide certain mechanisms for the accelerated "Fast Track" approval of products intended to treat serious or life-threatening illnesses which have been studied for safety and effectiveness and which demonstrate the potential to address unmet medical needs. The procedures permit early consultation and commitment from the FDA regarding the preclinical and clinical studies necessary to gain marketing approval. Provisions of this regulatory framework also permit, in certain cases, NDAs or BLAs to be approved on the basis of valid surrogate markers of product effectiveness, thus accelerating the normal approval process. Certain products employing our human antibody technology might qualify for this accelerated regulatory procedure. However, we cannot make assurances that the FDA will agree, and, even if the FDA agrees that these products qualify for accelerated approval procedures, FDA may deny approval of our drugs or may require that additional studies be required before approval. The FDA may also require us to perform post-approval, or Phase IV, studies as a condition of such early approval. In addition, the FDA may impose restrictions on distribution and/or promotion in connection with any accelerated approval, and may withdraw approval if post-approval studies do not confirm the intended clinical benefit or safety of the product.

   Other U.S. Regulatory Requirements.

   In the United States, the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, also as amended, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

   Moreover, we are now, and may become subject to, additional federal, state and local laws, regulations and policies relating to safe working conditions, laboratory practices, the experimental use of animals, and/or the use, storage, handling, transportation and disposal of human tissue, waste and hazardous substances, including radioactive and toxic materials and infectious disease agents used in conjunction with our research work.

   Foreign Regulatory Requirements. We and our collaborative partners are subject to widely varying foreign regulations, which may be quite different from those of the FDA, governing clinical trials, product registration and approval, and pharmaceutical sales. Whether or not FDA approval has been obtained, we must obtain a separate approval for a product by the comparable regulatory authorities of foreign countries prior to the commencement of product marketing in these countries. In certain countries, regulatory authorities also establish pricing and reimbursement criteria. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. In addition, under current United States law, there are significant restrictions on the export of products not approved by the FDA, depending on the country involved and the status of the product in that country. We intend, to the extent possible, to rely on foreign licensees to obtain regulatory approval for marketing products employing our technology in foreign countries.

Competition

   We face competition in several different forms. Our human antibody development activities currently face competition from several competitors and from other technologies. In addition, the actual products being developed by us or by our collaborators also face actual and potential competition.

   We face competition from many companies that provide the services of generating antibody-based therapeutics. One competitor with respect to our human antibody technology is Abgenix. As a result of the cross licensing agreement with GenPharm, Abgenix offers to potential partners the use of its transgenic mouse known as XenoMouse(TM), that, according to Abgenix, is capable of generating fully human monoclonal antibodies. In addition, we have entered into agreements with each of Kirin and Genmab, respectively, which grant these companies licenses to our proprietary technology platform, enabling them to compete with us in offering antibody generation and development services in certain markets. Certain of our licensing partners also could compete with us with respect to the development of certain antibodies. Other companies are also developing, or have developed technologies for generating human or partially human antibodies. For example, Xenerex Biosciences (a subsidiary of Avanir Pharmaceuticals) and XTL Biopharmaceuticals Ltd. have developed technology that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies. Several companies are developing, or have developed, technologies, not involving animal immunization, that result in synthetic antibodies comprising human antibody sequences. For example, phage and yeast display technology is being used by companies such as Abbott Laboratories, Inc., Cambridge Antibody Technology Group plc (or CAT), Dyax Corp. and MorphoSys AG to develop therapeutic products comprising human antibody sequences. Companies such as Johnson & Johnson, Medimmune, Inc., Immunex Corporation, IDEC Pharmaceuticals Corporation, Novartis, Genentech, Inc., Protein Design Labs, Inc. and Wyeth have generated therapeutic products derived from recombinant DNA that comprise human antibody components that are currently being marketed. Numerous additional companies are developing therapeutic products comprising human antibody components.

   We are aware of several pharmaceutical and biotechnology companies which are actively engaged in research and development in areas related to antibody therapy, that have commenced clinical trials of antibody products or have successfully commercialized antibody products. Some of these companies, such as ImClone Systems Incorporated, Johnson & Johnson, American Home Products, Immunex, Abbott Laboratories, Cell Tech Group plc, IDEC Pharmaceuticals, Abgenix, CAT, MorphoSys AG, Tanox, Inc., Genentech and Protein Design Labs, are addressing diseases and disease indications that are being targeted by us and our partners. Many of these companies and institutions, either alone or together with their partners, have substantially greater financial resources and larger research and development divisions than we have. In addition, many of these competitors, either alone or together with their partners, have substantially greater experience than us in developing products, undertaking preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals of products and manufacturing and marketing products. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or EU approval or commercializing products more rapidly than us.

   Other technologies can also be applied to the treatment of the diseases that we or our corporate partners are pursuing. For example, immunoconjugates--monoclonal antibodies linked to toxins or radioactive isotypes--are being developed by others. In addition, the application of recombinant DNA technology to develop potential products consisting of proteins (such as growth factors, hormones, enzymes, receptor fragments and fusion proteins, or cytokines) that do not occur normally in the body, or occur only in small amounts, has been underway for some time. Included in this group are interleukins such as IL-2 and IL-11, interferons alpha, beta and gamma, colony stimulating factors such as G-CSF and GM-CSF, clotting factors, growth hormones, erythropoeitin, DNAse, tPA, glucocerebrosidase, PDGF, and a number of other biological response modifiers. Continuing development of conventional new chemical entities and other drugs by large pharmaceutical companies also carries with it the potential for discovery of agents for treating disease indications targeted by drugs that we or our partners are developing.

   The development of biotechnology and pharmaceutical products is a highly competitive business subject to rapid technological change. We know of many pharmaceutical and biotechnology companies conducting research or development on monoclonal antibodies and related fields. Some of these companies have commenced clinical trials or have successfully commercialized antibody products. Some of these companies are also pursuing product development efforts for the same disease areas as we or our partners are pursuing.

Marketing

   Our potential products may be marketed and sold in several possible ways, depending on the product, including: solely by us, jointly by us and our collaborative partners, or solely by our licensing partners. We believe that a small sales force could successfully introduce and detail certain of our potential products that have concentrated marketplaces. Currently, we have no such sales force. We may develop our own internal sales force for these products if they proceed to commercialization.

   We acknowledge that the successful marketing of some of our potential products is beyond the capabilities of all but the largest pharmaceutical organizations. For this reason, we, along with our collaborative partners may license to major pharmaceutical companies individual products serving very large markets or those that will be widely distributed geographically, if the products are approved by the FDA.

Employees

   As of December 31, 2001, we employed 297 persons, of whom 96 hold advanced degrees. Approximately 239 employees are engaged in research and development activities. There are 58 employees involved in business development, legal, finance and other administrative functions. None of our employees is covered by a collective bargaining agreement. We have entered into employment contracts and consulting agreements with certain of our executive officers and directors.

   Our success will depend in large part upon our ability to attract and retain employees. We face competition for employees from other companies, research and academic institutions, government agencies and other organizations. We believe we maintain good relations with our employees.

                                 RISK FACTORS

   This Annual Report contains forward-looking statements within the meaning of Sections 27A and 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. Forward-looking statements include, without limitation, statements in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Annual Report regarding, among other things, uncertainties relating to our technology; history of operating losses and anticipation of future losses; uncertainty of product development; need for additional capital and uncertainty of change; uncertainty of patent and proprietary rights; management of growth, and risks of acquiring new technologies; uncertainties related to clinical trials; government regulation and uncertainty of obtaining regulatory approval; dependence on key personnel; dependence on research collaborators and scientific advisors; uncertainty of health care reform measures and third-party reimbursement and risk of product liability. All forward-looking statements included in this Annual Report are based on information available to us, as of the date hereof, and we do not assume any obligation to update any such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in "Risk Factors" below. Accordingly, in addition to the other information in this Annual Report, the following factors should be considered carefully. References to our products, business, financial results or financial condition should be considered to refer to us and our subsidiaries unless the context otherwise requires.

Our product candidates are in early stages of development.

   Our human antibody technology is a new approach to the generation of antibody-based therapeutic products. Product candidates employing our human antibody technology are in early stages of development. Only a limited number of fully human antibody product candidates employing our human antibody technology have been generated pursuant to our collaborations. INDs have been submitted to the FDA for only a subset of these candidates, and clinical trials have not yet commenced for all of these candidates. Only one of these product candidates has reached the Phase III clinical trial stage. In addition, we are not aware of any commercialized fully human monoclonal antibody therapeutic products that have been generated from any technologies similar to ours. Product candidates employing our human antibody technology may not advance beyond the early stages of product development or demonstrate clinical safety and effectiveness.

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

   We have entered into corporate partnerships with a number of companies and are seeking additional alliances that will support the costs of developing our portfolio of antibody-based product candidates. The success of these products is dependent upon the efforts of our corporate partners in developing these products in the future. Neither we nor our corporate partners know if any of these products will be effective.

Successful development of our products is uncertain.

   Our development of current and future product candidates is subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

   .   delays in product development, clinical testing or manufacturing;

   . unplanned expenditures in product development, clinical testing or manufacturing;

   .   failure in clinical trials or failure to receive regulatory approvals;

   .   emergence of superior or equivalent products;

   . inability to manufacture on our own, or through others, product candidates on a commercial scale;

   .   inability to market products due to third-party proprietary rights;

   .   election by our collaborative partners not to pursue product development;

   .   failure by our collaborative partners to develop products successfully;
       and

   .   failure to achieve market acceptance.

   Because of these risks, our research and development efforts or those of our licensing partners may not result in any commercially viable products. To date, our licensing partners' right to obtain a commercial product license has been exercised for only 19 product candidates. If a significant portion of these development efforts is not successfully completed, required regulatory approvals are not obtained or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

   Because we and our collaborative partners have not begun commercial sales of our products, our revenue and profit potential are unproven and our limited operating history makes it difficult for an investor to evaluate our business and prospects. Our technology may not result in any meaningful benefits to our current or potential collaborative partners. Further, due to our limited operating history, we have difficulty accurately forecasting our revenue. Our business and prospects should be considered in light of the heightened risks and unexpected expenses and problems we may face as a company in an early stage of development in a new and rapidly-evolving industry.

We have incurred large operating losses and these losses may continue.

   We have incurred large operating losses and these losses may continue. In particular, as of December 31, 2001, we had an accumulated deficit of approximately $125.8 million. Our losses have resulted principally from:

   . research and development costs relating to the development of our technology and antibody product candidates;

   . costs associated with the establishment of our new laboratory and manufacturing facilities and manufacturing of products; and

   .   general and administrative costs relating to our operations.

   We intend to continue to make significant investments in:

   .   research and development;

   .   preclinical testing and clinical trials;

   .   establishing new collaborations;

   .   investing in new technologies; and

   .   expanding of our manufacturing and production capabilities.

   We do not know when or if we or our partners will complete any pending or future product development efforts, receive regulatory approval or successfully commercialize any approved products. We may continue to incur substantial operating losses even if our revenues increase. As a result, we cannot predict the extent of future losses or the time required for us to achieve profitability, if at all.

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

   .   changes in regulatory requirements for clinical trials;

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

   It is possible that in some future periods, our operating results may be below expectations of analysts and investors. If this happens, the price of our common stock may decrease.

Clinical trials required for our product candidates are expensive and time-consuming and their outcome is uncertain.

   The testing of product candidates employing our human antibody technology must demonstrate that they are safe and effective for use in humans through preclinical testing and clinical trials in order to be approved for commercial sale. For biological products, safety, purity and potency must also be demonstrated. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. Moreover, we will continue to be subject to the preclinical testing and clinical trials of certain product candidates conducted by our licensees and collaborative partners over which we have no control. The commencement and rate of completion of clinical trials may be delayed by many factors, including:

   . the inability to manufacture sufficient quantities of qualified cGMP materials for use in clinical trials;

   .   slower than expected rates of patient recruitment;

   .   the inability to adequately observe patients after treatment;

   .   changes in regulatory requirements for clinical trials;

   .   the lack of effectiveness during the clinical trials;

   .   unforeseen safety issues; and

   .   government or regulatory delays.

   Even if we obtain positive results from preclinical or clinical trials, we may not achieve the same success in future trials. Clinical trials may not demonstrate statistically sufficient safety and effectiveness to obtain the requisite regulatory approvals for product candidates employing our human antibody technology. The failure of clinical trials to demonstrate safety and effectiveness for our desired indications could harm the development of that product candidate as well as other product candidates, and our business and results of operations will suffer.

Success in early clinical trials may not be indicative of results obtained in later trials.

   Results of our early clinical trials and those of our partners' using our human antibody technology are based on a limited number of patients and may, upon review, be revised or negated by authorities or by later stage clinical results. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and effectiveness data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

Product candidates employing our antibody technology may fail to gain market acceptance.

   Even if clinical trials demonstrate the safety and efficacy of products developed by us or our corporate partners using our technology and all regulatory approvals have been obtained, product candidates employing our antibody technology may not gain market acceptance among physicians, patients, third-party payors and the medical community. For example, the current delivery systems for antibody-based therapeutic products are intravenous and subcutaneous injection, which are generally less well received by patients than tablets or capsule delivery. The degree of market acceptance of any product candidates employing our technology will depend on a number of factors, including:

   . establishment and demonstration of clinical efficacy, potency and safety, especially as compared to conventional treatments;

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

   Sales of pharmaceutical products largely depend on the reimbursement of patients' medical expenses by government health care programs and private health insurers. Without the financial support of the governments or third-party payors, the market for products employing our human antibody technology will be limited. These third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products. Such studies may require us to provide a significant amount of resources. Our project candidates may not be considered cost-effective. Third-party payors may not reimburse sales of products employing our human antibody technology, or enable us or our corporate partners to sell them at profitable prices.

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

   We are in the early stages of planning the expansion our own manufacturing of additional products for our clinical trials and products for commercial sale, in compliance with cGMPs. Construction schedules for a commercial-scale manufacturing facility may take longer than expected, and the planned and actual construction costs of building and qualifying the facility for regulatory compliance may be higher than expected. The process of manufacturing antibody products is complex. We have no experience in the commercial-scale manufacturing of any antibody products. It may take a substantial period of time to begin producing antibodies in compliance with FDA and other regulations governing the facility and the manufacturing process. Our manufacturing operations will be subject to ongoing, periodic scheduled and unannounced inspections by the FDA and state agencies to ensure compliance with cGMP and other regulations. If we are unable to establish and maintain a manufacturing facility or secure third party manufacturing capacity within our planned time and cost parameters, the development and sales of our products and our financial performance may be materially harmed.

   We may also encounter problems with the following:

   .   production yields;

   .   quality control and assurance;

   .   shortages of qualified personnel;

   .   compliance with FDA regulations;

   .   production costs; and

   .   development of advanced manufacturing techniques and process controls.

   We are aware of only a limited number of companies on a worldwide basis that operate manufacturing facilities in which our product candidates can be manufactured under cGMP regulations, a requirement for all pharmaceutical products. It would take a substantial period of time for a contract facility that has not been producing antibodies to begin producing antibodies under cGMP regulations. We cannot make assurances that we will be able to contract with any of these companies on acceptable terms or in a timely manner, if at all.

   In addition, we and any third-party manufacturer will be required to register manufacturing facilities with the FDA and other regulatory authorities. The facilities will be subject to inspections confirming compliance with cGMP or other regulations. If we or any of our third-party manufacturers fail to maintain regulatory compliance, our business, financial condition and results of operations may be materially harmed and the FDA can impose regulatory sanctions.

We have no sales or marketing experience.

   We currently have no sales, marketing or distribution capabilities. We may need to enter into arrangements with third parties to market and sell certain of our products. We may not be able to enter into marketing and sales arrangements with others on acceptable terms, if at all. To the extent that we enter into marketing and sales arrangements with other companies, our revenues, if any, will depend on the efforts of others. These efforts may not be successful. We may choose to market some of our products directly through a sales and marketing force. In order to do this, we will have to develop a sales and marketing staff and establish distribution capability. Developing a sales and marketing force would be expensive and time-consuming and could delay any product launch. If we choose to market any of our products directly but are unable to successfully implement a marketing and sales force, our business and operating results will be harmed.

We are, in part, dependent on our collaborative and licensing partners to support our business and to develop products employing our human antibody technology.

   We depend on our collaborative and licensing partners to support our business and to develop products employing our antibody technology. We currently, or in the future may, rely on our collaborative and licensing partners to:

   .   access proprietary antigens for the development of product candidates;

   .   access skills and information that we do not possess;

   .   fund our research and development activities;

   .   manufacture products;

   .   fund and conduct preclinical testing and clinical trials;

   .   seek and obtain regulatory approvals for product candidates; and

   .   commercialize and market future products.

   Our dependence on our collaborative and licensing partners subjects us to a number of risks, including:

   . our collaborative and licensing partners have significant discretion whether to pursue planned activities;

   . we cannot control the quantity and nature of the resources our collaborative and licensing partners may devote to product candidates;

   . our collaborators may not develop products employing our antibody technology as expected; and

   . business combinations or significant changes in a collaborative and licensing partner's business strategy may adversely affect that partner's willingness or ability to continue to pursue these product candidates.

   If we do not realize the contemplated benefits from our collaborators, our business will suffer.

Our existing collaborative and licensing partnerships may not be completed or may be terminated, and we may not be able to establish additional collaborative or licensing partnerships.

   We have entered into binding letters of intent or memoranda of understanding with Eos Biotechnology, Genmab, Kirin, Immusol, Athersys and Regeneron. These binding letters of intent or memoranda of understanding include the principal terms of these transactions, which will be incorporated into definitive agreements. By their terms, these letters of intent and memoranda of understanding will remain in full force and effect and the parties will operate in accordance with their terms until such time as definitive agreements are executed. If we are unable to agree on the terms of a definitive agreement with respect to one or more of these partners, our business may be harmed.

   Our partners generally have the right to terminate our partnerships at any time. Lengthy negotiations with potential new partners or disagreements between us and our partners may lead to delays or termination in the research, development or commercialization of product candidates. If we are not able to establish additional collaboration or licensing partnerships on terms that are favorable to us or if a significant number of our existing corporate partnerships are terminated and we cannot replace them, we may be required to increase our internal product development and commercialization efforts. This would likely:

   . limit the number of product candidates that we will be able to develop and commercialize;

   .   significantly increase our need for capital; and

   .   place additional strain on management's time.

   Any of the above may harm our business.

Our goals and/or strategy may conflict with those of our collaborative or licensing partners.

   We may have goals and/or strategies that may conflict with those of our partners that could adversely affect our business. For example, our collaborative or licensing partners may pursue alternative technologies, including those of our competitors. Disputes may arise with respect to the ownership of rights to any technology or products developed with any licensing or collaborative partner. If our partners pursue alternative technologies or fail to develop or commercialize successfully any product candidate to which they have obtained rights from us, our business will suffer.

We have a significant minority interest in two entities. There may be conflicts of interest between us and these entities.

   We currently have an equity interest of approximately 33% in Genmab, which intends to develop and commercialize a portfolio of fully human antibodies derived from our human antibody technology. In addition, we have an equity position in IDM, of approximately 6%. In the event that we exercise certain warrants held by us to purchase convertible or redeemable bonds of IDM and such bonds are converted or redeemed, our equity position in IDM would be approximately 29%, based on the shares currently outstanding. These warrants are exercisable between September 2002 and September 2010, and such bonds may be converted or redeemed within six months of such exercise. Each of IDM and Genmab intends to develop and commercialize a portfolio of antibody-based products.

   Due to the size of our interest in Genmab, we are currently required to account for our equity interest in Genmab under the equity method of accounting, which provides that we must include a portion of Genmab's profits and losses equal to our percentage equity interest in Genmab in our financial statements. For the years ended December 31, 1999, 2000 and 2001, our portion of Genmab's losses were $0, $353,000 and $7,334,000 respectively. Genmab has stated that it anticipates that it will incur substantial losses as it expands its research and product development efforts. As Genmab's losses continue to increase, the aggregate amount of such losses we must include in our financial statements will also increase.

We are dependent on our key personnel.

   We are highly dependent on the members of our scientific and management staff. If we are not able to retain any of these persons, our business may suffer. In particular, we depend on the services of Donald L. Drakeman, our President and Chief Executive Officer, and Nils Lonberg, Ph.D., Senior Vice President and Scientific Director. For us to pursue product development, marketing and commercialization plans, we will need to hire additional qualified scientific personnel to perform research and development. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms, given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. If we are not able to attract and retain qualified personnel, our business will suffer.

We depend on patents and proprietary rights.

   Our success depends in part on our ability to:

   .   protect trade secrets;

   .   operate without infringing upon the proprietary rights of others; and

   .   apply for, obtain, protect and enforce patents.

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

   Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. In the event that our technologies may infringe on the patents or violate other proprietary rights of third parties, we and our corporate partners may be prevented from pursuing product development, manufacturing or commercialization. Such a result would harm our business.

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

   Moreover, other parties could have blocking patent rights to products made using HuMAb-Mouse technology, such as antibodies, and their production and uses, either because of a proprietary position covering the antibody or the antibody's target. For example, we are aware of certain United States and European patents held by third parties relating to particular targets for their human monoclonal antibodies, to human monoclonal antibodies against various targets and bispecific products, and the manufacture and use of such products. In particular, we are aware of certain United States and foreign patents owned by a third party that pertain to monoclonal antibodies against CTLA-4 and their uses. We are also aware of certain United States and foreign patents held by third parties relating to particular anti-CD4 antibodies, anti-EGFr antibodies, anti-PSMA antibodies, and anti-heparanase antibodies.

   We are also aware of a United States patent owned by Genentech relating to the production of recombinant antibodies in host cells. We currently produce certain of our products and our partners' products using recombinant antibodies from host cells and may choose to produce additional products in this manner. If any of our antibody products are produced in the manner claimed in this patent, then we may need to obtain a license, should one be available. If we are unable to obtain a license on commercially reasonable terms, we may be impaired from making recombinant antibodies using Genentech's techniques. In addition to the Genentech patent, we are also aware of certain United States patents held by third parties relating to antibody expression in particular types of host cells which may be relevant to our future manufacturing techniques.

   If our antibody products (or those antibody products of our partners using our human antibody technology) or their commercial use or production meet all of the requirements of any of the claims of the aforementioned patents, or patents which may issue from the aforementioned patent applications, then we or our partners may need a license to one or more of these patents. Further, we are aware of a number of other third party patent applications which, if granted, with claims as currently drafted, may cover our and our partners' current or planned activities. We seek to obtain licenses to such patents when, in our judgment, such licenses are needed. If any licenses are required, there can be no assurance that we will be able to obtain any such license on commercially favorable terms, if at all, and if these licenses are not obtained, we might be prevented from using certain of our technologies for the generation of our recombinant human antibody products. Our failure to obtain a license to any technology that we may require may have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that our products and/or actions in developing or selling its recombinant human antibody products will not infringe such patents.

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

   We are not the exclusive owner of the technology underlying the TC Mouse or the KM-Mouse. In December 1999, we entered into a binding letter of intent with Kirin. Under the terms of this letter of intent, Kirin was designated as the primary distributor of our HuMAb-Mouse technology in Asia, and we were designated as the primary distributor of Kirin's TC Mouse outside of Asia. However, Kirin has certain rights to distribute the TC Mouse and the crossbred mouse throughout the world. We have exchanged broad licenses with Kirin, subject to milestone and royalty payments, for use of each other's technology for the development of human antibody therapeutic products. The binding letter of intent with Kirin includes a license to certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of the TC Mouse and the KM-Mouse. Our business may suffer from the competition of Kirin.

We may face product liability claims related to the use or misuse of products employing our antibody technology.

   The administration of drugs to humans, in clinical trials or after commercialization, may expose us to product liability claims. Consumers, healthcare producers or persons selling products based on our technology may be able to bring claims against us based on the use of our products in clinical trials and the sale of products based on our technology. Product liability claims may be expensive to defend and may result in large judgments against us. In November 1998, we voluntarily suspended clinical trials for one of our products after some patients experienced serious adverse events, or SAEs. As a result of these SAEs, we have received a small number of claims, of which four have resulted in lawsuits being filed. All of these lawsuits have been settled for insubstantial amounts. We currently maintain liability insurance with specified coverage limits. Although we believe these coverage limits are adequate, we cannot be certain that the insurance policies will be sufficient to cover all claims that may be made against us. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms. Any claims against us, regardless of their merit, could harm our business, financial condition and results of operations.

We face intense competition and rapid technological change.

   The development of biotechnology and pharmaceutical products is a highly competitive business subject to significant and rapid technological change. We face competition in several different forms. First, our human antibody development activities currently face competition from several competitors and from other technologies. The actual products being developed by our collaborators or by us also face actual and potential competition. Developments by our competitors may render our human antibody technology obsolete or non-competitive.

   We are aware of several pharmaceutical and biotechnology companies which are actively engaged in research and development in areas related to antibody therapy. Some of these companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as we and our corporate partners. Also, we compete with companies that offer antibody generation services to companies that have antigens. These competitors have specific expertise or technology related to antibody development. We compete directly with Abgenix, with respect to the generation of fully human antibodies from transgenic mice. In addition, we have entered into agreements with each of Kirin and Genmab, respectively, which grant these companies licenses to our proprietary technology platform, enabling them to compete with us in offering antibody generation and development services in certain markets. Xenerex and XTL have developed technology that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies. Numerous additional companies are developing therapeutic products comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies that do not involve immunization of animals for creating synthetic antibodies comprising human antibody sequence. For example, phage and yeast display technology is being used by companies, such as Abbott Laboratories, CAT, Dyax, Genetastic, Inc. and MorphoSys to develop therapeutic products comprising human antibody sequences. Companies such as Johnson & Johnson, Medimmune, Immunex, Idec Pharmaceuticals, Novartis, Genentech, Protein Design Labs and Wyeth have generated therapeutic products derived from recombinant DNA that comprise human antibody components that are currently being marketed.

   Other technologies can also be applied to the treatment of the diseases that we or our corporate partners are pursuing. For example, immunoconjugates--monoclonal antibodies linked to toxins or radioactive isotypes--are being developed by others. In addition, the application of recombinant DNA technology to develop potential products consisting of proteins (such as growth factors, hormones, enzymes, receptor fragments and fusion proteins, or cytokines) that do not occur normally in the body, or occur only in small amounts, has been underway for some time. Included in this group are interleukins such as IL-2 and IL-11, interferons alpha, beta and gamma, colony stimulating factors such as G-CSF and GM-CSF, clotting factors, growth hormones, erythropoeitin, DNAse, tPA, glucocerebrosidase, PDGF, and a number of other biological response modifiers. Continuing development of conventional new chemical entities and other drugs by large pharmaceutical companies carries with it the potential for discovery of agents for treating disease indications also targeted by drugs that we or our partners are developing.

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

   We will continue to expend substantial resources for research and development, including costs associated with developing our antibody technology and conducting preclinical testing and clinical trials. Our future capital requirements will depend on:

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

   Product candidates employing our human antibody technology are subject to extensive and rigorous domestic government regulation. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of biopharmaceutical products. The FDA regulates human antibodies as biologics, subject to a Biologic License Application, or BLA, under the Public Health Services Act, as amended. If products employing our human antibody technology are marketed abroad, they will also be subject to extensive regulation by foreign governments. Government regulation substantially increases the cost of researching, developing, manufacturing, and selling our products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. We or our corporate partners must obtain regulatory approval for each product we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive preclinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product's safety, potency and efficacy for its intended uses. The approval process takes many years, requires substantial resources, and may never lead to the approval of a product. Failure to obtain regulatory approvals, or delays in obtaining regulatory approvals may:

   . adversely affect the successful commercialization of any drugs that we or our corporate partners develop;

   .   impose additional costs on us or our corporate partners;

   . diminish any competitive advantages that we or our corporate partners may attain; and

   .   adversely affect our receipt of revenues or royalties.

   Even if we are able to obtain regulatory approval for a particular product, the approval may limit the indicated uses for the product, may otherwise limit our ability to promote, sell, and distribute the product, may require that we conduct costly post-marketing surveillance, and/or may require that we conduct ongoing post-marketing studies. Material changes to an approved product, such as, for example, manufacturing changes or revised labeling, may require further regulatory review and approval. Once obtained, any approvals may be withdrawn, including, for example, if there is a later discovery of previously unknown problems with the product, such as a previously unknown safety issue. If we, our corporate partners or our contract manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in, among other things:

   . delays in the approval of applications or supplements to approved applications;

   . refusal of a regulatory authority, including the FDA, to review pending market approval applications or supplements to approved applications;

   .   warning letters;

   .   fines;

   .   import and/or export restrictions;

   .   product recalls or seizures;

   .   injunctions;

   .   total or partial suspension of production;

   .   civil penalties;

   .   withdrawals of previously approved marketing applications or licenses;

   . recommendations by the FDA or other regulatory authorities against governmental contracts; and

   .   criminal prosecutions.

   In certain cases, we expect to rely on our corporate partners to file INDs with the FDA and to direct the regulatory approval process for products employing our human antibody technology. Our corporate partners may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for their product candidates employing our human antibody technology. If they fail to obtain required governmental approvals, our corporate partners will be delayed or precluded from marketing these products. As a result, commercial use of products employing our technology will not occur and our business may be harmed.

We do not have, and may never obtain, the regulatory approvals we need to market our product candidates.

   To date, we have not applied for or received the regulatory approvals required for the commercial sale of any of our products in the United States or in any foreign jurisdiction. None of our product candidates has been determined to be safe and effective, and we have not submitted a New Drug Application, or NDA, or BLA, to the FDA or to any foreign regulatory authorities for any of our product candidates. We have only limited experience in filing and pursuing applications necessary to obtain regulatory approval, and none of our product candidates may be approved for marketing.

   Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results; the product candidate was not effective in treating the specified disease or condition; the product candidate had harmful side effects on humans or presented unacceptable safety risks; the governing regulatory authorities (such as FDA) denied approval to the product candidate altogether or denied a commercially important indicated use; the product candidate was not economical for us to manufacture; and/or the product candidate was not cost effective in light of alternative therapies. We cannot guarantee that we will ever be able to produce commercially successful products.

If we or our manufacturing partners do not obtain or maintain current Good Manufacturing Practices, we may not be able to commercialize our product candidates.

   We will depend on our own manufacturing facilities and on those of our corporate partners and other third parties to manufacture products employing our human antibody technology. Before commercializing a new drug, manufacturers must demonstrate compliance with the applicable cGMP regulations which include quality control and quality assurance requirements as well as the maintenance of extensive records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding foreign and state authorities, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing for products employing our technology. In addition, cGMP requirements are constantly evolving, and new or different requirements may apply in the future. We, our partners or third party contract manufacturers may not be able to comply with the applicable regulations. After regulatory approvals are obtained, the subsequent discovery of previously unknown problems, or the failure to maintain compliance with existing or new regulatory requirements, may result in restrictions on the marketing of a product, withdrawal of the product from the market, seizures, the shutdown of manufacturing facilities, injunctions, monetary fines and/or civil or criminal sanctions.

Our operations involve hazardous materials and are subject to environmental controls and regulations.

   As a biopharmaceutical company, we are subject to environmental and safety laws and regulations, including those governing the use of hazardous materials. The cost of compliance with health and safety regulations is substantial. Our business activities involve the controlled use of hazardous materials and we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially adversely affect our business, financial condition and results of operations.

If our license agreements violate the competition provisions of the Treaty of Rome, then some terms of our key agreements may be unenforceable.

   Certain license agreements that we have entered into or may enter into will grant or may grant exclusive worldwide licenses of patents, patent applications and know-how, which are or may be arguably restrictive of competition under
Article 81(1) of the Treaty of Rome. Article 81(1) prohibits agreements which restrict competition within the European Community and affect trade between member states. We determine on an agreement-by-agreement basis where an exemption from the application of Article 81(1) applies to the agreement and, if it does not, whether to apply to the European Commission for an individual exemption from the application of Article 81(1). If an exemption is not applicable and we do not apply for, or are unsuccessful in obtaining, an exemption from the European Commission, provisions of any license agreement which are found to be restrictive of competition under Article 81(1), including those relating to the exclusivity of rights, may be unenforceable and we could lose the benefit of the rights granted under the provisions.

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

   .   public concern as to the safety and effectiveness of our products; and

   .   general market conditions.

   The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these or other factors, including the sale or attempted sale of a large amount of our common stock into the market. Broad market fluctuations may also adversely affect the market price of our common stock.

We have obligations to issue shares of our common stock in the future, which may have a dilutive effect on the shares of our common stock currently outstanding.

   As of March 1, 2002, we have 6,947,741 shares of common stock reserved for issuance pursuant to options, which have been granted under our stock option plans having a weighted average exercise price of $17.08 per share. In addition, there are 1,057,549 shares reserved for issuance pursuant to a deferred compensation plan. The shares reserved for the deferred compensation plan will be issued on or after May 2002 over various periods of time during the next five years. We have filed a registration statement on Form S-8 covering those shares. Shares issued pursuant to this plan, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

   In addition, as of March 1, 2002, we have reserved 1,677,850 shares of common stock for issuance pursuant to future grants of options under our stock option plans. We have filed registration statements on Form S-8 covering those shares. Shares issued under those plans, other than shares issued to affiliates, will be freely tradable in the open market.

   We also intend, subject to approval by our board of directors, to submit a proposal to our shareholders at our annual meeting on May 22, 2002 for the approval of the authorization of up to 3,600,000 new shares of our common stock allowing for additional options to be granted under our 2001 Stock Option Plan. If shareholders approve this authorization, we intend to file an amendment to the current registration statement on Form S-8 covering the shares issuable upon exercise of shares granted under the 2001 Stock Option Plan to register these additional shares. Shares issued under the 2001 Stock Option Plan, other than shares issued to affiliates, will be freely tradable on the open market.

   The exercise of all or a portion of the outstanding options and warrants may result in a significant increase in the number of shares of our common stock that will be subject to trading on The Nasdaq National Market, or Nasdaq, and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

   As of March 1, 2002, we had 6,067,961 shares of common stock reserved for issuance pursuant to the conversion of $175,000,000 aggregate principal amount of our 4.50% Convertible Subordinated Notes due 2006. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or their redemption by us at a conversion rate of 34.6789 shares per each $1,000 principal amount of notes, subject to adjustment.

   Pursuant to our license agreement with Novartis, Novartis may purchase $2,000,000 of our common stock at a price equal to one hundred and ten percent of the average of the closing sales prices of our common stock on Nasdaq, on the twenty consecutive days prior to the fifth anniversary (December 2003) of the agreement. Additionally, on the sixth anniversary of the agreement, Novartis may purchase $1,000,000 of our common stock at a price equal to one hundred and ten percent of the average of the closing sales prices of such stock on the Nasdaq on the twenty consecutive days prior to such anniversary.

Future sales of our common stock or other securities could cause the market price of our common stock to decline.

   As of March 1, 2002, we have 72,922,711 shares of common stock outstanding, of which 2,280,704 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

   We have a filed registration statement on Form S-3 under the Securities Act relating to 3,791,346 shares of common stock that may be offered by one of our stockholders. These shares of common stock are freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to resale limitations of Rule 144.

   In addition, we have filed a shelf registration statement on Form S-3 under the Securities Act relating to the sale of up to $325 million of any of the following securities:

   .   Debt Securities;

   .   Preferred Stock;

   .   Common Stock; or

   .   Warrants to Purchase Debt Securities, Preferred Stock or Common Stock.

We have a significant amount of debt and may have insufficient cash to satisfy our debt service obligations. In addition, the amount of our debt could impede our operations and flexibility.

   We have a significant amount of convertible debt and debt service obligations, which, unless converted to common shares of the Company, will mature in 2006. We may be unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our debt. Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including by:

   . limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;

   . limiting our flexibility in planning for, or reacting to, changes in our business;

   . placing us at a competitive disadvantage relative to our competitors who have lower levels of debt;

   . making us more vulnerable to a downturn in our business or the economy generally; and

   . requiring us to use a substantial portion of our cash to pay principal and interest on our debt, instead of applying those funds to other purposes such as working capital and capital expenditures.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

   Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 4.50% Convertible Subordinated Notes due 2006. As of March 1, 2002, $175,000,000 aggregate principal amount of the notes was outstanding. We may pay the repurchase price in cash or, at our option, in common stock. Such repurchase right may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

Our restated certificate of incorporation, by-laws, stockholder rights plan and New Jersey law contain provisions that could delay or prevent an acquisition of our company.

   In May 2001, our board of directors adopted a stockholder rights plan. The stockholder rights plan provides for a dividend of one preferred share purchase right on each outstanding share of our common stock. Each right entitles stockholders to buy 1/1000/th of a share of our Series A junior participating preferred stock at an exercise price of $150.00. Each right will become exercisable following the tenth day after person or group announces an acquisition of 20% or more of our common stock. We will be entitled to redeem the rights at $0.001 per right at any time on or before the close of business on the tenth day following acquisition by a person or group of 20% or more of our common stock. /

   The stockholder rights plan and certain provisions of our restated certificate of incorporation and amended and restated by-laws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of us. This could limit the price that certain investors might be willing to pay in the future for our common stock.

   The provisions of our restated certificate of incorporation and by-laws include:

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

We do not intend to pay cash dividends on our common stock in the foreseeable future.

   We intend to retain any future earnings to finance the growth and development of our business and we do not plan to pay cash dividends on our common stock in the foreseeable future.

Item 2.  Properties

   We lease approximately 45,000 square feet of laboratory, clinical trial production and office space in a modern facility on a research campus in Annandale, New Jersey. The term of the lease expires on September 30, 2008. We believe that this facility is well suited for clinical-grade production of monoclonal antibodies, since we have in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. This facility has a capacity of up to approximately 10 kilograms of monoclonal antibody production per year. We believe that our existing facilities are adequate for the production of materials for clinical trials of our current products and for providing the services we currently offer to our corporate partners in connection with our human antibody technology. In early 2001, we purchased a facility and adjacent land in Bloomsbury, New Jersey to expand our research and development capabilities. The Bloomsbury facility is situated on approximately 106 acres of land and currently contains space for approximately 165,000 square feet of laboratory and office space. The cost of the Bloomsbury facility including land and building was $9.2 million. On November 3, 2000, we acquired the Milpitas, California facility for approximately $14.6 million. We had previously leased this facility. This space includes an animal facility to house our HuMAb-Mouse, research and development laboratories and administrative offices. This property contains approximately 57,000 square feet of laboratory and office space. We also lease approximately 20,000 square feet of office space in Princeton, New Jersey for our corporate headquarters. The combined minimum annual lease commitments for our facilities in 2002 is approximately $1.9 million, and the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $10.8 million.

Item 3.  Legal Proceedings

   In the ordinary course of our business, we are at times subject to various legal proceedings. We do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

   On May 24, 2000, Lexicon Genetics Incorporated filed a complaint against Deltagen, Inc. in U.S. District Court for the District of Delaware alleging that Delatgen was willfully infringing the claims of United States Patent No. 5,789,215, under which Lexicon holds an exclusive license in the relevant field from our wholly-owned subsidiary GenPharm International, Inc. This patent covers certain methods of engineering the animal genome, including certain methods for the production of knockout mice.

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

Item 4.  Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2001 through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

   Our common stock is listed on the Nasdaq National Market under the symbol "MEDX." The following table sets forth the high and low sale prices per share of common stock, as reported on the Nasdaq National Market, during the periods indicated.

                                                Common Stock
                                                   Price*
                                               --------------
                                                High    Low
                                               ------- ------
                  Year ended December 31, 2000
                     First Quarter............ $103.00 $14.19
                     Second Quarter........... $ 44.44 $16.63
                     Third Quarter............ $ 59.94 $35.69
                     Fourth Quarter........... $ 75.00 $30.06

                  Year ended December 31, 2001
                     First Quarter............ $ 42.50 $12.06
                     Second Quarter........... $ 32.25 $11.75
                     Third Quarter............ $ 24.47 $11.91
                     Fourth Quarter........... $ 25.05 $14.25

--------
* All prices have been adjusted to reflect a two-for-one stock split as of September 27, 2000.

   The number of shares of our common stock outstanding as of March 15, 2002 was 72,922,711. As of such date, there were approximately 433 record holders of common stock (which includes individual holders) and as of May 23, 2001, the date of the last shareholders' meeting, there were approximately 23,650 beneficial shareholders of our common stock.

   We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Consolidated Financial Data

                                                                       For the Year Ended December 31,
                                                            ----------------------------------------------------
                                                              1997      1998       1999        2000      2001
                                                            --------  ---------  ---------  ---------- ---------
                                                                    (in thousands, except per share data)
                                                                                            (Restated)
Statement of Operations Data:
Revenues:
   Sales................................................... $    221  $   1,349  $   1,079  $     264  $     191
   Contract and license revenues...........................    3,011      5,443      8,593     19,619     37,140
   Sales, contract and license revenues from Genmab........       --         --        252      2,574      4,973
                                                            --------  ---------  ---------  ---------  ---------
      Total revenues.......................................    3,232      6,792      9,924     22,457     42,304
Costs and expenses:
   Cost of sales...........................................      150      1,218        709      1,189        642
   Research and development................................   14,100     23,122     19,929     33,942     38,626
   General and administrative..............................    3,644      5,065      8,036     18,142     19,344
   Stock bonus to GenPharm employees.......................    2,275         --         --         --         --
   Acquisition of in-process technology....................   40,316         --         --         --         --
                                                            --------  ---------  ---------  ---------  ---------
      Total costs and expenses.............................   60,485     29,405     28,674     53,273     58,612
                                                            --------  ---------  ---------  ---------  ---------
       Operating loss......................................  (57,254)   (22,613)   (18,750)   (30,816)   (16,308)
   Equity in net loss of affiliate.........................       --         --         --       (353)    (7,334)
   Interest and dividend income............................    1,903      1,956      1,205     21,158     24,728
   Interest expense........................................      (27)    (1,539)        (8)        (3)    (4,615)
   Gain on disposition of Genmab stock.....................       --         --         --         --      1,442
                                                            --------  ---------  ---------  ---------  ---------
      Loss before provision (benefit) for income taxes.....  (55,377)   (22,196)   (17,553)   (10,014)    (2,087)
   Provision (benefit) for income taxes....................       --        341       (522)   (13,075)       600
                                                            --------  ---------  ---------  ---------  ---------
       Net income (loss)................................... $(55,377) $  22,537) $ (17,031) $   3,061  $  (2,687)
                                                            ========  =========  =========  =========  =========
Basic net income (loss) per share (1)...................... $  (1.47) $   (0.44) $   (0.27) $    0.04  $   (0.04)
                                                            --------  ---------  ---------  ---------  ---------
Diluted net income (loss) per share (1).................... $  (1.47) $   (0.44) $   (0.27) $    0.04  $   (0.04)
                                                            --------  ---------  ---------  ---------  ---------
Weighted average commonshares outstanding (1)..............
  --basic..................................................   37,742     50,780     63,840     71,532     73,937
  --diluted................................................   37,742     50,780     63,840     73,232     73,937

                                                                                December 31,
                                                            ----------------------------------------------------
                                                              1997      1998       1999        2000      2001
                                                            --------  ---------  ---------  ---------- ---------
                                                                               (in thousands)
                                                                                            (Restated)
Balance Sheet Data:
Cash, cash equivalents and marketable securities........... $ 28,444  $  34,664  $  30,147  $ 343,603  $ 466,952
Working capital............................................    1,647     29,581     22,382    329,807    447,326
Total assets...............................................   48,695     42,235     40,482    558,107    720,427
Long term obligations......................................      107         62         23         --    175,000
Cash dividends declared per common share...................       --         --         --         --         --
Accumulated deficit........................................  (86,869)  (109,405)  (126,436)  (123,375)  (126,062)
Total shareholders' equity.................................    5,681     35,229     22,299    485,289    482,562

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

   Dollars reported in thousands, except per share data.

Basis of Financial Statement Presentation

   We are a biopharmaceutical company focused on the discovery and development of human antibody-based therapeutic products using our proprietary technology platform, the UltiMAb Human Antibody Development System. This unique combination of human antibody technologies enables us to rapidly create and develop high affinity, fully human antibodies to a wide range of potential disease targets for therapeutic antibody products, including products for the treatment and/or diagnosis of cancer, inflammation, auto-immune and other life-threatening and debilitating diseases.

   Through our 1997 acquisition of GenPharm International, Inc. and our collaboration with Kirin Brewery Co. Ltd., we expanded our business to include both our HuMAb-Mouse and Kirin's TC Mouse technologies. In December 2000 we unveiled the KM-Mouse, a unique crossbred mouse developed in partnership with Kirin, as the newest addition to our UltiMAb Human Antibody Development System. With the UltiMAb platform, we have assembled a unique family of human antibody technologies for creating the entire spectrum of high-affinity, fully human antibodies. We intend to leverage our product development capabilities with those of our partners, while also gaining access to novel therapeutic targets and complementary development, sales and marketing infrastructure. As of March 1, 2002, 41 pharmaceutical and biotechnology companies have partnered with us to jointly develop and commercialize products or have otherwise acquired the rights to use our proprietary technology in their development of new products, including industry leaders such as Amgen, Inc., Centocor, Inc. (a subsidiary of Johnson & Johnson), Eli Lilly & Company, Human Genome Sciences, Inc., Immunex Corporation, Novartis Pharma AG, Novo Nordisk A/S, and Schering AG. Some of these are licensing partnerships, providing us with licensing fees, milestone payments and royalty payments; others are collaborative partnerships and provide for the sharing of product development costs, revenues, expenses and profits associated with products sold commercially.

   Our licensing partners typically obtain licenses to one or more of our antibody generating technologies which allow these partners to develop and commercialize antibody-based products. We could receive license fees, milestones and royalties in connection with each of these products. Under these licenses, there is usually an initial period during which our corporate partner may elect to enter into a research license for antibodies to a particular designated target. Subsequently, our licensing partner may elect to obtain a commercial license for monoclonal antibodies to a particular target. As of December 31, 2001, 21 of our total partnerships were licensing partnerships, and we expect to continue adding additional licensing partnerships in the future.

   We are also pursuing an "Applied Genomics" strategy in order to gain access to new target antigens as they are identified, while also sharing the risks and rewards of the related antibody development and commercialization. To this end, we have established a number of collaborative partnerships with leading companies in the fields of genomics and proteomics to jointly develop and commercialize human antibody products. Typically, our collaborator will provide a target antigen, and we will generate antibodies against that antigen using our UltiMAb Human Antibody Development System. We and our collaborators typically agree to share equally costs of clinical development and manufacturing as well as revenues, expenses and profits associated with the products. As of December 31, 2001, 18 of our total partnerships were collaborative partnerships, and we expect to continue adding additional collaborations in the future.

   Revenue--Our revenue is principally derived through licensing our human antibody technology to pharmaceutical and biotechnology companies. The terms of these agreements typically include potential license fees and a series of milestone payments commencing upon initiation of clinical trials and continuing through commercialization. These payments may total $7,000 to $10,000 per product if the antibody receives approval from the FDA and equivalent foreign agencies. We are also entitled to royalties on product sales. Additional revenue is earned from the sales and, in some cases, manufacturing, of antibodies to corporate partners and from government grants.

   Research and Development Expenses--Research and development expenses consist primarily of compensation expense, facilities, preclinical and clinical trials and supply expense relating to antibody product development and to the breeding, caring for and continued development of our HuMAb-Mouse and KM-Mouse, as well as to the performance of contract services for our collaborative partners.

   General and Administrative Expenses--General and administrative expenses consist primarily of compensation, facility, travel, legal fees and other expenses relating to our general management, financial, administrative and business development activities.

Critical Accounting Policies

   The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements:

Revenue Recognition

   Historically, a significant portion of our revenue has been recognized pursuant to collaboration and license agreements with our partners. Revenue is recognized as research services are performed over the related funding periods for each agreement. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreements or when funds received are refundable under certain circumstances. Milestone and royalty payments are recognized as revenue upon achievement of specific milestones. Non-refundable upfront payments received in connection with our collaborative partnerships are deferred and recognized as revenue on a straight-line basis over the relevant periods of the respective agreements.

Investments

   All marketable securities are classified as available-for-sale securities and are carried at fair value. Marketable securities will include those securities of debt and publicly traded equity securities accounted for under the cost method. These securities trade on listed exchanges; therefore, fair value is readily available. These securities are also subject to impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

   In addition, we make strategic investments in the equity of companies that are privately held, and these securities are carried at original investment cost. Because these securities are not listed on a financial exchange, we value of these investments by using information acquired from industry trends, the management of these companies, financial statements, and other external sources. Based on the information, acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or adverse changes in operating results of underlying investments that may not be reflected in an investment's current carrying value, may also require an impairment charge in the future.

Results of Operations

   Years Ended December 31, 1999, 2000 and 2001

   Revenues for 1999, 2000 and 2001 were principally derived from our contract and licensing activities. Total revenues in 1999 of $9,924 included a $4,000 milestone payment from Centocor which holds exclusive commercial licenses to develop HuMAb-Mouse antibodies to four licensed targets. In addition, the 1999 revenue included payments pursuant to license agreements and sales with Merck KGaA of $3,056. Revenues for 2000 of $22,457 increased by $12,533 or 126% over 1999. The increase relates principally to contract and license revenues of $6,000 from Kirin, $5,961 from IDM and $3,971 from Scil Biomedicals, offset in part by 1999 milestone payments from Centocor for certain exclusive commercial licenses. Revenue for 2001 of $42,304 increased by $19,847, a 88% increase from 2000. The increase relates principally to an increase of $14,341 of contract and license revenues from IDM and an increase of $2,399 of sales, contract and license revenues from Genmab.

   Our cost of sales were $1,189 in 2000, an increase of $480, or 68% over 1999. The 2000 increase was due to higher production of HuMax-CD4 that was sold to Genmab. Cost of sales were $642 in 2001, a decrease of $547, or 46% decrease compared to 2000 despite comparable sales. The decrease primarily reflects a lower unit production cost of HuMax-CD4.

   Research and development expenses are largely comprised of personnel costs, those expenses related to facilities for our clinical research, development and clinical trial manufacturing efforts, third party research costs and supply costs. We have incurred research and development expenses for our products in development of $19,929, $33,942 and $38,626 for the years ended December 31, 1999, 2000 and 2001, respectively. Our total research and development costs from inception to date are $159,559. Research and development expenses in 2000 increased by $14,013, or 70% over 1999. Research and development expenses in 2001 increased by $4,684, or 14% increase over 2000. The increases relate primarily to costs associated with the following:

   . Personnel costs for the year ended December 31, 2000 increased by $2,862 or 45% over 1999. Personnel costs for the year ended December 31, 2001 increased by $5,101 or 55% over 2000. The increase in staff is to support higher levels of product development and clinical trial manufacturing activities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners and clinical activities. Included in the increase are salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to increase further as we continue to increase our product development activities and progress our products in clinical trials.

   . Facility costs for the year ended December 31, 2000 increased by $434 or 12% over 1999. Facility costs for the year ended December 31, 2001 increased by $4,300 or 99% over 2000. The increase in 2001 was due to substantial investments in our three research and development facilities. Such expenditures included: building and land improvements, machinery and lab equipment, furniture and fixtures and other related costs. As a result, depreciation, utilities, maintenance, property taxes and related expenses increased for the year ended December 31, 2001, as compared to the same period in 2000. We expect facility costs to increase in future periods as a result of our continued capital expansion plans.

   . Outside funding of research for the year ended December 31, 2000 increased by $6,534 or 1,084% over 1999. Outside funding of research for the year ended December 31, 2001 decreased by $8,326 or 117% as compared to 2000. In 2000 we paid a $5,000 upfront fee to Eos Biotechnology Inc., under our binding letter of intent. Conversely, the 2001 decrease was principally due to the April 2001 refund of this $5,000 fee by Eos as part of a restructuring of the collaboration. We expect outside funding of research expenses, including funds paid to certain partners for research services, to increase in the future.

   . Research supply costs for the year ended December 31, 2000 increased by $787 or 33% over 1999. Research supply costs for the year ended December 31, 2001 increased by $3,996 or 127% over 2000. Included in these costs are materials and small equipment associated with the development of our products. We expect these costs to increase as we continue to expand our research and product development activities.

   We also expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline. As part of our partnering strategy, a significant portion of the research and development expenses incurred in connection with products using our technology is expected to be borne by our partners. We believe this allows us to participate in the research and development of substantially more potential product candidates than we could develop on our own if we bore the entire cost of development. Products using our technology are currently in various stages of development from preclinical to Phase III. The successful development of these product candidates is dependent on many factors, including among other things, the efforts of our partners, unforeseen delays in, or expenditures relating to, preclinical development, clinical testing, manufacturing or regulatory approval, failure to receive market acceptance, the emergence of competitive products and the inability to produce or market our products due to third-party proprietary rights.

   General and administrative expenses were $18,142 in 2000, an increase of $10,106, or 126% over 1999. The increase was primarily attributable to higher consulting and personnel costs incurred in connection with the expansion of our business activities and increased shareholder relation expenses. Included in these expenses are non-cash charges for options issued to employees and options and warrants issued to consultants of $2,604 and $5,672, respectively. General and administrative expenses were $19,344 in 2001, an increase of $1,202, or 7% over 2000. The increase is primarily attributable to an increase in personnel costs, as well as higher legal and travel costs incurred in connection with the expansion of our business activities. The increase was partially offset by lower consulting and shareholder relation expenses. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

   Equity in net loss of affiliate of $353 in 2000 reflects our share of Genmab's loss for the year ended December 31, 2000. We were not required to include any of Genmab's losses in 1999. Equity in net loss of affiliate was $7,334 in 2001, an increase of $6,981 over 2000. The increased loss reflects our share of Genmab's loss for the full year. This loss is primarily the result of Genmab's increased activity in research and development and expansion of its business. Genmab is an affiliated company and is accounted for using the equity method (see Note 12 to the Consolidated Financial Statements). We expect equity in net loss of affiliate to increase in the near future due to the Genmab's proposed increase in research and development costs to develop its product pipeline.

   Interest and dividend income was $21,158 in 2000, an increase of $19,953, or 1,656% over 1999. The increase reflects interest earned on higher average cash balances resulting from the proceeds received from the March 3, 2000 follow-on public offering of our common stock. We sold 4,798,408 shares (split adjusted) and received net proceeds of approximately $388,100. Interest and dividend income was $24,728 in 2001, an increase of $3,570, or 17% over 2000. The increase reflects interest earned on higher average cash balances as the result of proceeds received from the June 26, 2001 public offering of our 4.50% convertible subordinated notes due in 2006. We anticipate lower investment income in the future as we liquidate our investments to fund operations and capital expenditures.

   Interest expense was $3 in 2000, a decrease of $5, or a 63% decrease from 1999. Interest expense was $4,615 in 2001, an increase of $4,612, as compared to 2000, which reflects accrued interest on the 4.50% convertible subordinated notes issued on June 26, 2001 and due in 2006. Interest is payable on January 1 and July 1 of each year beginning January 1, 2002.

   Our benefit for income taxes for the year ended December 31, 1999 of $522, consisted of $1,434 received from the sale of a portion of our New Jersey net operating loss, or NOL, carryforwards and research and development tax credits offset, in part, by a provision for state taxes. Our benefit for income taxes for the year ended December 31, 2000 of $13,075 was partially due to our recording of an increased basis of Genmab's assets from its initial public offering in October 2000. It consisted of $20,274 of deferred tax benefit and $944 from the sale of New Jersey state NOLs, offset, in part, by provisions for federal and state taxes and by current and deferred foreign withholding tax expense. The deferred tax benefit related to deferred tax assets for which no valuation allowance was necessary because an equivalent amount of deferred tax liability was established, related to an unrealized gain included in comprehensive income. The tax benefit is principally derived from Medarex's portion of the increase in the book value of the assets of Genmab resulting from the proceeds Genmab received upon completion of its initial public offering in October 2000. The current federal and state tax provisions for the year ended December 31, 2000 resulted from revenue that is deferred for financial reporting purposes but not for tax reporting purposes, and from limitation of the available federal NOLs. After tax deductions related to exercises of stock options, no current federal or state taxes were payable at December 31, 2000. Applicable accounting rules require recognition of tax benefits associated with these deductions through adjustment to additional paid-in capital rather than through current tax expense. Our tax expense for the year ended December 31, 2001 of $600 was the result of deferred foreign tax assets reversing in the current year. There were no federal or state current tax benefits for the year ended December 31, 2001.

   We do not believe that inflation has had a material impact on our results of operations.

Liquidity and Capital Resources

   We have financed our operations since inception primarily through private placements and public sales of our common stock, the issuance of subordinated convertible debt, contract and license revenues and research product sales. In 2000 and 2001, we raised a total of $569,990 from sales of our equity and debt securities.

   At December 31, 2000 and 2001, we had $343,603 and $466,952, respectively, in cash, cash equivalents and marketable securities. We invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.

   Cash Used in Operating Activities. Operating activities consumed $5,610, $14,374, and $7,690 of cash for the years ended December 31, 1999, 2000 and 2001, respectively. We have incurred and will continue to incur significant costs in the area of research and development, including preclinical and clinical trials, as our products are developed. As we complete the expansion of our new research and development facilities, we will incur additional maintenance costs such as utilities, property taxes and engineering charges. Moreover, we also plan to spend significant amounts to develop, on a proprietary or co-developed basis, INDs for as many as ten product candidates a year. To a lesser extent, we expect our general and administrative costs to increase as we expand our administrative and business development activities. Our operating expenditures will only be partially offset by revenues from partners for license fees, milestone payments, development and manufacturing services and earnings received on our investments. Going forward, we anticipate lower investment income due to lower average cash balances, resulting from planned capital expenditures and the funding of future operating losses.

   Cash Used in Investing Activities. Net cash used in investing activities was $322,021 and $208,947 in 2000 and 2001, respectively. Such activities include equity investments in other companies as well as expenditures for property, equipment, construction-in-progress and other related costs. It also includes net purchases of marketable securities with the funds we received from our follow-on public offering in 2000 and our convertible subordinated notes issuance in 2001. During 2001, we invested $55,009 in property, buildings and equipment.

   In November 2000, we acquired the Milpitas, California facility that we had leased in April 2000 for approximately $14,600. This property contains approximately 57,000 square feet of laboratory and office space and, as of December 31, 2001, we had spent (cumulatively) approximately $16,200 on renovating this facility.

   In January 2001, we purchased a facility and adjacent land in Bloomsbury, New Jersey for approximately $9,200. The Bloomsbury facility is situated on approximately 106 acres of land and currently contains space for approximately 165,000 square feet of laboratory and office space. We currently are using 75,000 square feet as laboratory and office space. As of December 31, 2001, we have completed the initial phase of the Bloomsbury facility and have cumulatively expended approximately $47,400. In 2002, we expect to expand our research facility in Milpitas and continue the expansion of laboratory and development capacity in Bloomsbury and Annandale, New Jersey. We currently expect the costs for this expansion to be up to approximately $60,000, but this is subject to change.

   Cash Provided by Financing Activities. During 2001, net cash provided by financing activities was $169,509 primarily from the proceeds received from our June 2001 issuance of 4.5% $175,000 convertible subordinated notes. The notes bear interest at an annual rate of 4.5% payable on January 1 and July 1 of each year. The first interest payment was made on January 1, 2002. The notes are convertible into shares of common stock at a ratio of 34.6789 per each $1,000 principal amount of the notes ($28.84 per share), subject to adjustment. The cost of issuance of the notes of approximately $5,900 has been deferred and is being amortized over the term of the notes. Such amortization is included in interest expense on our Consolidated Statement of Operations for the year ended December 31, 2001. The notes are subordinated to all existing and future senior indebtedness. We may redeem any or all of the notes at any time at specified redemption prices (plus possible "make whole" payments as defined in the indenture), plus accrued and unpaid interest to the redemption date. The notes will mature on July 1, 2006 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a "fundamental change" as described in the indenture for the notes. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities. During 2000, net cash provided by financing activities was $400,426, received primarily from the sale of our common stock in a follow-on public offering.

   Net Operating Loss Carryforwards. As of December 31, 2001, we had federal net operating loss (NOL) carryforwards of approximately $93,081. These NOL carryforwards will expire in the years 2002 - 2021, if not utilized. During 2000 we determined that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred during 1998. The effect of the ownership change is the imposition of a $3,193 annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of some NOL carryforward credits before utilization. At December 31, 2001 the amount of NOL subject to the limitation was $47,070 and the amount not subject to limitation was $46,011.

   Effective January 1, 1999 the New Jersey Division of Taxation established a program that allows new or expanding technology and biotechnology businesses to "sell" their "Unused NOL Carryover and Unused Research and Development Tax Credits" to corporate taxpayers in the state for at least 75% of the value of the benefits. The current state tax provision (benefit) in 1999 and 2000 includes $1,434 and $944, respectively, for sales of portions of our NOLs and Research and Development Tax Credits. There were no such sales during 2001.

   Other Liquidity Matters. In connection with our merger with Essex Medical Products in 1987, we issued promissory notes to Essex Chemical Corporation in the principal amount of $100 and committed to pay 20% of our net after-tax income until a total of $1,000 has been paid, contingent upon the occurrence of certain events. On June 6, 1991, we repaid the $100 of notes, plus accrued interest to Essex. As the result of our net income in 2000 we accrued $667 payable to Essex, which remains accrued at December 31, 2001. At our option, this obligation may be satisfied by the payment of shares of our common stock having a fair market value equal to the amount owed, provided such shares are registered for sale with the SEC.

   In February 2000, we entered into a binding letter of intent with Eos to develop and commercialize genomics-derived antibody-based therapeutic products. Pursuant to the letter of intent, in May 2000 we paid $5,000 to Eos and deposited an additional $20,000 in a third party escrow account, to be released over time upon the achievement of certain milestones. This escrow deposit is included on our December 31, 2000 balance sheet as segregated cash. In September 2000, we also purchased shares of preferred stock of Eos for an aggregate purchase price of $2,500, which was part of a $27,500 private placement. In April 2001, a new binding letter of intent with Eos was signed which superceded the original letter mentioned above. As a result of the restructured agreement, Eos refunded the initial $5,000 (plus $279 in interest) and we received the original $20,000 deposit (plus $1,042 in interest) from escrow.

   In July 2000, we entered into an Agreement with IDM whereby we licensed to IDM certain of our technologies in exchange for equity units in IDM. As a result of this transaction, we realized a gain from the transfer of technology of approximately $40,500 (based upon an independent valuation). In accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, we will recognize this gain over a 24-month period as contract revenue. Accordingly, at December 31, 2001, approximately $14,300 remains unrecognized and will be recorded as revenue during 2002.

   As discussed in Note 14 to the consolidated financial statements included elsewhere in this Annual Report, and as set forth in the table below, in addition to its convertible subordinated notes, Medarex is obligated under non-cancelable operating leases as follows:

                                                Convertible
                                                Subordinate Operating
                                        Total      Notes     Leases
                                       -------- ----------- ---------
           2002....................... $  2,140  $     --    $ 2,140
           2003.......................    2,105        --      2,105
           2004.......................    2,038        --      2,038
           2005.......................    1,790        --      1,790
           2006.......................  176,327   175,000      1,327
           2007 and thereafter........    2,082        --      2,082
                                       --------  --------    -------
                                       $186,482  $175,000    $11,482
                                       ========  ========    =======

   In addition, we have commitments for research funding and the use of a license for database products of approximately $10,500 in 2002 and approximately $3,000 per year thereafter through 2008.

   Future Liquidity Resources. Our current sources of liquidity are cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, sales of our products for research, and contract and licensing revenue. We believe that such sources of liquidity will be sufficient to meet our operating, debt service, and capital requirements for at least the next 24 months. However, we may require additional financing within this time and may raise funds through public or private financings, line of credit arrangements, collaborative relationships and/or other methods.

Recently Issued Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have infinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. We are currently reviewing the impact of Statement No. 142, which is not expected to have a material impact on our operating results or financial position.

   In August 2001, the FASB issued Statement of Financial Accounting Standards, or Statement, No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt Statement 143 for fiscal years beginning after June 15, 2002. We are in the process of evaluating this Statement and the effect that it will have on our consolidated financial statements.

   In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Statement No. 144 supersedes Statement No. 121 and identifies the methods to be used in determining fair value. We are currently reviewing the impact of Statement No. 144 and do not believe adoption of this statement will have a material impact on our operating results or financial position.

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

   We may be exposed to exchange conversion differences in translating the foreign results of our investment in Genmab to U.S. dollars. Depending upon the relative strengthening or weakening of the U.S. dollar, the conversion difference could be significant.

Item 8.  Consolidated Financial Statements and Supplementary Data

                  Index to Consolidated Financial Statements

                                                                                                     Page
-                                                                                                    ----
Medarex, Inc.
Report of Independent Auditors...................................................................... F-2
Consolidated Balance Sheets as of December 31, 2000 and 2001........................................ F-3
Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001.......... F-4
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999,
  2000 and 2001..................................................................................... F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.......... F-6
Notes to Consolidated Financial Statements.......................................................... F-7

Genmab A/S (A Development Stage Company)
Report of Independent Accountants................................................................... F-28
Consolidated Balance Sheets as of December 31, 2001 and 2000........................................ F-29
Consolidated Statements of Operations for the twelve months ended December 2001, 2000 and 1999 and the total since inception......................................................................... F-30
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999 and for the period from inception (June 11, 1998) to December 31, 2001............................ F-31
Consolidated Statements of Cash Flows for the twelve months ended December 31, 2001, 2000 and 1999 and the total since inception..................................................................... F-35
Notes to Consolidated Financial Statements.......................................................... F-36

                        Report of Independent Auditors

The Board of Directors and Shareholders
Medarex, Inc.

   We have audited the accompanying consolidated balance sheets of Medarex, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Genmab A/S as of December 31, 2001 and for the year then ended, (a corporation in which the Company has a 33% interest), have been audited by other auditors whose report dated February 10, 2002 has been furnished to us and included an explanatory paragraph that stated that "the Company has restated its previously reported net loss for fiscal year 2000 to conform with accounting principles generally accepted in the United States"; insofar as our opinion on the consolidated financial statements relates to data included for Genmab A/S, it is based solely on their report.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medarex, Inc. and subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

   As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2000 consolidated financial statements to reflect is proportionate share of the restated 2000 net loss of Genmab A/S.

                                          /s/  ERNST & YOUNG LLP

MetroPark, New Jersey
February 19, 2002

                        MEDAREX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                   December 31, December 31,
                                                                                       2000         2001
                                                                                   ------------ ------------
                                     ASSETS                                         (Restated)
Current assets:
   Cash and cash equivalents......................................................  $   78,397   $  31,269
   Marketable securities..........................................................     265,206     435,683
   Prepaid expenses and other current assets......................................      23,422      24,860
                                                                                    ----------   ---------
       Total current assets.......................................................     367,025     491,812
Property, buildings and equipment:
   Land...........................................................................          --       6,788
   Buildings and leasehold improvements...........................................       2,356      56,080
   Machinery and equipment........................................................       6,503      16,188
   Furniture and fixtures.........................................................         409       2,819
   Construction in progress.......................................................      20,000       7,767
                                                                                    ----------   ---------
                                                                                        29,268      89,642
   Less accumulated depreciation and amortization.................................      (5,837)     (9,782)
                                                                                    ----------   ---------
                                                                                        23,431      79,860
   Investments in Genmab..........................................................      77,195      65,501
   Investments in IDM.............................................................      48,199      48,199
   Investments in, and advances to, other affiliates and partners.................       7,634      14,384
   Segregated cash................................................................      22,068       1,300
   Other assets...................................................................      12,555      19,371
                                                                                    ----------   ---------
       Total assets...............................................................  $  558,107   $ 720,427
                                                                                    ==========   =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable.........................................................  $    1,463   $   3,139
   Accrued liabilities............................................................       5,945      21,485
   Deferred contract revenue--current.............................................      29,810      19,862
                                                                                    ----------   ---------
       Total current liabilities..................................................      37,218      44,486
Deferred contract revenue--long-term..............................................      15,326       1,597
Deferred taxes and other long-term obligations....................................      20,274      16,782
Convertible subordinated notes....................................................          --     175,000
Commitments.......................................................................          --          --
Shareholders' equity:
   Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and
     outstanding..................................................................          --          --
   Common stock, $.01 par value; 200,000,000 shares authorized; 73,802,666 shares issued and 72,597,666 outstanding at December 31, 2000 and 74,005,466 shares
     issued and 72,876,240 shares outstanding at December 31, 2001................         738         740
   Capital in excess of par value.................................................     569,410     570,655
   Treasury stock, at cost 1,205,000 shares in 2000 and 1,129,226 shares in 2001..      (3,031)     (2,840)
   Deferred compensation..........................................................       2,234       2,188
   Accumulated other comprehensive income.........................................      39,313      37,881
   Accumulated deficit............................................................    (123,375)   (126,062)
                                                                                    ----------   ---------
       Total shareholders' equity.................................................     485,289     482,562
                                                                                    ----------   ---------
       Total liabilities and shareholders' equity.................................  $  558,107   $ 720,427
                                                                                    ==========   =========

             See notes to these consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                                       For the Year Ended December 31,
                                                                       ------------------------------
                                                                         1999        2000      2001
                                                                       --------   ---------- --------
                                                                                  (Restated)
Sales................................................................. $  1,079    $    264  $    191
Contract and license revenues.........................................    8,593      19,619    37,140
Sales, contract and license revenues from Genmab......................      252       2,574     4,973
                                                                       --------    --------  --------
   Total revenues.....................................................    9,924      22,457    42,304
Costs and expenses:
   Cost of sales......................................................      709       1,189       642
   Research and development...........................................   19,929      33,942    38,626
   General and administrative.........................................    8,036      18,142    19,344
                                                                       --------    --------  --------
   Total cost and expenses............................................   28,674      53,273    58,612
                                                                       --------    --------  --------
       Operating loss.................................................  (18,750)    (30,816)  (16,308)
Equity in net loss of affiliate.......................................       --        (353)   (7,334)
Interest and dividend income..........................................    1,205      21,158    24,728
Interest expense......................................................       (8)         (3)   (4,615)
Gain on disposition of Genmab stock...................................       --          --     1,442
                                                                       --------    --------  --------
       Loss before provision (benefit) for income taxes...............  (17,553)    (10,014)   (2,087)
Provision (benefit) for income taxes..................................     (522)    (13,075)      600
                                                                       --------    --------  --------
       Net income (loss).............................................. $(17,031)   $  3,061  $ (2,687)
                                                                       ========    ========  ========
Basic net income (loss) per share..................................... $  (0.27)   $   0.04  $  (0.04)
                                                                       ========    ========  ========
Diluted net income (loss) per share................................... $  (0.27)   $   0.04  $  (0.04)
                                                                       ========    ========  ========
Weighted-average number of common shares outstanding during the period
 --basic..............................................................   63,840      71,532    73,937
 --diluted............................................................   63,840      73,232    73,937


              See notes to these consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Dollars in thousands)

                                                                           Common stock                    Treasury Stock
                                                                         -----------------              -------------------
                                                                           Number            Capital      Number
                                                                             of             in excess       of
                                                                           shares   Amount of par value   shares    Amount
                                                                         ---------- ------ ------------ ----------  -------
Balance at December 31, 1998
  As previously reported................................................ 31,507,186  $315    $144,252
2-for-1 stock split effective September 27, 2000........................ 31,507,186   315        (315)
                                                                         ----------  ----    --------
Balance at December 31, 1998............................................ 63,014,372   630     143,937
Issuance of common stock for exercise of options and grant of restricted
 shares.................................................................    907,330     9       3,694
Issuance of common stock in private placements..........................    246,002     2         898
Exercise of warrants....................................................     57,180     1         127
Issuance of common stock for Executive Deferred Compensation Plan.......  1,205,000    12          49   (1,205,000) $(3,031)
Net loss................................................................
Other comprehensive income--unrealized loss on securities...............

   Comprehensive loss...................................................
                                                                         ----------  ----    --------   ----------  -------
Balance at December 31, 1999............................................ 65,429,884   654     148,705   (1,205,000)  (3,031)
                                                                         ----------  ----    --------   ----------  -------
Issuance of common stock in public offering.............................  4,798,408    48     388,083
Exercise of warrants....................................................    909,592     9       4,539
Issuance of common stock for exercise of options and grant of restricted
 shares.................................................................  2,664,782    27      19,920
Tax benefit from exercise of stock options..............................                        8,163
Net income (restated)...................................................
Other comprehensive income--unrealized appreciation to carrying value of affiliate, net tax of $20,274.......................................
  foreign currency translation adjustment...............................
  unrealized gain on securities.........................................

   Comprehensive income.................................................
                                                                         ----------  ----    --------   ----------  -------
Balance at December 31, 2000............................................ 73,802,666   738     569,410   (1,205,000)  (3,031)
                                                                         ----------  ----    --------   ----------  -------
Issuance of common stock for exercise of options and grant of restricted
 shares.................................................................    202,800     2       1,225
Early withdrawal from executive deferred compensation plan..............                           20       75,774      191
Net loss................................................................
Other comprehensive income (loss)--change in unrealized appreciation to carrying value of affiliate.........................................
 foreign currency translation adjustment................................
  unrealized gain on securities.........................................

  Comprehensive loss....................................................
                                                                         ----------  ----    --------   ----------  -------
Balance at December 31, 2001............................................ 74,005,466   740     570,655   (1,129,226)  (2,840)
                                                                         ==========  ====    ========   ==========  =======

                                                                                       Accumulated
                                                                                          other                     Total
                                                                           Deferred   comprehensive Accumulated shareholders'
                                                                         Compensation income (loss)   deficit      equity
                                                                         ------------ ------------- ----------- -------------
Balance at December 31, 1998
  As previously reported................................................                 $    67     $(109,405)   $ 35,229
2-for-1 stock split effective September 27, 2000........................                                                --
                                                                                         -------     ---------    --------
Balance at December 31, 1998............................................                      67      (109,405)     35,229
Issuance of common stock for exercise of options and grant of restricted
 shares.................................................................                                             3,703
Issuance of common stock in private placements..........................                                               900
Exercise of warrants....................................................                                               128
Issuance of common stock for Executive Deferred Compensation Plan.......    $2,970                                      --
Net loss................................................................                               (17,031)    (17,031)
Other comprehensive income--unrealized loss on securities...............                    (630)                     (630)
                                                                                                                  --------
   Comprehensive loss...................................................                                           (17,661)
                                                                            ------       -------     ---------    --------
Balance at December 31, 1999............................................     2,970          (563)     (126,436)     22,299
                                                                            ------       -------     ---------    --------
Issuance of common stock in public offering.............................                                           388,131
Exercise of warrants....................................................                                             4,548
Issuance of common stock for exercise of options and grant of restricted
 shares.................................................................      (736)                                 19,211
Tax benefit from exercise of stock options..............................                                             8,163
Net income (restated)...................................................                                 3,061       3,061
Other comprehensive income--unrealized appreciation to carrying value
 of affiliate, net tax of $20,274.......................................                  38,030                    38,030
  foreign currency translation adjustment...............................                    (788)                     (788)
  unrealized gain on securities.........................................                   2,634                     2,634
                                                                                                                  --------
   Comprehensive income.................................................                                            43,210
                                                                            ------       -------     ---------    --------
Balance at December 31, 2000............................................     2,234        39,313      (123,375)    485,289
                                                                            ------       -------     ---------    --------
Issuance of common stock for exercise of options and grant of restricted
 shares.................................................................       165                                   1,392
Early withdrawal from executive deferred compensation plan..............      (211)                                     --
Net loss................................................................                                (2,687)     (2,687)
Other comprehensive income (loss)--change in unrealized appreciation
 to carrying value of affiliate.........................................                    (459)                     (459)
 foreign currency translation adjustment................................                  (3,496)                   (3,496)
  unrealized gain on securities.........................................                   2,523                     2,523
                                                                                                                  --------
  Comprehensive loss....................................................                                            (1,432)
                                                                            ------       -------     ---------    --------
Balance at December 31, 2001............................................     2,188        37,881      (126,062)    482,562
                                                                            ======       =======     =========    ========

                See notes to consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                 For the Year Ended
                                                                                                    December 31,
                                                                                          --------------------------------
                                                                                             1999       2000       2001
                                                                                          ----------  ---------  ---------
                                                                                                     (Restated)
Operating activities:
   Net income (loss)..................................................................... $  (17,031) $   3,061  $  (2,687)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation.......................................................................        696        867      3,432
      Amortization.......................................................................        352        380      1,161
      Stock options to employees.........................................................         --      4,174         --
      Stock bonus to employees...........................................................      2,279         84      1,956
      Stock options and warrants to non-employees........................................         --      7,175        114
      Non cash revenue--IDM..............................................................         --     (5,901)   (20,233)
      Non cash revenue--Genmab...........................................................         --       (667)    (1,333)
      Equity in net loss of Genmab.......................................................         --        353      7,334
      Gain on disposition of Genmab stock................................................         --         --     (1,442)
      Deferred income taxes..............................................................         --    (13,075)       600
Changes in operating assets and liabilities:
   Other current assets..................................................................     (1,934)    (9,940)    (6,857)
   Trade accounts payable................................................................        226        843      1,676
   Accrued liabilities...................................................................        278      1,440     10,700
   Deferred contract revenue.............................................................      9,524     (3,168)    (2,111)
                                                                                          ----------  ---------  ---------
      Net cash used in operating activities..............................................     (5,610)   (14,374)    (7,690)
Investing activities:
   Purchase of property, buildings and equipment.........................................       (740)   (21,561)   (55,009)
   Increase in investment in Genmab......................................................         --    (18,000)        --
   Decrease (increase) in investments and advances to affiliates and partners............         62    (14,902)    (6,750)
   Decrease (increase) in segregated cash................................................         --    (20,768)    20,768
   Purchase of marketable securities.....................................................     (4,000)  (294,431)  (175,500)
   Sales of marketable securities........................................................     17,842     47,641      7,544
                                                                                          ----------  ---------  ---------
      Net cash provided by (used in) investing activities................................     13,164   (322,021)  (208,947)
Financing activities:
   Cash received from sales of securities, net...........................................      2,452    400,457        420
   Proceeds from sale of convertible subordinated notes, net.............................         --         --    169,114
   Principal payments under debt obligations.............................................        (51)       (31)       (25)
                                                                                          ----------  ---------  ---------
      Net cash provided by financing activities..........................................      2,401    400,426    169,509
                                                                                          ----------  ---------  ---------
      Net increase in cash and cash equivalents..........................................      9,955     64,031    (47,128)
Cash and cash equivalents at beginning of period.........................................      4,411     14,366     78,397
                                                                                          ----------  ---------  ---------
Cash and cash equivalents at end of period............................................... $14,366.00  $  78,397  $  31,269
                                                                                          ==========  =========  =========
Supplemental disclosures of cash flow information
   Cash paid during period for:
      Income taxes....................................................................... $       --  $     292  $      --
                                                                                          ----------  ---------  ---------
      Interest........................................................................... $        8  $       3  $       1
                                                                                          ----------  ---------  ---------

             See notes to these consolidated financial statements.

                        MEDAREX, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)

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

   The Company has three wholly-owned subsidiaries: Medarex Europe B.V. which was incorporated in the Netherlands on October 31, 1996; Houston Biotechnology Incorporated ("HBI") which was acquired on February 28, 1997; and GenPharm International, Inc. ("GenPharm") which was acquired on October 21, 1997. The Company also holds equity interests in various companies and accounts for them either through the equity or cost methods. As of December 31, 2001, the Company has significant investments in Genmab A/S ("Genmab") (see Note 12) and Immuno-Designed Molecules ("IDM") S.A. (see Note 13). The Company's operations constitute one business segment. All significant intercompany balances and transactions have been eliminated in consolidation.

2.  Significant Accounting Policies

   Cash Equivalents

   The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company invests its cash in deposits with major financial institutions, money market funds and notes issued by the U. S. government.

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

   Financial Instruments

   The fair values of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities and convertible subordinated notes payable are not materially different from their carrying amounts as of December 31, 2000 and 2001. Receivables from corporate partners are concentrated primarily in the pharmaceutical and biotechnology industries. Although the Company's partners are concentrated primarily within these two industries, management considers the likelihood of material credit risk as remote.

   Inventory

   Inventory consists primarily of antibodies to be sold to Genmab and is stated at the lower of cost or market with cost determined on a first-in, first-out basis.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)


   Property, Buildings and Equipment

   Property, buildings and equipment are stated at cost. Depreciation is determined using straight-line methods over the estimated useful lives of the various asset classes. Useful lives for buildings and building improvements, furniture and fixtures and machinery and equipment principally range from fifteen to thirty years, five years and three to five years, respectively. Leasehold improvements are amortized over the estimated useful lives of the assets or the related lease terms, whichever is shorter.

   Transactions in Affiliates Stock

   At the time an affiliate sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that affiliate increases proportionately to its equity basis in the affiliate. If at that time the affiliate is a newly-formed start-up, a research and development or a development stage company, the Company's proportionate share of the affiliates' equity resulting from the additional equity raised is accounted for as an equity transaction under Accounting Principles Board ("APB") Opinion No. 18 and Staff Accounting Bulletin ("SAB") No. 51. Such transactions are reflected as equity transactions in the accompanying statement of shareholders' equity. If an affiliate's common stock is listed on a national market and the Company's investment in the affiliate is not accounted for under the equity method, then the investment is classified as marketable securities and carried at fair market value.

   Revenue Recognition

   The Company sells antibodies primarily to corporate partners in the United States and overseas. Revenue from these sales is recognized when the products are shipped.

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

   Non-refundable upfront payments received in connection with research and development collaboration agreements are deferred and recognized on a straight-line basis over the relevant periods in the agreement, generally the research term.

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

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)


   Stock Based Compensation

   In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense for stock options granted at fair market value. Note 8 to the consolidated financial statements contains a summary of the pro-forma effects to reported net loss and loss per share for 1999, 2000 and 2001 as if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

   Foreign Currency Translation

   Investments in foreign affiliates have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board ("FASB") Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss).

   Restatement of 2000 Consolidated Financial Statements

   The Company's 2000 consolidated financial statements have been restated to reflect its proportionate share of the restated 2000 net loss of Genmab A/S. The 2001 financial statements of Genmab A/S include a restated reconciliation of the net loss according to Danish generally accepted accounting principles and accounting principles generally accepted in the United States for 2000 to record additional compensation expense related to stock awards. The effect of the restatement by Genmab has resulted in a decrease to the 2000 net income of Medarex of $273 ($0.01 per basic and diluted share).

   Net Income (Loss) Per Share

   Basic and diluted earnings per share is calculated in accordance with the FASB SFAS No. 128, Earnings per Share. Basic earnings per share is based upon the number of weighted average shares of common stock outstanding. Diluted earnings per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock are outstanding stock options which are included under the treasury stock method for the year ended December 31, 2000. For the years ended December 31, 1999 and 2001, potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.

   The computation of basic and diluted earnings per share for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                                           1999        2000       2001
                                                           ----        ----       ----
                                                                    (Restated)
Numerator:
   Net income (loss)...................................   $(17,031)     $3,061    $(2,687)
                                                          ========      ======    =======
Denominator:
   Denominator for basic net income (loss) per share
     --weighted average shares......................... 63,840,000  71,532,000 73,937,000
   Effect of dilutive securities:
       Stock options...................................         --   1,700,000         --
   Denominator for diluted net income (loss) per share  63,840,000  73,232,000 73,937,000
     --adjusted weighted-average shares................ ----------  ---------- ----------
Basic net income (loss) per share......................     $(0.27)      $0.04     $(0.04)
Diluted net income (loss) per share....................     $(0.27)      $0.04     $(0.04)

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)


   The following options to purchase shares of common stock were outstanding during 2000, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the year and, therefore, the effect would be antidilutive:

                    Number of options.............. 142,200
                    Weighted-average exercise price  $53.50

   Impact of Recently Issued Accounting Pronouncements

   In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have infinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of Statement No. 142, which is not expected to have a material impact on our operating results or financial position.

   In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time (i.e., accretion expense) and changed in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt Statement 143 for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating Statement No. 143 and the effect that it will have on our consolidated financial statements.

   In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Statement No. 144 supersedes Statement No. 121 and identifies the methods to be used in determining fair value. The Company is currently reviewing the impact of Statement No. 144 and does not believe adoption of this statement will have a material impact on our operating results or financial position.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)


3.  Available for Sale Investments

   Available for sale investments consist of the following as of December 31:

                                                  2000                            2001
                                     ------------------------------- -------------------------------
                                              Unrealized  Estimated           Unrealized  Estimated
                                       Cost   Gain (Loss) Fair Value   Cost   Gain (Loss) Fair Value
                                     -------- ----------- ---------- -------- ----------- ----------
Money market funds (included in cash
  and cash equivalents)............. $ 72,727   $   --     $ 72,727  $ 27,365   $    --    $ 27,365
U.S. Treasury Obligations...........   26,158      237       26,395    59,667       995      60,662
U.S. Corporate Debt Securities......  234,420    2,416      236,836   362,877     5,613     368,490
Equity Securities...................    2,556     (581)       1,975     8,544    (2,013)      6,531
                                     --------   ------     --------  --------   -------    --------
                                     $335,861   $2,072     $337,933  $458,453   $ 4,595    $463,048
                                     ========   ======     ========  ========   =======    ========

   The Company's available for sale investments have the following maturities at December 31, 2001:

               Due in one year or less................. $ 74,361
               Due after one year, less than five years  262,825
               Due after five years....................  125,862

4.  Balance Sheet Detail

   Other current assets consist of the following as of December 31:

                                                   2000    2001
                                                  ------- -------
              Receivables from corporate partners $ 4,174 $10,742
              Interest and dividends receivable..   6,460   4,561
              Deferred tax benefit...............   8,743   3,324
              Inventory..........................      --   3,186
              Due from Officer...................      --     775
              Payroll taxes receivable--employees     363      --
              Other..............................   3,682   2,272
                                                  ------- -------
                                                  $23,422 $24,860
                                                  ======= =======

   Included in "Due from Officer" is a promissory note of approximately $751 for the payment of taxes from the Company's President and Chief Executive Officer in connection with the transfer by the Company to the Company's President and Chief Executive Officer of Genmab shares as a stock-based bonus (See Note 12). The note, including all interest, was repaid on February 12, 2002. The note was due no later than five years from issuance and was full recourse. Interest was payable on the stated maturity or any accelerated maturity at the prime rate, compounded quarterly. This loan related to income taxes payable by the individual in connection with the stock bonus.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)


   Other assets consist of the following as of December 31:

                                                2000    2001
                                               ------- -------
                  Deferred tax benefit........ $12,131 $13,708
                  Deferred debt issuance costs      --   5,281
                  Other.......................     424     382
                                               ------- -------
                                               $12,555 $19,371
                                               ======= =======

   Accrued liabilities consist of the following as of December 31:

                                                        2000   2001
                                                       ------ -------
          Accrued construction and equipment costs.... $  431 $ 5,648
          Accrued interest............................     --   4,047
          Accrued compensation........................  2,229   3,355
          Accrued license fees........................     --   2,835
          Accrued database subscriptions..............     --   2,500
          Accrued professional fees...................  1,022     815
          Due to Essex Chemical Corp..................    667     667
          Accrued clinical trial exp..................    511     133
          Other.......................................  1,085   1,485
                                                       ------ -------
                                                       $5,945 $21,485
                                                       ====== =======

5.  Taxes

   Income tax expense is determined using the liability method.

   The provision (benefit) for income taxes is as follows:

                                               Year ended December 31
                                               -----------------------
                                                1999      2000    2001
                                               -------  --------  ----
         Federal
            Current........................... $    --  $  5,134  $ --
            Deferred..........................      --   (16,978)   --
                                               -------  --------  ----
                Total federal.................      --   (11,844)   --
         State
            Current...........................    (522)    1,357    --
            Deferred..........................      --    (3,296)   --
                                               -------  --------  ----
                Total state...................    (522)   (1,939)   --
         Foreign
            Current...........................   1,200       108    --
            Deferred..........................  (1,200)      600   600
                                               -------  --------  ----
                Total foreign.................      --       708   600
                                               -------  --------  ----
                   Total...................... $  (522) $(13,075) $600
                                               =======  ========  ====

   The current state tax provision (benefit) in 1999 and 2000 include $1,434, and $944, respectively, attributable to the Company's sale of certain state net operating loss and credit carryforwards. The Company had no such sales in 2001. The current and deferred foreign tax provisions relate to foreign withholding taxes.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)


   A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal income rate of 34% to income before provision (benefit) for income tax is as follows:

                                                              Year ended December 31
                                                            --------------------------
                                                             1999      2000     2001
                                                            -------  --------  -------
Computed at statutory rate................................. $(5,968) $ (3,085) $  (637)
State income taxes, net of federal tax effect..............    (338)      648       --
Loss of foreign subsidiary.................................     346       515    2,705
Permanent items related to the acquisition of subsidiaries,
  the write off of technology and investment in foreign
  joint venture............................................   2,550        --       --
Foreign withholding taxes..................................      --       671      600
Change in valuation allowance related to unrealized gain...      --   (20,274)      --
Other......................................................      33       321       15
Other change in deferred tax valuation reserve.............   2,855     8,129   (2,083)
                                                            -------  --------  -------
                                                            $  (522) $(13,075) $   600
                                                            =======  ========  =======

   The components of deferred tax assets and liabilities consist of the following as of December 31:

                                                              2000      2001
                                                            --------  --------
Deferred tax assets:
   Net operating loss carryforwards........................ $ 26,502  $ 35,045
   Accrued compensation....................................    3,450        --
   Fixed assets............................................       --     1,280
   R&D capitalized for tax purposes........................    4,148     4,217
   Deferred revenue........................................   17,828     9,010
   Research credits........................................    3,190     3,936
   Foreign withholding tax.................................      600        --
   Other...................................................      300       478
                                                            --------  --------
                                                              56,018    53,966
   Deferred tax asset valuation allowance..................  (34,945)  (36,934)
                                                            --------  --------
                                                              21,073    17,032
                                                            --------  --------
Net deferred tax liabilities:
   Unrealized gain.........................................   20,274    17,032
   Other...................................................      199        --
                                                            --------  --------
                                                              20,473    17,032
                                                            --------  --------
Net deferred tax assets.................................... $    600  $     --
                                                            ========  ========

   At December 31, 2001, approximately $11,640 of the deferred tax asset related to net operating loss ("NOL") carryforwards and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options and the disqualifying disposition of stock acquired with incentive stock options. Such benefits, when realized, are credited to additional paid-in capital.

   At December 31, 2001, the Company had federal NOL carryforwards of approximately $93,081. The NOL carryforwards expire in 2002 ($45), 2003 ($196), 2004 ($524), 2006 ($863), 2007 ($3,985), 2008 ($5,533), 2009

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)

($7,592), 2010 ($6,395), 2011 ($7,028), 2012 ($9,642), 2018 ($20,925), 2019
($2,575), 2020 ($13,473) and 2021 ($14,305). During 2000 the Company determined that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred during 1998. The effect of the ownership change is the imposition of a $3,193 annual limitation on the use of NOL carryforwards attributable to periods before change. At December 31, 2001, the amount of NOL subject to the limitation was $47,070 and the amount not subject to limitation was $46,011.

   The Company had federal research tax credit carryforwards at December 31, 2001 of approximately $3,017 which expire between 2005 and 2021. As a result of the 1998 ownership change under Section 382, the use of approximately $1,358 of these carryforwards is subject to limitation.

   As a result of the acquisition of HBI, the Company had additional federal NOL carryforwards at December 31, 2001 of approximately $7,481. The NOL carryforwards expire as follows: 2001 ($145), 2002 ($900), 2003 ($1,038), 2005
($295), 2006 ($783), 2007 ($666), 2008 ($781), 2009 ($114), 2013 ($74), and
2018 ($2,685). Also related to this acquisition, the Company had research credit carryforwards of approximately $672 which expire between 2005 and 2010. The use of these NOL and credit carryforwards is subject to an annual limitation under Section 382. The Company has not determined the amount of the limitation.

   At December 31, 2001, the Company had a state NOL carryforward of approximately $22,730 that expires in 2007 ($11,700) and 2008 ($11,030).

6.  Convertible Subordinated Notes

   On June 26, 2001, the Company completed a public offering of $175,000, 4.5% Convertible Subordinated Notes due 2006. The notes are convertible into shares of common stock at a ratio of 34.6789 per each $1,000 principal amount of the notes ($28.84 per share), subject to adjustment, and mature in July 2006. The Company received net proceeds from the public offering of approximately $169,100. As of December 31, 2001, we had 6,067,961 shares of common stock reserved for issuance pursuant to the conversion of $175,000 aggregate principal amount of our 4.5% Convertible Subordinated Notes due 2006. The cost of issuance of the notes of approximately $5,886 have been deferred and are being amortized over the term of the related notes. The amortization of these costs are reflected in interest expense.

   The Company will pay interest on the notes on January 1 and July 1 of each year. The first interest payment was made on January 1, 2002 and carried with it an interest payment of $23.125 per $1,000 principal amount of notes due to the additional five days of interest that had been accrued based on the closing date of June 26, 2001. Interest payable per $1,000 principal amount of notes for each subsequent interest period will be $22.50. Interest will be calculated on the basis of a 360-day year consisting of twelve 30-day months.

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

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)


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

   On and after July 1, 2004, the Company may redeem the notes, in whole or in part, at its option, at the redemption prices specified below. The redemption price, expressed as a percentage of principal amount, is as follows for the 12-month periods beginning on July 1 of the following years:

               Redemption
                 Year                                      Price
               ----------                                  -----
               2004....................................... 101.8%
               2005....................................... 100.9%

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

7.  Shareholders' Equity

   In November 1999, Novartis Pharma AG ("Novartis") made a $1,000 equity purchase of 246,002 shares of the Company's common stock pursuant to a license agreement for the rights to use the HuMAb-Mouse technology. This payment represents the second disbursement by Novartis pursuant to a license agreement for the rights to use the HuMAb-Mouse technology. Of this amount, $900 is included in equity and $100 was amortized into contract revenue as Novartis evaluated additional HuMAb-Mouse targets.

   On March 3, 2000 the Company completed a follow-on public offering of 4,798,408 shares of common stock at a price of $86.00 per share resulting in net proceeds to the Company of approximately $388,100.

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

   In May 2001, the Company's board of directors adopted a stockholder rights plan. The stockholder rights plan provides for a dividend of one preferred share purchase right on each outstanding share of the Company's common stock. Each right entitles stockholders to buy 1/1000th of a share of the Company's Series A junior

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)

participating preferred stock at an exercise price of $150.00. Each right will become exercisable following the tenth day after person or group announces an acquisition of 20% or more of the Company's common stock. The Company will be entitled to redeem the rights at $0.001 per right at any time on or before the close of business on the tenth day following acquisition by a person or group of 20% or more of the Company's common stock.

8.  Stock Options

   The Company has twelve Stock Option Plans (the "Plans"). The purchase price of stock options under the Plans is determined by the Stock Option Committee of the Board of Directors of the Company (the "Committee"). The term is fixed by the Committee, but no incentive stock option is exercisable after 10 years from the date of grant. As a result of the 1997 HBI acquisition, outstanding HBI options were converted to 374,942 Medarex options. At December 31, 2001, a total of 1,869,000 shares were available for future grants under the Plans.

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

   A summary of the Company's stock option activity and related information for the years ended December 31, 1999, 2000 and 2001 follows:

                                                       1999                 2000                2001
                                               -------------------  -------------------  ------------------
                                                           Weighted             Weighted            Weighted
                                                Common     Average   Common     Average   Common    Average
                                                 Stock     Exercise   Stock     Exercise   Stock    Exercise
                                                Options     Price    Options     Price    Options    Price
                                               ----------  -------- ----------  -------- ---------  --------
Outstanding at beginning of year..............  5,581,854   $ 2.09   5,181,264   $ 2.87  3,894,592  $  7.47
   Granted....................................  1,898,900     3.14   1,736,110    32.26  3,111,850    18.66
   Exercised.................................. (2,112,330)   (1.05) (2,664,782)   (3.35)  (202,800)   (5.49)
   Canceled...................................   (187,160)   (2.91)   (358,000)   (3.44)   (38,451)  (34.01)
                                               ----------           ----------           ---------
Outstanding at end of year....................  5,181,264     2.87   3,894,592     7.47  6,765,191    17.21
                                               ==========           ==========           =========
Exercisable at end of year....................  3,282,364            2,158,481           3,653,341
                                               ==========           ==========           =========
Weighted average fair value of options granted
 during the year..............................              $ 2.34               $29.94             $ 15.64

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)


   Stock options outstanding at December 31, 2001 are summarized as follows:

                                              Weighted Average
       Range of        Outstanding Options at    Remaining     Weighted Average
    Exercise Price       December 31, 2001    Contractual Life  Exercise Price
    --------------     ---------------------- ---------------- ----------------
 $1.47 to $5.60.......       2,457,781              6.03            $ 2.81
 $12.59 to $19.92.....       1,890,650              9.71            $13.30
 $20.06 to $27.81.....       1,033,710              9.05            $26.70
 $28.00 to $97.07.....       1,383,050              8.79            $40.88
                             ---------
                             6,765,191
                             =========

   The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and applies APB Opinion No. 25 and related interpretations in accounting for its Plans. If the Company had elected to recognize compensation expense based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below.

                                                1999      2000      2001
                                              --------  --------  --------
                                                       (Restated)
    Net income (loss)--as reported........... $(17,031) $  3,061  $ (2,687)
    Net loss--pro-forma...................... $(18,388) $(21,869) $(26,788)
    Income (loss) per share--as reported..... $   (.27) $    .04  $   (.04)
    Loss per share--pro-forma................ $   (.29) $   (.30) $   (.36)

   The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

                                              1999     2000     2001
                                             -------  -------  -------
        Expected dividend yield.............       0%       0%       0%
        Expected stock price volatility.....    99.8%   155.3%  120.10%
        Risk-free interest rate.............     5.5%     5.5%    4.00%
        Expected life of options............ 5 years  5 years  5 years

9.  Executive Deferred Compensation Plan

   Effective March 31, 1999, the Company instituted an executive deferred compensation plan to permit certain individuals to defer the gain on the exercise of stock options to a specified future period. In June 1999, six individuals deferred the gain on the exercise of options to purchase 1,205,000 shares of the Company's common stock which is included as treasury stock in the Company's December 31, 2000 and December 31, 2001 consolidated balance sheets. The Company's executive deferred compensation plan does not permit diversification and must be settled by the delivery of 1,181,042 shares of the Company's stock over various periods of time ranging from 12 to 36 months, which may begin in May 2002. Accordingly, changes in the fair value of the amount owed to the individuals are not recognized. In 2001 one individual elected to withdraw early from this plan reducing the balance in treasury stock by 75,744 shares to 1,129,256 shares and reduce the deferred compensation by $211.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)



10.  Warrants

   On August 4, 1998, certain of the former GenPharm stockholders assigned their rights to receive $25,123 of the remaining balance of the purchase price of GenPharm to Bay City Capital ("BCC") Partners. As part of this transaction, the Company issued to BCC warrants to purchase 909,592 shares of common stock at an exercise price of $5.00 per share exercisable over a period of seven (7) years. In 2000, all the BCC warrants were exercised.

11.  Research and Development Agreements

   The Company has a significant number of research and development agreements related to its discovery and development strategy. The following is a description of certain of these agreements which have had, or may have, a significant financial impact.

   On April 26, 1996, the Company announced that it had entered into a collaboration agreement with Aventis Behring L.L.C. ("Aventis Behring"), a Delaware limited liability company formed through a joint venture of Hoechst AG and Rhone-Poulenc Rorer, Inc., to develop and market MDX-33. This collaboration provides for the joint development of MDX-33 by the Company and Aventis Behring. Subject to the terms of the arrangement, the Company is primarily responsible for product development, clinical testing through Phase II trials and the manufacture of all products used in clinical trials. Aventis Behring is primarily responsible for the payment of all expenses associated with Phase I and Phase II clinical trials of MDX-33 to be conducted by the Company, up to a maximum of $20,000. If such trials are successfully completed, Aventis Behring will be primarily responsible for Phase III clinical trials, regulatory approvals, product commercialization and the costs associated therewith. In addition, under the terms of the arrangement, Aventis Behring paid to the Company in 1996 an upfront fee of $1,000 which was included in contract and license revenue and funded research and development of $900 over three years starting in July of 1996. Aventis Behring may also provide the Company with up to $10,000 of additional funding upon the achievement of certain milestones. In 1999, 2000 and 2001 the Company recognized $353, $261 and $2,241 in contract revenue from Aventis Behring, respectively.

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

   In February 1997, GenPharm entered into a Research and Commercialization Agreement with Centocor, Inc. ("Centocor") (now a subsidiary of Johnson & Johnson). This agreement provides Centocor with a research license in return for annual license fees. Further, Centocor was granted an option to obtain exclusive worldwide marketing and manufacturing rights to any antibodies which are developed under the terms of the agreement contingent upon Centocor making equity investments in GenPharm (now the Company). Under the terms of the agreement, in October 1998, Centocor exercised its option by making a $4,000 equity purchase and received 1,800,680 shares of the Company's common stock. The agreement provides for benchmark payments on the achievement of certain milestones and royalty payments on product sales. In May 2000, the Company announced a broad antibody development agreement with Centocor. This new agreement allows Centocor and other affiliates of Johnson & Johnson to access the Company's HuMAb-Mouse technology for an unlimited number of targets.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)

Under the terms of the agreement, the Company received technology access fees, and could also receive license fees, milestone fees and royalties on product sales. In 1999, the Company received a $4,000 milestone payment from Centocor. In 2000 and 2001, the Company recognized revenue of $104 and $150, respectively, from the new agreement.

   In August 1998, the Company received a $1,200 milestone payment from Merck KGaA in exchange for 384,000 shares of the Company's common stock. The milestone payment was triggered by clinical development progress of MDX-447, an anti-cancer treatment developed jointly by Merck KGaA and Medarex. Merck KGaA obtained the exclusive option to negotiate for worldwide licensing rights, with the Company retaining United States rights, in return for an option fee of $1,500, which was recognized in contract revenue in 1999, and Merck KGaA's agreement to pay fully for Phase II clinical trials of MDX-447.

   In December 1998, the Company and Novartis entered into a global licensing arrangement involving the Company's HuMAb-Mouse technology. Under the terms of the agreement, Novartis obtains the rights to use the HuMAb-Mouse technology for an unlimited number of targets for up to ten years. Under the terms of the arrangement, Novartis made an initial equity investment in the Company by purchasing 1,023,018 shares of common stock for an aggregate purchase price of $2,000, which represented a premium to the market price on the day of the transaction. An additional 246,002 shares of the Company's common stock or a $1,000 equity investment was made in November 1999 the first anniversary of the agreement. A further $3,000 in equity purchases may be made after the initial five year term of the agreement. On the fifth anniversary of the agreement, Novartis may also purchase $2,000 of Medarex common stock at a price equal to one hundred and ten percent of the average of the closing sales prices of Medarex's common stock on the Nasdaq National Market, or Nasdaq, on the twenty consecutive days prior to such anniversary. Additionally, on the sixth anniversary of the agreement, Novartis may purchase $1,000 of Medarex common stock at a price equal to one hundred and ten percent of the average of the closing sales prices of Medarex's common stock on the Nasdaq National Market on the twenty consecutive days prior such anniversary. In addition, the Company could receive license fees, milestone payments and royalties on sales of products made utilizing the HuMAb-Mouse technology.

   In December 1999, the Company entered into a strategic alliance with Kirin Brewery Co., Ltd., ("Kirin") providing for the global commercialization of technology for creating fully human monoclonal antibodies. Under the terms of this alliance, Kirin paid the Company $12,000 in upfront fees in December 1999. The Company recognized $6,000 as revenue in each of 2000 and 2001, as the required work was performed. In addition, Kirin was designated as the primary distributor of the Company's HuMAb-Mouse technology in Asia, and the Company was designated as the primary distributor of Kirin's TC Mouse outside of Asia. In addition the Company has exchanged broad licenses with Kirin, subject to milestone and royalty payments, for in-house use of each other's technology for the development of human antibody therapeutic products.

   In January 2000, the Company entered into a binding letter of intent with Scil Biomedicals GmbH ("Scil") for the development of MDX-210, its antibody-based product for the treatment of cancers over expressing HER-2, for applications outside cellular therapy. Scil has paid the Company $500, which is being recognized as revenue over a 36-month period as the related services are provided.

   In August 2000, the Company entered into an agreement with Scil whereby the Company transferred certain development and commercialization rights for MDX-RA to Scil. A Phase III placebo controlled clinical trial of MDX-RA for the prevention of secondary cataracts was commenced by Medarex in December 1997. In November 1998, the Company voluntarily suspended the Phase III trial after 565 patients had been treated. The reason for the suspension was the occurrence of serious adverse events, or SAEs, in seven patients receiving a placebo and six treated with MDX-RA. At this time, in light of current market conditions relating to secondary

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)

cataracts and the data from the suspended Phase III trial, it is unlikely that the Company will resume clinical trials with respect to MDX-RA.

   Scil paid the Company $2,000 in 2000 which is being recognized as revenue over a 36-month period as the related services are being provided. In 2000 and 2001, the Company recognized revenue of $3,971 and $1,629, respectively, related to MDX-210 and MDX-RA of which $3,423 and $635, respectively, represented the funding of research and development and $548 and $994, respectively, represented the amortization of a portion of license fees. The Company's collaboration with Scil was terminated in January 2002.

   In February 2000, the Company entered into a binding letter of intent with Eos to develop and commercialize genomics-derived antibody-based therapeutic products. The Company also has an agreement with Eos to generate fully human monoclonal antibodies to several target antigens. Pursuant to the letter of intent, on May 15, 2000 the Company paid $5,000 to Eos and deposited an additional $20,000 in a third party escrow account, to be released over time to Eos upon the achievement of certain milestones. This escrow deposit is included on the December 31, 2000 balance sheet as segregated cash. In September 2000, the Company purchased shares of preferred stock of Eos for an aggregate purchase price of $2,500 which was part of a $27,500 private placement. This investment is accounted for under the cost method. Dr. Frederick B. Craves, a member the Company's board of directors, is also a member of the board of directors of Eos. BCC Acquisition I LLC ("BCC Acquisition"), which beneficially owns approximately 5.2% of the Company's common stock, is an affiliate of The Bay City Capital Fund I, L.P. ("BCC Fund"), which owns approximately 15% of the shares of Eos's capital stock. Dr. Craves is a principal of Bay City Capital LLC, an affiliate of BCC Fund, which is one of the members of BCC Acquisition.

   In April 2001, the Company and Eos entered into a new binding letter of intent which superseded the terms of their letter of intent of February 2000. The collaboration is now structured to more closely resemble the Applied Genomics collaborations that the Company entered into with other partners during 2000 and 2001. This restructured agreement allows the Company and Eos to jointly develop and commercialize fully human monoclonal therapeutic products to multiple disease targets identified by Eos. The Company plans to generate antibodies to the Eos targets using its fully human antibody technology. The Company and Eos expect to share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. The Company has agreed to transfer certain of its rights and responsibilities to develop and commercialize collaboration products outside North America to Genmab. In exchange, Genmab will be responsible for a portion of the development and marketing costs associated with the collaboration that would otherwise be borne by the Company. Under the prior Letter of Intent, Eos had been responsible for all costs of developing the products through Phase IIa clinical trials, and the Company has agreed to provide funding to Eos of $25,000, $5,000 of which was paid to Eos in 2000 and $20,000 of which was deposited into an escrow account in 2000 and was classified as segregated cash on the Company's balance sheet. As a result of the restructured agreement, $5,000 plus interest ($279) was returned to the Company in April 2001, and was recorded in the second quarter 2001 Consolidated Statement of Operations as a $5,000 reduction in research and development expenses, and the interest received was recorded as interest income. In addition, the $20,000 that had been deposited into a third-party escrow account and carried on the Company's balance sheet as segregated cash was released from such escrow account and returned to the Company and the $20,000 plus earned interest ($1,042) was reclassed to cash and cash equivalents in the Company's balance sheet during the second quarter of 2001. In addition, the $75,000 of credits that Eos would have been able to use against license fees, milestone payments and royalties that the Company may otherwise have received under its August 1999 collaboration with Eos has been eliminated from the restructured collaboration.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)


   In September 2000, the Company entered into a binding memorandum of understanding with Oxford GlycoSciences plc, ("OGS"), to develop novel therapeutics produced through the joint application of Medarex's fully human monoclonal antibody technology and OGS proprietary proteomics technology for high-throughput protein analysis and target validation. The Company's European rights to these products are subject to its Collaboration with Genmab (see Note
12). The Company and OGS will share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. As part of this agreement, the Company made a $5 million equity investment in OGS. The Company subsequently sold one half of this equity interest to Genmab for $2.5 million, the Company's cost for such equity interest (see Note 12). The Company's President and Chief Executive Officer is a member of the board of directors of OGS.

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

   In February 2001, the Company and Immusol, Inc. ("Immusol"), a privately held biopharmaceutical company, announced the formation of a strategic alliance for the development of fully human antibody therapeutic products. The Company expects to employ its UltiMAb Human Antibody Development System to develop high affinity, fully human antibodies to therapeutic targets discovered by Immusol's Inverse Genomics(TM) technology platform. Under the terms of the agreement, the two companies will share responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. Additionally, the Company has made a $5,000 equity investment in Immusol, which was part of a $108,750 financing.

   In April 2001, the Company entered into a collaboration with Northwest Biotherapeutics, Inc. ("NWBio") to jointly develop and commercialize fully human antibody therapeutic products to specific cancer targets identified by NWBio. The Company plans to generate antibodies to the NWBio targets using its fully human antibody technology. NWBio will initially contribute four cancer-related targets to the collaboration, and will contribute four additional targets to the collaboration over the next four years. The Company and NWBio expect to share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. In addition, the Company made a $4,000 equity investment in NWBio, which was part of a $10,000 private placement.

12.  Transactions with Genmab

   In March 1999, the Company and BankInvest Biomedical Development Venture Fund formed Genmab A/S, a new Danish company established to develop and commercialize a portfolio of fully human antibodies derived from the Company's HuMAb-Mouse technology.

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

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)

connection with Genmab's private placement in May 2000, the Company made a cash investment of $18,000 in order to maintain the approximate 44% ownership interest in Genmab. In August 2000, the Company received additional equity in connection with the European Genomics Agreement (as described below) which increased the Company's equity interest in Genmab to approximately 45%.

   In October 2000, Genmab completed an initial public offering ("IPO") of its ordinary shares and raised approximately $187,000. As a result of Genmab's IPO, the Company's equity interest in Genmab was reduced to its current level of approximately 33%. The market value of the investment in Genmab is approximately $143,500 as of December 31, 2001.

   In August 2000, the Company entered into a binding memorandum of understanding, or the Genomics Agreement, with Genmab pursuant to which the Company granted Genmab rights to market the Company's transgenic mouse technologies for multi-target (five or more targets) genomics partnerships to certain pharmaceutical and biotechnology companies whose headquarters are located in Europe. Under the terms of the Genomics Agreement, Genmab may market the Company's transgenic mouse technology for multi-target partnerships to any European-based company, or for non-multi-target (less than five targets) partnerships, to any company worldwide, except for: (i) certain partners of the Company, including Novartis AG, Merck KGaA, Schering AG, Aventis Behring, IDM and Scil; and (ii) any European based pharmaceutical company with worldwide revenues in excess of $1,000,000 in 1999, provided, however, that Genmab may market the Company's human antibody technology to Sanofi/Synthelabo and Boehringer Ingelheim. The Company also has the right to participate in Genmab's multi-target partnerships, thereby sharing in certain costs and commercial benefits. The Company also has certain rights to develop and commercialize outside of Europe products arising from such European-based alliances. The Company retains all rights to market its technology to companies headquartered outside of Europe and to all companies for non-multi-target partnerships in Europe. Certain license fees, milestones and royalties due the Company under the previously existing Agreement between the Company and Genmab were reduced. The Genomics Agreement also provides that, under certain circumstances, the Company must negotiate in good faith to manufacture antibodies for such partnerships.

   In addition, under the terms of the Genomics Agreement, the Company granted Genmab an option to receive certain rights in Europe with respect to the development and commercialization of up to four antibody products the Company may obtain through its alliance with Eos. Finally, the Genomics Agreement grants Genmab certain rights to access technologies acquired by the Company from Biosite Incorporated ("Biosite") and Kirin.

   In August 2000, under the Genomics Agreement, the Company received 279,760 shares of Genmab stock valued at $2,000 based upon a recently completed private placement representing payment for the first year. The Genomics Agreement has an initial term of five years with a right exercisable by Genmab to extend the term for an additional two years. For each year of the agreement and during the term of any extension, the Company will receive $2,000 per year from Genmab. At Genmab's option, these amounts may be paid in either cash or capital stock. During the year ended December 31, 2000, the Company recognized $667, and in 2001 $2,000 of revenue from this agreement.

   In September 2000, the Company and Genmab entered into an amended Genomics Agreement, or the Amended Genomics Agreement, pursuant to which the Company agreed to assign to Genmab 100% of the Company's economic interests to each product the Company jointly develops with OGS (a "Medarex/OGS Product") and sells in Europe and 50% of its economic interest in each Medarex/OGS Product sold outside North America and Europe. Under the terms of the Amended Genomics Agreement, if a Medarex/OGS Product is intended to be sold only in Europe, Genmab will reimburse the Company for 100% of the Company's research,

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)

development, manufacturing and commercialization expenses associated with such product. If the Medarex/OGS Product is to be sold only in North America, Genmab will not be obligated to reimburse the Company for any such expenses. In all other cases, Genmab will reimburse the Company for 50% of such expenses. In addition, on November 2000, Genmab purchased one-half of the Company's equity interest in OGS for $2,500.

   In October 2000 Genmab announced the completion of the initial public offering of its ordinary shares. The global offering consisted of an issue of 6,000,000 new ordinary shares at a price of approximately $33.00 per share (based on the exchange rate at the time of the global offering) to be delivered either in the form of ordinary shares for trading on the Copenhagen Stock Exchange or in the form of Co-Ownership Interests ("COIS") for trading on the Neuer Market of the Frankfurt Stock Exchange. Each COIS represents one ordinary share. The issuance of the new ordinary shares resulted in gross proceeds to Genmab of approximately $187,000. As the result of this offering the Company's equity investment in Genmab was reduced to approximately 33%. The difference between the cost of the investment and the amount of the underlying equity in net assets of Genmab after the initial public offering was accounted for in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investment in Common Stock, and SAB No. 51, Accounting for Sales of Stock by a Subsidiary. This transaction is reflected as an equity transaction in the accompanying statement of shareholders' equity.

   In December 2001, 88,600 shares of the Company's Genmab stock were awarded as a bonus to the President of the Company, further reducing the Company's ownership percentage in Genmab to approximately 32.6% and resulting in additional non-cash compensation of approximately $1,598 which was offset by the gain on disposition of Genmab stock of $1,442.

   The Chairman of the Company's board of directors is also on the board of directors of Genmab. In addition, the President and Chief Executive Officer of the Company, who is also a member of the board of directors of the Company, and the President and Chief Executive Officer of Genmab are husband and wife. Until August 1, 2000, the President and Chief Executive Officer of Genmab was an executive officer of the Company; she currently has a consulting agreement with the Company. The Chief Scientific Officer of Genmab also has a consulting agreement with the Company.

   Summary financial information for Genmab is as follows as of and for the years ended December 31, 2000 and 2001:

                                               2000      2001
                                            ---------- ---------
                                            (Restated)
              Current Assets...............  $223,617  $ 195,709
              Non Current Assets...........    19,007     19,718
              Current Liabilities..........     4,688      8,303
              Non Current Liabilities......     5,084      3,553
              Net Sales....................        --         --
              Gross Profit.................        --         --
              Net Loss.....................    (2,922)   (22,075)

13.  Transactions with IDM

   In July 2000, the Company entered into an agreement with IDM whereby the Company licensed to IDM certain of its technologies in exchange for equity units in IDM. As a result of this transaction, the Company realized a gain from the transfer of its technology of approximately $40,500 (based upon an independent

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)

valuation). In accordance with SAB No. 101, Revenue Recognition in Financial Statements, the Company will recognize the approximately $40,500 gain as revenue over a two-year period for financial statement reporting purposes. During 2000 and 2001, the Company recognized $5,901 and $20,302, respectively, in revenue from this transaction. The balance of the $40,500 will be recognized in 2002. For tax reporting purposes, the entire gain on the transfer of technology was taxable to the Company at the time the transaction was closed in 2000.

   In October 2000, the Company participated in a private placement of IDM and purchased additional equity of $5,172 which was part of a $41,500 offering by IDM.

   The Company currently accounts for its interest in IDM under the cost method. The Company's equity ownership in IDM is 6% and with the closing of the agreement in September 2000, the Company was issued 7,528 Class B shares and 192,278 units, each unit comprising one Class B share and 19 warrants allowing each to purchase one convertible or redeemable bond into one Class B share. If the warrants are exercised and converted or redeemed, the Company would own an additional 3,653,282 Class B shares of IDM, which would give the Company an equity interest in IDM of approximately 29%. The warrants are exercisable between September 2002 and September 2010, for bonds that in turn are convertible into or redeemable in Class B shares six months after the exercise.

   The Company's President and Chief Executive Officer, who is also a member of Medarex's board of directors, is also a member of the board of directors of IDM.

14.  Commitments and contingencies

   The Company leases laboratory, production and office space in New Jersey. These leases expire on various dates between November 2004 and September 2008. The Company incurred rent expense of $2,768 in 1999, $2,474 in 2000 and $3,077 in 2001.

   The Company has secured a bank letter of credit pursuant to the requirements of its Annandale, New Jersey lease. This letter of credit in the amount of $1,300 is fully cash collateralized and the cash is categorized as segregated cash in the balance sheet.

   Future minimum lease commitments as of December 31, 2001 are as follows:

              2002........................................  2,140
              2003........................................  2,105
              2004........................................  2,038
              2005........................................  1,790
              2006........................................  1,327
              Remainder...................................  2,082
                                                           ------
                                                           11,482
                                                           ======

   The Company is a party to a number of license agreements which call for royalties to be paid by the Company if and when the Company commercializes products utilizing the licensed technology.

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)


   The Company has a contingent commitment to pay $1,000 to Essex Chemical Corporation ("Essex") without interest in installments equal to 20% of net after tax earnings of the Company in future years. The Company's contingent commitment, as amended, to pay up to $1,000 out of future earnings may be satisfied, at the Company's option, through the payment of cash or shares of the Company's common stock having a fair market value equal to the amount owed, provided that such shares are registered with the Securities and Exchange Commission. The Company has accrued $667 related to this liability during 2000, which remains outstanding at December 31, 2001.

   In November 2000, the Company purchased a facility in Milpitas, California for $14,600 to expand its animal facility to house the Company's HuMAb-Mice, research and development laboratories and related administrative offices. The Company had previously leased this facility.

   In January 2001, the Company purchased a facility and adjacent land in Bloomsbury, New Jersey to expand its research and development capabilities. The cost of the Bloomsbury facility including land and building was $9,200. For 2002, the Company expects to spend up to approximately $60,000 on building modifications and equipping its facilities, but this is subject to change.

   In addition, we have commitments for research funding and the use of a license for database products of approximately $10,500 in 2002 and approximately $3,000 per year thereafter through 2008.

   In the ordinary course of our business, the Company is at times subject to various legal proceedings. We do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

   On May 24, 2000, Lexicon Genetics Incorporated ("Lexicon") filed a complaint against Deltagen, Inc. in U.S. District Court for the District of Delaware alleging that Delatgen was willfully infringing the claims of United States Patent No. 5,789,215, under which Lexicon holds an exclusive license in the relevant field from our wholly-owned subsidiary GenPharm. This patent covers certain methods of engineering the animal genome, including certain methods for the productions of knockout mice.

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

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)


   Revenue from customers representing 10% or more of total revenues for the years ended December 31, 1999, 2000 and 2001 is as follows:

             Customer                                1999 2000 2001
             --------                                ---- ---- ----
             IDM....................................  --   27%  48%
             Kirin..................................  --   27%  14%
             Genmab.................................  --   11%  12%
             Scil...................................  --   18%   4%
             Centocor...............................  40%  --   --
             Merck KGaA.............................  31%  --   --

   No other single customer accounted for more than 10% of the Company's total revenues for the years ended December 31, 1999, 2000 and 2001, respectively.

16.  Employee Savings Plan

   The Company maintains a 401(k) savings plan. Employees may contribute up to 15% of their annual salaries. The Company may make matching contributions of up to 4% of a participant's annual salary. During 1999, 2000 and 2001, the Company made contributions to the plan totaling $77, $116 and $192, respectively.

17.  Quarterly Financial Information--Unaudited

   The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 2001.

2000                                                 First     Second     Third      Fourth     Total
----                                                -------  ---------- ---------- ---------- ----------
                                                             (Restated) (Restated) (Restated) (Restated)
Sales.............................................. $    55   $    58    $    37    $ 1,138    $  1,288
Contract and license revenues......................   2,078     3,051      5,637     10,403      21,169
                                                    -------   -------    -------    -------    --------
   Total revenue...................................   2,133     3,109      5,674     11,541      22,457
Cost of sales......................................      27        27         29      1,106       1,189
Income (loss) before provision (benefit) for income
  taxes............................................  (4,175)   (5,410)     1,166     (1,595)    (10,014)
Net income (loss)..................................  (4,325)   (5,560)    (2,899)    15,845       3,061
Basic net income (loss) per share.................. $ (0.06)  $ (0.08)   $ (0.04)   $  0.22    $   0.04
Diluted net income (loss) per share................ $ (0.06)  $ (0.08)   $ (0.04)   $  0.22    $   0.04

2001                                                 First     Second     Third      Fourth     Total
----                                                -------  ---------- ---------- ---------- ----------
Sales.............................................. $    66   $   190    $   623    $   253       1,132
Contract and license revenues......................   8,854     8,023     10,833     13,462      41,172
                                                    -------   -------    -------    -------    --------
   Total revenue...................................   8,920     8,213     11,456     13,715      42,304
Cost of sales......................................      28       106        361        147         642
Income (loss) before provision (benefit) for income
  taxes............................................   3,423     4,485     (2,534)    (7,461)     (2,087)
Net income (loss)..................................   3,273     4,335     (2,684)    (7,611)     (2,687)
Basic net income (loss) per share.................. $  0.04   $  0.06    $ (0.04)   $ (0.10)   $  (0.04)
Diluted net income (loss) per share................ $  0.04   $  0.06    $ (0.04)   $ (0.10)   $  (0.04)

                        MEDAREX, INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001
                   (Dollars in thousands, except share data)


18.  Subsequent Events

   In January 2002, the Company entered into a collaboration with Tularik, Inc. ("Tularik") to jointly develop and commercialize fully human antibody therapeutic products to specific cancer targets identified by Tularik. The Company plans to generate antibodies to the Tularik targets using its fully human antibody technology. Tularik will contribute three cancer-related targets to the collaboration. The Company and Tularik each expect to assume certain costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. In addition, the Company made an equity investment in Tularik.

   In January 2002, the Company and Scil terminated their collaboration related to the development of MDX-210 and MDX-RA for all applications. The Company has no remaining obligations to Scil under the Development and Collaboration License Agreement with Scil or any other agreement.

                               AUDITORS' REPORT

                       Report of Independent Accountants

To the Board of Directors and Shareholders of Genmab A/S:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Genmab A/S and its subsidiaries (a development stage enterprise) at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 and, cumulatively, for the period from June 11, 1998 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   Prior to fiscal year 2001, the Company prepared its financial statements in accordance with accounting principles generally accepted in Denmark. In addition, the financial statements for such prior years included a footnote disclosing the affect of the application of accounting principles generally accepted in the United States on the determination of the Company's consolidated net loss for each of the periods presented therein. As discussed in note 19 to the financial statements, the Company has restated its previously reported net loss for fiscal year 2000 to conform with accounting principles generally accepted in the United States.

                                          PRICEWATERHOUSECOOPERS



                                          Jen Roder
                                          State Authorized Public Accountant

Copenhagen,
February 10, 2002

                   Genmab A/S (A development stage company)

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,   December 31, December 31,
                                                       Note     2001           2001         2000
                                                       ---- -------------  ------------ -------------
                                                                DKK            USD          DKK
                                                                           (Unaudited)
                      ASSETS
Current assets:
   Cash and cash equivalents..........................        165,860,678   19,723,013     38,240,634
   Marketable securities..............................   6  1,433,373,714  170,446,961  1,726,804,593
   Other current assets...............................         46,581,921    5,539,201     28,114,758
                                                            -------------  -----------  -------------
       Total current assets...........................      1,645,816,313  195,709,175  1,793,159,985
Non-current assets:
   Plant and equipment................................   7     50,752,377    6,035,125      4,427,946
   Other securities and equity interests..............  10     15,689,222    1,865,655     21,504,739
   Licenses and rights................................   8     95,097,233   11,308,310    125,594,082
   Deposits and other assets..........................          4,277,373      508,635      1,378,959
                                                            -------------  -----------  -------------
       Total non-current assets.......................        165,816,205   19,717,725    152,905,726
                                                            -------------  -----------  -------------
       Total Assets...................................      1,811,632,518  215,426,900  1,946,065,711
                                                            -------------  -----------  -------------

       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Current liabilities:
   Trade accounts payable.............................         28,274,600    3,362,221     13,769,536
   Accrued liabilities................................         25,332,483    3,012,365      8,754,538
   Short-term portion of payable technology rights....  11     16,220,260    1,928,802     15,174,535
                                                            -------------  -----------  -------------
       Total current liabilities......................         69,827,343    8,303,388     37,698,609
Long-term liabilities:
   Long-term portion of payable technology rights.....  11     29,875,590    3,552,600     40,780,334
                                                            -------------  -----------  -------------
       Total Liabilities..............................         99,702,933   11,855,988     78,478,943
Commitment and contingencies                            17
Shareholders' Equity:
   Common stock, DKK 1.00 par value, 21,812,020
     shares authorized, issued and outstanding at
     December 31, 2001 and December 31, 2000..........  12     21,812,020    2,593,736     21,812,020
   Share Premium......................................      1,931,797,202  229,716,059  1,921,790,614
   Deficit accumulated during development stage.......       (241,679,637) (28,738,883)   (76,015,866)
                                                            -------------  -----------  -------------
       Total Shareholders' Equity.....................      1,711,929,585  203,570,912  1,867,586,768
                                                            -------------  -----------  -------------
       Total Liabilities and Shareholders' Equity.....      1,811,632,518  215,426,900  1,946,065,711
                                                            -------------  -----------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                   Genmab A/S (A development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  12 months     12 months    12 months    12 months
                                                    ended         ended        ended        ended
                                                 December 31,  December 31, December 31, December 31, Total since
                                            Note     2001          2001         2000         1999      inception
                                            ---- ------------  ------------ ------------ ------------ ------------
                                                     DKK           USD          DKK          DKK          DKK
                                                               (Unaudited)
Costs and expenses:
   Research and development costs..........       194,204,783   23,093,499   62,680,838   16,690,787   273,576,408
   General and administrative expenses.....        53,443,166    6,355,094   22,424,312    3,371,136    79,242,614
                                                 ------------  -----------  -----------  -----------  ------------
   Total costs and expenses................       247,647,949   29,448,593   85,105,150   20,061,923   352,819,022
                                                 ------------  -----------  -----------  -----------  ------------
      Operating loss.......................      (247,647,949) (29,448,593) (85,105,150) (20,061,923) (352,819,022)
Interest income............................  3    106,827,693   12,703,216   62,665,011    1,003,411   170,496,457
Interest expense...........................  4    (44,811,663)  (5,328,695)  (2,133,057)      (3,652)  (46,948,372)
                                                 ------------  -----------  -----------  -----------  ------------
      Loss before provision for income
       taxes...............................      (185,631,919) (22,074,072) (24,573,196) (19,062,164) (229,270,937)
Provision for income taxes.................  5          4,634          552            0            0         4,634
                                                 ------------  -----------  -----------  -----------  ------------
      Net loss.............................      (185,636,553) (22,074,624) (24,573,196) (19,062,164) (229,275,571)
                                                 ------------  -----------  -----------  -----------  ------------
Basic and diluted net loss per share.......              (8.5)        (1.0)        (1.8)        (3.5)
                                                 ------------  -----------  -----------  -----------
Weighted average number of shares
 outstanding during the year--basic and
 diluted...................................        21,812,020   21,812,020   13,939,629    5,490,620
                                                 ------------  -----------  -----------  -----------



   The accompanying notes are an integral part of the consolidated financial statements.

                   Genmab A/S (A development stage company)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     For the year ended December 31, 2001

                                                                                                          Accumulated other
                                                                                                         comprehensive income
                                                                                                       -----------------------
                                                                              Deficit
                                                                            accumulated                Unrealized
                                                                              during                     gains/     Cumulative
                                         Number      Share        Share     development     Unearned   (losses) on  translation
                                        of shares   Capital      Premium       stage      compensation securities   adjustments
                                        ---------- ---------- ------------- ------------  ------------ -----------  -----------
                                                      DKK          DKK          DKK           DKK          DKK          DKK

December 31, 2000...................... 21,812,020 21,812,020 1,921,790,614  (43,639,018) (13,161,470) (19,215,205)     (173)
Expenses related to share issues.......                              58,287
Adjustment of value of warrants granted                           9,948,301                (9,948,301)
Expense recognized for warrants granted                                                    10,047,225
Loss for the period....................                                     (185,636,553)
Other comprehensive income:
 Translations gains and (losses).......                                                                                3,630
 Unrealized loss on marketable
  securities...........................                                                                 (1,520,251)
 Unrealized gain on exchange rate of
  marketable securities................                                                                 21,390,479

 Comprehensive loss....................
                                        ---------- ---------- ------------- ------------  -----------  -----------     -----
December 31, 2001...................... 21,812,020 21,812,020 1,931,797,202 (229,275,571) (13,062,546)     655,023     3,457
                                        ---------- ---------- ------------- ------------  -----------  -----------     -----






                                        Shareholders'  Shareholders'
                                           equity         equity
                                        -------------  -------------
                                             DKK            USD
                                                        (unaudited)
December 31, 2000...................... 1,867,586,768   222,080,595
Expenses related to share issues.......        58,287         6,932
Adjustment of value of warrants granted             0             0
Expense recognized for warrants granted    10,047,225     1,194,747
Loss for the period....................  (185,636,553)  (22,074,624)
Other comprehensive income:
 Translations gains and (losses).......         3,630           431
 Unrealized loss on marketable
  securities...........................    (1,520,251)     (180,778)
 Unrealized gain on exchange rate of
  marketable securities................    21,390,479     2,543,609
                                        -------------   -----------
 Comprehensive loss....................  (165,762,695)  (19,711,362)
                                        -------------   -----------
December 31, 2001...................... 1,711,929,585   203,570,912
                                        -------------   -----------



   The accompanying notes are an integral part of the consolidated financial statements.

                   Genmab A/S (A development stage company)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     For the year ended December 31, 2000




                                                                                  Deficit
                                                                                accumulated
                                                                                  during
                                            Number      Share        Share      development    Unearned
                                           of shares   Capital      Premium        stage     compensation
                                           ---------- ---------- -------------  -----------  ------------
                                                         DKK          DKK           DKK          DKK

December 31, 1999.........................    671,692    671,692   103,748,808  (19,065,822)  (4,488,750)
Issuance of shares for cash...............    742,120    742,120   356,658,224
Issuance of shares for licenses...........    164,250    164,250    45,387,991
Exercise of warrants......................      3,140      3,140     1,019,558
Expenses and foreign currency fluctuations
 related to share issues..................                          (3,716,720)
Issuance of bonus shares.................. 14,230,818 14,230,818   (14,230,818)
Issuance of shares at initial public
 offering.................................  6,000,000  6,000,000 1,553,689,095
Expenses related to initial public
 offering.................................                        (138,603,873)
Value of warrants granted.................                          17,838,349               (17,838,349)
Expensed value of warrants granted........                                                     4,676,879
Expensed value of transaction entered into
 by principal shareholder on Company's
 behalf...................................                                                     4,488,750
Loss for the period.......................                                      (24,573,196)
Other comprehensive income:
 Translations gains and (losses)..........
 Unrealized gain on marketable
  securities..............................
 Unrealized loss on exchange rate of
  marketable securities...................

 Comprehensive loss.......................
                                           ---------- ---------- -------------  -----------  -----------
 December 31, 2000........................ 21,812,020 21,812,020 1,921,790,614  (43,639,018) (13,161,470)
                                           ---------- ---------- -------------  -----------  -----------

                                              Accumulated other
                                             comprehensive income
                                           -----------------------

                                           Unrealized
                                             gains/     Cumulative
                                           (losses) on  translation Shareholders'  Shareholders'
                                           securities   adjustments    equity         equity
                                           -----------  ----------- -------------  -------------
                                               DKK          DKK          DKK            USD
                                                                                    (unaudited)
December 31, 1999.........................           0        0        80,865,928     9,616,021
Issuance of shares for cash...............                            357,400,344    42,499,595
Issuance of shares for licenses...........                             45,552,241     5,416,760
Exercise of warrants......................                              1,022,698       121,612
Expenses and foreign currency fluctuations
 related to share issues..................                             (3,716,720)     (441,967)
Issuance of bonus shares..................                                      0             0
Issuance of shares at initial public
 offering.................................                          1,559,689,095   185,467,518
Expenses related to initial public
 offering.................................                           (138,603,873)  (16,481,821)
Value of warrants granted.................                                      0             0
Expensed value of warrants granted........                              4,676,879       556,142
Expensed value of transaction entered into
 by principal shareholder on Company's
 behalf...................................                              4,488,750       533,771
Loss for the period.......................                            (24,573,196)   (2,922,076)
Other comprehensive income:
 Translations gains and (losses)..........                 (173)             (173)          (21)
 Unrealized gain on marketable
  securities..............................   3,615,362                  3,615,362       429,914
 Unrealized loss on exchange rate of
  marketable securities................... (22,830,567)               (22,830,567)   (2,714,853)
                                                                    -------------   -----------
 Comprehensive loss.......................                            (43,788,574)   (5,207,036)
                                           -----------     ----     -------------   -----------
 December 31, 2000........................ (19,215,205)    (173)    1,867,586,768   222,080,595
                                           -----------     ----     -------------   -----------



   The accompanying notes are an integral part of the consolidated financial statements.

                   Genmab A/S (A development stage company)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     For the year ended December 31, 1999

                                                                                                            Accumulated other
                                                                                                          comprehensive income
                                                                                                         -----------------------
                                                                                 Deficit
                                                                               accumulated               Unrealized
                                                                                 during                    gains/    Cumulative
                                                Number of  Share     Share     development    Unearned   (losses) on translation
                                                 shares   Capital   Premium       stage     compensation securities  adjustments
                                                --------- ------- -----------  -----------  ------------ ----------- -----------
                                                            DKK       DKK          DKK          DKK          DKK         DKK

December 31, 1998..............................  125,000  125,000           0       (3,658)           0       0           0
Issuance of shares for cash....................  273,346  273,346  49,126,654
Issuance of shares for licenses................  273,346  273,346  49,126,654
Expenses and foreign currency fluctuations
 related to share issues.......................                      (174,500)
Transaction entered into by principal
 shareholder on Company's behalf...............                     5,670,000                (5,670,000)
Expensed portion of transaction entered into by
 principal shareholder on Company's behalf.....                                               1,181,250
Loss for the period............................                                (19,062,164)
                                                 -------  ------- -----------  -----------   ----------       -           -
December 31, 1999..............................  671,692  671,692 103,748,808  (19,065,822)  (4,488,750)      0           0
                                                 -------  ------- -----------  -----------   ----------       -           -






                                                Shareholders' Shareholders'
                                                   equity        equity
                                                ------------- -------------
                                                     DKK           USD
                                                               (unaudited)
December 31, 1998..............................      121,342       14,429
Issuance of shares for cash....................   49,400,000    5,874,309
Issuance of shares for licenses................   49,400,000    5,874,309
Expenses and foreign currency fluctuations
 related to share issues.......................     (174,500)     (20,750)
Transaction entered into by principal
 shareholder on Company's behalf...............            0            0
Expensed portion of transaction entered into by
 principal shareholder on Company's behalf.....    1,181,250      140,466
Loss for the period............................  (19,062,164)  (2,266,742)
                                                 -----------   ----------
December 31, 1999..............................   80,865,928    9,616,021
                                                 -----------   ----------



   The accompanying notes are an integral part of the consolidated financial statements.

                   Genmab A/S (A development stage company)

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

      For the period from inception (June 11, 1998) to December 31, 2001

                                                                                                 Accumulated other
                                                                                               comprehensive income
                                                                     Deficit                  -----------------------
                                                                   accumulated                Unrealized
                                                                     during                     gains/    Cumulative
                               Number      Share        Share      development     Unearned   (losses) on translation
                              of shares   Capital      Premium        stage      compensation securities  adjustments
                              ---------- ---------- -------------  -----------   ------------ ----------- -----------
                                            DKK          DKK           DKK           DKK          DKK         DKK

June 11, 1998................    125,000    125,000             0             0            0           0         0
Issuance of shares for
 cash........................  1,015,466  1,015,466   405,784,878
Issuance of shares for
 licenses....................    437,596    437,596    94,514,645
Exercise of warrants.........      3,140      3,140     1,019,558
Expenses and foreign
 currency fluctuations
 related to share issues.....                          (3,891,220)
Issuance of bonus
 shares...................... 14,230,818 14,230,818   (14,230,818)
Issuance of shares at initial
 public offering.............  6,000,000  6,000,000 1,553,689,095
Expenses related to initial
 public offering.............                        (138,545,586)
Value of warrants............                          27,786,650                (27,786,650)
Expensed value of
 warrants....................                                                     14,724,104
Transaction entered into by
 principal shareholder on
 Company's behalf............                           5,670,000                 (5,670,000)
Expensed portion of
 transaction entered into by
 principal shareholder on
 Company's behalf............                                                      5,670,000
Loss for the period..........                                      (229,275,571)
Other comprehensive
 income:
  Translation gains and
   (losses)..................                                                                                3,457
  Unrealized gain on
   marketable
   securities................                                                                  2,095,111
  Unrealized exchange rate
   loss on marketable
   securities................                                                                 (1,440,088)

  Comprehensive loss.........
                              ---------- ---------- -------------  ------------  -----------  ----------     -----
December 31, 2001............ 21,812,020 21,812,020 1,931,797,202  (229,275,571) (13,062,546)    655,023     3,457
                              ---------- ---------- -------------  ------------  -----------  ----------     -----





                              Shareholders'  Shareholders'
                                 equity         equity
                              -------------  -------------
                                   DKK            USD
                                              (unaudited)
June 11, 1998................       125,000        14,864
Issuance of shares for
 cash........................   406,800,344    48,373,904
Issuance of shares for
 licenses....................    94,952,241    11,291,069
Exercise of warrants.........     1,022,698       121,612
Expenses and foreign
 currency fluctuations
 related to share issues.....    (3,891,220)     (462,717)
Issuance of bonus
 shares......................             0             0
Issuance of shares at initial
 public offering............. 1,559,689,095   185,467,518
Expenses related to initial
 public offering.............  (138,545,586)  (16,474,890)
Value of warrants............             0             0
Expensed value of
 warrants....................    14,724,104     1,750,889
Transaction entered into by
 principal shareholder on
 Company's behalf............             0             0
Expensed portion of
 transaction entered into by
 principal shareholder on
 Company's behalf............     5,670,000       674,237
Loss for the period..........  (229,275,571)  (27,263,877)
Other comprehensive
 income:
  Translation gains and
   (losses)..................         3,457           411
  Unrealized gain on
   marketable
   securities................     2,095,111       249,137
  Unrealized exchange rate
   loss on marketable
   securities................    (1,440,088)     (171,245)
                              -------------   -----------
  Comprehensive loss.........  (228,617,091)  (27,185,574)
                              -------------   -----------
December 31, 2001............ 1,711,929,585   203,570,912
                              -------------   -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                   Genmab A/S (A development stage company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       12 months      12 months      12 months      12 months
                                                         ended          ended          ended          ended
                                                      December 31,   December 31,   December 31,   December 31,  Total since
                                                          2001           2001           2000           1999       inception
                                                     --------------  ------------  --------------  ------------ --------------
                                                          DKK            USD            DKK            DKK           DKK
                                                                     (Unaudited)
Operating activities:
Net loss............................................   (185,636,553)  (22,074,624)    (24,573,196) (19,062,164)   (229,275,571)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation.....................................      3,975,476       472,736         609,401       31,778       4,616,655
   Amortization.....................................     30,496,849     3,626,476      19,156,499    7,733,689      57,387,037
   Non-cash interest expense reversed...............     17,409,252     2,070,189       1,065,008            0      18,474,261
   Cash interest received/non-cash interest
    reversed........................................      3,916,350       465,705     (17,744,634)    (525,387)    (14,353,671)
   Paid technology rights...........................    (16,912,200)   (2,011,083)              0            0     (16,912,200)
   Expensed value of warrants granted...............     10,047,225     1,194,747       4,676,879            0      14,724,103
   Other non-cash transactions......................              0             0       4,488,750    1,181,250       5,670,000
Changes in operating assets and liabilities, net of
 acquisition:
   Other current assets.............................    (18,467,161)   (2,195,988)    (15,414,854)  (1,243,972)    (35,125,987)
   Trade accounts payable...........................     14,505,064     1,724,843      11,672,902    2,096,634      28,274,600
   Accrued liabilities..............................     17,442,191     2,074,105       7,356,098      329,432      25,131,721
                                                     --------------  ------------  --------------  -----------  --------------
      Net cash used in operating activities.........   (123,223,507)  (14,652,894)     (8,707,147)  (9,458,740)   (141,389,052)

Investing activities:
   Deposits on leasehold............................     (2,898,414)     (344,659)     (1,145,059)    (233,900)     (4,277,373)
   Purchase of plant and equipment..................    (50,299,907)   (5,981,320)     (4,518,565)    (550,560)    (55,369,032)
   Investments in other securities and equity
    interests.......................................     (8,411,406)   (1,000,227)    (21,504,739)           0     (29,916,145)
   Purchase of marketable securities................ (2,954,920,723) (351,378,884) (1,740,783,042)           0  (4,695,703,765)
   Sales of marketable securities...................  3,267,315,714   388,526,751               0            0   3,267,315,714
                                                     --------------  ------------  --------------  -----------  --------------
      Net cash provided by (used in) investing
       activities...................................    250,785,264    29,821,661  (1,767,951,405)    (784,460) (1,517,950,601)

Financing activities:
   Cash received from sales of stock, net...........         58,287         6,932   1,774,768,846   49,225,500   1,824,177,633
   Warrants exercised by principal shareholders.....              0             0       1,022,698            0       1,022,698
                                                     --------------  ------------  --------------  -----------  --------------
      Net cash provided by financing
       activities...................................         58,287         6,932   1,775,791,544   49,225,500   1,825,200,331
                                                     --------------  ------------  --------------  -----------  --------------
      Net increase (decrease) in cash and cash
       equivalents..................................    127,620,044    15,175,699        (867,008)  38,982,300     165,860,678
      Cash and cash equivalents at beginning of
       period.......................................     38,240,634     4,547,314      39,107,642      125,342               0
                                                     --------------  ------------  --------------  -----------  --------------
   Cash and cash equivalents at end of Period.......    165,860,678    19,723,013      38,240,634   39,107,642     165,860,678
                                                     --------------  ------------  --------------  -----------  --------------
Supplemental schedule of non-cash contributions:
Acquisitions of licenses and rights.................              0             0      57,532,029            0      57,532,029
                                                     --------------  ------------  --------------  -----------  --------------
Liabilities assumed.................................              0             0     (57,532,029)           0     (57,532,029)
                                                     --------------  ------------  --------------  -----------  --------------
Assets acquired.....................................              0             0      45,552,241   49,400,000      94,952,241
                                                     --------------  ------------  --------------  -----------  --------------
Shares issued for licenses and rights contributed...              0             0     (45,552,241) (49,400,000)    (94,952,241)
                                                     --------------  ------------  --------------  -----------  --------------

   The accompanying notes are an integral part of the consolidated financial statements.

                   Genmab A/S (A development stage company)

                       NOTES TO THE FINANCIAL STATEMENTS

1.  Accounting policies

   Basis of presentation

   The financial statements are reported in Danish Kroner (DKK) and are prepared in accordance with Generally Accepted Accounting Principles in The United States (US GAAP). Prior to 2001 the Company has not prepared financial statements in accordance with US GAAP. Instead the Company prepared a reconciliation from Danish Generally Accepted Accounting Principles (Danish
GAAP) to US GAAP in the financial statements. A reconciliation from US GAAP to Danish GAAP is described in footnote 19.

   Consolidated Financial Statements

   The consolidated financial statements comprise the parent company, Genmab A/S, and subsidiaries in which Genmab A/S controls more than 50% of the voting rights or otherwise has a controlling interest. The consolidated financial statements consist of Genmab A/S, Genmab B.V., Genmab, Inc., and Genmab Ltd (Genmab Consolidated), and they are prepared based on the parent company and subsidiaries' financial statements by aggregation of similar financial statement items.

   The financial statements used for the consolidation have been prepared using the accounting policies of the group. For the consolidation, intercompany income and expenses, intercompany accounts and gains and losses on transactions between the consolidated entities are eliminated. In the consolidated financial statements, the booked value of the equity interest in the consolidated subsidiaries is eliminated with the parent company's share of the subsidiaries' equity and incorporated in the shareholders' equity.

   Foreign currency translation

   The Company holds certain cash and cash equivalents as well as short-term investments denominated in foreign currencies, which are translated into Danish Kroner at the exchange rate prevailing at the balance sheet date. Receivables, debt and other items in other foreign currencies, which are not settled at the balance sheet date, are translated at the exchange rate prevailing at the balance sheet date. During the year, transactions in foreign currencies are translated at the exchange rates prevailing on the date of transaction. The resulting realized and unrealized gains and losses are reported as financial gains or expenses in the statement of operations.

   At the translation of the financial statements of foreign subsidiaries, the income statements are translated at the average exchange rate for the year, while all items in the balance sheets are translated using the exchange rate prevailing at the balance sheet date. Exchange rate fluctuations, arising from the translation of the equity of foreign subsidiaries at the beginning of the year, and adjustments of foreign exchange rate fluctuations arising from the translation of the income statements of foreign subsidiaries at the average exchange rate of the year, are recorded on shareholders' equity as part of Accumulated Other Comprehensive Income.

   Research and development costs

   Research and development costs include salaries and related compensation expenses, license fees, production costs, amortization of licenses and rights and depreciation of plant and equipment. Costs are expensed in the period in which they are incurred.

                   Genmab A/S (A development stage company)

   General and administration costs

   General and administration costs consist primarily of salaries and related compensation expenses, office facilities, travel and other expenses relating to general management, financial, administrative and business development activities including depreciation of plant and equipment.

   Financial items

   Financial income and expenses include interest as well as realized exchange adjustments. Realized gains on marketable securities are included in the financial income. Realized losses on marketable securities are included in the financial expenses. Imputed interest is calculated on zero coupon securities and included in the financial income. Unrealized gains and unrealized losses on marketable securities are taken to unrealized gain on securities in shareholders' equity and are not available for distribution.

   Stock-based compensation

   The Company applies the intrinsic value method when accounting for stock-based compensation of employees and in addition discloses the pro forma effects on net loss and net loss per share had the estimated fair value of the warrants granted to employees been expensed. For fixed awards granted to employees, the intrinsic value of the award is recognized as an expense using a straight-line method over the period the services are rendered. The estimated fair value of warrants granted to non-employees is expensed when service is performed.

   Income taxes

   Income taxes are accounted for using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities and for tax carry-forwards at current statutory rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are evaluated and reduced to the amount expected to be realized. Deferred tax liabilities and assets are stated at the basis of the current tax rate of 30%.

   Net loss per share

   Basic net loss per share is computed using loss for the year and the weighted average number of ordinary shares outstanding.

   Diluted net loss per share is computed using the weighted-average number of ordinary shares and dilutive share equivalents outstanding during the period.On August 25, 2000, the Company's shareholders approved a bonus share issue of nine ordinary shares for each ordinary share then outstanding.

   The weighted average number of common shares outstanding for computing diluted net loss per share, including dilutive warrants, was 21,812,020; 13,939,629 and 5,490,620 for the years ended December 31, 2001; 2000 and 1999, respectively. For the years ended December 31, 2001, 2000, and 1999 respectively, approximately 3,428,300; 2,314,000, and 0 shares attributable to warrants were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive. As of December 31, 2000 and 1999 no warrants were vested. No adjustments were made to reported net income for computation of net loss per share.

   Per share data in the accompanying statements of operations have been retro-actively restated in the comparative figures giving effect to the bonus share issue (in a manner similar to a stock split) for comparative figures.

                   Genmab A/S (A development stage company)

   Cash and cash equivalents

   Time deposits and notes with a maturity of three months or less at the date of deposit/investment are considered to be cash equivalents.

   Marketable securities

   Marketable securities consist of investments in securities with a maturity of greater than three months at the time of purchase. The Company invests its cash in deposits with major financial institutions, money market funds, corporate bonds and DKK denominated notes issued by the Danish Government and USD denominated notes issued by the US Government. The investments can be readily purchased and sold using established markets. When sold, the cost of marketable securities is determined based on the first-in-first-out principle plus imputed interest on zero coupon-securities.

   The Company's investments are characterized as available-for-sale marketable securities and carried at their market value, with unrealized gains and losses (including unrealized exchange rate gains and losses) reported as part of comprehensive income.

   Plant and equipment

   Plant and equipment include office equipment, furniture, fixture and leasehold improvements, which are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the useful life of the asset or the related lease term, whichever is shorter.

   Items costing less than DKK 9,800 are expensed in the relevant financial year. Depreciation as well as profit and loss in connection with the replacement of tangible fixed assets are expensed as research and development expenses and general and administrative costs, respectively.

   Costs associated with the design and building of a manufacturing facility are capitalized until completion. Upon completion, costs will be depreciated over the building's expected useful life.

   Other securities and equity interests

   Other securities and equity interests, acquired for long-term strategic holding, are considered fixed financial assets. These investments are accounted for in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". The treatment of these securities is the same as marketable securities.

   Licenses and rights

   Licenses and rights, which include technology licenses and licenses to targets, are recorded at cost, and net present value for any remaining payments. Net present value of the remaining payments is included in the liabilities, and allocated in short-term and long-term payable technology rights. The licenses are being amortized using the straight-line method over an estimated useful life of five years.

                   Genmab A/S (A development stage company)

   Impairment of long-lived assets

   In addition to applying amortization on licenses and rights and depreciation on plant and equipment, management periodically reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If factors indicate that an asset should be evaluated for possible impairment, management compares estimated undiscounted future cash flows from the related asset to the carrying amount of the asset. If the carrying amount of the asset is greater than undiscounted future cash flow, an impairment loss would be recognized. Any impairment loss would be computed as the excess of the carrying amount of the asset over the estimated fair value of the asset (calculated based on discounting estimated all future cash flows).

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for useful lives of plant and equipment and intangible assets, taxes, and contingencies. Actual results could differ from these estimates.

   Segment information

   Genmab A/S is managed and operated as one business. The entire business is managed by a single management team that reports to the Chief Executive Officer. Separate lines of business or separate business entities with respect to any of the product candidates are not recognized. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments.

   Currencies

   The Company's financial statements are published in Danish Kroner. Solely for the convenience of the reader, the financial statements contain translations of certain Danish Kroner amounts into U.S. Dollars (USD) at specified rates. These translations should not be construed as representations that the Danish Kroner amounts actually represent such USD amounts or could be converted into USD at the rates indicated or at any other rate.

   Unless otherwise indicated, translations herein of financial information into USD have been made using the Danish Central Bank closing spot rate on December 31, 2001, which was USD 1.00 = DKK 8.4095.

   New accounting pronouncements

   In June 2001, the FASB issued SFAS No. 141 "Business Combinations". This addresses financial accounting and reporting for business combinations. The provisions of this statement apply to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company will follow the guidance of this statement for any future acquisitions it may undertake. SFAS No. 141 also established explicit criteria for the recognition of intangible assets acquired in business combinations.

                   Genmab A/S (A development stage company)

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. The company does not expect the application of the impairment provisions of SFAS 142 will have an impact on the result of its operations.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the effects of adopting this pronouncement.

2.  Organization and business

   Genmab A/S (the Company) is a biotechnology company engaged primarily in the discovery and development of fully human monoclonal antibodies derived from transgenic mouse technology for potential commercial applications. The Company has focused on developing several products to treat inflammatory conditions, such as rheumatoid arthritis and psoriasis, and antibodies to treat cancer. Its activities have consisted primarily of pre-clinical and clinical development of therapeutic antibody products.

   The Company was founded in 1999 by GenPharm International Inc, a wholly-owned subsidiary of Medarex, Inc., through the purchase of a shell company that was formed in June 1998, but had not conducted any business activities.

   The Company has three wholly-owned subsidiaries: Genmab B.V. which was incorporated in The Netherlands in 2000 and focuses on the discovery and development of antibodies; Genmab, Inc. which started in July 2001 and is mainly focused on conducting clinical trials in the US and Canada on behalf of the Genmab group and Genmab Ltd, an empty shell company that was formed in the United Kingdom in 2001. This entity is currently not active. Genmab A/S also holds equity interests in a number of strategic partners.

   As of December 31, 2001, the Company has not commenced commercial operations and accordingly is in the development stage. The Company has not generated any revenues nor is there any assurance of significant future revenues from its development activities. The research and development activities engaged in by the Company involve a high degree of risk and uncertainty. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors could include, but are not limited to, the need for additional financing, the reliance on collaborative arrangements for research and development, marketing and product commercialization and the ability to develop or obtain manufacturing, sales and marketing capabilities. Additional factors could include maintaining patents and proprietary technologies, technological change and risk of obsolescence, development of products, competition, government regulations and regulatory approval, and product liability exposure. As a result of the aforementioned factors and related uncertainties, there can be no assurance of the Company's future success.

                   Genmab A/S (A development stage company)

3.  Interest Income

                                     12 months    12 months  12 months   12 months
                                       ended        ended      ended       ended
                                    December 31,  December   December   December 31, Total since
                                        2001      31, 2001   31, 2000       1999      inception
                                    ------------ ----------- ---------- ------------ -----------
                                        DKK          USD        DKK         DKK          DKK
                                                 (Unaudited)
Interest and other financial income  91,152,293  10,839,205  28,122,384  1,003,411   120,278,430
Realized gains on securities.......   4,679,168     556,415           0          0     4,679,168
Exchange rate adjustments..........  10,996,232   1,307,596  34,542,627          0    45,538,859
                                    -----------  ----------  ----------  ---------   -----------
                                    106,827,693  12,703,216  62,665,011  1,003,411   170,496,457
                                    -----------  ----------  ----------  ---------   -----------

4.  Interest Expense

                                         12 months    12 months    12 months    12 months
                                           ended        ended        ended        ended
                                        December 31, December 31, December 31, December 31, Total since
                                            2001         2001         2000         1999      inception
                                        ------------ ------------ ------------ ------------ -----------
                                            DKK          USD          DKK          DKK          DKK
                                                     (Unaudited)
Imputed interest related to technology
  right obligation.....................   3,182,311     378,419    1,065,008          0      4,247,319
Realized loss on securities............     348,528      41,445            0          0        348,528
Impairment loss on other securities and
  equity interests.....................  14,226,923   1,691,768            0          0     14,226,923
Exchange rate adjustments..............  27,053,901   3,217,063    1,068,049      3,652     28,125,602
                                         ----------   ---------    ---------      -----     ----------
                                         44,811,663   5,328,695    2,133,057      3,652     46,948,372
                                         ----------   ---------    ---------      -----     ----------

   For discussion on impairment loss on investment securities, see Other Securities and Equity Investments in footnote 10. For discussion on imputed interest related to technology right obligation, see Payable Technology rights in footnote 11.

                   Genmab A/S (A development stage company)

5.  Income Taxes

   Calculated tax for the 12 month period ended December 31, 2001; 2000 and 1999 is DKK 4,634 for 2001 and DKK 0 for all entities in 2000 and 1999. No corporate taxes have been paid in the financial year. A reconciliation of the provision for income taxes and the amount computed by applying the applicable rate of 30% (1999: 32%) to income before provision for income tax is a follows:

                                             12 months    12 months    12 months    12 months
                                               ended        ended        ended        ended
                                            December 31, December 31, December 31, December 31,
                                                2001         2001         2000         1999
                                            ------------ ------------ ------------ ------------
                                                DKK          USD          DKK          DKK
                                                         (Unaudited)
Loss before taxes.......................... (55,689,576)  (6,622,222)  (7,371,959)  (6,099,892)
Permanent differences......................     989,015      117,607      558,840      169,948
Permanent differences related to expensed
  warrants.................................   3,014,168      358,424    1,403,064            0
Change in valuation allowance to unrealized
  gains and losses.........................   5,962,157      708,979   (5,764,613)           0
Change in tax rate, from 32% to 30%........           0            0      370,622            0
Other change in deferred tax valuation
  allowance................................  45,728,870    5,437,764   10,804,046    5,929,944
                                            -----------   ----------   ----------   ----------
Income taxes...............................       4,634          552            0            0
                                            -----------   ----------   ----------   ----------

   At December 31, 2001, the Company had net operating loss carry-forwards of approximately DKK 199 million for income tax purposes that expire in years 2003 through 2006 and deductible temporary timing differences of approximately DKK 8 million. For financial reporting purposes the value of the net deferred tax asset has been reduced to zero due to uncertainties with respect to the Company's ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets.

   Significant components of deferred income tax assets of Genmab Consolidated consist of the following:

                                                  December 31, December 31, December 31, December 31,
                                                      2001         2001         2000         1999
                                                  ------------ ------------ ------------ ------------
                                                      DKK          USD          DKK          DKK
                                                               (Unaudited)
Deferred tax asset
Tax deductible losses............................ 199,984,674   23,780,804   61,376,251   10,765,608
Licenses and rights..............................  11,250,711    1,337,857    3,822,025    7,733,689
Plant and equipment..............................    (799,937)     (95,123)    (718,172)      31,778
Other temporary differences......................  (2,225,915)    (264,690)  (8,700,136)           0
                                                  -----------   ----------  -----------   ----------
Accumulated temporary differences................ 208,209,533   24,758,848   55,779,968   18,531,075
                                                  -----------   ----------  -----------   ----------
Deferred tax asset, calculated at 30% (1999: 32%)  62,462,860    7,427,654   16,733,990    5,929,944
Valuation allowance.............................. (62,462,860)  (7,427,654) (16,733,990)  (5,929,944)
                                                  -----------   ----------  -----------   ----------
                                                            0            0            0            0
                                                  -----------   ----------  -----------   ----------

                   Genmab A/S (A development stage company)

6.  Marketable Securities

   All marketable securities are deemed by management to be available for sale and are reported at fair value. The Company's portfolio of marketable securities has an average duration of less than 12 months and no securities have more than three years to maturity. The Company has classified all investments as short-term since it has the intent and ability to sell or redeem them within the year.

                                               December 31,   December 31, December 31,
                                                   2001           2001         2000
                                               -------------  ------------ -------------
                                                   DKK            USD          DKK
                                                              (Unaudited)
Cost at the end of the period................. 1,432,718,691  170,369,070  1,740,783,042
Unamortized cost..............................    (4,187,747)    (497,978)     5,236,756
                                               -------------  -----------  -------------
Total amortized costs at the end of the period 1,428,530,944  169,871,092  1,746,019,798
Unrealized gain (loss) at the end of year.....     4,842,770      575,869    (19,215,205)
                                               -------------  -----------  -------------
Net book value................................ 1,433,373,714  170,446,961  1,726,804,593
                                               -------------  -----------  -------------

   In 2001, the Company recognized DKK 1,134,317 of the 2000 unrealized gains in the statement of operations.

Specification of portfolio as of December 31, 2001

                                                      Cost         Cost     Market Value  Market Value
                                                  ------------- ----------- ------------- ------------
                                                      DKK           USD         DKK           USD
                                                                (Unaudited)               (Unaudited)
Kingdom of Denmark bond.......................... 1,165,322,779 138,572,184 1,167,074,261 138,780,458
Other securities denominated in DKK..............   139,436,873  16,580,876   140,095,276  16,659,169
                                                  ------------- ----------- ------------- -----------
Total DKK-denominated securities................. 1,304,759,652 155,153,060 1,307,169,537 155,439,627
US Government and Federal Agency Notes...........    76,711,318   9,121,983    77,829,972   9,255,066
Corporate Notes..................................    51,247,721   6,094,027    48,374,205   5,752,328
                                                  ------------- ----------- ------------- -----------
Total USD-denominated securities.................   127,959,039  15,216,010   126,204,177  15,007,334
                                                  ------------- ----------- ------------- -----------
Total securities................................. 1,432,718,691 170,369,070 1,433,373,714 170,446,961
                                                  ------------- ----------- ------------- -----------

Specification of portfolio as of December 31, 2000

                                                      Cost         Cost     Market Value  Market Value
                                                  ------------- ----------- ------------- ------------
                                                      DKK           USD         DKK           USD
                                                                (Unaudited)               (Unaudited)
Denmark Treasury bill............................   503,861,413  59,915,740   509,252,700  60,556,835
Kingdom of Denmark bond..........................   870,224,133 103,481,079   872,288,675 103,726,580
Other securities denominated in DKK..............   147,470,430  17,536,171   148,162,160  17,618,426
                                                  ------------- ----------- ------------- -----------
Total DKK-denominated securities................. 1,521,555,976 180,932,990 1,529,703,535 181,901,841
US Government and Federal Agency Notes...........   169,011,098  20,097,639   151,150,451  17,973,774
Corporate Notes..................................    50,215,968   5,971,338    45,950,607   5,464,131
                                                  ------------- ----------- ------------- -----------
Total USD-denominated securities.................   219,227,066  26,068,977   197,101,058  23,437,905
                                                  ------------- ----------- ------------- -----------
Total securities................................. 1,740,783,042 207,001,967 1,726,804,593 205,339,746
                                                  ------------- ----------- ------------- -----------

                   Genmab A/S (A development stage company)

Scheduled maturities as of December 31, 2001

                                                      Cost         Cost     Market Value  Market Value
                                                  ------------- ----------- ------------- ------------
                                                      DKK           USD         DKK           USD
                                                                (Unaudited)               (Unaudited)
Maturity less than one year......................   846,084,826 100,610,598   846,840,008 100,700,399
Maturity between one and three years.............   586,633,865  69,758,472   586,533,703  67,746,562
                                                  ------------- ----------- ------------- -----------
                                                  1,432,718,691 170,369,070 1,433,373,714 170,446,961
                                                  ------------- ----------- ------------- -----------


7.  Plant and Equipment

                                                  December 31, December 31, December 31,
                                                      2001         2001         2000
                                                  ------------ ------------ ------------
                                                      DKK          USD          DKK
                                                               (Unaudited)
Machinery and other equipment....................  35,730,443   4,248,819    4,674,742
Manufacturing enterprise in progress.............  14,176,413   1,685,762            0
Leasehold improvements...........................   5,462,176     649,524      394,383
                                                   ----------   ---------    ---------
Cost at the end of the period....................  55,369,032   6,584,105    5,069,125

Accumulated depreciation at the end of the period  (4,616,655)   (548,980)    (641,179)
                                                   ----------   ---------    ---------
Net book value...................................  50,752,377   6,035,125    4,427,946
                                                   ----------   ---------    ---------

8.  Licenses and Rights

                                                  December 31, December 31, December 31,
                                                      2001         2001         2000
                                                  ------------ ------------ ------------
                                                      DKK          USD          DKK
                                                               (Unaudited)
Cost at the end of the period.................... 152,484,270   18,132,382  152,484,270

Accumulated amortisation at the end of the period (57,387,037)  (6,824,072) (26,890,188)
                                                  -----------   ----------  -----------
Net book value...................................  95,097,233   11,308,310  125,594,082
                                                  -----------   ----------  -----------

9.  Depreciation and Amortization

                                        12 months    12 months    12 months    12 months
                                          ended        ended        ended        ended
                                       December 31, December 31, December 31, December 31, Total since
                                           2001         2001         2000         1999      inception
                                       ------------ ------------ ------------ ------------ -----------
                                           DKK          USD          DKK          DKK          DKK
                                                    (Unaudited)
Licenses and rights (amortized).......  30,496,849   3,626,476    19,156,499   7,733,689   57,387,037
Property and equipment (depreciated)..   3,975,476     472,736       609,401      31,778    4,616,655
                                        ----------   ---------    ----------   ---------   ----------
                                        34,472,325   4,099,212    19,765,900   7,765,467   62,003,692
                                        ----------   ---------    ----------   ---------   ----------
Depreciation and amortisation for the
  periods is expensed as follows:
Included in research and development
  costs...............................  33,774,097   4,016,184    19,413,660   7,733,689   60,921,446
Included in general and administrative
  expenses............................     698,228      83,028       352,240      31,778    1,082,246
                                        ----------   ---------    ----------   ---------   ----------
                                        34,472,325   4,099,212    19,765,900   7,765,467   62,003,692
                                        ----------   ---------    ----------   ---------   ----------

                   Genmab A/S (A development stage company)

10.   Other Securities and Equity Investments

                                    December 31, December 31, December 31,
                                        2001         2001         2000
                                    ------------ ------------ ------------
                                        DKK          USD          DKK
                                                 (Unaudited)
      Cost at the end of the period  29,916,145    3,557,423   21,504,739
      Impairment loss.............. (14,226,923)  (1,691,768)           0
                                    -----------   ----------   ----------
      Net book value...............  15,689,222    1,865,655   21,504,739
                                    -----------   ----------   ----------

   Other securities and equity interest consists of equity shares in Oxford GlycoSciences Plc with a market value of approximately DKK 7.3 million as of December 31, 2001 and shares in a privately held British biotech company Scancell Ltd at a total cost of DKK 8.4 million. Both companies are strategic partners of Genmab A/S. As of December 31, 2001, the Company has recognized an impairment loss of DKK 14.2 million regarding the equity shares in Oxford GlycoSciences as the loss is derived from price fluctuations that are not merely considered temporary. The investment in Scancell is currently recognized at cost.

11.   Payable Technology Rights

   In August 2000, the Company entered into a Genomics Agreement with Medarex, Inc., see related party footnote for additional details. The agreement requires the Company to pay USD 2 million annually for four consecutive years beginning at August 26, 2001. The Company has calculated the net present value of these payments using an interest rate of 5.71% per annum, and capitalized this amount as licenses and rights and recorded the same amount as liabilities on the balance sheet. The Company has recognized imputed interest on the remaining payments.

12.   Share Capital

   In February 1999, Medarex and Bankforeningernes Erhvervsudviklingsforening Biomedicinsk Udvikling and BI Asset Management Fondsmaeglerselskab A/S, together with Lonmodtagernes Dyrtidsfond, A/S Dansk Erhvervsinvestering and Leif Helth Care A/S (the Bank Invest Group), entered into an agreement in which the Bank Invest Group invested approximately DKK 35.4 million of cash in exchange for approximately 45% equity interest in the Company. Concurrently, Medarex granted the Company a limited number of licenses to develop and commercialize a portfolio of fully human antibodies derived from its HuMAb-Mouse(TM)/ Technology and retained approximately 45% equity interest. The Company valued the license from Medarex at approximately DKK 35.4 million based on the same equity interest the Bank Invest Group received for its cash investment. /

   In May 1999 and February 2000, Medarex and the Bank Invest Group made additional contributions to the Company in proportion to their existing equity interests. The Bank Invest Group invested approximately DKK 49 million of cash and Medarex granted the Company an additional number of fully paid licenses to make the total 16 and in addition granted the Company an unlimited number of royalty bearing licenses to develop additional antibodies. The Company valued the licenses at approximately DKK 42.8 million based on valuation reports. After the February 2000 contributions, Medarex and the Bank Invest Group each owned approximately 45% of the Company's outstanding common shares. Employees and directors also purchased shares at the market price pursuant with these offerings.

   In May 2000, the February 1999 shareholders' agreement was amended and restated as a new shareholders agreement between all of the shareholders of the Company. In connection with the amended and restated shareholders' agreement, the Company completed a private offering in which it received approximately
DKK 117 million of cash from new investors plus cash contributions from Medarex and the Bank Invest Group

                   Genmab A/S (A development stage company) of approximately DKK 140 million and DKK 64 million, respectively. The gross proceeds were approximately DKK 321 million. After the private offering, Medarex and the Bank Invest Group owned approximately 45% and 35%, respectively, of the Company's outstanding common shares.

   In August 2000, the Company entered into a Genomics Agreement with Medarex (the "Genomics Agreement"), pursuant to which it received the exclusive rights to market its transgenic mouse technologies for multi-target (five or more targets) European genomics partnerships. In addition to these rights, Medarex has also granted the Company an option on up to four anti-cancer antibodies obtained through its agreement with Eos Biotechnology. See the footnote concerning related party transactions for further details about the Genomics Agreement.

   In October 2000, Genmab completed an initial public offering with a dual listing on the Copenhagen Stock Exchange and Neuer Markt of the Frankfurt Stock Exchange. The global offering, which constituted approximately 28% of the Company's issued share capital, consisted of a public offering in both Denmark and Germany and a concurrent international offer to institutional investors outside the United States and a private placement in the United States to qualified institutional buyers under Rule 144A. In connection with the global offering the shareholders agreement of May 2000 was terminated.

   The issuance of new shares for the years 2000 through 2001 can be summerized as follows: At the beginning of 2000, the Company had 671,692 outstanding shares divided into four classes of shares, A, B, C and D. The shares had a nominal value of DKK 1 each. In February and May 2000, the Company completed two private placements, and issued 301,748 and 576,646 new shares, respectively. In May 2000 a group of initial shareholders exercised 3,140 warrants, which led to issuance of 3,140 new shares. In August 2000, the total number of outstanding shares equaled 1,553,226. Pursuant to a resolution of the Company's shareholders on August 25, 2000, all class A, B, C and D shares were converted into Ordinary Shares on a one-for-one basis, and a share bonus of nine Ordinary Shares for each issued ordinary share issued and outstanding was approved. Following this transaction the shareholders approved the issuance of 279,760 Ordinary Shares to Medarex in connection with the execution of the Genomics Agreement. In October 2000, the Company completed its initial public offering, and was listed on the Copenhagen Stock Exchange and Frankfurt Neuer Markt. In connection with the offering, 6,000,000 new shares were issued. At December 31, 2001, the total number of outstanding ordinary shares was 21,812,020. Each share has a nominal value of DKK 1 and one vote.

13.   Warrants

   In February 2000, the Board of Directors adopted a warrant plan. Under the February plan, the Board reserved 554,500 warrants. The reservation was later increased by 335,500 warrants, of which 40,000 relate to the authorization given by the shareholders in May 2000 for grants allotted to Board members, employees and non-employee consultants at exercise prices equal to or greater than the fair value of the Company's ordinary shares on the respective grant dates. Warrants can be exercised on shares reserved for issuance under the warrant plan. The terms of the plan state that one-half of warrants granted can be exercised one year after the grant date with the other half exercisable two years after the grant date. Exercise of the warrants is not conditional upon continued employment or affiliation with the Company.

   The exercise period lasts for three years from the day when a warrant first becomes exercisable. If the warrant holder exercises warrants, upon cessation of employment or affiliation, except in the event of termination by the Company without cause or cessation from the Company's breach of the employment or affiliation contract, the holder is obligated to offer to sell a specified percentage of shares issued back to the Company according to the following schedule:

   .   75% of shares if termination occurs in the second year after grant.

                   Genmab A/S (A development stage company)

   .   50% of shares if termination occurs in the third year after grant.

   .   25% of shares if termination occurs in the fourth year after grant.

   The repurchase price to be paid for the shares by the Company is the warrant holder's original exercise price plus 5% per annum, the latter of which is only payable if the market value of the shares is higher than the exercise price plus 5%.

   The warrant plans also contain anti-dilution provisions if changes occur in the Company's share capital prior to the exercise.

   In February, March and June 2000, the Board issued all of the warrants in this program to the Company's employees, members of the Board of Directors and the Scientific Advisory Board.

   In July 2000, the Board of Directors adopted a second warrant plan. Under the July plan, the Board reserved 1,257,730 warrants for grants to Board members, employees and non-employee consultants at exercise prices equal to or greater than the fair value of the Company's ordinary shares on the respective grant dates. The conditions in the July warrant plan are approximately similar to the conditions of the February warrant plan 1,105,500 warrants were granted to Board members, employees and non-employee consultants.

   In August 2000, the Company's shareholders authorized the Board of Directors to issue 2,163,533 warrants for the subscription of 2,163,533 ordinary shares to employees, members of the Board of Directors, the Scientific Advisory Board and other consultants. In December 2000, the Board of Directors granted 318,500 warrants to employees and members of the Board of Directors.

   At December 31, 2000 the total number of granted warrants equals 2,314,000 of which 2,159,000 were granted to employees and members of the Board of Directors. Members of the Scientific Advisory Board and external non-employee consultants have been granted a total of 155,000 warrants. For the year ended December 31, 2001 a total of 1,114,300 warrant were granted. Members of the Scientific Advisory Board and external non-employee consultants received 15,000 warrants and 1,099,300 was granted to employees and members of the Board of Directors during 2001.

   A summary of warrant activity and related information for the Company's warrant compensation plans is as follows:

                        12 months    12 months    12 months     12 months      12 months      12 months      12 months
                          ended        ended        ended         ended          ended          ended          ended
                       December 31, December 31, December 31,  December 31,   December 31,   December 31,   December 31,
                           2001         2000         1999          2001           2001           2000           1999
                       ------------ ------------ ------------ -------------- -------------- -------------- --------------
                                                                 Weighted       Weighted       Weighted       Weighted
                        Number of    Number of    Number of      average        average        average        average
                          shares       shares       shares    exercise price exercise price exercise price exercise price
                       ------------ ------------ ------------ -------------- -------------- -------------- --------------
                                                                   DKK            USD            DKK            DKK
                                                                              (Unaudited)
Outstanding at the
 beginning of the
 period...............  2,314,000           --        --           90.19         10.72             --            --
Granted...............  1,114,300    2,314,000        --          147.22         17.50          90.19            --
Exercised.............         --           --        --              --            --             --            --
Cancelled.............         --           --        --              --            --             --            --
                        ---------    ---------        --          ------         -----          -----            --
Outstanding at the end
 of the period........  3,428,300    2,314,000        --          108.73         12.92          90.19            --
                        ---------    ---------        --          ------         -----          -----            --
Warrants available for
 future grants at the
 end of the year......    842,963
                        ---------

                   Genmab A/S (A development stage company)

   Weighted average exercise price of warrants issued in 2001 and 2000:

                                             12 month     12 month
                                           period ended period ended
                                           December 31, December 31,
                                               2001         2000
                                           ------------ ------------
                                               DKK          DKK
           Warrants issued at a discount..    148.00          --
           Warrants issued at market price    129.44          --
           Warrants issued at a premium...        --       90.19

   Weighted average grant date fair value of warrants granted in 2001 and 2000:

                                             12 month     12 month
                                           period ended period ended
                                           December 31, December 31,
                                               2001         2000
                                           ------------ ------------
                                               DKK          DKK
           Warrants issued at a discount..    70.54           --
           Warrants issued at market price    52.34           --
           Warrants issued at a premium...       --        14.70

   The total compensation cost recognized in income for stock-based employee compensation awards were DKK 2,756,527 for the year ended December 31, 2001. For the year ended December 31, 2000, no compensation cost was recognized. For non-employees compensation cost for the years ended December 31, 2001 and 2000 amounted to DKK 7,290,696 and DKK 4,676,879, respectively.

   The grant of 212,500 warrants made on March 6, 2001 was subsequently re-priced by reducing the exercise price from DKK 222 to DKK 148 following the extraordinary board meeting of Genmab on July 30, 2001. According to FIN 44, this re-pricing triggers variable accounting under APB 25. This means that the ultimate charge recognized for this grant of warrants should be based on the intrinsic value at the point of exercise. Until that time, charges in each fiscal year should be based on the intrinsic value at the end of that year i.e. the charge for these warrants should be "marked to market".

   If the Company had elected to recognize compensation expenses based on the fair value of the warrants granted at the grant date, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below.

                              12 months     12 months    12 months    12 months
                                ended         ended        ended        ended
                             December 31,  December 31, December 31, December 31, Total since
                                 2001          2001         2000         1999      inception
                             ------------  ------------ ------------ ------------ ------------
                                 DKK           USD          DKK          DKK          DKK
                                           (Unaudited)
Net loss.................... (185,636,593) (22,074,624) (24,573,196) (19,062,164) (229,275,571)
                             ------------  -----------  -----------  -----------  ------------
Pro forma net loss.......... (198,809,393) (23,641,048) (26,472,782) (19,062,164) (244,347,997)
                             ------------  -----------  -----------  -----------  ------------
Net loss per share..........         (8.5)        (1.0)        (1.8)        (3.5)
                             ------------  -----------  -----------  -----------
Pro forma net loss per share         (9.1)        (1.1)        (1.9)        (3.5)
                             ------------  -----------  -----------  -----------

                   Genmab A/S (A development stage company)

   The fair value of each warrant grant is estimated on the date of the grant using the Black Scholes pricing model with the following assumptions.

                                                 2001    2000
                                                ------- -------
                Expected dividend yield........      0%      0%
                Expected stock price volatility     45%     45%
                Risk-free interest rate........   4.57%   4.57%
                Expected life of warrants...... 4 years 4 years

   The issued and outstanding warrants to shareholders, board members, employees and non-employee consultants as of December 31, 2001 are summarized as follows:

                                       Warrants outstanding       Warrants Exercisable
                                 -------------------------------- --------------------
                                              Weighted
                                               average
                                              remaining  Weighted             Weighted
                   Warrants       Number of  contractual average   Number of  average
                  exercisable     warrants      life     exercise  Warrants   exercise
Exercise price       from        outstanding (in years)   price   exercisable  price
-------------- ----------------- ----------- ----------- -------- ----------- --------
 DKK 48.9      February 11, 2001    554,500     2.62       48.9      277,250    48.9
 DKK 59.7      June 26, 2001      1,441,000     3.08       59.7      720,500    59.7
 DKK 116.0     December 5, 2002      84,000     4.43      116.0           --      --
 DKK 117.5     November 7, 2002     254,300     4.35      117.5           --      --
 DKK 148.0     March 6, 2002        212,500     3.68      148.0           --      --
 DKK 165.0     July 31, 2002        563,500     4.08      165.0           --      --
 DKK 300.0     December 6, 2001     318,500     3.43      300.0      159,250   300.0
 ---------                        ---------     ----      -----    ---------   -----
 DKK 48.9 to
   DKK 300                        3,428,300     3.36      108.7    1,157,000    90.2
                                  ---------     ----      -----    ---------   -----

14.  Internal Shareholders

                                   Number of ordinary Number of warrants
                                   shares owned as of   granted as of
                                   December 31, 2001  December 31, 2001
                                   ------------------ ------------------
                                      (unaudited)        (unaudited)
       Board of Directors
       Lisa N. Drakeman...........      301,440             515,000
       Jesper Zeuthen.............       72,680             100,000
       Leif Helth Jensen..........       46,476              65,000
       Francesco de Rubertis......           --              20,000
       Ernst Schweizer............       91,840              66,000
       Irwin Lerner...............           --              60,000
                                        -------           ---------
                                        512,436             826,000
       Management
       Lisa N. Drakeman, see above           --                  --
       Jan van de Winkel..........       82,000             280,000
       Claus Juan Moller-San Pedro      228,350             330,000
       Zahed Subhan...............           --             200,000
       Michael Wolff Jensen.......           --             200,000
                                        -------           ---------
                                        310,350           1,010,000
                                        -------           ---------
       Total......................      822,786           1,836,000
                                        -------           ---------

                   Genmab A/S (A development stage company)

15.  Related Party Transactions

   At December 31, 2001, Medarex, Inc. owns approximately 33% of the outstanding shares of the Company through its wholly owned subsidiary, GenPharm International, Inc.

   During 1999 and 2000 Medarex granted 16 fully paid-up exclusive licenses to the Company to use its HuMAb-Mouse and Tc Mouse(TM) technology to produce fully human monoclonal antibodies for 16 antigens to be specified by the Company. In addition, Medarex granted the Company a non-exclusive license to use the HuMAb technology to produce fully human monoclonal antibodies for an unlimited number of antigens. At December 31, 2001, the Company has not exercised any rights to the non-exclusive royalty bearing licenses.

   In January 2000, the Company and Medarex entered into a manufacturing agreement under which Medarex will produce antibodies to be used by the Company in the clinical testing phase of product development. In 2001, the Company entered into a manufacturing agreement with a third party supplier, and accordingly Medarex is no longer the Company's sole source for antibody production capacity.

   In August 2000, the Company entered into the Genomics Agreement, pursuant to which Medarex granted the Company the exclusive rights to market its transgenic mouse technologies for multi-target (five or more targets) European genomics partnerships. Genmab's territory includes companies with European headquarters, such as Oxford GlycoSciences, that have either developed or gained access to genomics or other novel targets. The Company also may conduct business with any company it may choose for non multi-target (less than five targets) products.

   In exchange for the rights granted to Genmab by Medarex under the Genomics Agreement, the Company issued 279,760 Ordinary Shares to Medarex. Such amounts were assigned at a value of DKK 16,701,672, equal to USD 2 million, at the exchange rate prevailing at the date of issuance. Each year from 2001 to 2004, the Company will pay Medarex USD 2 million per year. This has been accrued with imputed interest. The Company has the option to pay these amounts in either cash or Ordinary Common Shares. The payment in 2001 was made in cash. The Genomics Agreement has an initial term of five years with a right exercisable by the Company to extend the term for a further two years.

   The partnering model entered into between Medarex and Genmab in the Genomics Agreement is based on collaboration, cost-sharing and shared commercial rights. In a typical collaboration, the target company will contribute five or more targets to the alliance. Genmab and Medarex will jointly contribute the antibody products to the targets. For each product to be developed, the target company will pay half the development costs and Genmab and Medarex together will pay equally the other half.

   Genmab and Medarex together may also make their full repertoire of antibody development capabilities available to the collaborations, including pre-clinical and clinical research and manufacturing capacity.

   In addition to these rights, Medarex has also granted to Genmab, under the Genomics Agreement, an option on up to four anti-cancer antibodies obtained through its agreement with Eos Biotechnology. After subsequent modification of the EOS/Medarex agreement, the collaboration is based on a cost-sharing and shared commercial rights model to novel cancer targets discovered by EOS Biotechnology. The terms of this type of collaboration are described above.

   In September 2000, Genmab entered into an amended and restated Genomics Agreement with Medarex. Medarex agreed to assign to the Company 100% of Medarex's economic interest in each product Medarex jointly develops with Oxford GlycoSciences and sells in Europe, and 50% of its economic interest in each product sold outside North America and Europe. Also, in September 2000, the Company purchased shares in Oxford GlycoSciences from Medarex at the market value at a total cost of approx. DKK 21.5 million.

                   Genmab A/S (A development stage company)

   In June 2001, the Company and Medarex entered a collaboration agreement to develop an anti-inflammatory antibody therapeutic. Under the agreement the parties will share the cost associated with the pre-clinical and clinical development of the product and will share the commercialization rights and royalties.

   The Company has paid Medarex for manufacturing services and reimbursement of administrative expenses. For 2001, 2000 and 1999 the Company has expensed DKK 23,949,513, DKK 21,865,757 and DKK 5,264,568, respectively in connection with these agreements. In addition the Company paid DKK 16,912,200 to Medarex in connection with the Genomics Agreement in 2001. The Company has therefore expensed a total of DKK 72,347,579 for the period 11 June 1998 (date of inception) to December 31, 2001.

   The Company has been reimbursed by Medarex DKK 511,858, 135,566 and 56,357 for the 12 month periods ended December 31, 2001, 2000 and 1999, respectively, for costs occurred at their behalf. The Company leases from Medarex a limited area of office space in Princeton, New Jersey, USA. At the end of 2001, these leasing transactions are considered immaterial.

   Licenses and rights contributed to Genmab in connection with the Genomics Agreement with Medarex have been recorded at historic cost for the initial fee, and net present value for the remaining four payments. Debt related to the net present value of the remaining payments is included in the Liabilities, and allocated in short- and long-term payable technology rights. The amortization is based on the straight-line method for net present value, using an estimated useful life of five years.

   Other licenses previously contributed to Genmab by Medarex have been recorded at their value on the date of contribution, and are supported by independent valuation studies. These licenses are also being amortized using the straight-line method over an estimated useful life of five years.

   The Company has identified other related parties as being GenPharm, Oxford GlycoSciences, Scancell, its own subsidiaries and its officers and directors. No significant transactions, which are not eliminated in the consolidation have taken place with these other related parties, other than disclosed in the financial statements.

16.  Research and Development Agreements

   The Company has entered into a new agreement with Immunex Corporation ("Immunex") for the exclusive worldwide rights to Immunex's patent estate relating to antibodies towards IL15 and IL15r. Immunex retains an option, exercisable after Phase II clinical trials have been completed, to commercialize the resulting product. Upon exercise of the option, Immunex would be obligated to pay to the Company license fees, milestone payments as well as be obligated to share future profits with the Company. Immunex would also be responsible for all future development costs.

   Also, the Company has announced a broad antibody development collaboration with Hoffman-La Roche Ltd. for the creation and development of human antibody therapeutics products towards targets identified by Roche. The Company is to undertake research and development activities whereas Roche will undertake commercialization after filing of biologics license application. The Company will receive certain milestone and royalty payments depending the successful development of products.

   During 2001, the Company entered into a number of additional agreements with parties such as Scancell, deCode and Glaucus to develop new antibody therapeutic products. The collaborations will utilize novel disease targets discovered by the partners. The companies will focus on several therapeutic areas. The alliances are mainly multi-target alliances based on the Company's Genomics Agreement with Medarex and a number of partners have already identified initial groups of disease targets using genomics or other capabilities.

   No material costs were incurred in connection with these agreements during 2001 and 2000.

                   Genmab A/S (A development stage company)

17.  Commitments and Contingencies

   Leases

   The Company leases office space under operating leases, which are not cancelable up until 2006. At December 31, 2001, future minimum payments under the office leases were as follows:

                                                      USD
                                          DKK     (Unaudited)
                                       ---------- -----------
                   2002............... 10,016,346  1,191,075
                   2003...............  9,848,504  1,171,116
                   2004...............  9,569,438  1,137,932
                   2005...............  8,114,911    964,969
                   2006...............  4,222,404    502,099
                                       ----------  ---------
                                       41,771,603  4,967,191
                                       ----------  ---------

   For the years ended December 31, 2001, 2000 and 1999, the Group paid rent expenses of DKK 3,965,732, DKK 517,384 and DKK 162,386, respectively.

   Other Purchase Obligations

   The Company has entered into a number of agreements, mainly within the area of manufacturing services related to the research and development activities. The agreements will lead to the following future payments:

                                                      USD
                                          DKK     (Unaudited)
                                      ----------- -----------
                  2002...............  32,916,225  3,914,171
                  2003...............  31,907,225  3,794,188
                  2004...............  67,647,600  8,044,188
                  2005...............  65,545,225  7,794,188
                                      ----------- ----------
                                      198,016,275 23,546,735
                                      ----------- ----------

   License Agreements

   The Company is a party to a number of license agreements, which call for royalties to be paid by the Company if and when the Company commercializes products utilizing the licensed technology.

18.  Subsequent Events

   In January 2002, the Company announced an expansion of the collaboration agreement from September 2000 with Oxford GlycoSciences and Medarex. The parties announced a campaign to treat breast cancer based on an array of novel medical products derived from proteomics and antibody technology.

19.  Reconciliation from US GAAP to Danish GAAP

   Marketable Securities

   SFAS 115 "Accounting For Certain Investments In Debt An Equity Securities" established guidelines for the reporting and display of marketable securities in the financial statements in accordance with US GAAP. Investments accounted for under SFAS 115 applies the fair value concept to these securities. Investments classified as available-for-sale have all unrealized gains and losses included as part of Comprehensive income/loss in shareholders' equity.

                   Genmab A/S (A development stage company)

   According to Danish GAAP such securities are classified as marketable securities and unrealized gains and losses (including exchange rate gains and losses) on such securities are included in the statement of operations and included as a non-distributable component of shareholders equity.

   There are no quantifiable differences in shareholders' equity resulting from the accounting treatment applied by the Company under US GAAP as opposed to Danish GAAP.

   Transactions Entered into by a Principal Shareholder on the Company's Behalf

   Under US GAAP, certain transactions entered into by a principal shareholder on the Company's behalf are recognized in the Company's financial statements through the recognition of an asset or an expense and a corresponding credit to shareholders' equity. The Company has recorded a deferred compensation and an offsetting credit to shareholders' equity in connection with the sale by a principal shareholder in 1999 of 50,000 of the Company's shares to a number of the Company's employees and directors for nominal value. Deferred compensation associated with this transaction has been amortized as a charge against income over the vesting period and as of August 25, 2000, the balance of deferred compensation relating to the transaction has been expensed due to the termination of the shareholder's agreement containing the vesting clause. Had the annual report of the Company been prepared in accordance with Danish GAAP, which differs in certain aspects from US GAAP, no such recognition would be required.

   In, 2001, the Company determined that the expense recorded in 2000 for the fair value of warrants granted to non-employees should be recorded using the method of attribution specified by FASB Interpretation No. 28. This method results in an accelerated attribution of the expense recognized for such warrants over the specified vesting period rather than the straight-line method previously used. Additionally, the Company determined that the compensation associated with certain transactions entered into by principal shareholders on Company's behalf should be fully recognized in 2000 in connection with the cancellation of the previously existing vesting provisions. The aggregate effect of the adjustments for the foregoing items resulting in increases in the net loss in 2000 by DKK 6,022,103 for US GAAP reporting purposes.

                   Genmab A/S (A development stage company)

   Summary

   Application of Danish GAAP would have affected net loss for the periods ended December 31, 2001, 2000 and 1999 to the extent described below. Application of Danish GAAP would not have affected shareholders' equity as of any date for which financial information is presented herein.

                                      12 months     12 months    12 months    12 months
                                        ended         ended        ended        ended
                                     December 31,  December 31, December 31, December 31, Total since
                                         2001          2001         2000         1999      inception
                                     ------------  ------------ ------------ ------------ ------------
                                         DKK           USD          DKK          DKK          DKK
Net loss according to
  US GAAP........................... (185,636,553) (22,074,624) (24,573,196) (19,062,164) (229,275,571)
Unrealized gain/(loss) on short term
  marketable securities.............   (1,520,251)    (180,778)   3,615,362            0     2,095,111
Reversed transaction entered into by
  principal shareholder on
  Company's behalf..................            0            0    4,488,750    1,181,250     5,670,000
Unrealized exchange rate gain/(loss)
  marketable securities.............   21,390,479    2,543,609  (22,830,567)           0    (1,440,088)
Recognition of expense associated
  with warrants granted to non-
  employees using an accelerated
  method of attribution.............   (2,950,853)    (350,895)   2,950,853            0             0
                                     ------------  -----------  -----------  -----------  ------------
Net loss according to
  Danish GAAP....................... (168,717,178) (20,062,688) (36,348,798) (17,880,914) (222,950,548)
                                     ------------  -----------  -----------  -----------  ------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2002, which will be filed on or before April 19, 2002, and is incorporated herein by reference.

Item 11.  Executive Compensation

   The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2002, which will be filed on or before April 19, 2002, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2002, which will be filed on or before April 19, 2002 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   The information required herein will be incorporated in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2002, which will be filed on or before April 19, 2002, and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   Item
 Number
 -----
(a).1. (a) Consolidated Financial Statements--Medarex, Inc.

           Report of Independent Auditors.

           Consolidated Balance Sheets as of December 31, 2000 and 2001

           Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001.

           Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 2000
           and 2001

           Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001.

           Notes to Consolidated Financial Statements

(a).1.(b)  Consolidated Financial Statements--Genmab A/S (A Development Stage Company)

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 2001 and 2000

           Consolidated Statements of Operations for the year ended December 2001, 2000 and 1999 and the total since inception

           Consolidated Statements in Shareholders' Equity for the twelve months ended December 31,
           2001, 2000 and 1999, and for the period from inception (June 11, 1998) to December 31, 2001

           Consolidated Statements of Cash Flows for the twelve months ended December 31, 2001, 2000 and 1999 and the total since inception

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

10.3(1)    1991 Employee Stock Option Plan.

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

10.53(11)   Amendment to Lease of Registrant's Laboratory Facility (Annandale, New Jersey).

10.54(11)   Employment Agreement by and between the Registrant and Yashwant M. Deo, dated as of July 8,
            1993.

10.56(12)   Consulting Agreement dated February 10, 1994 by and between the Registrant and Dr. Julius A.
            Vida.

10.57(13)** Letter of Intent dated March 30, 1994 between the Registrant and E. Merck.

10.61(9)    1995 Stock Option Plan.

10.62(9)    Stock Purchase Agreement dated May 16, 1995 between the Registrant and Novartis, Inc.

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

10.81(33)   Rights Exchange Agreement dated as of June 10, 1998 between the Registrant and BCC
            Acquisition I LLC, together with the exhibits thereto.

10.84(36)** Shareholders Agreement dated February 25, 1999 among Medarex, Inc., GenPharm International,
            Inc., BankInvest, BI Asset Management, Fondsmaeglerselskab A/S and certain other investors.

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

10.86(30)   Medarex, Inc. Executive Deferred Savings Plan.


10.87(39)    Agreement of Lease dated July 7, 1999 between McCarthy Associates Limited and the Registrant.

10.88(40)    Medarex, Inc. 1997 Stock Option Plan.

10.89(41)    Medarex, Inc. 1999 Stock Option Plan.

10.99(51)**  Agreement dated December 21, 1999 among the Registrant, GenPharm, and Immuno-Designed
             Molecules S.A.

10.100(52)** Agreement on Essential Terms for Collaboration effective as of December 27, 1999 among the
             Registrant, GenPharm and Kirin Brewery Co., Ltd.

10.104(57)   Medarex, Inc. 2000 Stock Option Plan.

10.105(58)   Medarex, Inc. 2000 Non-Director/Officer Employee Stock Option Plan.

10.106(59)   Medarex, Inc. 2001 Non-Director/Officer Employee Stock Option Plan.

10.107(60)   Medarex, Inc. 2001 Stock Option Plan.

21           Subsidiaries of the Registrant.

23.1         Consent of Ernst & Young LLP.

23.2         Consent of PricewaterhouseCoopers.

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

(39) Incorporated by reference to Exhibit Number 10.83 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1999.
(40) Incorporated by reference to Exhibit Number 10.84 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1999.
(41) Incorporated by reference to Exhibit Number 10.85 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1999.
(51) Incorporated by reference to Exhibit Number 10.9 to the Registrant's Current Report on Form 8-K filed on January 26, 2000.
(52) Incorporated by reference to Exhibit Number 10.10 to the Registrant's Current Report on Form 8-K filed on January 26, 2000.
(56) Incorporated by reference to Exhibit Number 4(b) to the Registrant's Registration Statement on Form S-8 (File Number 333-39084) filed on June 12, 2000.
(57) Incorporated by reference to Exhibit Number 10.1 to the Registrant's Registration Statement on Form S-8 (File Number 333-39084) filed on June 12, 2000.
(58) Incorporated by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-8 (File Number 333-55222) filed on February 8, 2001.
(59) Incorporated by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-8 (File Number 333-55224) filed on February 8, 2001.
(60) Incorporated by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-8 (File Number 333-72154) filed on October 24, 2001.
--------
** Confidential treatment has been granted with respect to specified portions of this exhibit.

(b) Reports on Form 8-K

   None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed
on its behalf by the undersigned, thereunto duly authorized on March   , 2002.

                                               MEDAREX, INC.

                                               By: DONALD L. DRAKEMAN
                                                   -----------------------------
                                                   Donald L. Drakeman President
                                                   and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

Principal Executive Officer and Director:

                                                  DONALD L. DRAKEMAN
     Director, President and Chief           -------------------------
     Executive Officer                            Donald L. Drakeman       Date  March 28, 2002

Principal Financial Officer
And Accounting Officer:

     Senior Vice President and Chief              CHRISTIAN S. SCHADE
     Financial Officer                       -------------------------
                                                  Christian S. Schade      Date  March 28, 2002

Directors:

        IRWIN LERNER
-----------------------------
        Irwin Lerner
    Chairman of the Board     Date  March 28, 2002

    MICHAEL A. APPELBAUM
-----------------------------
    Michael A. Appelbaum      Date  March 28, 2002

         FRED CRAVES
-----------------------------
         Fred Craves          Date  March 28, 2002

      MICHAEL W. FANGER
-----------------------------
      Michael W. Fanger       Date  March 28, 2002

     RONALD J. SALDARINI
-----------------------------
     Ronald J. Saldarini      Date  March 28, 2002

      CHARLES SCHALLER
-----------------------------
      Charles Schaller        Date  March 28, 2002

       LEIGH THOMPSON
-----------------------------
       Leigh Thompson         Date  March 28, 2002

       JULIUS A. VIDA
-----------------------------
       Julius A. Vida         Date  March 28, 2002