Form 10-Q
period 2002-03-31
MEDAREX INC
filed 2002-05-15
CIK 874255

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934




For quarter ended March 31, 2002                     Commission File No. 0-19312


                                  MEDAREX, INC.
             (Exact name of registrant as specified in its charter.)

New Jersey                                                       22-2822175
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

707 State Road, Princeton, New Jersey                              08540
(Address or principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (609) 430-2880

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No

The number of shares of common stock, $.01 par value, outstanding as of May 1, 2002 was 73,002,661

                         MEDAREX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                    December 31,     March 31,
                                                                                        2001           2002
                                                                                   -------------     ---------
                                                                                                    (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                                                       $   31,269      $   50,010
   Marketable securities                                                              435,683         378,020
   Other current assets                                                                24,860          24,109
                                                                                   ----------      -----------
         Total current assets                                                         491,812         452,139

 Property and equipment:
   Land                                                                                 6,788           6,788
   Building and leasehold improvements                                                 56,080          61,492
   Machinery and equipment                                                             16,188          18,160
   Furniture and fixtures                                                               2,819           2,948
   Construction in progress                                                             7,767           9,349
                                                                                   ----------      -----------
                                                                                       89,642          98,737
   Less accumulated depreciation and amortization                                      (9,782)        (11,541)
                                                                                   ----------      -----------
                                                                                       79,860          87,196

Investments in Genmab                                                                  65,501          61,325
Investments in IDM                                                                     48,199          48,199
Investments in, and advances to, other affiliates and partners                         14,384          14,384
Segregated cash                                                                         1,300           1,300
Other assets                                                                           19,371          19,174
                                                                                   ----------      -----------
     Total assets                                                                  $  720,427      $  683,717
                                                                                   ==========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Trade accounts payable                                                          $    3,139      $    1,836
   Accrued liabilities                                                                 21,485          13,813
   Deferred contract revenue - current                                                 19,862          12,817
                                                                                   ----------      ----------
      Total current liabilities                                                        44,486          28,466

 Deferred contract revenue - long-term                                                  1,597           1,195
 Deferred income taxes and other long-term obligations                                 16,782          15,682
 Convertible subordinated notes                                                       175,000         175,000
Commitments and contingencies                                                               -               -

Shareholders' equity:
   Preferred stock, $1.00 par value, 2,000,000 shares authorized;
       none issued and outstanding                                                          -               -
   Common stock, $.01 par value; 200,000,000 shares authorized;
       74,005,466 shares issued and 72,876,240 outstanding
       at December 31, 2001 and 74,017,416 shares issued and 72,926,061
       shares outstanding at March 31, 2002                                               740             740
   Capital in excess of par value                                                     570,655         570,736
   Treasury stock, at cost 1,129,226 shares in 2001 and 1,091,355 shares in 2002      (2,840)          (2,745)
   Deferred compensation                                                                2,188           1,768
   Accumulated other comprehensive income                                              37,881          34,776
   Accumulated deficit                                                               (126,062)       (141,901)
                                                                                   ----------      ----------
         Total shareholders' equity                                                   482,562         463,374
                                                                                   ----------      ----------
         Total liabilities and shareholders' equity                                $  720,427      $  683,717
                                                                                   ==========      ==========


See notes to these unaudited consolidated financial statements.

                         MEDAREX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                Three Months Ended
                                                                              -----------------------
                                                                              March 31,      March 31,
                                                                                2001           2002
                                                                              --------       --------
Sales                                                                         $     66       $    100
Contract and license revenues                                                    8,104          7,613
Sales, contract and license revenues from Genmab (includes
         sales of $2,308 to Genmab in 2002)                                        750          3,058
                                                                              --------       --------
      Total revenues                                                             8,920         10,771

Costs and expenses:
      Cost of sales ($1,438 from sales to Genmab in 2002)                           28          1,477
      Research and development                                                   8,060         17,254
      General and administrative                                                 3,602          5,418
                                                                              --------       --------
        Total costs and expenses                                                11,690         24,149
                                                                              --------       --------
          Operating loss                                                        (2,770)       (13,378)

Equity in net loss of affiliate                                                   (577)        (3,589)
Interest income                                                                  6,771          4,946
Impairment loss on investment                                                       -         (1,600)
Interest expense                                                                    (1)        (2,218)
                                                                              --------       --------
   Income (loss) before provision for income taxes                               3,423        (15,839)
Provision for income taxes                                                         150              -
                                                                              --------       --------
          Net income (loss)                                                   $  3,273       $(15,839)
                                                                              ========       ========
Basic net income (loss) per share                                                $0.04         ($0.21)
                                                                              ========       ========
Diluted  net income (loss) per share                                             $0.04         ($0.21)
                                                                              ========       ========
Weighted average number of common
   shares outstanding
        - basic                                                                 73,858         74,011
                                                                              ========       ========
        - diluted                                                               75,828         74,011
                                                                              ========       ========


See notes to these unaudited consolidated financial statements.

                         MEDAREX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                              -------------------------------
                                                                                2001                  2002
                                                                              ---------             ---------
Operating activities:
   Net income (loss)                                                          $   3,273           $ (15,839)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
         Depreciation                                                               695               1,586
         Amortization                                                               234                 478
         Stock options and awards to employees                                       68                  61
         Stock options and warrants to non-employees                                (57)                 (8)
         Non cash revenue - IDM                                                  (5,058)             (5,058)
         Non cash revenue - Genmab                                                 (500)                  -
         Equity in net loss of Genmab                                               577               3,589
         Impairment loss on investments                                               -               1,600
Changes in operating assets and liabilities:

   Other current assets                                                           4,278                (566)
   Trade accounts payable                                                          (157)             (1,303)
   Accrued liabilities                                                           (1,633)             (4,551)
   Deferred contract revenue                                                       (634)             (2,389)
                                                                              ---------           ---------
        Net cash provided by (used in) operating activities                       1,086             (22,400)

Investing activities:
   Purchase of property and equipment                                           (16,999)            (12,431)
   Increase in investments and advances to affiliates and partners               (5,226)                  -
   Increase in segregated cash                                                     (274)                  -
   Purchase of marketable securities                                                  -              (2,500)
   Sales of marketable securities                                                71,502              56,044
                                                                              ---------           ---------
       Net cash provided by investing activities                                 49,003              41,113

Financing activities:
   Cash received from sales of securities, net                                      234                  28
   Principal payments under debt obligations                                         (6)                  -
                                                                              ---------           ---------
       Net cash provided by financing activities                                    228                  28
                                                                              ---------           ---------
       Net increase in cash and cash equivalents                                 50,317              18,741
Cash and cash equivalents at beginning of period                                 78,397              31,269
                                                                              ---------           ---------
Cash and cash equivalents at end of period                                    $ 128,714           $  50,010
                                                                              =========           =========
Supplemental disclosures of cash flow information
  Cash paid during period for:

      Interest                                                                $       1           $   4,047
                                                                              =========           =========


See notes to these unaudited consolidated financial statements.

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


1.   Organization and Basis of Presentation

     The unaudited consolidated financial statements have been prepared from the books and records of Medarex, Inc. and Subsidiaries (the "Company") in accordance with the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.


2.   Net Income (Loss) per Share

     Basic and diluted earnings per share are calculated in accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 128, "Earnings per Share"
(EPS). Basic earnings per share is based upon the number of weighted average shares of common stock outstanding. Diluted earnings per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, which are included under the treasury stock method. For the three months ended March 31, 2002, the effect of the conversion of the subordinated notes has been excluded from the computation of diluted income per share, as its effect is antidilutive.

     The computation of basic and diluted earnings per share for three months ended March 31, 2001 and 2002 is as follows:


                                                   Three Months Ended
                                                         March 31
                                               ---------------------------
                                                   2001             2002
                                               -----------      ----------
Basic:
Net income (loss)                              $     3,273     $   (15,839)
Weighted average shares outstanding             73,858,000      74,011,000
                                               -----------     -----------
Basic net income (loss) per share              $      0.04     $     (0.21)
                                               ===========     ===========

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (Dollars in thousands, except per share data)


2.   Net Income (Loss) per Share (con't)

                                                       Three Months Ended
                                                            March 31
                                                     -----------------------
                                                       2001          2002
                                                     ---------     ---------
Diluted:
Net income (loss)                                  $     3,273   $   (15,839)
Weighted average shares outstanding                 73,858,000    74,011,000
Net effect of dilutive securities:
     Stock options-                                  1,970,000            --
                                                   -----------   -----------
Total adjusted weighted-average shares              75,828,000    74,011,000
                                                   ===========   ===========
Diluted net income (loss) per share                $      0.04   $     (0.21)
                                                   ===========   ===========

3.   Marketable Securities

     Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. Such securities, which are classified as available-for-sale, are carried at market with unrealized gains and losses reported within other comprehensive income as a separate component of shareholders' equity. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value with a charge to current earnings. In the first quarter of 2002 the Company recorded a $1,600 impairment charge related to its investment in Oxford GlycoSciences Plc, whose decline in value was determined to be other than temporary.


4.   Contingencies

     The Company has a contingent commitment to pay $1,000 to Essex Chemical Corporation ("Essex") without interest in installments equal to 20% of net after tax earnings of the Company on an annual basis in future years. The Company's contingent commitment, as amended, to pay up to $1,000 out of future earnings may be satisfied, at the Company's option, through the payment of cash or shares of the Company's Common Stock having a fair market value equal to the amount owed, provided that such shares are registered with the Securities and Exchange Commission. The Company has accrued $667 related to this liability during 2000 which remains outstanding at March 31, 2002.

     In the ordinary course of our business, the Company is at times subject to various legal proceedings. We do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

5.   Licensing, Research and Development Agreements

     In January 2002, Sangamo BioSciences, Inc. ("Sangamo"), a privately held biotechnology company, and the Company announced a collaboration under which the parties expect to use Sangamo's zinc finger DNA binding protein (ZFP) gene regulation technology platform to increase the expression of antibodies in mammalian cell lines. Under the terms of the agreement, the Company will provide research funding to Sangamo over a two year period, and the parties plan to collaborate to create cell lines with the ability to express antibodies at enhanced levels. The Company will have a non-exclusive license to use these novel cell lines to manufacture antibody products. Sangamo will be entitled to potential milestone payments and royalties on any sales of such products.

     In January 2002, the Company entered into a collaboration with Tularik, Inc. ("Tularik"), a publicly traded biotechnology company, to jointly develop and commercialize fully human antibody therapeutic products to specific cancer targets identified by Tularik. The Company plans to generate antibodies to the Tularik targets using its fully human antibody technology. Tularik will contribute three cancer-related targets to the collaboration. The Company and Tularik each expect to assume certain costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. In addition, the Company made an equity investment in Tularik. The Company expensed a premium of $2,500 for the purchase of Tularik common stock in the quarter ended March 31, 2002, which represented technology access rights and was part of the collaboration.

     In January 2002, the Company and Scil Biomedicals GmbH ("Scil"), a privately held biotechnology company, terminated their collaboration related to the development of MDX-210 and MDX-RA for all applications. In the first quarter of 2002, the Company recognized $958 in contract revenue associated with the termination of the collaboration. The Company has no remaining obligations to Scil.

6.   Investments in Genmab

     In 1999, the Company acquired a 44% ownership interest in Genmab A/S, a Danish biotechnology company ("Genmab"). In June 2000, Genmab completed a private placement in which the Company invested $18,000 in Genmab in order to maintain its approximate 44% ownership interest. In August 2000, the Company acquired an additional 1% of Genmab's capital stock in exchange for certain rights to the Company's fully human antibody technology. This increased the Company's ownership interest to approximately 45%. As a result of Genmab's initial public offering completed in October 2000, the Company's equity interest in Genmab was reduced to approximately 33%. In December 2001, 88,600 shares of

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


the Company's Genmab stock were awarded as a bonus to the President and Chief Executive Officer of the Company, further reducing the Company's ownership percentage in Genmab to approximately 32.6%. During the three month periods ended March 31, 2001 and 2002 the value of the Company's investment in Genmab was adjusted to reflect the Company's share of Genmab's loss ($577) and ($3,589), respectively, and an unrealized loss of $(4,131) and $(587), respectively, related to foreign exchange translation. Such foreign exchange translation adjustments are included within accumulated other comprehensive income in the Company's March 31, 2002 balance sheet.

     Summary financial information for Genmab is as follows as of and for the three months ended March 31, 2001 and 2002:
                                                 2001            2002
                                                -------         -------

     Current Assets........................  $  211,758      $  181,311
     Non Current Assets....................      17,661          21,454
     Current Liabilities...................       4,630           8,308
     Non Current Liabilities...............       5,068           3,553
     Net Sales.............................          --              --
     Gross Profit..........................          --              --
     Net Loss..............................      (1,752)        (11,019)

7.   Comprehensive Income (Loss)

     The components of comprehensive income (loss) for three month periods ended March 31, are as follows (unaudited):

                                                  Three months ended
                                                        March 31
                                               ------------------------
                                                 2001            2002
                                               --------        --------

     Net income (loss)                         $  3,273        $(15,839)
     Unrealized gain (loss) on securities           449          (2,519)
     Unrealized loss on foreign exchange         (4,131)           (587)
                                               --------        --------
     Total comprehensive loss                  $   (409)       $(18,945)
                                               ========        ========

8.   Segment Information

     The Company is an integrated monoclonal antibody-based company with antibody discovery, development and manufacturing capabilities. The operations of the Company and its wholly owned subsidiaries constitute one business segment.

     Revenue from customers representing 10% or more of total revenues for the three months ended March 31, 2001 and 2002 is as follows:

                                                  Three months ended
                                                        March 31,
                                                -----------------------
                                                 2001            2002
                                                ------          -------
     Customer
     --------
     IDM S.A.                                    57%              47%
     Genmab A/S                                   8%              28%
     Kirin Brewery Co., Ltd                      17%               0%

                         MEDAREX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands, except per share data)

     No other single customer accounted for more than 10% of the Company's total revenues for the three months ended March 31, 2001 and 2002, respectively.


9.   Subsequent Event

     In April 2002, the Company and Aventis Behring, L.L.C. entered into a Termination Agreement whereby the parties agreed to terminate the Development and License Agreement between the Company and Aventis which was originally entered into in April 1996 regarding the development and commercialization of MDX-33. Neither the Company nor Aventis has any remaining material obligations to the other under the Development and License Agreement or any other agreement.

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

     Through our 1997 acquisition of GenPharm International, Inc. and our collaboration with Kirin Brewery Co. Ltd., we expanded our business to include both our HuMAb-Mouse and Kirin's TC Mouse technologies. In December 2000 we unveiled the KM-Mouse, a unique crossbred mouse developed in partnership with Kirin, as the newest addition to our UltiMAb Human Antibody Development System. With the UltiMAb platform, we have assembled a unique family of human antibody technologies for creating the entire spectrum of high-affinity, fully human antibodies. We intend to leverage our product development capabilities with those of our partners, while also gaining access to novel therapeutic targets and complementary development, sales and marketing infrastructure. As of March 31, 2002, 41 pharmaceutical and biotechnology companies have partnered with us to jointly develop and commercialize products or have otherwise acquired the rights to use our proprietary technology in their development of new products, including industry leaders such as Amgen, Inc., Centocor, Inc. (a subsidiary of Johnson & Johnson), Eli Lilly & Company, Human Genome Sciences, Inc., Immunex Corporation, Novartis Pharma AG, Novo Nordisk A/S, and Schering AG. Some of these are licensing partnerships, providing us with licensing fees, milestone payments and royalty payments; others are collaborative partnerships and provide for the sharing of product development costs, revenues, expenses and profits associated with products sold commercially.

     Our licensing partners typically obtain licenses to one or more of our antibody generating technologies which allow these partners to develop and commercialize antibody-based products. We could receive license fees, milestones and royalties in connection with each of these products. Under these licenses, there is usually an initial period during which our corporate partner may elect to enter into a research license for antibodies to a particular designated target. Subsequently, our licensing partner may elect to obtain a commercial license for monoclonal antibodies to a particular target. As of March 31, 2002, 21 of our total partnerships were licensing partnerships, and we expect to continue adding additional licensing partnerships in the future.

     We are also pursuing an "Applied Genomics" strategy in order to gain access to new target antigens as they are identified, while also sharing the risks and rewards of the related antibody development and commercialization. To this end, we have established a number of collaborative partnerships with leading companies in the fields of genomics and proteomics to jointly develop and commercialize human antibody products. Typically, our collaborator will provide a target antigen, and we will generate antibodies against that antigen using our UltiMAb Human Antibody Development System. We and our collaborators typically agree to share equally costs of clinical development and manufacturing as well as revenues, expenses and profits associated with the products. As of March 31, 2002, 20 of our total partnerships were collaborative partnerships, and we expect to continue adding additional collaborations in the future.

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

Critical Accounting Policies

     The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the accounting policies that require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements to be as follows:

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

Investments

     All marketable securities are classified as available-for-sale securities and are carried at fair value. Marketable securities will include those securities of publicly traded debt and equity securities accounted for under the cost method. These securities trade on listed exchanges; therefore, fair value is readily available. These securities are also subject to an impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

     In addition, we make strategic investments in the equity of companies that are privately held, and these securities are carried at original investment cost. Because these securities are not listed on a financial exchange, we value these investments by using information acquired from industry trends, the management of these companies, financial statements, and other external sources. Based on the information, acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or adverse changes in operating results of underlying investments that may not be reflected in an investment's current carrying value, may also require an impairment charge in the future.

Liquidity and Capital Resources

     We have financed our operations since inception through the sale of our securities in public and private placements, sales of our products for research purposes and technology transfer and license fees.

     We had $428,030 in cash, cash equivalents and marketable securities at March 31, 2002 compared to $466,952 at December 31, 2001. Cash, cash equivalents and marketable securities include the net proceeds we received from our public offering completed on June 26, 2001 of 4.50% Convertible Subordinated Notes due 2006, of approximately $169,000. Net cash used by operating activities for the three months ended March 31, 2002 was approximately $22,400 compared with net cash provided by our operating activities of $1,086 for the three months ended March 31, 2001. The change was primarily due to our net loss for the 2002 period.

     Net cash provided by investing activities for the three months ended
March 31, 2002 was $41,113 compared to $49,003 for the three months ended March 31, 2001. The decrease in investing activities was primarily the result of a decrease of $4,568 in the purchase of property and equipment, a decrease of $5,226 in investment in affiliates and partners and a net decrease of $17,958 from purchases and sales of marketable securities.

     In November 2000, we acquired our Milpitas, California facility for approximately $14,600. We previously leased this facility. This property contains approximately 57,000 square feet of laboratory and office space and, as of March 31, 2002, we had expended (cumulatively) approximately $17,400 on renovating this facility.

     In January 2001, we purchased a facility and adjacent land in Bloomsbury, New Jersey for approximately $9,200. The Bloomsbury facility is situated on approximately 106 acres of land and currently contains space for approximately 165,000 square feet of laboratory and office space. We currently are using 75,000 square feet as laboratory and office space. As of March 31, 2002, we have completed the initial phase of the Bloomsbury facility and have expended cumulatively approximately $55,300. For the balance of 2002, we expect to expand our research facility in Milpitas and continue the expansion of laboratory and development capacity in Bloomsbury and Annandale, New Jersey. We currently expect the costs for this expansion to be up to approximately $60,000, but this is subject to change.

     Net cash provided by financing activities for the three months ended March 31, 2002 was $28 compared to $228 for the three months ended March 31, 2001. The change in 2002 from 2001 was primarily the result of less options exercised by employees during the first quarter of 2002. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

     Other Liquidity Matters. In connection with our merger with Essex
Medical Products in 1987, we issued promissory notes to Essex Chemical Corporation in the principal amount of $100 and committed to pay 20% of our net after-tax income until a total of $1,000 has been paid, contingent upon the occurrence of certain events. On June 6, 1991, we repaid the $100 of notes, plus accrued interest to Essex. As the result of our net income in 2000 we accrued $667 payable to Essex, which remains accrued at March 31, 2002. At our option, this obligation may be satisfied by the payment of shares of our common stock having a fair market value equal to the amount owed, provided such shares are registered for sale with the SEC.

     In July 2000, we entered into an Agreement with and Immuno-Designed Molecules S.A. or IDM whereby we licensed to IDM certain of our technologies in exchange for equity units in IDM. As a result of this transaction, we realized a gain from the transfer of technology of approximately $40,500 (based upon an independent valuation). In accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, we will recognize this gain over a 24-month period as contract revenue. Accordingly, during the three months ended March 31, 2002, we recognized $5,107 as contract revenue and as of that date approximately $9,273 remains unrecognized and will be recorded as revenue during the next two quarters of 2002.

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


     Results of Operations

     Three months ended March 31, 2001 and 2002

     Revenue increased by $1,851, from $8,920 to $10,771, during the three-month period ended March 31, 2002, a 21% increase as compared to the three-month period ended March 31, 2001. The increase relates principally to $2,308 of sales revenues from Genmab A/S and $972 of contract and license revenues from Eli Lilly & Company, partially offset by $1,500 in lower contract and license revenues from Kirin Brewery Co., Ltd.

     Cost of sales increased by $1,449, from $28 to $1,477, during the three-month period ended March 31, 2002, a 5,175% increase as compared to the three-month period ended March 31, 2001. The increase, primarily, reflects the production cost of MDX-CD4 that was sold to Genmab in the first quarter of 2002.

     Research and development expenses are largely comprised of personnel costs, those expenses related to facilities for our clinical research, development and clinical trial manufacturing efforts, third party research costs and supply costs. Research and development expenses for our products in development increased by $9,194 during the three-month period ended March 31, 2002, from $8,060 to $17,254, a 114% increase as compared to the three-month period ended March 31, 2001. The increases relate primarily to costs associated with the following:


     . Personnel costs for the three-month period ended March 31, 2002 increased by $2,838 or 107% as compared to the three-month period ended March 31, 2001. The increase in staff is to support higher levels of product development and clinical trial manufacturing activities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners and clinical activities. Included in the increase are salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to increase further as we continue to increase our product development activities and progress our products in clinical trials.

     . License and technology access fees for the three-month period ended March 31, 2002 increased by $2,781 or 9,365% over the three-month period ended March 31, 2001. In the first quarter of 2002 we paid a premium of $2,500 representing technology access rights for the purchase of Tularik, Inc. common stock as part of our collaboration and license agreement which was charged to expense. We expect license fees, including funds paid to certain partners, to increase in the future.

     . Research supply costs for the three-month period ended March 31, 2002 increased by $2,555 or 310% over the three-month period ended March 31, 2001. Included in these costs are materials and small equipment associated with the development of our products. We expect these costs to increase as we continue to expand our research and product development activities.

     . Facility costs for the three-month period ended March 31, 2002 increased by $1,317 or 75% over the three-month period ended March 31, 2001. The increase in 2002 primarily relates to the substantial investments made in our three research and development facilities during 2001 and the first quarter of 2002. Such expenditures included: building and land improvements, machinery and lab equipment, furniture and fixtures and other related costs. As a result, depreciation, utilities, maintenance, property taxes and related expenses increased for the three-month period ended March 31, 2002, as compared to the same period in 2001. We expect facility costs to increase in future periods as a result of our continued capital expansion plans.

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

     General and administrative expenses include compensation and other expenses related to finance and administrative personnel, legal services and business development. General and administrative expenses for the three-month period ended March 31, 2002, increased by $1,816, from $3,602 to $5,418, a 50% increase as compared to the three-month period ended March 31, 2001. The increase is primarily attributable to higher personnel costs, consulting and depreciation expenses. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

     Equity in net loss of affiliate for the three-month period ended March 31, 2002, increased by $3,012, from $577 to $3,589, a 522% increase as compared to the three-month period ended March 31, 2001. Genmab is an affiliated company and is accounted for using the equity method. We expect equity in net loss of Genmab to increase in the near future due to the Genmab's publicly stated intention to make additional investments in research and development to develop its own product pipeline.

     Interest income for the three-month period ended March 31, 2002, decreased by $1,825, from $6,771 to $4,946 a 27% decrease as compared to the three-month period ended March 31, 2001. The decrease reflects lower interest rates received on our investments partially offset by our higher average cash balances as the result of proceeds received from the June 26, 2001 public offering of our 4.50% convertible subordinated notes due in 2006.

     Impairment loss on investment of $1,600 during the three-month period ended March 31, 2002 reflects a decline in the value of the investment made in the capital stock of Oxford GlycoSciences Plc as part of our collaboration with them. During the first quarter of 2002, the decline in the value of the investment was determined to be "other than temporary."

     Interest expense during the three-month period ended March 31, 2002 increased by $2,217 from $1 to 2,218. The increase as compared to the three-month period ended March 31, 2001 reflects accrued interest on the 4.50% convertible subordinated notes issued on June 26, 2001 and due in 2006. Interest is due on January 1 and July 1 of each year.

Recent Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have infinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The January 1, 2002 adoption of Statement No. 142 did not have any impact on our consolidated financial position or results of operations as we currently have no goodwill or intangible assets with indefinite useful lives.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Statement No. 144 supersedes Statement No.121 and identifies the methods to be used in determining fair value. The January 1, 2002 adoption of Statement No. 144 did not have any impact on our consolidated financial position or results of operations.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

     We do not currently use derivative financial instruments in our operations or investment portfolio. However, we regularly invest excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. Government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased or sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is minimal. We do not have exposure to market risks associated with changes in interest rates, as we have no variable interest rate debt outstanding. We do not believe we have any material exposure to market risks associated with interest rates.

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


Part II -- Other Information

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



                                         MEDAREX, INC.
                                         -------------
                                         (Registrant)

Date:  May 10, 2002                    By  /s/ Christian S. Schade
                                          -----------------------------
                                              Christian S. Schade
                                              Senior Vice President
                                              Finance & Administration
                                              (Principal Financial and
                                              Accounting Officer)