Form 10-Q
period 2002-06-30
MEDAREX INC
filed 2002-08-14
CIK 874255

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For quarter ended June 30, 2002	Commission File No. 0-19312

MEDAREX, INC.
(Exact name of registrant as specified in its charter.)

New Jersey	22-2822175
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

707 State Road, Princeton, New Jersey	08540
(Address or principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 430-2880

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X            No

The number of shares of common stock, $.01 par value, outstanding as of August 9, 2002 was 74,474,753 shares.

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2001	June 30, 2002
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,269	$60,706
Marketable securities	435,683	341,420
Prepaid expenses and other current assets	24,860	15,754

Total current assets	491,812	417,880
Property, buildings and equipment:
Land	6,788	6,788
Buildings and leasehold improvements	56,080	61,654
Machinery and equipment	16,188	25,262
Furniture and fixtures	2,819	3,158
Construction in progress	7,767	1,505

	89,642	98,367
Less accumulated depreciation and amortization	(9,782)	(13,549)

	79,860	84,818
Investments in Genmab	65,501	65,716
Investments in IDM	48,199	48,199
Investments in, and advances to, other affiliates and partners	14,384	14,384
Segregated cash	1,300	1,300
Other assets	19,371	23,392

Total assets	$720,427	$655,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,139	$2,942
Accrued liabilities	21,485	9,589
Due to Corixa	—	14,000
Deferred contract revenue—current	19,862	7,303

Total current liabilities	44,486	33,834

Deferred contract revenue—long-term	1,597	1,016
Deferred income taxes and other long-term obligations	16,782	14,248
Convertible subordinated notes	175,000	175,000
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 74,005,466 shares issued and 72,876,240 outstanding at December 31, 2001 and 74,881,177 shares issued and 73,934,847 shares outstanding at June 30, 2002	740	749
Capital in excess of par value	570,655	577,910
Treasury stock, at cost 1,129,226 shares in 2001 and 946,330 shares in 2002	(2,840)	(2,380)
Deferred compensation	2,188	1,548
Accumulated other comprehensive income	37,881	43,633
Accumulated deficit	(126,062)	(189,869)

Total shareholders’ equity	482,562	431,591

Total liabilities and shareholders’ equity	$720,427	$655,689

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2001	2002	2001	2002
Sales	$256	$176	$190	$76
Contract and license revenues	15,627	14,380	7,523	6,767
Sales, contract and license revenues from Genmab (includes sales of $2,808 and $500 in 2002)	1,250	4,299	500	1,241

Total revenues	17,133	18,855	8,213	8,084

Costs and expenses:
Cost of sales ($1,755 and $327 from sales to Genmab in 2002)	134	1,806	106	329
Research and development	12,556	35,615	4,496	18,361
General and administrative	7,111	11,196	3,509	5,778
Write-off of facility costs	—	11,266	—	11,266
Acquisition of in-process technology	—	16,312	—	16,312

Total costs and expenses	19,801	76,195	8,111	52,046

Operating income (loss)	(2,668)	(57,340)	102	(43,962)

Equity in net loss of affiliate	(1,759)	(7,265)	(1,182)	(3,676)
Interest and investment income	12,462	9,416	5,691	4,470
Impairment loss on investments in corporate partners	—	(4,091)	—	(2,491)
Interest expense	(127)	(4,527)	(126)	(2,309)

Income (loss) before provision for income taxes	7,908	(63,807)	4,485	(47,968)
Provision for income taxes	300	—	150	—

Net income (loss)	$7,608	$(63,807)	$4,335	$(47,968)

Basic net income (loss) per share	$0.10	$(0.86)	$0.06	$(0.65)

Diluted net income (loss) per share	$0.10	$(0.86)	$0.06	$(0.65)

Weighted average number of common shares outstanding
— basic	73,898	74,141	73,938	74,269

— diluted	75,540	74,141	75,568	74,269

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2001	2002
Operating activities:
Net income (loss)	$7,608	$(63,807)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,459	3,324
Amortization	534	1,146
Stock options and awards to employees	137	327
Stock options and warrants to non-employees	(41)	(8)
Non cash revenue—IDM	(10,116)	(10,116)
Non cash revenue—Genmab	(1,000)	—
Write-off of facility costs	—	11,266
Write-off of in-process technology	—	15,907
Equity in net loss of Genmab	1,759	7,265
Impairment loss on investments in corporate partners	—	4,091
Changes in operating assets and liabilities
Other current assets	6,537	8,587
Trade accounts payable	(179)	(197)
Accrued liabilities	(1,266)	(10,077)
Deferred contract revenue	(2,420)	(3,024)

Net cash provided by (used in) operating activities	3,012	(35,316)
Investing activities:
Purchase of property and equipment	(36,579)	(24,224)
Proceeds from sale of equipment	—	320
Decrease in other assets	300	1
Increase in investments and advances to affiliates and partners	(9,226)	—
Decrease in segregated cash	20,768	—
Purchase of marketable securities	(169,500)	(2,500)
Sales of marketable securities	138,639	90,945

Net cash provided by (used in) investing activities	(55,598)	64,542
Financing activities:
Cash received from sales of securities, net	303	211
Proceeds from sale of convertible subordinated notes, net	169,161	—
Principal payments under debt obligations	(13)	—

Net cash provided by financing activities	169,451	211

Net increase in cash and cash equivalents	116,865	29,437
Cash and cash equivalents at beginning of period	78,397	31,269

Cash and cash equivalents at end of period	$195,262	$60,706

Non-cash investing and financing activities:
Issuance of common stock for intangible assets	$—	$5,093

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest	$1	$7,985

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)

1.     Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared from the books and records of Medarex, Inc. and Subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

2.    Net Income (Loss) per Share

Basic and diluted earnings per share are calculated in accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 128, “Earnings per Share”. Basic earnings per share is based upon the number of weighted average shares of common stock outstanding. Diluted earnings per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, which are included under the treasury stock method. For the six months and three months ended June 30, 2001, the effect of the conversion of the subordinated notes has been excluded from the computation of diluted income per share, as its effect is antidilutive. For the six months and three months ended June 30, 2002, potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.

The computation of basic and diluted earnings per share is as follows:

	Six Months Ended June 30		Three Months Ended June 30
	2001	2002	2001	2002
Basic:
Net income (loss)	$7,608	$(63,807)	$4,335	$(47,968)
Weighted average shares outstanding	73,898,000	74,141,000	73,938,000	74,269,000

Basic net income (loss) per share	$0.10	$(0.86)	$0.06	$(0.65)

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)

2.    Net Income (Loss) per Share (cont’d)

	Six Months Ended June 30		Three Months Ended June 30
	2001	2002	2001	2002
Diluted:
Net income (loss)	$7,608	$(63,807)	$4,335	$(47,968)
Weighted average shares outstanding	73,898,000	74,141,000	73,938,000	74,269,000
Net effect of dilutive securities:
Stock options—	1,642,000	—	1,630,000	—

Total adjusted weighted-average shares	75,540,000	74,141,000	75,568,000	74,269,000

Diluted net income (loss) per share	$0.10	$(0.86)	$0.06	$(0.65)

3.    Marketable Securities

Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. Such securities, which are classified as available-for-sale, are carried at market with unrealized gains and losses reported within other comprehensive income as a separate component of shareholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value with a charge to current earnings. During the six month and three month periods ended June 30, 2002, the Company recorded impairment charges of $4,091 and $2,491, respectively, related to its investments in Tularik, Inc., Oxford GlycoSciences Plc and Seattle Genetics, Inc., each of whose decline in fair value was determined to be other than temporary.

4.    Contingencies

The Company has a contingent commitment to pay $1,000 to Essex Chemical Corporation (“Essex”) without interest in installments equal to 20% of net after tax earnings of the Company on an annual basis in future years. The Company’s contingent commitment, as amended, to pay up to $1,000 out of future earnings may be satisfied, at the Company’s option, through the payment of cash or shares of the Company’s Common Stock having a fair market value equal to the amount owed, provided that such shares are registered with the Securities and Exchange Commission. The Company accrued $667 related to this liability during 2000 which remains accrued at June 30, 2002.

In the ordinary course of our business, the Company is at times subject to various legal proceedings. The Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)

5.    Asset Acquisition

On May 23, 2002, the Company and its newly created subsidiary Medarex Belgium, S.A. entered into an Asset Purchase Agreement with Corixa Corporation, Coulter Pharmaceutical, Inc., a wholly owned subsidiary of Corixa Corporation and Corixa Belgium S.A., a wholly-owned subsidiary of Corixa Corporation (collectively referred to as “Corixa”). Under the terms of the Asset Purchase Agreement, the Company acquired certain selected assets and business operations of Corixa, including certain preclinical product candidates and programs related to the research and development of therapeutic products for the treatment of autoimmune diseases, cancer and infectious diseases. In addition, the Company agreed to retain approximately 30 Corixa employees related to such product candidates and programs and agreed to sublease approximately 30,000 square feet of laboratory and office space at Corixa’s South San Francisco, California facility.

The Company acquired the assets for $21,000 (excluding transaction cost of $405) consisting of six equal monthly installments of $3,500 payable in cash, or at the Company’s election, in shares of its common stock. As of June 30, 2002, a total of 784,161 shares of common stock with a fair value of $7,000 were issued to Corixa as payment for the first two monthly installments. The remaining $14,000, representing the four remaining monthly installments, is included as a current liability in the Company’s June 30, 2002 consolidated balance sheet. In the event that, during any month during the six-month period following the closing of the transaction, Corixa sells all of the shares of the common stock delivered as payment for the preceding monthly installment and the proceeds of such sale are less that $3,500, the Company must pay the difference to Corixa in cash. If such sale proceeds are greater than $3,500 Corixa must pay the Company an amount equal to 50% of any such excess in cash. In the event that, during any month during the six-month period, Corixa does not sell all of the shares of common stock delivered as payment of the preceding monthly installment, then there will be no such adjustments. As of June 30, 2002, the Company accrued approximately $281, which was paid in July 2002, representing the difference related to the first monthly installment. Such amount is included within interest and investment income in the Company’s consolidated statement of operations for the six and three-month periods ended June 30, 2002. The Company also purchased from Corixa certain equipment and laboratory supplies for $2,500 of which approximately $2,100 has been capitalized with the remaining $400 charged to expense.

As part of this transaction, Corixa may receive up to an additional $6,000 in future consideration in cash or, at the Company’s election, in shares of common stock, based upon certain contingencies.

The total cost of the asset acquisition was $21,405 of which $405 represented transaction costs and has been allocated as follows based upon an independent third party valuation:

In-process technology	$16,312
Patents	4,388
Acquired workforce	705

$21,405

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)

The patents and acquired workforce have been assigned useful lives of 5 years and 3 years, respectively.

6.    Licensing, Research and Development Agreements

In January 2002, the Company entered into a collaboration with Tularik, Inc. (“Tularik”), a publicly traded biotechnology company, to jointly develop and commercialize fully human antibody therapeutic products to specific cancer targets identified by Tularik. The Company plans to generate antibodies to the Tularik targets using its fully human antibody technology. Tularik is expected to contribute three cancer-related targets to the collaboration. The Company and Tularik each expect to assume certain costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. In addition, the Company made an equity investment in Tularik. The Company expensed a premium of $2,500 for the purchase of Tularik common stock in the quarter ended March 31, 2002, which represented technology access rights that were part of the collaboration.

In January 2002, the Company and Scil Biomedicals GmbH (“Scil”), a privately held biotechnology company, terminated their collaboration related to the development of MDX-210 and MDX-RA for all applications. In the first quarter of 2002, the Company recognized $958 in deferred contract revenue associated with the termination of the collaboration. The Company has no remaining obligations to Scil.

7.    Investments in Genmab

As a result of a series of transactions, including an initial public offering by Genmab A/S, a Danish biotechnology company (“Genmab”), of its ordinary shares in October 2000, the Company owned approximately a 33% interest in Genmab as of December 31, 2000. In December 2001, 88,600 shares of Genmab stock owned by the Company were awarded as a bonus to the President and Chief Executive Officer of the Company, reducing the Company’s ownership percentage in Genmab to approximately 32.6%. In June 2002, the Company’s ownership percentage was further reduced to approximately 31.2% as a result of the issuance by Genmab of new shares to a corporate partner. Due to the size of our equity interest in Genmab, we currently account for our interest in Genmab under the equity method of accounting, which provides that we must include a portion of Genmab’s income and losses equal to our percentage equity interest in Genmab in our financial statements. During the six and three month period ended June 30, 2001, the value of the Company’s investment in Genmab was adjusted to reflect the Company’s share of Genmab’s loss ($1,759) and ($1,182), respectively, and an unrealized loss of ($6,699) and ($2,568), respectively, related to foreign exchange translation. During the six and three month periods ended June 30, 2002 the value of the Company’s investment in Genmab was further adjusted to reflect the Company’s share of Genmab’s net loss ($7,265) and ($3,676), respectively, and an unrealized gain of $7,480 and $8,067, respectively, related to foreign exchange translations. Such foreign exchange translation adjustments are included within accumulated other comprehensive income in the Company’s consolidated balance sheet.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)

Summary financial information for Genmab is as follows:

	As of and for the Six months Ended June 30
	2001	2002
Current Assets	$240,986	$214,616
Non Current Assets	19,016	25,256
Current Liabilities	6,815	9,200
Non Current Liabilities	6,000	3,652
Net Sales	—	—
Gross Profit	—	—
Net Loss	(5,335)	(22,441)

8.    Comprehensive Income (Loss)

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes changes in the fair value of our investments and the foreign exchange translation of our equity position in Genmab. The following table sets forth the components of comprehensive income:

	Six months Ended June 30		Three months Ended June 30
	2001	2002	2001	2002
Net income (loss)	$7,608	$(63,807)	$4,335	$(47,968)
Unrealized loss on securities	(463)	(1,728)	(912)	(1,701)
Unrealized foreign exchange gain (loss)	(6,699)	7,480	(2,568)	8,067

Total comprehensive income (loss)	$446	$(58,055)	$855	$(41,602)

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)

9.    Segment Information

The Company is an integrated monoclonal antibody-based company with antibody discovery, development and manufacturing capabilities. The operations of the Company and its wholly owned subsidiaries constitute one business segment.

Revenue from customers representing 10% or more of total revenues is as follows:

	Six months Ended June 30		Three months Ended June 30
Customer	2001	2002	2001	2002
IDM S.A.	59%	54%	62%	63%
Genmab A/S	7%	23%	6%	15%
Kirin Brewery Co., Ltd.	18%	0%	18%	0%

No other single customer accounted for more than 10% of the Company’s total revenues for the six and three months ended June 30, 2001 and 2002, respectively.

10.    Write-off of Facility Costs

During the second quarter of 2002, the Company made a determination to delay indefinitely the planned construction of a large-scale manufacturing facility at its Bloomsbury, New Jersey location and, instead, to pursue late-stage clinical and commercial supply agreements with third party manufacturers with available capacity meeting the Company’s current internal production timetables. As of June 30, 2002, the Company had not yet entered into any such supply agreements. As a result of this decision, the Company recorded a charge of $11,266 in the second quarter of 2002, representing the write-off of design, engineering and other pre-construction costs. Furthermore, the Company has expanded its existing clinical manufacturing capacity in its Annandale, New Jersey facility, which it expects will meet all near-term production demands. During the second quarter of 2002, the Company also completed the renovation of its Bloomsbury development facility, which currently accommodates approximately 150 employees for antibody research, development and manufacturing.

11.    Subsequent Events

In July 2002, the Company’s Board of Directors approved the 2002 New Employee Stock Option Plan, under which 500,000 shares of the Company’s common stock are available for grants to any employees who have not previously been employees or directors of the Company as an inducement essential to such employee’s entering into employment with the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance. Forward-looking statements involve known and unknown risks and uncertainties and are indicated by words such as “anticipates”, “expects”, “intends”, “believes”, “plans”, “could”, “potential” and similar words and phrases. These risks and uncertainties include, but are not limited to, our early stage of product development, history of operating losses and accumulated deficit, additional financing requirements and access to capital funding, dependence on strategic alliances, government regulation of the biopharmaceutical industry and other risks that may be detailed from time to time in our periodic reports and registration statements filed with the Securities and Exchange Commission.

Basis of Financial Statement Presentation

Dollars reported in thousands, except per share data.

We are a biopharmaceutical company focused on the discovery and development of human antibody-based therapeutic products using our proprietary technology platform, the UltiMAb Human Antibody Development SystemSM. We believe this unique combination of human antibody technologies enables us to rapidly create and develop high affinity, fully human antibodies to a wide range of potential disease targets for therapeutic antibody products, including products for the treatment and/or diagnosis of cancer, inflammation, auto-immune and other life-threatening and debilitating diseases.

Through our 1997 acquisition of GenPharm International, Inc. and our collaboration with Kirin Brewery Co. Ltd., we expanded our business to include both our HuMAb-Mouse® and Kirin’s TC Mouse™ technologies. In December 2000, we unveiled the KM-Mouse™, a unique crossbred mouse developed in partnership with Kirin, as the newest addition to our UltiMAb Human Antibody Development System. With the UltiMAb™ platform, we have assembled a unique family of human antibody technologies for creating the entire spectrum of high-affinity, fully human antibodies. We intend to leverage our product development capabilities with those of our partners, while also gaining access to novel therapeutic targets and complementary development, sales and marketing infrastructure. As of June 30, 2002, 42 pharmaceutical and biotechnology companies have partnered with us to jointly develop and commercialize products or have otherwise acquired the rights to use our proprietary technology in their development of new products, including industry leaders such as Amgen, Inc., Centocor, Inc. (a subsidiary of Johnson & Johnson), Eli Lilly & Company, Human Genome Sciences, Inc., Immunex Corporation, Novartis Pharma AG, Novo Nordisk A/S, and Schering AG. Some of these are licensing partnerships, with the potential to provide us with licensing fees, milestone payments and royalty payments; others are collaborative partnerships and provide for the sharing of product development costs, as well as any revenues, expenses and profits associated with products that might be sold commercially.

Our licensing partners typically obtain licenses to one or more of our antibody generating technologies which allow these partners to develop and commercialize antibody-based products.

We could receive license fees, milestones and royalties in connection with each of these products. Under these licenses, there is usually an initial period during which our corporate partner may elect to enter into a research license for antibodies to a particular designated target. Subsequently, our licensing partner may elect to obtain a commercial license for monoclonal antibodies to a particular target. As of June 30, 2002, 21 of our total partnerships were licensing partnerships, and we expect to continue adding additional licensing partnerships in the future.

We are also pursuing an “Applied Genomics” strategy in order to gain access to new target antigens as they are identified, while also sharing the risks and rewards of the related antibody development and commercialization. To this end, we have established a number of collaborative partnerships with leading companies in the fields of genomics and proteomics to jointly develop and commercialize human antibody products. Typically, our collaborators will provide target antigens, and we will generate antibodies against those antigens using our UltiMAb Human Antibody Development System. We and our collaborators typically agree to share equally the costs of clinical development and manufacturing as well as revenues, expenses and profits associated with the products. As of June 30, 2002, 21 of our total partnerships were collaborative partnerships, and we expect to continue adding additional collaborations in the future.

Revenue—Our revenue is principally derived through licensing our human antibody technology to pharmaceutical and biotechnology companies. The terms of these agreements typically include potential license fees and a series of milestone payments commencing upon initiation of clinical trials and continuing through commercialization. These payments may total $7,000 to $10,000 per product if the antibody receives approval from the FDA and equivalent foreign agencies. In the event a product is commercialized, we are also entitled to royalties on product sales. Additional revenue is earned from antibodies manufactured and then sold to corporate partners as well as from government grants.

Research and Development Expenses—Research and development expenses consist primarily of compensation expense, facilities, preclinical and clinical trials and supply expense relating to antibody product development and to the breeding, caring for and continued development of our HuMAb-Mouse and KM-Mouse, as well as to the performance of contract services for our collaborative partners.

General and Administrative Expenses—General and administrative expenses consist primarily of compensation, facility, travel, legal fees and other expenses relating to our general management, financial, administrative and business development activities.

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

Revenue Recognition.    Historically, a significant portion of our revenue has been recognized pursuant to collaboration and license agreements with our partners. Revenue is recognized as research services are performed over the related funding periods for each agreement. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreements or when funds received are refundable under certain circumstances. Milestone payments are recognized as revenue upon achievement of specific milestones. Non-refundable upfront payments received in connection with our licensing partnerships are deferred and recognized as revenue on a straight-line basis over the relevant periods of the respective agreements.

Investments.    All marketable securities are classified as available-for-sale securities and are carried at fair value. Marketable securities include publicly traded debt and equity securities accounted for under the cost method. These securities trade on listed exchanges; therefore, fair value is readily available. These securities are also subject to an impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

In addition, in connection with our collaborative partnering business, we make strategic investments in the securities of companies that are privately held. These securities are carried at original investment cost. Because these securities are not listed on a financial exchange, we value these investments by using information acquired from industry trends, the management of these companies, financial statements, and other external sources. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or adverse changes in operating results of underlying investments that may not be reflected in an investment’s current carrying value, may also require an impairment charge in the future.

Valuation of Long-Lived and Intangible Assets.    We assess the impairment of identifiable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•  A significant underperformance relative to expected historical or projected future operating results;

•  A significant change in the manner of our use of the acquired asset or the strategy for our overall business; and/or
•  A significant negative industry or economic trend.

When we determine that the carrying value of intangible assets or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets not previously recorded.

Acquired In-Process Technology.    In-Process Technology expense is determined based on an analysis using risk-adjusted cash flows expected to be generated by products that may result from in-process technologies which have been acquired. This analysis includes forecasting future cash flows that are expected to result from the progress made on each in-process project prior to the acquisition date. Cash flows are estimated by first forecasting, on a product-by-product basis, net revenues expected from the sales of the first generation of each in-process project and risk adjusting these revenues to reflect the probability of advancing to the next stage of the FDA approval process. The forecast data in the analysis is based on internal product level forecast information maintained by management in the ordinary course of managing our business. The inputs used by management in analyzing In-Process Technology is based on assumptions, which management believes to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Appropriate operating expenses are deducted from forecasted net revenues on a product-by-product basis to establish a forecast of net returns on the completed portion of the in-process technology. Finally, net returns are discounted to a present value using discount rates that incorporate the weighted average cost of capital relative to the biotech industry and our company as well as product specific risks associated with the acquired in-process research and development products. The product specific risk factors include the product’s phase of development, type of antibody under development, likelihood of regulatory approval, manufacturing process capability, scientific rationale, preclinical safety and efficacy data, target product profile, and development plan. In addition to the product specific risk factors, a discount rate is used for the valuation, which represents a considerable risk premium to our weighted average cost of capital. The valuations used to estimate In-Process Technology require us to use significant estimates and assumptions that if changed, may result in a different valuation for In-Process Technology. A valuation for our acquisition of assets from Corixa was completed by an independent third-party in accordance with SEC guidelines.

Results of Operations

Six months ended June 30, 2001 and 2002

Revenue increased by $1,722, from $17,133 to $18,855, during the six-month period ended June 30, 2002, a 10% increase as compared to the six-month period ended June 30, 2001. The increase relates principally to $2,808 of sales to Genmab A/S and $1,561 of contract and license revenues from Eli Lilly, partially offset by $3,000 in lower contract and license revenues from Kirin.

Cost of sales increased by $1,672, from $134 to $1,806, during the six-month period ended June 30, 2002, a 1,248% increase as compared to the six-month period ended June 30, 2001. The increase, primarily, reflects the production cost of MDX-CD4 that was sold to Genmab in the first half of 2002.

Research and development expenses are largely comprised of personnel costs, those expenses related to facilities for our clinical research, development and clinical trial manufacturing efforts, third party research costs and supply costs. Research and development expenses for our products in development increased by $23,059, from $12,556 to $35,615, during the six-month period ended June 30, 2002, a 184% increase as compared to the six-month period ended June 30, 2001. The increases relate primarily to costs associated with the following:

Personnel costs for the six-month period ended June 30, 2002 increased by $6,366, from $5,418 to $11,784, or 117% as compared to the six-month period ended June 30, 2001, primarily as the result of the hiring of an additional 164 employees since June 30, 2001. The increase in staff was required to support higher levels of product development and clinical trial manufacturing activities, the continued development of our UltiMAb system, and the performance of contract services for our partners and clinical activities. Included in the increase are salaries, benefits, payroll taxes and recruiting costs. We expect personnel costs to increase further as we continue to increase our product development activities and progress our products in clinical trials.

Outside funding of research for the six-month period ended June 30, 2002 increased by $5,531, from $(3,324) to $2,207, as compared to the six-

month period ended June 30, 2001. In 2000 we paid a $5,000 upfront fee to Eos Biotechnology, Inc. under our binding letter of intent. In April 2001 Eos refunded the $5,000 fee as part of a restructuring of the collaboration. This refund was recorded as a reduction of research and development expenses during 2001. Excluding the refund, the periods were comparable. Outside funding of research expenses include funds paid to certain partners for research services. We expect these types of expenses to increase in the future.

Research supply costs for the six-month period ended June 30, 2002 increased by $4,793, from $2,331 to $7,124, or 206% over the six-month period ended June 30, 2001. Included in these costs are materials and small equipment associated with the development of our products. We expect these costs to increase as we continue to expand our research and product development activities.

License and technology access fees for the six-month period ended June 30, 2002 increased by $2,603, from $367 to $2,970, or 709% over the six-month period ended June 30, 2001. In connection with our collaboration and license agreement with Tularik, Inc. during the first quarter of 2002 we paid a premium of $2,500 for the purchase of Tularik common stock, representing technology access rights. This premium was charged to expense. We expect license fees, including funds paid to certain partners, to increase in the future.

Facility costs for the six-month period ended June 30, 2002 increased by $2,726, from $3,644 to $6,370, or 75% over the six-month period ended June 30, 2001. The increase in 2002 primarily relates to the substantial investments made in our three research and development facilities during 2001 and the first half of 2002. Such expenditures included: building and land improvements, machinery and lab equipment, furniture and fixtures and other related costs. As a result, depreciation, utilities, maintenance, property taxes and related expenses increased for the six-month period ended June 30, 2002, as compared to the same period in 2001. We expect to incur future facility costs as a result of continued capital expansion, renovations and replacements.

We also expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline. As part of our partnering strategy, a significant portion of the research and development expenses incurred in connection with products using our technology is expected to be borne by our partners. We believe this allows us to participate in the research and development of substantially more potential product candidates than we could develop on our own if we bore the entire cost of development. Products using our technology are currently in various stages of development from preclinical to Phase III. The successful development and commercialization of these product candidates is dependent on many factors, including among other things, the efforts of our partners, unforeseen delays in, or expenditures relating to, preclinical development, clinical testing, manufacturing or regulatory approval, failure to receive regulatory approval or market acceptance, the emergence of competitive products and the inability to produce or market our products due to third-party proprietary rights.

General and administrative expenses include compensation and other expenses related to finance and administrative personnel, legal services and business development. General and administrative expenses for the six-month period ended June 30, 2002, increased by $4,085, from $7,111 to $11,196, a 57% increase as compared to the six-month period ended June 30, 2001. The increase is primarily attributable to higher personnel costs of $1,647, consulting of $785 and depreciation expenses of $308. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

During the second quarter of 2002, we made a determination to delay indefinitely the planned construction of a manufacturing facility at our Bloomsbury, New Jersey location and to pursue late-stage clinical and commercial supply agreements with third party manufacturers with available capacity meeting our current internal production timetables. As of June 30, 2002, we had not yet entered into any such supply agreements. As a result of this decision, we recorded a charge of $11,266 in the second quarter of 2002, representing the write-off of design, engineering and other pre-construction costs. Furthermore, we have expanded our existing clinical manufacturing capacity in our Annandale, New Jersey facility, which we expect will meet all near-term production demands. We now expect our capital expenditures to be approximately $30,000 in 2002 rather than $60,000, as originally contemplated in the first quarter of 2002, but this is subject to change.

The total cost of our acquisition of certain assets of Corixa Corporation in May 2002 (including transaction costs), discussed more fully under the section herein entitled “Liquidity and Capital Resources,” was $21,405. Based upon an independent third party valuation, $16,312 of this amount was charged to operations as acquisition of in-process technology in the second quarter of 2002.

Equity in net loss of affiliate for the six-month period ended June 30, 2002, increased by $5,506, from $1,759 to $7,265, a 313% increase as compared to six-month period ended June 30, 2001. This increase was primarily the result of Genmab’s increased activity in the research, development and expansion of its business. Due to the size of our equity investment in Genmab (approximately 31.2%), Genmab is an affiliated company and is accounted for using the equity method of accounting which provides that we must include a portion of Genmab’s income and losses equal to our percentage equity interest in Genmab in our financial statements. We expect equity in net loss of Genmab to increase in the near future due to Genmab’s publicly stated intention to make additional investments in research and development to develop its own product pipeline.

Interest and investment income for the six-month period ended June 30, 2002, decreased by $3,046, from $12,462 to $9,416 a 24% decrease as compared to the six-month period ended June 30, 2001. The decrease reflects lower interest income due to decreasing interest rates received on our investments partially offset by our higher average cash balances as the result of proceeds received from the June 26, 2001 public offering of our 4.50% convertible subordinated notes due in 2006.

Impairment loss on investments of $4,091 during the six-month period ended June 30, 2002 represents a write-down of the value of our investments in Oxford GlycoSciences Plc, Seattle Genetics, Inc. and Tularik as part of our collaborations with these partners. During the first half of 2002, the decline in the value of these investments was determined to be “other than temporary.”

Interest expense during the six-month period ended June 30, 2002 increased by $4,400 from $127 to $4,527, as compared to the six-month period ended June 30, 2001. This increase reflects interest expense incurred on our 4.50% convertible subordinated notes issued on June 26, 2001 and due in 2006. Interest on the notes is due on January 1 and July 1 of each year.

Three months ended June 30, 2001 and 2002

Revenue decreased by $129 during the three-month period ended June 30, 2002, from $8,213 to $8,084, a 2% decrease as compared to the three-month period ended June 30, 2001. The decrease relates principally to lower contract and license revenues from Kirin of $1,500 partially offset by higher sales and contract revenues from Genmab of $743 and contract revenue from Eli Lilly of $722.

Cost of sales increased by $223 during the three-month period ended June 30, 2002, from $106 to $329, a 210% increase as compared to the three-month period ended June 30, 2001. The increase, primarily, reflects the production cost of MDX-CD4 that was sold to Genmab in the second quarter of 2002.

Research and development expenses are largely comprised of personnel costs, those expenses related to facilities for our clinical research, development and clinical trial manufacturing efforts, third party research costs and supply costs. Research and development expenses for our products in development increased by $13,865 during the three-month period ended June 30, 2002, from $4,496 to $18,361, a 308% increase as compared to the three-month period ended June 30, 2001. The increases relate primarily to costs associated with the following:

Outside funding of research for the three-month period ended June 30, 2002 increased by $5,439, from ($4,138) to $1,301, as compared to the three-month period ended June 30, 2001. In 2000 we paid a $5,000 upfront fee to Eos Biotechnology under our binding letter of intent. In April 2001, Eos refunded the $5,000 fee as part of a restructuring of the collaboration. This refund was recorded as a reduction of research and development expenses during 2001. Excluding the refund, the periods were comparable. Outside funding of research expenses include funds paid to certain partners for research services. We expect these types of expenses to increase in the future.

Personnel costs for the three-month period ended June 30, 2002 increased by $3,538, from $2,881 to $6,419, a 123% increase as compared to the three-month period ended June 30, 2001 primarily as the result of the hiring of an additional 164 employees since June 30, 2001. The increase in staff was required in order to support higher levels of product development and clinical trial manufacturing activities, the continued development of our UltiMAb system, and the performance of contract services for our partners and clinical activities. Included in the increase are salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to increase further as we continue to increase our product development activities and progress our products in clinical trials.

Research supply costs for the three-month period ended June 30, 2002 increased by $2,237, from $1,508 to $3,745, a 148% increase as compared to the three-month period ended June 30, 2001. Included in these costs are materials and equipment associated with the development of our products. We expect these costs to increase as we continue to expand our research and product development activities.

Facility costs for the three-month period ended June 30, 2002 increased by $1,709, from $2,017 to $3,726, a 85% increase as compared to the three-month period ended June 30, 2001. The increase in 2002 primarily relates to the substantial investments made in our three research and development facilities during 2001 and the first half of 2002. Such expenditures included: building and land improvements, machinery and lab equipment, furniture and fixtures and other related costs. As a result, depreciation, utilities, maintenance, property taxes and related expenses increased for the three-month period ended June 30, 2002, as compared to the same period in 2001. We expect facility costs to increase in future periods as a result of our continued capital expansion plans.

As stated earlier in this Report, we expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

General and administrative expenses include compensation and other expenses related to finance and administrative personnel, legal services and business development. General and administrative expenses for the three-month period ended June 30, 2002, increased by $2,269, from $3,509 to $5,778, a 65% increase as compared to the three-month period ended June 30, 2001. The increase is primarily attributable to higher personnel costs ($781), consulting ($418) and facility costs ($363). General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

As stated earlier in this Report, during the second quarter of 2002, we made a determination to delay indefinitely the planned construction of a manufacturing facility at our Bloomsbury, New Jersey location and pursue late-stage clinical and commercial supply agreements with third party manufacturers with available capacity meeting our current internal production timetables. As of June 30, 2002, we had not yet entered into any such supply agreements. As a result of this decision, we recorded a charge of $11,266 in the second quarter of 2002, representing the write-off of design, engineering and other pre-construction costs. Furthermore, we have expanded our existing clinical manufacturing capacity in our Annandale, New Jersey facility, which we expect will meet all near-term production demands.

The total cost of our acquisition of certain assets of Corixa Corporation in May 2002 (including transaction costs), discussed more fully under the section herein entitled, “Liquidity and Capital Resources,” was $21,405. Based upon an independent third party valuation $16,312 of this amount was charged to operations as acquisition of in-process technology in the second quarter of 2002.

Equity in net loss of affiliate for the three-month period ended June 30, 2002, increased by $2,494, from $1,182 to $3,676, a 211% increase as compared to the three-month period ended June 30, 2001. This increase was primarily the result of Genmab’s increased activity in research, development and expansion of its business. Genmab is an affiliated company and is accounted for using the equity method. We expect equity in net loss of Genmab to increase in the near future due to the Genmab’s publicly stated intention to make additional investments in research and development to develop its own product pipeline.

Interest and investment income for the three-month period ended June 30, 2002, decreased by $1,221, from $5,691 to $4,470 a 21% decrease as compared to the three-month period ended June 30, 2001. The decrease reflects lower interest rates received on our investments partially offset by our higher average cash balances as the result of proceeds received from the June 26,

2001 public offering of our 4.50% convertible subordinated notes due in 2006.

Interest expense during the three-month period ended June 30, 2002 increased by $2,183 from $126 to $2,309 as compared to the three month period ended June 30, 2001. This increase reflects interest expense incurred on the 4.50% convertible subordinated notes issued on June 26, 2001 and due in 2006. Interest on the notes is due on January 1 and July 1 of each year.

Liquidity and Capital Resources

We require cash to fund our operations, make capital expenditures and strategic investments, and to pay debt service on our convertible note issue.

Since inception, we have financed our operations through the sale of our securities in public and private placements, sales of our products for research purposes and technology transfer and license fees. We expect to continue to fund our cash requirements from these sources in the future.

Cash Used in Operations.    We had $402,126 of cash, cash equivalents and marketable securities at June 30, 2002 compared to $466,952 of cash, cash equivalents and marketable securities at December 31, 2001. Net cash used by operating activities for the six months ended June 30, 2002 was $35,316 compared with net cash provided by our operating activities of $3,012 for the six months ended June 30, 2001. The change was primarily due to our net loss for the 2002 period as the result of higher research and development and general and administrative expenses in addition to increased use of cash for operating assets and liabilities of $7,383.

Cash Provided by Investing Activities.    Investing activities for the six months ended June 30, 2002 provided $64,542 compared to a use of $55,598 for the corresponding period in 2001. Capital expenditures for the six months ended June 30, 2002 were $24,224 compared to $36,579 for the six months ended June 30, 2001. The decrease in capital spending was primarily related to the completion of our Bloomsbury, New Jersey facility, which was opened in May 2001. For the six months ended June 30, 2001, we had net purchases of marketable securities of $30,861 primarily as the result of the proceeds received from our convertible note offering in June 2001. For the six months ended June 30, 2002, we had net sales of marketable securities of $88,445 primarily to fund 2002 operations and capital expenditures.

Cash Provided by Financing Activities.    Net cash provided by financing activities for the six months ended June 30, 2002 was $211 as compared to $169,451 for the six months ended June 30, 2001. This decrease in cash provided by financing activities is due to the $175,000 4.50% Convertible Subordinated Notes due 2006 which were issued during the second quarter of 2001.

Other Liquidity Matters.    In November 2000, we purchased our Milpitas, California facility for approximately $14,600. We previously leased this facility. This property contains approximately 57,000 square feet of laboratory and office space and, as of June 30, 2002, we had cumulatively expended approximately $23,000 on renovating and expanding this facility.

In January 2001, we purchased a facility and adjacent land in Bloomsbury, New Jersey for approximately $9,200. The Bloomsbury facility is situated on approximately 106 acres of land and currently contains space for approximately 165,000 square feet of laboratory and office space. We currently are using 75,000 square feet as laboratory and office space. As of June 30, 2002, we have completed the initial phase of the Bloomsbury facility and have cumulatively expended approximately $55,000. We had originally intended to build a large-scale clinical and commercial manufacturing facility on this property, but during the second quarter of 2002, we made a determination to delay indefinitely planned construction at the Bloomsbury location and to pursue late-stage clinical and commercial supply agreements with third party manufacturers with available capacity meeting our current internal production timetables. For the balance of 2002, we expect to expand our research facility in Milpitas, California and continue the expansion of the existing laboratory and development capacity in Bloomsbury and Annandale, New Jersey. We currently expect the total costs for this expansion in 2002 to be up to approximately $30,000, rather than $60,000, as originally contemplated in the first quarter of 2002, but this is subject to change.

In July 2002, we entered into a lease of 36,676 square feet of laboratory and office space in Sunnyvale, California. We plan to spend $2,500 on leasehold improvements for this space. This space will replace the Corixa facility in South San Francisco that is presently occupied by 30 employees retained in connection with our acquisition of certain assets of Corixa, discussed more fully below.

In connection with our merger with Essex Medical Products in 1987, we issued promissory notes to Essex Chemical Corporation in the principal amount of $100 and committed to pay 20% of our net after-tax income until a total of $1,000 has been paid, contingent upon the occurrence of certain events. On June 6, 1991, we repaid the $100 of notes, plus accrued interest to Essex. As the result of our net income in 2000 we accrued $667 payable to Essex, which remains accrued at June 30, 2002. At our option, this obligation may be satisfied by the payment of shares of our common stock having a fair market value equal to the amount owed, provided such shares are registered for sale with the SEC.

In July 2000, we entered into an agreement with Immuno-Designed Molecules S.A. (or IDM) whereby we licensed to IDM certain of our technologies in exchange for equity units in IDM. As a result of this transaction, we realized a gain from the transfer of technology of approximately $40,500 (based upon an independent valuation). In accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, we will recognize this gain over a 24-month period as contract revenue. Accordingly, during the six months ended June 30, 2002, we recognized $10,116 as contract revenue and as of that date approximately $4,215 remains unrecognized and will be recorded as revenue during the third quarter of 2002.

On May 23, 2002, we and our newly created subsidiary Medarex Belgium, S.A., entered into an Asset Purchase Agreement with Corixa Corporation, Coulter Pharmaceutical, Inc., a wholly owned subsidiary of Corixa Corporation and Corixa Belgium S.A., a subsidiary of Corixa Corporation (collectively referred to as Corixa). Under the terms of the Asset Purchase Agreement, we acquired certain selected assets and business operations of Corixa, including certain preclinical product candidates and programs related to the research and development of therapeutic products for the treatment of autoimmune diseases, cancer and infectious diseases. In addition, we agreed to retain approximately 30 Corixa employees related to such product candidates and programs and agreed to sublease approximately 30,000 square feet of laboratory and office space at Corixa’s South San Francisco facility. This sublease is for a six month period with an option to renew for an additional six months.

We acquired the Corixa assets for $21,000 (excluding transaction cost of $405) consisting of six equal monthly installments of $3,500 payable in cash, or at our election, in shares of common stock. As of June 30, 2002, a total of 784,161 shares of common stock with a fair value of $7,000 were issued to Corixa as payment for the first two monthly installments. The remaining $14,000, representing the four remaining monthly installments, is included as a current liability in our June 30, 2002 consolidated balance sheet. In the event that, during any month during the six-month period following the closing of the transaction, Corixa sells all of the shares of the common stock delivered as payment for the preceding monthly installment and the proceeds of such sale are less that $3,500, we must pay the difference to Corixa in cash. If such sale proceeds are greater than $3,500, Corixa must pay us an amount equal to 50% of any such excess in cash. In the event that, during any month during the six-month period, Corixa does not sell all of the shares of common stock delivered as payment of the preceding monthly installment, then there will be no such adjustments. As of June 30, 2002, we accrued approximately $281 representing the difference related to the first payment to Corixa, which was paid in July 2002. Such amount is included within interest and investment income in our consolidated statement of operations for the six and three-month periods ended June 30, 2002. We also purchased from Corixa certain equipment and laboratory supplies for $2,500 of which approximately $2,100 has been capitalized with the remaining $400 charged to expense.

As part of this transaction, Corixa may receive up to an additional $6,000 in future consideration in cash or, at our election, in shares of common stock, based upon certain contingencies.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards, or Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt Statement 143 for fiscal years beginning June 15, 2002. We are currently reviewing the impact of Statement 143 and do not believe adoption of this Statement will have a material impact on our operating results or financial position.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks.

We do not currently use derivative financial instruments in our investment portfolio. However, we regularly invest excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. Government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased or sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is minimal. We do not have exposure to market risks associated with changes in interest rates, as we have no variable interest rate debt outstanding. We do not believe we have any material exposure to market risks associated with interest rates.

We have been and may continue to be exposed to exchange conversion differences in translating the foreign results from operations of our investment in Genmab to U.S. dollars. Depending upon the strengthening or weakening of the U.S. dollar, the conversion difference could be significant to our recording of our investment in Genmab. Foreign exchange translation gains or losses have been and will continue to be recorded within “accumulated other comprehensive income” in the equity section of our balance sheet.

Part II—Other Information

Item 1.    Legal Proceedings

In the ordinary course of our business, we are at times subject to various legal proceedings. We do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 22, 2002, our shareholders elected three Class II Directors each to serve for a term to expire in 2005. Our shareholders also voted for the authorization of 3,000,000 new shares of common stock for additional awards to be granted under our 2001 Stock Option Plan and to approve our 2002 Employee Stock Purchase Plan. In addition, our shareholders voted to confirm the appointment of Ernst & Young LLP as independent auditors for the 2002 fiscal year. Out of the 74,092,416 eligible votes, 47,225,557 were cast at the meeting either by proxies solicited in accordance with Section 14 of the Securities Exchange Act of 1934, as amended, and the regulations set forth thereunder, or by securities holders voting in person. There were 26,866,859 broker non-votes which are not included in the following table as they were not treated as being present at the meeting. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes for each nominee is set forth under Item No. 1 below, the adoption of 3,000,000 new shares of common stock for additional awards to be granted under our 2001 Stock Option Plan is set forth under Item No. 2 below, the adoption of our 2002 Employee Stock Purchase Plan is set forth under Item No. 3 below and the appointment of Ernst & Young LLP as independent auditors for the 2002 fiscal year is set forth in Item No. 4 below:

Item No. 1

Nominees for Directors

Directors—Class II	Votes For	Votes Withheld
Michael A. Appelbaum	39,828,317	7,397,240
Dr. Frederick B. Craves	42,563,685	4,661,872
Dr. Michael W. Fanger	42,384,944	4,840,613

The following persons are incumbent directors whose terms of office continue after the Annual Meeting:

Class III Terms Expiring in 2004	Class I Terms Expiring in 2003
Irwin Lerner	Charles R. Schaller
Dr. Julius A. Vida	Dr. Donald L. Drakeman
Dr. W. Leigh Thompson, Jr.	Dr. Ronald J. Saldarini

Item No. 2

Approval of the authorization of additional shares under our 2001 Stock Option Plan:

FOR	AGAINST	ABSTAIN
41,126,545	6,036,019	62,993

Item No. 3

The approval of our 2002 Employee Stock Purchase Plan.

FOR	AGAINST	ABSTAIN
46,024,183	1,163,663	37,711

Item No. 4

Appointment of Ernst & Young LLP as Independent Auditors for the 2002 fiscal year:

FOR	AGAINST	ABSTAIN
46,586,761	597,596	41,200

Item 6.    Exhibits and reports on Form 8-K

(a)  Exhibits:

Exhibit No.	Exhibit
3.1(a)(1)	Restated Certificate of Incorporation, as amended, of the Registrant.
3.1(b)(2)	Certificate of Amendment to Restated Certificate of Incorporation
3.2(3)	Amended and Restated By-laws of the Registrant.
4.1(4)	Form of Specimen of Common Stock Certificate.
10.1(5)	2001 Stock Option Plan.
10.2(6)	2002 Employee Stock Purchase Plan.
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit Number 4(b) to the Registrant’s Registration Statement on Form S-8 (File Number 333-39084) filed on June 12, 2000.
(2)	Incorporated by reference to Exhibit Number 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-19312) filed on June 26, 2001.
(3)	Incorporated by reference to Exhibit Number 4.2 to the Registrant’s Current Report on Form

8-K (File No. 000-19312) filed on May 25, 2001.
(4)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-39956) filed on April 12, 1991.
(5)	Incorporated by reference to Exhibit Number 10.1 to the Registrant’s Registration Statement on Form S-8 (File Number 333-72154) filed on October 24, 2001.
(6)	Incorporated by reference to Exhibit Number 10.1 to the Registrant’s Registration Statement on Form S-8 (File Number 333-91394) filed on June 28, 2002.

(b)  Reports on Form 8-K :

Form 8-K on May 3, 2002, relating to Dr. Donald L. Drakeman’s establishment of a trading plan under Rule 10b5-1(c) of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDAREX, INC.
(Registrant)

Date: August 14, 2002	By:	/s/ Christian S. Schade
Christian S. Schade
Senior Vice President
Finance & Administration,
Chief Financial Officer
(Principal Financial and Accounting Officer)