Form 10-K
period 2002-12-31
MEDAREX INC
filed 2003-03-31
CIK 874255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 0-19312

MEDAREX, INC.

(Exact name of registrant as specified in its charter)

New Jersey (State of Incorporation)	22-2822175 (I.R.S. Employer Identification No.)

707 State Road, Princeton, New Jersey (Address of principal executive offices)	08540 (Zip Code)

Registrant’s telephone number, including area code: (609) 430-2880

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock ($0.01 par value)	The NASDAQ Stock Market under symbol MEDX

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒        No ☐

As of February 28, 2003, the registrant had outstanding 77,257,478 shares of Common Stock, $0.01 par value (“Common Stock”), which is registrant’s only class of Common Stock.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $447,971,830 as of June 28, 2002, based upon the closing sale price on the Nasdaq National Market reported for such date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 13,561,285 shares held by directors, officers and stockholders whose ownership exceeded five percent of the Registrant’s outstanding Common Stock as of June 28, 2002. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the annual meeting of shareholders to be held on May 28, 2003 (the “Proxy Statement”) are incorporated by reference in Parts II and III of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index.

MEDAREX, INC.

FORM 10-K

PART I

In this Annual Report, “Medarex” or the “company,” “we,” “us” and “our” refer to Medarex, Inc. and our wholly owned subsidiaries. This Annual Report contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” as well as those discussed elsewhere in this document. Actual events or results may differ materially from those discussed in this Annual Report.

Medarex®, HuMAb-Mouse®, GenPharm® and Trans-Phage Technology® are registered U.S. trademarks of Medarex, Inc. KM-Mouse™, UltiMAb Human Antibody Development SystemSM and UltiMAbSM are trademarks or service marks of Medarex, Inc. All other company names, trademarks and service marks included in this Annual Report are trademarks, registered trademarks, service marks or trade names of their respective owners.

Item 1.     Business

Overview

We are a biopharmaceutical company focused on the discovery and development of human antibody-based therapeutic products. Our UltiMAb Human Antibody Development SystemSM enables us to rapidly create and develop therapeutic products for a wide range of diseases, including cancer, inflammation, autoimmune disease and other life-threatening and debilitating diseases.

We believe that antibodies are proven candidates for therapeutic products. To date, the United States Food and Drug Administration, or FDA, has approved twelve antibody-based therapeutic products for sale in the United States. In 2002, these products generated aggregate worldwide sales in excess of $4.5 billion. We intend to participate in this market, and to this end, are developing an expanding pipeline of therapeutic antibody products generated through the use of our proprietary UltiMAbSM technology.

Ten antibodies derived from our technology are currently in human clinical trials or have had regulatory applications submitted for such trials for a wide range of diseases, such as cancer (including various lymphomas), rheumatoid arthritis, multiple sclerosis and psoriasis. Three of these products are fully owned by Medarex: MDX-010 (Phase II), MDX-060 (Phase I/II) and MDX-070 (Phase I/II IND in effect), all for the treatment of cancer or lymphoma. One antibody for autoimmune disease, MDX-018 (Phase I/II CTA approved), is being jointly developed with our partner, Genmab A/S, and two are being developed by Genmab: HuMax™-CD4 (Phase II) for psoriasis and lymphoma and HuMax-IL15 (Phase II) for rheumatoid arthritis. Another partner, Immuno-Designed Molecules S.A., or IDM, is developing Osidem™ (Phase III) for ovarian cancer. Additionally, our licensing partners Novartis Pharma AG and Centocor, Inc. (a subsidiary of Johnson & Johnson) are developing three antibodies, for anti-inflammatory and autoimmune diseases, that are currently in early clinical trials. We and our partners also have a number of product candidates in preclinical development.

As of March 1, 2003, we have more than 40 partnerships with pharmaceutical and biotechnology companies to jointly develop and commercialize products or to enable other companies to use our proprietary technology in their development of new therapeutic products. These companies include industry leaders such as Amgen, Inc., Centocor, Eli Lilly & Company, Human Genome Sciences, Inc., Abbott Laboratories, Novartis, Novo Nordisk A/S and Schering AG. Some of our partnerships are licensing partnerships, with the potential to pay us licensing fees, milestone payments and royalty payments; others are collaborative partnerships and provide for the sharing of product development costs, as well as any revenues, expenses and profits associated with products arising under the collaboration.

In addition to our UltiMAb Human Antibody Development System, we have considerable experience in preclinical and clinical development as well as in manufacturing antibodies for clinical trials. Our existing manufacturing facility in Annandale, New Jersey currently has the capacity to develop up to 15 new antibody projects per year for clinical development purposes, meeting our near-term production demands. We have assembled a team of experienced scientific, production, clinical and regulatory personnel to facilitate the discovery, development and commercialization of antibody-based products for us and for our partners. We intend to add sales and marketing and additional manufacturing capabilities as needed.

We are working to build one of the industry’s largest clinical pipelines of human antibody-based therapeutics for the treatment of cancer and other life-threatening and debilitating diseases. To this end, we have implemented a business strategy involving the expansion and diversification of our product pipeline and partnerships and an increase in our resources to develop, manufacture and commercialize products. We intend to capitalize on the value of our own human antibody products by developing them through late stage clinical trials and/or regulatory approval. We believe this will allow us to retain substantial commercial rights or profit sharing opportunities with regard to these products. In addition, we are enhancing and expanding our partnerships, which provide us the opportunity to participate in the development and commercialization of substantially more product candidates than we could using only our own resources. We believe our business strategy will allow us to build and maximize value by delivering a productive clinical pipeline of medically important and commercially successful products.

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

Subsequent generations of antibodies have been re-engineered to address these immunogenic complications, resulting in monoclonal antibodies that are less mouse and more human. Scientists developed “chimeric antibodies,” which still contain mouse protein sequences (approximately 33%) but also contain human protein sequences (approximately 66%). Although chimeric antibodies are “more human” and theoretically, less likely to trigger an immune reaction, they nonetheless can trigger a human anti-chimeric antibody response by the human immune system. Scientists then developed CDR-grafted or “humanized” antibodies which contain approximately 5% to 10% mouse protein sequences.

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

PRODUCT	INDICATION	STATUS	OWNER/LICENSEE
(Target)

Medarex Product Candidates in Clinical Development

MDX-010[1] (CTLA-4)	Melanoma	Phase II	Medarex

MDX-010 (CTLA-4)	Prostate cancer	Phase II	Medarex

MDX-010 + gp100 peptides (CTLA-4)	Melanoma	Phase II	Medarex

MDX-010 + Melacine® (CTLA-4)	Melanoma	Phase I/II	Medarex[2]

MDX-010 + melanoma peptides (CTLA-4)	Melanoma	Phase I/II	Medarex

MDX-060 (CD30)	Hodgkin’s lymphoma, anaplastic large cell lymphoma	Phase I/II	Medarex

MDX-070 (PSMA)	Prostate cancer	Phase I/II3	Medarex

MDX-018 (undisclosed)	Autoimmune disease	Phase I3	Medarex, co-developing with Genmab A/S

Selected Medarex Product Candidates in Preclinical Development

MDX-214 (EGFr/CD89)	Cancer	Preclinical	Medarex

MDX-067 (heparanase)	Breast and other cancers	Preclinical	Medarex, co-developing with Oxford GlycoSciences plc

MDX-1307 (undisclosed)	Colon cancer	Preclinical	Medarex

[1]	We expect to initiate additional Phase II clinical trials of MDX-010 in patients with breast cancer, HIV viremia and renal cell cancer, respectively, in 2003.
[2]	Melacine® is a product of Corixa Corporation approved for sale in Canada.
[3]	An IND is in effect for MDX-070; patient enrollment is expected to begin for Phase I/II clinical trials of MDX-070 in the second quarter of 2003. Clinical trial applications have been approved in Finland and Denmark for MDX-018; patient enrollment is expected to begin for Phase I clinical trials of MDX-018 in the second quarter of 2003.

PRODUCT	INDICATION	STATUS	OWNER/LICENSEE
(Target)

Out-Licensed Product Candidates in Development

Osidem™ (IDM-1)[4] (Her2/CD64)	Ovarian cancer	Phase III	Licensed to Immuno-Designed Molecules S.A.[5] for the field of Cell Therapy

HuMax™-CD4 (CD4)	Psoriasis	Phase II	Licensed to Genmab A/S in North America[5]; licensed to Eisai Co. Ltd. in Asia and Europe

HuMax-CD4 (CD4)	Lymphoma	Phase II	Licensed to Genmab A/S in North America[5]; licensed to Eisai Co. Ltd. in Asia and Europe

HuMax-IL15 (IL-15)	Rheumatoid arthritis	Phase II	Licensed to Genmab A/S5

CNTO148 (TNFa)	Anti-inflammatory disease	Phase I	Licensed to Centocor, Inc.

CNTO 1275 (undisclosed cytokine)	Psoriasis, multiple sclerosis	Phase I	Licensed to Centocor, Inc.

Novartis Antibody (undisclosed)	Autoimmune Disease	Phase I	Licensed to Novartis Pharma AG

HuMax-EGFR (EGFr)	Cancer	Preclinical	Licensed to Genmab A/S5

HuMax-CD20 (CD20)	Cancer	Preclinical	Licensed to Genmab A/S5

Medarex Product Candidates in Clinical Development

MDX-010 (Anti-CTLA-4 Antibody)—Melanoma; Prostate Cancer; Melanoma Vaccines.    MDX-010 is a fully human antibody that targets an immune receptor known as CTLA-4. This receptor, which is a protein found on the surface of T-cells, can down-regulate the immune response to tumors or infectious agents. By using a fully human antibody to block the activity of CTLA-4, we believe that patients’ immune systems may be able to mount a stronger immune response against foreign pathogens and cancers. We initially focused on the use of this antibody in the treatment of melanoma and prostate cancer. In January 2002, we expanded our focus and announced plans for a multi-pronged tumor vaccine clinical program employing different melanoma vaccines used in conjunction with MDX-010. Preclinical data suggests that MDX-010, when combined with certain tumor vaccines, may enhance the anti-tumor effects of such vaccines.

We are currently conducting the following trials for this product:

Melanoma; Prostate Cancer:    Findings from Phase I/II clinical trials of MDX-010, begun in 2000, in patients with melanoma and prostate cancer, respectively, indicated that MDX-010 was generally well tolerated with evidence of immunologic and anti-tumor activity. Based on these results, we initiated two Phase II clinical trials of MDX-010 in October 2002 designed to assess potential anti-tumor activity, one in patients with metastatic melanoma and one in patients with hormone refractory prostate cancer, or HRPC.

[4]	Formerly referred to by us as MDX-210.
[5]	We received an equity interest in this partner in exchange for a license of our proprietary antibody technology. We are not entitled to licensing, milestone or other payments from the license of this product.

The metastatic melanoma Phase II trial is designed to study MDX-010 both as a single agent and in combination with DTIC® (dacarbazine) and is expected to initially accrue a total of 46 chemotherapy naïve patients with metastatic disease. MDX-010 is being given in a regimen of four monthly intravenous infusions of 3.0 mg/kg alone or in combination with DTIC. Patients will be followed until tumor progression and will be evaluated based on objective tumor responses.

The prostate cancer Phase II trial is designed to study MDX-010 as a single agent and in combination with Taxotere® (docetaxel) and is expected to initially accrue 40 chemotherapy naïve patients with HRPC. MDX-010 is being given in a regimen of four monthly intravenous infusions of 3.0 mg/kg alone or in combination with Taxotere. Patients will be followed until tumor progression and will be evaluated based on decreases in serum prostate specific antigen, or PSA, and tumor regression as well as time to tumor progression. An elevated PSA level is considered a marker of disease burden in prostate cancer patients.

Melanoma Vaccines:    As part of our tumor vaccine program, separate clinical trials of MDX-010 in combination with three different melanoma vaccines are currently underway. A Phase II trial of MDX-010 in combination with a melanoma peptide vaccine based on gp100 is open to accrue up to 55 patients with metastatic melanoma. In this trial, patients receive MDX-010 every three weeks together with the melanoma peptide vaccine. A Phase I/II trial of MDX-010 in combination with a different melanoma peptide vaccine based on multiple melanoma antigens has completed the full enrollment of 19 patients with advanced resected melanoma. We also have completed enrollment of all 14 patients in a Phase I/II study of MDX-010 in combination with the Melacine® vaccine for melanoma.

In 2003, we expect to initiate additional Phase II clinical trials of MDX-010 in patients with ongoing HIV viremia, renal cell cancer and breast cancer, as well as a Phase I/II clinical trial of MDX-010 in combination therapy with IL-2 in patients with melanoma.

MDX-060 (Anti-CD30 Antibody)—Lymphoma.    MDX-060 is a fully human antibody that targets CD30, which is a marker for activated lymphocytes and is present on the malignant cells of Hodgkin’s disease and anaplastic large cell lymphoma as well as other CD30-positive cancers. Through its ability to target CD30 expressing tumor cells, MDX-060 may facilitate the elimination of such cells by the human immune system. In a preclinical study, MDX-060 showed activity in human tumor engrafted mice.

Based on our prior experience with a first generation bispecific antibody where four of 10 refractory Hodgkin’s lymphoma patients achieved partial responses (including one complete remission), we are currently conducting a multi-center, multi-dose, dose-escalation Phase I/II clinical study to evaluate the fully human MDX-060 antibody in up to 40 patients with refractory or relapsed Hodgkin’s lymphoma, anaplastic large cell lymphoma and other CD30-positive lymphomas. Patients receive the MDX-060 antibody weekly for four weeks and will be followed to assess disease response.

MDX-070 (Anti-PSMA Antibody)—Prostate Cancer.    MDX-070 is a fully human antibody that targets Prostate Specific Membrane Antigen, or PSMA. PSMA is a cell surface marker that is preferentially expressed on malignant prostate tissues and also on blood vessels in other tumors. Preclinical data suggests that the antibody will target live prostate tumor cells. In December 2002, we acquired full therapeutic development and commercialization rights to MDX-070 from Northwest Biotherapeutics, Inc., superceding a previous agreement to share such rights. In January 2003, we filed an Investigational New Drug, or IND, application with the FDA to initiate Phase I/II clinical trials of MDX-070 for metastatic prostate cancer. The multi-center, dose-escalation Phase I/II study is expected to accrue up to 40 patients with metastatic prostate cancer. The study is intended to evaluate safety and tumor response based on objective tumor response and decreases in PSA serum levels.

MDX-018 (Anti-inflammatory Antibody)—Autoimmune Disease.    MDX-018, also known as HuMax-Inflam, is a fully human antibody that we are co-developing with our partner, Genmab A/S. Clinical trial applications, or CTAs, were filed in Finland and Denmark in December 2002 for use of MDX-018 in the treatment of an autoimmune disease. These applications were both approved in March, 2003. The disease and target mechanism for MDX-018 have not yet been made public.

Selected Medarex Product Candidates in Preclinical Development:

MDX-214 (Anti-EGFr/CD89 Antibody)—Cancer.    MDX-214 is a bifunctional protein consisting of human epidermal growth factor, or EGF, linked to an antibody fragment that targets CD89, a trigger molecule expressed on immune effector cells. Through the use of EGF, the natural ligand to the epidermal growth factor receptor, or EGFr, MDX-214 has the ability to direct CD89 positive effector cells to EGFr-overexpressing tumor cells, potentially facilitating the interaction of the immune system with the cancer. EGFr is a receptor molecule that has been found in excess on many tumor cells, including carcinoma of the head and neck, breast, colon, prostate, lung and ovary.

MDX-067 (Anti-heparanase I Antibody)—Breast and Other Cancers.    We are working with our partner, Oxford GlycoSciences plc, to create fully human antibody therapeutics and/or tumor vaccines based on an initial set of disease targets. The first product candidate emerging from the program is a fully human antibody that binds to and neutralizes the heparanase I enzyme, which is involved in invasion and metastasis in many tumor types, including breast cancer. Our economic interest in this product candidate may be subject to our Amended Genomics Agreement with Genmab (see the section below entitled Strategic Investments).

MDX-1307—Colon Cancer and other cancers expressing ßhCG.    We are working to develop a therapeutic vaccine for the treatment of colon and other cancers by linking ßhCG, a cancer antigen, to an antibody that targets dendritic cells. The vaccine is designed to induce antibody and cytotoxic T-cell responses directed at cancer cells in patients with ßhCG-expressing tumors. The ßhCG antigen is frequently expressed in colon, pancreatic, kidney, lung and breast cancers.

Other Medarex Candidates—We have an active clinical and preclinical development program, which includes a number of identified projects that we anticipate will lead to new antibodies and novel combinations with antibodies currently in development. We expect these development efforts to lead to additional clinical candidates in both the near and long term.

Out-Licensed Product Candidates in Development

Osidem (IDM-1)6,7 (Anti-Her2 & CD64 Antibody)—Ovarian Cancer.    Osidem (IDM-1), currently being developed by our partner, IDM7, is a humanized, bispecific antibody-based Cell Drug™ for the treatment of ovarian cancer. Phase III trials for Osidem (IDM-1) targeting patients with Stage III ovarian cancer began in Europe in early 2000, and additional trials in Australia and Canada were added in 2001. In May 2002, IDM received permission from the FDA to commence Phase III trials in the United States. IDM has reported that the aim of the Phase III studies is to prolong remission of Stage III ovarian cancer after a positive response to a standard protocol consisting of surgery, followed by two chemotherapies.

HuMax-CD4 (Anti-CD4 Antibody)—Psoriasis; T-cell Lymphoma.    HuMax-CD4, being developed by our partner, Genmab7, is a fully human antibody that targets the CD4 receptor on cells known as T-cells, which are believed to be involved in promoting autoimmune disease. Genmab has reported that preclinical and clinical studies to date suggest that an antibody that targets CD4 may be useful for the treatment of psoriasis and T-cell lymphomas. Genmab has reported that it is conducting the following clinical trials for this product:

Psoriasis:    Genmab initiated a Phase II clinical trial of HuMax-CD4 in January 2001 for the treatment of moderate to severe psoriasis. Genmab reported that HuMax-CD4 appeared to be safe and well tolerated and that mean Psoriasis Area Severity Index, or PASI, was reduced in all treatment groups. In September 2002, Genmab reported that it initiated a Phase IIb study to evaluate the antibody in patients with moderate to severe psoriasis. The study is expected to accrue up to 300 patients at 40 trial sites in the United States, Canada and Europe. Patients will receive one of three dose levels of HuMax-CD4 or placebo for 13 weeks and will be evaluated based on mean PASI scores.

[6]	Formerly referred to by us as MDX-210.
[7]	We received an equity interest in this partner in exchange for a license of our proprietary antibody technology. We are not entitled to licensing, milestone or other payments from the license of this product.

T-cell Lymphoma:    In January 2003, Genmab reported that the FDA has approved the start of two Phase II open label studies for HuMax-CD4 in the treatment of cutaneous T-cell lymphomas, or CTCL. Both studies will run concurrently. One study will focus on refractory patients, and the other study will focus on patients with persistent early stage disease. Each study will involve an initial 12 patients who will receive a 280 mg dose of HuMax-CD4 once a week for 16 weeks. Patients will be followed for at least four weeks or until disease progression.

HuMax-IL15 (Anti-IL-15 Antibody)—Rheumatoid Arthritis.    HuMax-IL15 is a fully human antibody against Interleukin-15 (IL-15). Genmab8 has reported that it is developing HuMax-IL15 through an agreement with Amgen, Inc. IL-15 is a cytokine, an immune system signaling molecule that appears early in the cascade of events that ultimately lead to inflammatory disease. Genmab reported that findings from a multi-dose Phase I/II trial in patients with rheumatoid arthritis indicated that HuMax-IL15 was generally well tolerated with evidence of immunologic activity. At the end of 2002, Genmab reported that a Phase II trial of HuMax-IL15 was initiated in Europe. In January 2003, Genmab reported that it received permission from the FDA to commence a Phase II trial in the United States.

CNTO 148 (Anti-TNFa Antibody)9—Anti-inflammatory Diseases.    Centocor has reported that it is developing CTNO 148, a high affinity, fully human antibody for anti-inflammatory diseases, including Crohn’s disease and rheumatoid arthritis. Centocor has reported that Phase I trials of CTNO 148 are currently underway. The antibody product candidate was developed using our UltiMAb Human Antibody Development System. No further information has been made public regarding this antibody product candidate.

CNTO 1275 (Anti-Cytokine Antibody)9—Psoriasis, Multiple Sclerosis.    Centocor has reported that it is developing CNTO 1275, a high affinity, fully human antibody for the treatment of anti-inflammatory diseases such as moderate to severe psoriasis and multiple sclerosis and that the antibody is currently in clinical trials. The antibody product candidate was developed using our UltiMAb Human Antibody Development System. No further information has been made public regarding this antibody product candidate.

Novartis Antibody9—Autoimmune Disease.    Novartis has reported that it has begun Phase I clinical trials with an antibody product candidate for the treatment of an autoimmune disease. The antibody product candidate was developed using our UltiMAb Human Antibody Development System. No further information has been made public regarding this antibody product candidate.

HuMax-EGFr (Anti-EGFr Antibody)—Cancer.    Genmab8 has reported that it is developing HuMax-EGFr, a fully human antibody targeting EGFr. EGFr is a receptor molecule that has been found in excess on many tumor cells, including carcinoma of the head and neck, breast, colon, prostate, lung and ovary. Genmab reported that preclinical studies have indicated that blocking the interaction between EGFr and its ligands has the potential to inhibit tumor growth leading to cell death.

HuMax-CD20 (Anti-CD20 Antibody)—Non-Hodgkin’s Lymphoma.    Genmab8 has reported that it is developing HuMax-CD20, a fully human antibody targeting CD20, a molecule found on B-cells. Genmab reported that preclinical studies have indicated that HuMax-CD20 may kill tumor cells that are resistant to rituximab.

Strategic Investments

Genmab

In March 1999, we and a group of unrelated third party investors formed Genmab, a Danish biotechnology company. Genmab was established to develop and commercialize a portfolio of fully human antibodies derived

[8]	We received an equity interest in this partner in exchange for a license of our proprietary antibody technology. We are not entitled to licensing, milestone or other payments from the license of this product.
[9]	We expect to receive licensing milestones as these products move through clinical trials and royalties, should commercialization occur.

from our HuMAb-Mouse® technology. Initially, we contributed a license to our human antibody technology for producing antibodies to particular targets in exchange for approximately 44% of Genmab’s share capital. During Genmab’s initial 12 months of operation, Genmab raised additional equity and, in connection therewith, we agreed to expand our license to provide Genmab with broader rights to our human antibody technology in exchange for further equity, thereby maintaining our level of ownership in Genmab’s share capital. Specifically, in exchange for equity, we granted Genmab 16 fully paid-up commercial licenses for antibody products. In addition, in connection with a private placement in May 2000, we made an additional cash investment in Genmab thus maintaining our approximately 44% ownership interest in Genmab. In August 2000, we received additional equity in connection with the Genomics Agreement (as described below) which increased our equity interest in Genmab to approximately 45%.

In August 2000, we entered into a binding memorandum of understanding, or the Genomics Agreement, with Genmab, pursuant to which we granted Genmab rights to market our transgenic mouse technologies for multi-target (five or more targets) genomics partnerships to certain pharmaceutical and biotechnology companies whose headquarters are located in Europe. Under the terms of the Genomics Agreement, Genmab may market our human antibody technology (a) for multi-target (five or more targets) partnerships to any European based company except for: (i) certain Medarex partners, including Novartis, Merck KGaA, Schering, Aventis Behring, IDM and Scil Biomedicals GmbH; and (ii) any European based pharmaceutical company with worldwide revenues in excess of $1 billion in 1999, provided, however, that Genmab may market our human antibody technology to Sanofi/Synthélabo and Boehringer Ingelheim, and (b) for non-multi-target (less than five targets) partnerships, to any company worldwide. We also have the right to participate in Genmab’s multi-target (five or more targets) partnerships, thereby sharing in certain costs and commercial benefits (see the section below entitled Our Joint Collaborations with Genmab). We retain all rights to market our technology to companies headquartered outside of Europe and to all companies for non-multi-target (less than five targets) partnerships in Europe. Certain license fees, milestones and royalties due to us under our previously existing agreement with Genmab were reduced. The Genomics Agreement also provides that, under certain circumstances, we must negotiate in good faith to manufacture antibodies for Genmab’s partnerships.

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

The Genomics Agreement has an initial term of five years with a right exercisable by Genmab to extend the term for an additional two years. For each year of the agreement and during the term of any extension, we will receive $2.0 million per year from Genmab. At Genmab’s option, these amounts may be paid in either cash or capital stock. During the years ended December 31, 2000, 2001 and 2002, the Company recognized $0.7 million, $2.0 million and $2.0 million of revenue from this agreement.

In September 2000, we entered into an amended agreement, or the Amended Genomics Agreement, with Genmab, pursuant to which we agreed to assign to Genmab 100% of our economic interest in each product we jointly develop with OGS, or a Medarex/OGS product, and sell in Europe, and 50% of our economic interest in each Medarex/OGS product sold outside of North America and Europe. We retained 100% of our economic interest in Medarex/OGS products to be sold in North America. Under the terms of the Amended Genomics Agreement, if a Medarex/OGS product is intended to be sold only in Europe, Genmab will reimburse us for 100% of our research, development, manufacturing and commercialization expenses associated with such product. If the Medarex/OGS product is to be sold only in North America, Genmab will not be obligated to reimburse us for any such expenses. In all other cases, Genmab will reimburse us for 50% of such expenses. The first potential product candidate which may be subject to this arrangement is MDX-067, an anti-heparanase I antibody (see the section above entitled Products in Development). In addition, we sold one-half of our equity interest in OGS to Genmab for $2.5 million, which was our original cost of such equity interest.

In October 2000, Genmab became a publicly listed company on the Copenhagen Stock Exchange. As a result of raising the equivalent of $187.0 million (based on the then current exchange rate) and subsequent investments in Genmab by other parties, our ownership interest in Genmab has been reduced to approximately 31%. We currently account for our investment in Genmab under the equity method of accounting.

IDM

During the past few years, the focus of our business has shifted from humanized and murine monoclonal antibody-based products to fully human antibody development. As a result, in July 2000, we entered into an agreement with IDM whereby we licensed to IDM certain of our humanized and murine antibodies in exchange for equity units in IDM. Under the agreement, IDM acquired worldwide rights to the use of our MDX-210 anti-HER-2 product in connection with cell therapy. IDM also acquired the right to receive royalty payments from third party sales of MDX-210 in Europe, outside the field of cell therapy. IDM initiated a Phase III clinical trial of MDX-210, referred to by IDM as “Osidem,” or “IDM-1,” in ovarian cancer in connection with IDM’s macrophage activated killer, or MAK™, cells in 2000 and received regulatory approval for additional trials in 2001. IDM also acquired certain rights to MDX-220 and MDX-447 in all fields. We originally developed MDX-447 in conjunction with Merck KGaA.

As a result of this transaction, we recorded a gain from the transfer of this technology of approximately $40.5 million (based upon an independent valuation). The Company recognized this gain as non-cash contract revenue over a two year period ending in September 2002 for financial reporting purposes (see Note 13 to the Consolidated Financial Statements). In October 2000, we participated in a private placement of equity interests in IDM and purchased additional equity of approximately $5.2 million. Our current equity position in IDM is approximately 9%. In the event that we exercise certain warrants held by us to purchase convertible or redeemable bonds of IDM and such bonds are converted or redeemed, our equity position in IDM would be approximately 26%, based on the shares of IDM currently outstanding. These warrants are exercisable between September 2002 and September 2010, and such bonds may be converted or redeemed within six months of such exercise.

Our Human Antibody Partnering Business

As of March 1, 2003, we have more than 40 partnerships with pharmaceutical and biotechnology companies to jointly develop and commercialize products or to enable other companies to use our proprietary technology in their development and commercialization of new therapeutic products. We expect that substantially all of our operating revenues over the next few years will come from licensing fees and milestone payments from our existing and future partners. These partnerships typically provide our partners with access to our human antibody technology for the purpose of generating fully human antibodies to specific disease targets identified by such partners. In some cases, we provide our mice to our partners who then immunize the mice to generate fully human antibodies. In other cases, we may immunize the mice with a partner’s antigen.

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

1. Collaborative Partnerships	Date of Agreement
Oncomab, Ltd., a subsidiary of PRIMABioMed Limited	March 2003
dia Dexus, Inc.	January 2003
Eos Biotechnology, Inc.*	January 2003
Ability Biomedical Corporation	December 2002
Corixa Corporation	May 2002, June 2000
ZYCOS Inc.	January 2002
Tularik, Inc.	January 2002
Ambit Biosciences Corporation	November 2001
m-phasys GmbH	November 2001
Incyte Genomics, Inc.	October 2001
Epicyte Pharmaceuticals, Inc.	July 2001
Genmab A/S	June 2001
Sangamo BioSciences, Inc.	June 2001
deCODE genetics, Inc.	June 2001
NeuroTherapeutics, Inc.	April 2001
Northwest Biotherapeutics, Inc.	April 2001
Immusol, Inc.	February 2001
Seattle Genetics, Inc.	February 2001
Gemini Genomics plc	December 2000
Epigen, Inc.	November 2000
Oxford GlycoSciences plc	September 2000
Athersys, Inc.	August 2000
Regeneron Pharmaceuticals, Inc.	March 2000

2. Licensing Partnerships	Date of Agreement
Ferric Technologies, Inc.	January 2003
dia Dexus, Inc.	January 2003
MedImmune, Inc.	January 2003, June 2000
Amgen, Inc.	December 2002, September 1999
Schering AG	December 2002
Abbott Laboratories, Inc.	July 2002
Genesto A/S	August 2001
Human Genome Sciences, Inc.	July 2001
NovImmune, S.A.	May 2001
Schering-Plough Corporation	March 2001
Kyto Biopharma, Inc. (formerly B. Twelve, Inc.)	January 2001
Novo Nordisk A/S	January 2001
Eli Lilly & Company	January 2001, November 2000
ZymoGenetics, Inc.	October 2000
Oxford GlycoSciences plc	September 2000
Genmab A/S	August 2000, March 1999
Corixa Corporation	June 2000
Centocor, Inc. (subsidiary of J&J)	May 2000, February 1997
Raven Biotechnologies, Inc.	March 2000
Millennium Pharmaceuticals, Inc.	February 1999, January 1995
Immunex Corporation (subsidiary of Amgen)	January 1999
Novartis Pharma AG	November 1998
FibroGen, Inc.	July 1998

*	Eos has announced a pending merger with Protein Design Labs, Inc., or PDL, whereby PDL would acquire 100% of the stock of Eos. According to Eos, the merger is expected to close in the first quarter of 2003, subject to governmental filings and other customary conditions.

3. Other Collaborations	Date of Agreement
Kirin Brewery Co., Ltd.	September 2002, December 1999
Sangamo BioSciences, Inc.	January 2002
Biosite Incorporated	June 2000

Our Collaborative Partnerships to Jointly Develop Fully Human Antibodies with Our Partners

General.    Industry analysts have suggested that scientists in the fields of genomics and proteomics may eventually identify as many as 10,000 novel target antigens in the human genome. Many of these antigens may be appropriate for monoclonal antibody-based products. We are pursuing an “Applied Genomics” strategy in order to gain access to new target antigens as they are identified, while also sharing the risks and rewards of the related antibody development and commercialization. To this end, we have established a number of collaborations with leading companies in the fields of genomics and proteomics. We and our Applied Genomics collaborators plan to jointly develop and commercialize human antibody products. Typically, our collaborator will provide a target antigen, and we will generate antibodies against that antigen using our UltiMAb Human Antibody Development System. We and our collaborators typically agree to share equally costs of clinical development and manufacturing as well as revenues, expenses and profits associated with the products arising under the collaboration.

Our Joint Collaborations with Genmab.    Under the terms of the Genomics Agreement with Genmab, we have established multi-target joint collaborations with Genmab and each of deCODE genetics and Gemini Genomics. These collaborations are similar in structure to the collaborative partnerships discussed above, except that our interest in the collaboration is shared with Genmab. Specifically, with respect to the Genmab/Medarex 50% interest in such collaborations, we assume 100% of the economic costs and benefits associated with the development and commercialization of products intended to be sold in North America; Genmab assumes 100% of such costs and benefits for products intended to be sold in Europe; and we share such costs and benefits equally with Genmab with respect to other territories.

Our Licensing Partnerships for the Development of Fully Human Antibodies by Our Partners

Our licensing partners typically obtain licenses to one or more of our antibody generating technologies which we expect will allow these partners to develop and commercialize antibody-based products using our technology. We could receive license fees, milestones and royalties in connection with each of these products. Under these licenses, there is usually an initial period during which our licensing partner may elect to enter into a research license for antibodies to a particular designated target. Subsequently, our partner may elect to obtain a commercial license for monoclonal antibodies to a particular target. In some cases, once a partner has obtained a commercial license for monoclonal antibodies to a given target, we can no longer license our human antibody technology to a different company for that particular target.

The financial terms of our licensing partnerships typically include license fees and a series of milestone payments commencing upon initiation of clinical trials and continuing through to commercialization. These fees and milestones may total up to $7 to $10 million per antibody if the antibody receives approval from the FDA and equivalent foreign agencies. A licensing partnership may involve multiple antibodies. Under these partnerships, we will also receive royalties on any product sales. In some cases, our partners reimburse us for research and development activities we conduct on their behalf. Generally, under the terms of these agreements, our partners are responsible for all costs of product development, manufacturing and marketing of any products.

Other Collaborations

Kirin.    As contemplated by a December 1999 binding letter of intent, effective September 4, 2002, we entered into a Collaboration and License Agreement with Kirin Brewery Co., Ltd., which provides for us to exchange with Kirin certain cross-licenses for each other’s technology for the development and commercialization of human antibody products. The Collaboration and License Agreement superceded the binding letter of intent. Pursuant to the letter of intent, we and Kirin developed the KM-Mouse™, a unique crossbred mouse which combines the traits of our HuMAb-Mouse® with Kirin’s TC Mouse™. Under the Collaboration and License Agreement, we are exchanging cross-licenses with Kirin with respect to the KM-Mouse and other antibody-generating mice. In addition, each of the cross-licenses granted under the Collaboration and License Agreement are subject to certain license, milestone and royalty payments by each party to the other.

Biosite.    In June 2000, we entered into an agreement with Biosite Incorporated aimed at accelerating drug research via Trans-Phage Technology®. This high throughput method to create fully human antibodies combines the immunological power of our human antibody technology with the speed of Biosite’s Omniclonal™ phage display technology. Through this partnership, we believe that we and Biosite will be able to offer pharmaceutical and biotechnology companies access to large volumes of high-affinity, fully human antibodies to validate genomic targets and to identify promising drug candidates. Under the terms of the agreement, Biosite will receive research funding of $3 million per year over eight years from us, along with research fees and, if any products are generated through the partnership, milestone payments and royalties. Biosite may also receive diagnostic rights to targets identified through the partnership. We anticipate, as a result of this agreement, receiving payments from third-party partners, including milestone payments, royalties and reimbursement payments, that may partially offset the research funding being paid to Biosite. Several of our licensing partners are using Trans-Phage Technology in their efforts to create fully human antibodies.

Sangamo.    In January 2002, we entered into an agreement with Sangamo BioSciences, Inc. to create cell lines with the ability to express antibodies at enhanced levels, using Sangamo’s zinc finger DNA binding protein gene regulation technology platform.

Our Human Antibody Technology

Technology Platform.    Our solution to making antibodies with fully human protein sequences is to use transgenic strains of mice in which mouse antibody gene expression is suppressed and effectively replaced with human antibody gene expression. Our human antibody technology includes (i) our HuMAb-Mouse technology, (ii) Kirin’s TC Mouse technology, and (iii) the KM-Mouse technology, a crossbred mouse that combines the characteristics of our HuMAb-Mouse with Kirin’s TC Mouse. In total these technologies constitute our UltiMAb Human Antibody Development System, and we believe they offer the broadest and most powerful set of human antibody technologies in the industry.

Our HuMAb-Mouse Technology.    In these transgenic mice, the mouse genes for creating antibodies have been inactivated and replaced by human antibody genes. Our HuMAb-Mouse transgenic strains contain key gene sequences from unrearranged human antibody genes that code for both the heavy and light chains of human antibodies. Because genes determine what proteins are made, our transgenic mice make human antibody proteins. We have thus created mice that have the ability to make fully human monoclonal antibodies. This result avoids the need to humanize murine monoclonal antibodies, and because the human genes in our HuMAb-Mouse are stable, they are passed on to offspring of the mice. Mice can, therefore, be bred indefinitely at relatively low cost and without additional genetic engineering. Our HuMAb-Mouse can generate fully human antibodies with affinities in the picomolar range, as high as 1012.

Kirin’s TC Mouse Technology.    Through our collaboration with Kirin, we have access to the Kirin TC Mouse. Kirin has developed mice that contain complete sets of the variable and constant genes found in the corresponding natural human immunoglobulin loci. These mice are “transchromosomic,” meaning that the mouse genes for creating antibodies have been inactivated and have been replaced by the human chromosomes containing all of the human antibody genes, including all heavy chain classes that encode all isotypes (IgG1-4, IgA1-2, IgD, IgM and IgE). The TC Mouse also has the ability to make fully human monoclonal antibodies.

The KM-Mouse.    Together with our partner, Kirin, we have developed the KM-Mouse, a crossbred mouse that combines the characteristics of our HuMAb-Mouse with Kirin’s TC Mouse that retains the capability to produce all human antibody isotypes with an immune response we believe previously unseen in any human antibody producing mouse system.

Trans-Phage Technology.    To enhance our ability to create products from genomics research, we have also coupled the UltiMAb Human Antibody Development System with Biosite’s Omniclonal phage display technology. We believe the result of this combination, referred to as Trans-Phage Technology, is a high throughput method for generating large volumes of human antibody fragments, which can then be used to help “validate” new target opportunities, i.e., to determine which targets are most appropriate for therapeutic antibody development.

Ultra-Potent Toxins.    In May 2002, we acquired Corixa’s proprietary Ultra-Potent Toxin™ technology for creating antibody-toxin conjugates. The toxins we acquired include small molecules known as duocarmycins, which have been designed to overcome multi-drug resistance. We believe this technology provides us with a platform for generating cytotoxic drugs that specifically target cancers.

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

We believe that our human antibody technologies offer the following advantages:

•	Fully Human Antibodies. Unlike humanization techniques, our UltiMAb Human Antibody Development System generates antibodies with 100% human protein sequences, which we believe will permit the development of products with a favorable safety profile. Additionally, fully human antibody-based products are likely to be eliminated less rapidly from the human body, potentially reducing the frequency and amount of dosing.

•	High Affinity Antibodies. Our human antibody technology takes advantage of the human body’s natural affinity maturation process (whereby antibodies evolve over time to have higher affinity to targets), creating antibodies that can have affinities 100 to 1000 times higher than the chimeric or humanized antibodies now approved for sale in the United States. Our high affinity antibodies have been generated against a wide range of target antigens. Our human antibodies are produced without the need for any subsequent engineering to make them more human—a process that at times has proven to be challenging and time consuming. Thus, we reduce the risk that an antibody’s structure and function will be altered between the time of the selection of the initial antibody and the time the final version of the antibody is placed into production.

•	Rapid Development Capabilities. By combining our technology for creating fully human antibodies with our in-house development and clinical supply manufacturing expertise, we believe that we can rapidly progress from immunization to the clinic.

•	Diverse Selection of Antibodies Responding to Many Disease Targets. We believe that our technology has the potential to generate high affinity human antibodies of all isotypes and subclasses that recognize more antigen structures. In addition, we have been able to create large panels of monoclonal antibodies to many potentially medically relevant antigens. For a given antigen target, the ability to select a product candidate from a pool of multiple antibodies could be important in selecting the optimal antibody product for development.

•	Flexibility for Our Partners. Our human antibody technology can be used either in our laboratories or in the laboratories of our partners. This provides our partners with the flexibility to incorporate our technology into their research and development programs or to contract with us to produce the antibodies.

•	Certainty of Intellectual Property Rights. We are not aware of any licenses required to create fully human antibodies using our UltiMAb technology platform to a target owned by the user except under

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

Our antibody generation resources include highly trained teams of scientists in our research facilities located in Milpitas and Sunnyvale, California, as well as in Annandale and Bloomsbury, New Jersey, working with our UltiMAb Human Antibody Development System to generate antibodies for our own development and for our partners. These scientists are experienced in molecular biology, protein chemistry, animal biology, pharmacology, toxicology and process science/formulation. Other development resources include in-house medical professionals with product development expertise in infectious diseases, rheumatology, immunology and pulmonology, and consulting arrangements with leading academic researchers.

In addition to our experience in generating antibodies, we have considerable experience in clinical development and clinical supply antibody manufacturing. To facilitate the development and commercialization of antibody-based products for us and for our partners, we have assembled a team of experienced scientific, production and regulatory personnel. This team operates in Bloomsbury, New Jersey, and in our clinical trial material manufacturing facility in Annandale, New Jersey, which has the capacity to develop up to 15 new antibody projects per year.

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

Research, Development and Manufacturing Facilities

We own a research facility in Milpitas, California that currently contains an animal facility to house the HuMAb-Mice and KM-Mice, as well as research and development laboratories and office space. In 2002, we renovated and expanded this facility from approximately 57,000 square feet to approximately 60,000 square feet. We currently employ approximately 104 people at the Milpitas facility.

In July 2002, we entered into a lease for approximately 37,000 square feet of laboratory and office space in Sunnyvale, California. This facility replaces the South San Francisco facility of Corixa Corporation that was occupied by 30 employees retained in connection with our acquisition of certain assets of Corixa. We currently have approximately 40 employees working at the Sunnyvale facility.

Our Bloomsbury, New Jersey research and development facility, purchased in 2001, is situated on approximately 106 acres of land and currently contains space for approximately 165,000 square feet of laboratory and office space. We completed a renovation of these facilities in 2002 and currently use approximately 75,000 square feet in these facilities, accommodating approximately 150 employees engaged in antibody research, development and manufacturing.

During the second quarter of 2002, we made a determination to delay indefinitely the planned construction of a large-scale manufacturing facility at our Bloomsbury location and, instead, to pursue late-stage clinical and commercial supply agreements with third party manufacturers with available capacity to meet our current internal production timetables. We are negotiating with third party manufacturers the relevant clinical and commercial supply contracts necessary for our future production requirements. As of March 1, 2003, we had not entered into any such supply agreements.

We lease approximately 45,000 square feet of laboratory, clinical trial production and office space in Annandale, New Jersey, where we manufacture antibody products for use in clinical development and clinical trials conducted by us and by certain of our partners. Our Annandale facility currently has the capacity to develop up to 15 new antibody projects per year and operates in all material respects in accordance with current Good Manufacturing Practices, or cGMP, regulatory requirements for the manufacturing of clinical trial materials. We believe that our existing facility in Annandale is adequate for the production of materials for clinical trials of our products and for providing the support we offer to our partners in connection with our human antibody technology. We do not currently have the capability to manufacture our products under development in large commercial quantities and have no experience in commercial-scale manufacturing. We currently employ approximately 116 people at our Annandale facility.

Significant Partner Revenue

Revenue from partners representing 10% or more of total revenues for the years ended December 31, 2000, 2001 and 2002 is as follows:

Partner	2000	2001	2002
Genmab	11%	12%	37%
IDM	27%	48%	36%
Lilly	—	7%	11%
Scil	18%	4%	2%
Kirin	27%	14%	—

Further information regarding revenues from partners is included in Notes 11 through 13 to the Consolidated Financial Statements.

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

Currently, we hold a total of 50 issued patents and allowed patent applications in the United States, and over 170 issued patents in foreign countries with respect to our HuMAb-Mouse technology and products, our bispecific molecule technology and products, and to other technology and products.

Of these, 16 of our issued patents and allowed patent applications in the United States and 21 of our issued patents in foreign countries, including European countries, Japan, Korea, Canada and Australia, among others, relate to various aspects of our HuMAb-Mouse technology and products. These patents, almost all of which are in the same patent family, claim the transgene, the transgenic mouse, methods of obtaining high affinity antibodies, and compositions of matter for high affinity antibodies, among others. These patents have expiration dates beginning in 2011. We also have more than 70 related pending United States and foreign patent applications directed to various aspects of our HuMAb-Mouse technology and products. These include patent applications describing several of our particular human antibody product candidates, such as our anti-PSMA, anti-CTLA-4 and anti-CD30 product candidates.

Additionally, we hold exclusive and non-exclusive licenses to various pertinent technologies relating to our HuMAb-Mouse technology. For example, these technologies include microinjection of transgene DNA, homologous recombination, chromosome transfer, yeast artificial chromosome transgene technology and other relevant technologies. We also hold an exclusive sub-license of technology created at the University of California relating to aspects of our anti-CTLA-4 human monoclonal antibody product candidate and a license from medac GmbH relating to certain aspects of our CD30 human antibody product candidate. We have been assigned patent rights from Northwest Biotherapeutics relating to aspects of our PSMA human antibody product candidate and have a non-exclusive license from Millennium Pharmaceuticals relating to aspects of our PSMA human antibody product candidate.

In addition to patent coverage for our HuMAb-Mouse technology, 17 of our patents and allowed patent applications in the United States and over 70 of our patents in foreign countries, including European countries, Japan, Korea, Canada and Australia among others, relate to aspects of our bispecific molecule technology and bispecific products. These patents have expiration dates from 2007-2018. In addition, we have more than 75 pending United States and foreign patent applications also relating to aspects of our bispecific molecule technology and bispecific products. In particular, we hold United States and European patents claiming our trigger antibody, which binds to the human CD64 molecule, as well as bispecific molecules, which incorporate the trigger antibody. We also hold exclusive and non-exclusive licenses to technologies owned by third parties relating to certain aspects of our bispecific and human monoclonal antibody technologies. For example, we hold a license from Chiron Corporation for its anti-HER-2/neu antibody used in the production of IDM-1, or Osidem, a bispecific antibody directed against the HER-2/neu receptor. We also hold a license from Polaroid Corporation covering the proprietary linking technology employed in many of our bispecific products.

In May 2002, we acquired patent rights from Corixa relating to tumor-activated prodrugs, Ultra-Potent Toxins, interferon alpha receptor and CD44.

We own registrations for the trademark Medarex® in the United States, the European Union, Canada, Australia and Switzerland, and the marks HuMAb-Mouse®, GenPharm®, Trans-Phage Technology® and Putting the Immune System to Work® in the United States. HuMAb-Mouse is also registered in the European Union. We have filed applications for registration of the marks KM-Mouse™, UltiMAbSM and UltiMAb Human Antibody Development SystemSM in the United States, Canada and the European Union. These applications are pending.

Regulatory Issues

General.    The production, distribution and marketing of products employing our technology, and our research and development activities, are subject to extensive governmental regulation in the United States and in other countries. In the United States, our products are regulated both as drugs and as biological products, and are subject to the Federal Food, Drug, and Cosmetic Act, as amended, the Public Health Service Act, also as amended, and the regulations promulgated under these statutes, as well as to other federal, state, and local statutes and regulations. These laws govern the clinical and non-clinical testing, manufacture, safety, effectiveness, approval, labeling, distribution, import, export, storage, record keeping, reporting, advertising and promotion of our products. Product development and approval within this regulatory framework, if successful, will take many years and involve the expenditure of substantial resources. Violations of regulatory requirements at any stage may result in various adverse consequences, including FDA’s delay in approving or refusal to approve a product. Violations of regulatory requirements also may result in enforcement actions including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties.

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

Research, Development, and Product Approval Process.    The research, development, and approval process in the United States is intensive and rigorous, and generally takes many years. The typical process required by the FDA before a therapeutic drug or biological product may be marketed in the United States includes:

•	preclinical laboratory and animal tests and analysis;

•	submission to the FDA of an application for an Investigational New Drug Application, or IND, which must become effective before human clinical trials may commence;

•	preliminary human clinical studies to evaluate the drug or biologic and its manner of use;

•	adequate and well-controlled human clinical trials to establish (i) for a drug, whether it is safe and effective for its intended uses, and (ii) for a biological product, whether it is also pure and potent;

•	FDA review of whether the facility in which the drug or biologic is manufactured, processed, packed or held meets standards designed to assure the product’s continued quality; and

•	submission of an appropriate product application to the FDA, and approval of the application by the FDA.

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

In the case of products for cancer and certain other life-threatening diseases, the initial human testing may be done in patients with the disease rather than in healthy volunteers. Because these patients are already afflicted with the target disease or condition, it is possible that such studies will provide results traditionally obtained in Phase II studies. These studies are often referred to as “Phase I/II” studies. Notwithstanding the foregoing, even if patients are used in initial human testing and a Phase I/II study carried out, the sponsor is still responsible for obtaining all the data usually obtained in both Phase I and Phase II studies.

United States law requires that studies conducted to support approval for product marketing be “adequate and well controlled.” In general, this means that either a placebo or a product already approved for the treatment of the disease or condition under study must be used as a reference control. Studies must also be conducted in compliance with good clinical practice, or GCP, requirements.

The clinical trial process can take 10 years or more to complete, and there can be no assurance that the data collected will be in compliance with GCP regulations, will demonstrate that the product is safe or effective, or, in the case of a biologic product, pure and potent as well, or will provide sufficient data to support FDA approval of the product. The FDA may place clinical trials on hold at any point in this process if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk. Trials may also be terminated by institutional review boards, who must review and approve all research involving human subjects. Side effect or adverse events that are reported during clinical trials can delay, impede, or prevent marketing authorization. Similarly, adverse events that are reported after marketing authorization can result in additional limitations being placed on a product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing authorization, can result in product liability claims against the Company.

During the course of, and following the completion of clinical trials, the data are analyzed to determine whether the trials successfully demonstrated safety and effectiveness, and whether a product approval application may be submitted. In the United States, if the product is regulated as a drug, a New Drug Application, or NDA, must be submitted and approved before commercial marketing may begin. If the product is regulated as a biologic, such as antibodies, a Biologic License Application, or BLA, must be submitted and approved before commercial marketing may begin. The FDA Center for Drug Evaluation and Research, or CDER, has responsibility for the review and approval of drugs, and, following a recent reorganization at FDA, also has responsibility for the review and approval of certain therapeutic biologics such as monoclonal antibodies, cytokines, growth factors, enzymes, interferons and certain proteins. The FDA Center for Biologics Evaluation and Research, or CBER, has responsibility for other biologics. Based on this distribution of responsibility, we expect that most of our products will be reviewed by CDER. The NDA or BLA must include a substantial amount of data and other information concerning the safety and effectiveness (and, in the case of a biologic, purity and potency) of the compound from laboratory, animal and clinical testing, as well as data and information on manufacturing, product stability, and proposed product labeling.

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

Under the Prescription Drug User Fee Act, as amended, the FDA receives fees for reviewing a BLA or NDA and supplements thereto, as well as annual fees for commercial manufacturing establishments and for approved products. These fees can be significant. The NDA or BLA review fee alone can exceed $0.5 million, although certain deferrals, waivers and reductions may be available.

Under applicable laws and FDA regulations, each NDA or BLA submitted for FDA approval is usually reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application. If deemed complete, the FDA will “file” the NDA or BLA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA or BLA that it deems incomplete or not properly reviewable. If the FDA refuses to file an application, the FDA will retain 25% percent of the user fee as a penalty. The FDA has established performance goals for the review of NDAs and BLAs—six months for priority applications and 10 months for regular applications. However, the FDA is not legally required to complete its review within these periods and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, typically is not an actual approval but an “action letter” that describes additional work that must be done before the application can be approved. The FDA’s review of an application may involve review and recommendations by an independent FDA advisory committee. Even if the FDA approves a product, it may limit the approved therapeutic uses for the product as described in the product labeling, require that warning statements be included in the product labeling, require that additional studies be conducted following approval as a condition of the approval, or otherwise limit the scope of any approval.

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

Treatment IND Status.    Treatment INDs are used to make new drugs and biologic products available to desperately ill patients as early in the drug development process as possible, before general marketing is approved and begins. The FDA may allow an investigational drug to be used under a treatment IND if there is preliminary evidence of the drug’s efficacy and the drug is intended to treat a serious or life-threatening disease for which no comparable or satisfactory alternative therapy exists. We or our collaborative partners may be able to recover some of the costs of production, manufacture, research, development and handling prior to market approval if patients are allowed to be charged for the product used in such studies. There are specific conditions that must be met before a sponsor may charge for an investigational product, including notifying the FDA in writing in advance. The FDA may notify the sponsor that it is not authorized to charge for the product.

Drugs and Biologics for Serious or Life-Threatening Illnesses.    The Federal Food, Drug and Cosmetic Act, as amended, and FDA regulations provide certain mechanisms for the accelerated “Fast Track” approval of products intended to treat serious or life-threatening illnesses which have been studied for safety and effectiveness and which demonstrate the potential to address unmet medical needs. The procedures permit early consultation and commitment from the FDA regarding the preclinical and clinical studies necessary to gain marketing approval. Provisions of this regulatory framework also permit, in certain cases, NDAs or BLAs to be approved on the basis of valid surrogate markers of product effectiveness, thus accelerating the normal approval process. Certain products employing our human antibody technology might qualify for this accelerated regulatory procedure. However, we cannot make assurances that the FDA will agree, and, even if the FDA agrees that these products qualify for accelerated approval procedures, the FDA may deny approval of our drugs or may require that additional studies be required before approval. The FDA may also require us to perform post-approval, or Phase IV, studies as a condition of such early approval. In addition, the FDA may impose restrictions on distribution and/or promotion in connection with any accelerated approval, and may withdraw approval if post-approval studies do not confirm the intended clinical benefit or safety of the product.

Other U.S. Regulatory Requirements.

In the United States, the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, also as amended, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Medarex and Partner Products.

Currently, a number of products employing our antibody technology have entered into clinical trials. We are conducting Phase II clinical trials of MDX-010 for the treatment of prostate cancer and malignant melanoma and for use with one melanoma vaccine. We are also conducting Phase I/II clinical trials of MDX-010 for use with two additional melanoma vaccines. We are conducting Phase I/II clinical trials of MDX-060 for the treatment of Hodgkin’s lymphoma and anaplastic large cell lymphoma and have made regulatory filings for clinical trials of MDX-070 and MDX-018 for the treatment of prostate cancer and autoimmune disease, respectively.

Osidem (IDM-1), which is being developed by IDM, has entered into Phase III clinical trials for the treatment of ovarian cancer. HuMax-CD4, which is being developed by Genmab, has entered into Phase II trials for the treatment of psoriasis and for the treatment of lymphoma. HuMax-IL15, also being developed by Genmab, has entered into Phase II clinical trials for the treatment of rheumatoid arthritis. Centocor is developing two antibody products, one for the treatment of inflammation (CNTO 148) and psoriasis and one for the treatment of multiple sclerosis (CNTO 1275). These products are in Phase I clinical trials. Novartis is developing an antibody product for the treatment of autoimmune disease that is in Phase I clinical trials. To date, no products employing our human antibody technology have been approved by the FDA for sale.

Competition

We face competition in several different forms. Our human antibody generation activities currently face competition from several companies and from other technologies. In addition, the actual products being developed by us or by our partners also face actual and potential competition.

The development of biotechnology and pharmaceutical products is a highly competitive business subject to rapid technological change. We know of many pharmaceutical and biotechnology companies conducting research or development on monoclonal antibodies and related fields. Many of these companies have commenced clinical trials and several have successfully commercialized antibody products. Some of these companies are also pursuing product development efforts for the same disease areas as we or our partners are pursuing.

We face competition from many companies that provide the services of generating antibodies for antibody-based therapeutics. One competitor with respect to our human antibody technology is Abgenix. As a result of the cross-licensing agreement with GenPharm (our wholly owned subsidiary since 1997), Abgenix offers to potential partners the use of its transgenic mouse known as XenoMouse™, that, according to Abgenix, is capable of generating fully human monoclonal antibodies. In addition, we have entered into agreements with each of Kirin and Genmab, respectively, which grant these companies licenses to our proprietary technology platform, enabling them to compete with us in offering antibody generation and development services in certain markets. Certain of our other partners who have licensed our technology also could compete with us with respect to the development of certain antibodies. Other companies are also developing, or have developed technologies for generating human or partially human antibodies. For example, Xenerex Biosciences (a subsidiary of Avanir Pharmaceuticals) and XTL Biopharmaceuticals Ltd. have developed technology that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies in functionally modified mice. Several companies are developing, or have developed, technologies, not involving animal immunization, that result in libraries composed of numerous human antibody sequences. For example, phage and yeast display technology is being used by companies such as Abbott Laboratories, Inc., Cambridge Antibody Technology Group plc, or CAT, Dyax Corp., Genetastix Corporation and MorphoSys AG to develop therapeutic products comprising human antibody sequences. Companies such as Johnson & Johnson, MedImmune, Inc., Amgen, IDEC Pharmaceuticals Corporation, Novartis, Genentech, Inc., PDL and Wyeth have generated therapeutic products that are currently on the market and are derived from recombinant DNA that comprise human antibody components. Numerous additional companies are developing therapeutic products comprising human antibody components.

We are aware of several pharmaceutical and biotechnology companies which are actively engaged in research and development in areas related to antibody therapy, that have commenced clinical trials of antibody products or have successfully commercialized antibody products. Some of these companies, such as ImClone Systems Incorporated, Johnson & Johnson, Wyeth, Amgen, Abbott, Cell Tech Group plc, IDEC Pharmaceuticals, Abgenix, CAT, MorphoSys AG, Tanox, Inc., Genentech, Millennium and PDL are addressing diseases and disease indications that are being targeted by us and our partners. Many of these companies and institutions, either alone or together with their partners, have substantially greater financial resources and larger research and development divisions than we have. In addition, many of these competitors, either alone or together with their partners, have substantially greater experience than us in developing products, undertaking preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals of products and manufacturing and marketing products. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or European Union marketing approval and commercializing products more rapidly than us.

Other technologies can also be applied to the treatment of the diseases that we or our partners are pursuing. For example, immunoconjugates—monoclonal antibodies linked to toxins or radioactive isotypes—are being developed by others. In addition, the application of recombinant DNA technology to develop potential products consisting of proteins (such as growth factors, hormones, enzymes, receptor fragments and fusion proteins, or cytokines) that do not occur normally in the body, or occur only in small amounts, has been underway for some time. Included in this group are interleukins such as IL-2 and IL-11, interferons alpha, beta and gamma, colony stimulating factors such as G-CSF and GM-CSF, clotting factors, growth hormones, erythropoeitin, DNAse, tPA, glucocerebrosidase, PDGF, and a number of other biological response modifiers. Continuing development of new chemical entities and other drugs by large pharmaceutical companies also carries with it the potential for discovery of agents for treating disease indications targeted by drugs that we or our partners are developing.

Marketing

Our potential products may be marketed and sold in several possible ways, depending on the product, including: solely by us, jointly by us and our collaborative partners, or solely by or on behalf of our licensing partners. We believe that a small sales force could successfully introduce and detail certain of our potential products that have concentrated marketplaces. Other products, however, may require a larger sales force. Currently, we have no sales force. We may develop our own internal sales force for these products if they proceed to commercialization.

We acknowledge that the successful marketing of some of our potential products is beyond the capabilities of all but the largest pharmaceutical organizations. For this reason, we along with our collaborative partners may license to major pharmaceutical companies individual products serving large markets or those that will be widely distributed and/or detailed geographically, if the products are approved by the FDA.

Employees

As of December 31, 2002, we employed 431 persons, of whom 137 hold advanced degrees. Approximately 340 employees are engaged in research and development activities. There are 91 employees involved in business development, legal, finance and other administrative functions. None of our employees is covered by a collective bargaining agreement. We have entered into employment contracts with certain of our executive officers.

Our success will depend in large part upon our ability to attract and retain employees. We face competition for employees from other companies, research and academic institutions, government agencies and other organizations. We believe we maintain good relations with our employees.

Research and Development

Research and development expenses are largely comprised of (i) personnel costs, (ii) those expenses related to facilities for our clinical research, development and clinical trial manufacturing efforts, (iii) third party research costs, (iv) supply costs and (v) license and technology access fees. Our total research and development costs from inception to date are $242.2 million. We have incurred research and development expenses for our products in development of $33.9 million, $38.6 million and $82.6 million for the years ended December 31, 2000, 2001 and 2002, respectively. We expect research and development expenses to increase in the future as we continue to develop our therapeutic product pipeline.

Available Information

We were incorporated in the State of New Jersey on July 8, 1987. Our principal executive offices are located at 707 State Road, Princeton, New Jersey 08540. Our telephone number is (609) 430-2880.

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.medarex.com, by contacting the Investor Relations Department at our corporate offices by calling (609) 430-2880 or by sending an e-mail message to information@medarex.com. You can direct requests for literature to the information request section on our website.

RISK FACTORS

This Annual Report contains forward-looking statements within the meaning of Sections 27A and 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. Forward-looking statements include, without limitation, statements in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Annual Report regarding, among other things, uncertainties relating to our technology; history of operating losses and anticipation of future losses; uncertainty of product development; need for additional capital and uncertainty of change; uncertainty of patent and proprietary rights; management of growth, and risks of acquiring new technologies; uncertainties related to clinical trials; government regulation and uncertainty of obtaining regulatory approval; dependence on key personnel; dependence on research collaborators and scientific advisors; uncertainty of health care reform measures and third-party reimbursement and risk of product liability. All forward-looking statements included in this Annual Report are based on information available to us, as of the date hereof, and we do not assume any obligation to update any such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in “Risk Factors” below. Accordingly, in addition to the other information in this Annual Report, the following factors should be considered carefully. References to our products, business, financial results or financial condition should be considered to refer to us and our subsidiaries unless the context otherwise requires.

Our product candidates are in early stages of development.

Our human antibody technology is a new approach to the generation of antibody-based therapeutic products. Product candidates employing our human antibody technology are in the early stages of development. Only a limited number of fully human antibody product candidates employing our human antibody technology have been generated by us or pursuant to our partnerships. Investigational New Drug Applications, or INDs, have been submitted to the United States Food and Drug Administration, or FDA, for only a subset of these candidates, and clinical trials have not yet commenced for all of these candidates. In addition, we are not aware of any commercialized fully human monoclonal antibody therapeutic products that have been generated from any technologies similar to ours. Product candidates employing our human antibody technology may not advance beyond the early stages of product development or demonstrate clinical safety and effectiveness.

Our human antibody technology may not generate antibodies against all the antigens to which it is exposed in an efficient and timely manner, if at all. If our human antibody technology fails to generate antibody product candidates, or if we or our partners do not succeed in the development of products employing our antibody technology, those product candidates may not be approved or commercialized and our business, financial condition and results of operations may be materially harmed.

Our products are still under development, and no revenues have been generated from their sale.

We have entered into partnerships with a number of companies and are seeking additional alliances that will support the costs of developing our portfolio of antibody-based product candidates. The success of these product candidates is dependent upon the efforts of our partners in developing these product candidates in the future. Neither we nor our partners know if any of these product candidates will be effective. To date, no products employing our human antibody technology have been approved for sale by the FDA.

Successful development of our products is uncertain.

Our development of current and future product candidates is subject to the risks of failure inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

•	delays in product development, clinical testing or manufacturing;

•	unplanned expenditures in product development, clinical testing or manufacturing;

•	failure in clinical trials or failure to receive regulatory approvals;

•	emergence of superior or equivalent products;

•	inability to manufacture on our own, or through others, product candidates on a commercial scale;

•	inability to market products due to third-party proprietary rights;

•	election by our partners not to pursue product development;

•	failure by our partners to develop products successfully; and

•	failure to achieve market acceptance.

Because of these risks, our research and development efforts or those of our partners may not result in any commercially viable products. If a significant portion of these development efforts is not successfully completed, required regulatory approvals are not obtained or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

Because we and our partners have not begun commercial sales of our products, our revenue and profit potential are unproven and our limited operating history makes it difficult for an investor to evaluate our business and prospects. Our technology may not result in any meaningful benefits to our current or potential partners. Further, due to our limited operating history, we have difficulty accurately forecasting our revenue. Our business and prospects should be considered in light of the heightened risks and unexpected expenses and problems we may face as a company in an early stage of development in a new and rapidly evolving industry. We have decided, in consultation with our partners, to discontinue our clinical development programs for MDX-33 and MDX-44, respectively. MDX-33 is a humanized antibody targeting CD64 that is designed for the treatment of ideopathic thrombocytopenia purpura, or ITP. MDX-44 is a humanized antibody targeting CD64 that has been studied in connection with atopic dermatitis.

We have incurred large operating losses and these losses may continue.

We have incurred large operating losses and these losses may continue. In particular, as of December 31, 2002, we had an accumulated deficit of approximately $283.6 million. Our losses have resulted principally from:

•	research and development costs relating to the development of our technology and antibody product candidates;

•	costs associated with the establishment of our new laboratory and manufacturing facilities and manufacturing of products; and

•	general and administrative costs relating to our operations.

We intend to continue to make significant investments in:

•	research and development;

•	preclinical testing and clinical trials;

•	establishing new collaborations; and

•	new technologies.

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

Our future revenues and operating results are expected to vary significantly from period-to-period due to a number of factors. Many of these factors are outside of our control. These factors include:

•	the timing of the commencement, completion or termination of partnership agreements;

•	the introduction of new products and services by us, our partners or our competitors;

•	delays in preclinical testing and clinical trials;

•	changes in regulatory requirements for clinical trials;

•	costs and expenses associated with preclinical testing and clinical trials;

•	the timing of regulatory approvals, if any;

•	sales and marketing expenses; and

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and facilities.

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

We will continue to expend substantial resources for research and development, including costs associated with developing our antibody technology and conducting preclinical testing and clinical trials. Our future capital requirements will depend on a number of factors, including, by way of example:

•	the size and complexity of research and development programs;

•	the scope and results of preclinical testing and clinical trials;

•	the retention of existing and establishment of further partnerships, if any;

•	continued scientific progress in our research and development programs;

•	the time and expense involved in seeking regulatory approvals;

•	competing technological and market developments;

•	the time and expense of filing and prosecuting patent applications and enforcing patent claims; and

•	the cost of establishing manufacturing capabilities, conducting commercialization activities and arrangements and in-licensing products.

We believe our current sources of liquidity will be sufficient to meet our near term operating, debt service and capital requirements. However, we may require additional financing within this time frame, and we cannot make assurances that we will be able to raise such additional funds. We may be unable to raise sufficient funds to complete development of any of our product candidates or to continue operations. As a result, we may face delay, reduction or elimination of research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.

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

Clinical trials required for our product candidates are expensive and time-consuming, and their outcome is uncertain.

In order to obtain FDA approval to market a new drug product, the company or our partners must demonstrate proof of safety and efficacy in humans. To meet these requirements, we or our partners will have to conduct extensive preclinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. Moreover, we will continue to be affected by delays associated with the preclinical testing and clinical trials of certain product candidates conducted by our partners over which we have no control. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

•	the inability to manufacture sufficient quantities of qualified materials under current good manufacturing practices, or cGMPs, for use in clinical trials;

•	slower than expected rates of patient recruitment;

•	the inability to adequately observe patients after treatment;

•	changes in regulatory requirements for clinical trials;

•	the lack of effectiveness during the clinical trials;

•	unforeseen safety issues;

•	delays, suspension, or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and

•	government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

Even if we obtain positive results from preclinical or clinical trials, we may not achieve the same success in future trials. Clinical trials may not demonstrate statistically sufficient safety and effectiveness to obtain the requisite regulatory approvals for product candidates employing our human antibody technology. The failure of clinical trials to demonstrate safety and effectiveness for our desired indications could harm the development of that product candidate as well as other product candidates, and our business, financial condition and results of operations may be materially harmed.

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

In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. For example, the FDA recently announced that it is moving several product categories currently regulated by the agency’s Center for Biologics Evaluation and Research, or CBER, to the agency’s Center for Drug Evaluation and Research, or CDER. These product categories include monoclonal antibodies as well as cytokines, growth factors, enzymes, interferons and certain proteins. The effect that this reorganization at the FDA will have on clinical trials and product approval outcomes or timing is uncertain, but could cause delays or other currently unforeseeable effects.

Product candidates employing our antibody technology may fail to gain market acceptance.

Even if clinical trials demonstrate the safety, effectiveness, potency and purity of products developed by us or our partners using our technology and all regulatory approvals have been obtained, product candidates employing our antibody technology may not gain market acceptance among physicians, patients, third-party payors and the medical community. For example, the current delivery systems for antibody-based therapeutic products are intravenous and subcutaneous injection, which are generally less well received by patients than tablet or capsule delivery. The degree of market acceptance of any product candidates employing our technology will depend on a number of factors, including, for example:

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

If products employing our technology do not achieve significant market acceptance, our business, financial condition and results of operations may be materially harmed.

The successful commercialization of our antibody products will depend on obtaining coverage and reimbursement for use of these products from third-party payors.

Sales of pharmaceutical products largely depend on the reimbursement of patients’ medical expenses by government health care programs and private health insurers. Without the financial support of the governments or third-party payors, the market for products employing our human antibody technology will be limited. These third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products. Such studies may require us to dedicate a significant amount of resources. Our project candidates may not be considered cost-effective. Third-party payors may not reimburse sales of products employing our human antibody technology, or enable us or our partners to sell them at profitable prices.

Third-party payors control health care costs by limiting both coverage and the level of reimbursement for new health care products. In the future, the United States government may institute price controls and further limits on Medicare and Medicaid spending. Internationally, medical reimbursement systems vary with differing degrees of regulation. Pricing controls and reimbursement limitations could affect the payments we receive from sales of products generated using our human antibody technology. These variations could harm our ability and the ability of our partners to sell products generated using our human antibody technology in commercially acceptable quantities at profitable prices.

We have limited manufacturing capabilities.

Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured are in compliance with current good manufacturing practices, or cGMP requirements. To be successful, our therapeutic products must be manufactured for development and, following approval, in commercial quantities, in compliance with regulatory requirements and at acceptable costs. While we believe our current facilities are adequate for the limited production of product candidates for clinical trials, our facilities are not adequate to produce sufficient quantities of any products for commercial sale.

If we are unable to establish and maintain a manufacturing facility or secure third party manufacturing capacity within our planned time and cost parameters, the development and sales of our products and our financial performance may be materially harmed.

We may also encounter problems with the following:

•	production yields;

•	quality control and assurance;

•	shortages of qualified personnel;

•	compliance with FDA regulations, including the demonstration of purity and potency;

•	changes in FDA requirements;

•	production costs; and/or

•	development of advanced manufacturing techniques and process controls.

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

We currently have no sales, marketing or distribution capabilities. We may need to enter into arrangements with third parties to market and sell certain of our products. We may not be able to enter into marketing and sales arrangements with others on acceptable terms, if at all. To the extent that we enter into marketing and sales arrangements with other companies, our revenues, if any, will depend on the efforts of others. These efforts may not be successful. We may choose to market some of our products directly through a sales and marketing force. In order to do this, we will have to develop a sales and marketing staff and establish distribution capability. Developing a sales and marketing force would be expensive and time-consuming and could delay any product launch. If we choose to market any of our products directly but are unable to successfully implement a marketing and sales force, our business, financial condition and results of operations may be materially harmed.

We are, in part, dependent on our partners to support our business and to develop products generated using our human antibody technology.

We depend on our partners to support our business and to develop products generated through the use of our antibody technology. We currently, or in the future may, rely on our partners to:

•	access proprietary antigens for the development of product candidates;

•	access skills and information that we do not possess;

•	fund our research and development activities;

•	manufacture products;

•	fund and conduct preclinical testing and clinical trials;

•	seek and obtain regulatory approvals for product candidates; and/or

•	commercialize and market future products.

Our dependence on our partners subjects us to a number of risks, including:

•	our partners have significant discretion whether to pursue planned activities;

•	we cannot control the quantity and nature of the resources our partners may devote to product candidates;

•	our partners may not develop products generated using our antibody technology as expected; and

•	business combinations or significant changes in a partner’s business strategy may adversely affect that partner’s willingness or ability to continue to pursue these product candidates.

If we do not realize the contemplated benefits from our partners, our business, financial condition and results of operations may be materially harmed.

Our existing partnerships may not be completed or may be terminated, and we may not be able to establish additional partnerships.

We have entered into binding letters of intent or memoranda of understanding with Genmab, Athersys, Inc., and Regeneron Pharmaceuticals, Inc. These binding letters of intent or memoranda of understanding include the principal terms of these transactions, which will be incorporated into definitive agreements. By their terms, these letters of intent and memoranda of understanding will remain in full force and effect and the parties will operate in accordance with their terms until such time as definitive agreements are executed. If we are unable to agree on the terms of a definitive agreement with respect to one or more of these partners, our business may be harmed.

Our licensing partners generally have the right to terminate our partnerships at any time. Lengthy negotiations with potential new partners or disagreements between us and our partners may lead to delays or termination in the research, development or commercialization of product candidates. If we are not able to establish additional partnerships on terms that are favorable to us or if a significant number of our existing partnerships are terminated and we cannot replace them, we may be required to increase our internal product development and commercialization efforts. This would likely:

•	limit the number of product candidates that we will be able to develop and commercialize;

•	significantly increase our need for capital; and/or

•	place additional strain on management’s time.

Any of the above may materially harm our business, financial condition and results of operations.

Our goals and/or strategy may conflict with those of our partners.

We may have goals and/or strategies that may conflict with those of our partners that could adversely affect our business. For example, our partners may pursue alternative technologies, including those of our competitors. Disputes may arise with respect to the ownership of rights to any technology or products developed with any partner. If our partners pursue alternative technologies or fail to develop or commercialize successfully any product candidate to which they have obtained rights from us, our business, financial condition and results of operations may be materially harmed.

We have a significant minority interest in two entities. There may be conflicts of interest between us and these entities.

We currently have an equity interest of approximately 31% in Genmab, which intends to develop and commercialize a portfolio of fully human antibodies generated through the use of our human antibody technology. In addition, we have an equity position in IDM of approximately 9%, which intends to develop and commercialize antibodies generated through the use of our technology. In the event that we exercise certain warrants held by us to purchase convertible or redeemable bonds of IDM and such bonds are converted or redeemed, our equity position in IDM would be approximately 26%, based on the shares currently outstanding. These warrants are exercisable between September 2002 and September 2010, and such bonds may be converted or redeemed within six months of such exercise.

Due to the size of our interest in Genmab, we are currently required to account for our equity interest in Genmab under the equity method of accounting, which provides that we must include a portion of Genmab’s income and losses equal to our percentage equity interest in Genmab in our consolidated financial statements. For the years ended December 31, 2000, 2001 and 2002, our share of Genmab’s losses were approximately $0.4 million, $7.3 million and $19.6 million, respectively. Genmab has publicly stated that it anticipates that it will incur substantial losses as it expands its research and product development efforts. As Genmab’s losses continue to increase, the aggregate amount of such losses we must include in our consolidated financial statements will also increase.

Our strategic investments in our partners whose securities are publicly traded expose us to equity price risk and, in addition, investments in our partners may be deemed impaired, which would affect our results of operations.

We have a number of strategic investments which expose us to equity price risk. These investments may become impaired which would adversely affect our results of operations.

We are exposed to equity price risk on our strategic investments in our publicly-traded partners, including Genmab, Northwest Biotherapeutics, Inc., Oxford GlycoSciences Plc, Seattle Genetics, Inc. and Tularik, Inc., and as part of our business strategy, we may choose to make additional similar investments in public companies in the future. As these investments are the result of strategic alliances with our collaborative partners, we typically do not attempt to reduce or eliminate our market exposure of these types of strategic investments. Under

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments are designated as available-for-sale and are reported at fair value on our consolidated balance sheet. Unrealized holding gains and losses on available-for-sale securities are generally excluded from earnings and reported within other comprehensive income which is a separate component of shareholders’ equity. Under our accounting policy, marketable equity securities are generally considered to be impaired if their fair value is less than our cost basis in such securities for more than six months, or some other period in light of the particular facts and circumstances surrounding the investment. If a decline in the fair value of available-for-sale securities is considered to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. For the year ended December 31, 2002, we have recorded impairment charges of approximately $40.5 million (of which approximately $31.0 million relates to Genmab) on our strategic investments. If we deem these investments to be further impaired at the end of any future reporting period, we may incur additional impairment charges on these investments.

In addition, we have investments in several of our partners whose securities are not publicly traded such as IDM and Eos. Because these securities are not publicly traded, the value of our investments in these companies are inherently more difficult to estimate than our investments in publicly traded companies. We estimate the value of these investments by using information acquired from industry trends, the management of these companies, financial statements, and other external sources. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. For the year ended December 31, 2002, we have recorded impairment charges of approximately $2.4 million on our investments in privately-held companies. Future adverse changes in market conditions or adverse changes in operating results of these companies may also require an impairment charge in the future.

We are dependent on our key personnel.

We are highly dependent on the members of our scientific and management staff. If we are not able to retain any of these persons, our business may suffer. In particular, we depend on the services of Donald L. Drakeman, Ph.D., our President and Chief Executive Officer, and Nils Lonberg, Ph.D., our Senior Vice President and Scientific Director. For us to pursue product development, marketing and commercialization plans, we will need to hire additional qualified scientific personnel to perform research and development. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms, given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. If we are not able to attract and retain qualified personnel, our business, financial condition and results of operations may be materially harmed.

We depend on patents and proprietary rights.

Our success depends in part on our ability to:

•	protect trade secrets;

•	operate without infringing upon the proprietary rights of others;

•	in-license certain technologies; and

•	apply for, obtain, protect and enforce patents.

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

While a number of patents have been issued in the United States and Europe relating to our human antibody technology, we may not be able to obtain patent protection in other countries. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued or enforceable. The patent position of biotechnology companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide sufficient protection against competitors. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. The laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide protection or adequate remedies in the event of unauthorized use or disclosure of confidential and proprietary information, or breach of these agreements. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, our competitors.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. In the event that our technologies may infringe on the patents or violate other proprietary rights of third parties, we and our partners may be prevented from pursuing product development, manufacturing or commercialization. Such a result may materially harm our business, financial condition and results of operations.

The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property disputes are costly and time-consuming to pursue and their outcomes are uncertain.

If we become involved in any intellectual property litigation, interference or other judicial or administrative proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be diverted. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Therefore, we and our partners may be restricted or prevented from manufacturing and selling products employing our human antibody technology, which would harm our business.

Even though we have received patents pertaining to the HuMAb-Mouse technology, this does not mean that we and our licensees of HuMAb-Mouse technology will have exclusive rights to antibodies against all targets that are made using this technology, or that we or our licensees will have the right to make, develop, use or sell such antibodies.

Our patents covering the HuMAb-Mouse technology include patents that cover particular human antibodies. These patents do not cover all human antibodies.

Our patents may not protect against the importation of products, such as antibodies, made using HuMAb-Mouse technology.

Moreover, other parties could have blocking patent rights to products made using HuMAb-Mouse technology, such as antibodies, and their production and uses, either because of a proprietary position covering the antibody or the antibody’s target. For example, we are aware of certain United States and European patents held by third parties relating to particular targets for their human monoclonal antibodies, to human monoclonal antibodies against various targets and bispecific products, and the manufacture and use of such products. In particular, we are aware of certain United States and foreign patents owned by third parties that pertain to monoclonal antibodies against CTLA-4 and their uses. We are also aware of certain United States and foreign patents held by third parties relating to anti-CD4 antibodies, anti-EGFr antibodies, anti-PSMA antibodies, and anti-heparanase antibodies.

We are also aware of a United States patent owned by Genentech relating to the production of recombinant antibodies in host cells. We currently produce certain of our products and our partners’ products using recombinant antibodies from host cells and may choose to produce additional products in this manner. If any of our antibody products are produced in the manner claimed in this patent, then we may need to obtain a license, should one be available. If we are unable to obtain a license on commercially reasonable terms, we may be restricted in our ability to make recombinant antibodies using Genentech’s techniques. In addition to the Genentech patent, we are also aware of certain United States patents held by third parties relating to antibody expression in particular types of host cells, including CHO cells, which may be relevant to our current or future manufacturing techniques.

If our antibody products (or those antibody products of our partners using our human antibody technology) or their commercial use or production meet all of the requirements of any of the claims of the aforementioned patents, or patents which may issue from the aforementioned patent applications, then we or our partners may need a license to one or more of these patents. Further, we are aware of a number of other third party patent applications which, if granted, with claims as currently drafted, may cover our and our partners’ current or planned activities. We expect to seek to obtain licenses to such patents when, in our judgment, such licenses are needed. If any licenses are required, there can be no assurance that we will be able to obtain any such license on commercially favorable terms, if at all, and if these licenses are not obtained, we might be prevented from using certain of our technologies for the generation of our recombinant human antibody products. Our failure to obtain a license to any technology that we may require may materially harm our business, financial condition and results of operations. We cannot assure you that our products and/or actions in developing or selling recombinant human antibody products will not infringe such patents.

In general, our patent protection may not prevent others from developing competitive products using our technology or other technologies. Similarly, others may obtain patents that could limit our ability and the ability of our partners to use, import, manufacture, market or sell products or impair our competitive position and the competitive position of our partners.

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

We are not the exclusive owner of the technology underlying the KM Mouse. Effective September 4, 2002, we entered into a collaboration and license agreement with Kirin superceding the letter of intent entered into by us with Kirin in December 1999. Under this agreement, we and Kirin have exchanged certain cross-licenses for each other’s technology for the development and commercialization of human antibody products made using the HuMAb Mouse, the Kirin mice (TC Mouse™ and HAC Mouse™) and the KM Mouse. Kirin has certain rights to distribute and use such mice throughout the world. Our business may suffer as a consequence of competition from Kirin or if the collaboration and license agreement were breached or terminated for any reason.

We may face product liability claims related to the use or misuse of products employing our antibody technology.

The administration of drugs to humans, in clinical trials or after commercialization, may expose us to product liability claims. Consumers, healthcare producers or persons selling products based on our technology may be able to bring claims against us based on the use of our products in clinical trials and the sale of products based on our technology. Product liability claims may be expensive to defend and may result in large judgments against us. We currently maintain liability insurance with specified coverage limits. Although we believe these coverage limits are adequate, we cannot be certain that the insurance policies will be sufficient to cover all claims that may be made against us. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms. In November 1998, we voluntarily suspended clinical trials for one of our products after some patients experienced serious adverse events, or SAEs. As a result of these or other SAEs, we have received a small number of claims, of which five have resulted in lawsuits being filed. All of these lawsuits have been settled for insubstantial amounts. We cannot make assurances that additional claims will not be filed against us relating to these SAEs or arising out of any other clinical trial we have conducted or will conduct in the future. Any such claims against us, regardless of their merit, could result in significant awards against us which could materially harm our business, financial condition and results of operations.

We face intense competition and rapid technological change.

The development of biotechnology and pharmaceutical products is a highly competitive business subject to significant and rapid technological change. We face competition in several different forms. First, our human antibody generation activities currently face competition from several competitors with similar technology to ours as well as distinctly different technologies. The actual products being developed by us or by our partners also face actual and potential competition. Developments by our competitors may render our human antibody technology obsolete or non-competitive.

We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapeutics. Some of these companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as we and our partners. Also, we compete with companies that offer antibody generation services to companies that have disease related target antigens. These competitors have specific expertise or technology related to antibody development. We compete directly with Abgenix, with respect to the generation of fully human antibodies from transgenic mice. In addition, we have entered into agreements with each of Kirin and Genmab, respectively, that grant these companies licenses to our proprietary technology platform, enabling them to compete with us in offering antibody generation and development services in certain markets. Xenerex Biosciences and XTL Biopharmaceutical, Ltd. have developed technology that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies in functionally modified mice. Numerous additional companies are developing therapeutic products comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies that do not involve immunization of animals for creating antibodies comprising human antibody sequences. For example, phage and yeast display technology is being used by companies, such as Abbott Laboratories, Inc., Cambridge Antibody Technology Group plc, or CAT, Dyax Corp., Genetastix Corporation and MorphoSys AG to develop therapeutic products comprising human antibody sequences. Companies such as Johnson & Johnson, MedImmune, Inc., Amgen, IDEC Pharmaceuticals Corporation, Novartis, Genentech, Inc., Protein Design Labs, Inc. and Wyeth have generated therapeutic products that are currently on the market and that are derived from recombinant DNA that comprise human antibody components.

Other technologies can also be applied to the treatment of the diseases that we or our partners are pursuing. For example, immunoconjugates—monoclonal antibodies linked to toxins or radioactive isotypes—are being developed by others. In addition, the application of recombinant DNA technology to develop potential products consisting of proteins (such as growth factors, hormones, enzymes, receptor fragments and fusion proteins, or cytokines) that do not occur normally in the body, or occur only in small amounts, has been underway for some time. Included in this group are interleukins such as IL-2 and IL-11, interferons alpha, beta and gamma, colony stimulating factors such as G-CSF and GM-CSF, clotting factors, growth hormones, erythropoeitin, DNAse, tPA, glucocerebrosidase, PDGF, and a number of other biological response modifiers. Continuing development of new chemical entities and other drugs by large pharmaceutical companies carries with it the potential for discovery of agents for treating disease indications also targeted by drugs that we or our partners are developing.

Some of our competitors have received regulatory approval or are developing or testing product candidates that compete directly with product candidates employing our antibody technology. Many of these companies and institutions, either alone or together with their partners, have substantially greater financial resources and larger research and development staffs than we or some of our partners do. In addition, many of these competitors have significantly greater experience than we do in:

•	developing products;

•	undertaking preclinical testing and clinical trials;

•	obtaining FDA and other regulatory approvals of products; and

•	manufacturing and marketing products.

Accordingly, our competitors may obtain patent protection, receive FDA approval or commercialize products before we or our partners do. If we or our partners commence commercial product sales, we or our partners will be competing against companies with greater marketing and manufacturing capabilities, areas in which we and certain of our partners have limited or no experience.

We also face intense competition from other pharmaceutical and biotechnology companies to establish partnerships, as well as relationships with academic and research institutions, and to license proprietary technology. These competitors, either alone or with their partners, may succeed in developing technologies or products that are more effective than ours.

We are subject to extensive and costly government regulation.

Product candidates employing our human antibody technology are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, state and local governments and their respective foreign equivalents. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of biopharmaceutical products. The FDA regulates human antibodies as biologics, subject to a Biologic License Application, or BLA, under the Public Health Services Act, as amended. If products employing our human antibody technology are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding United States regulation.

Government regulation substantially increases the cost of researching, developing, manufacturing, and selling our products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. We or our partners must obtain regulatory approval for each product we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive preclinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product’s safety, efficacy, potency and purity for each intended use. The approval process takes many years, requires substantial resources, and may never lead to the approval of a product. Failure to obtain regulatory approvals, or delays in obtaining regulatory approvals may:

•	adversely affect the successful commercialization of any drugs that we or our partners develop;

•	impose additional costs on us or our partners;

•	diminish any competitive advantages that we or our partners may attain; and

•	adversely affect our receipt of revenues or royalties.

Even if we are able to obtain regulatory approval for a particular product, the approval may limit the indicated uses for the product, may otherwise limit our ability to promote, sell, and distribute the product, may require that we conduct costly post-marketing surveillance, and/or may require that we conduct ongoing post-marketing studies. Material changes to an approved product, such as, for example, manufacturing changes or revised labeling, may require further regulatory review and approval. Once obtained, any approvals may be withdrawn, including, for example, if there is a later discovery of previously unknown problems with the product, such as a previously unknown safety issue. If we, our partners or our contract manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in, among other things:

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

In certain cases, we expect to rely on our partners to file investigational new drug applications, or INDs, with the FDA and to direct the regulatory approval process for products employing our human antibody technology. Our partners may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for their product candidates employing our human antibody technology. If they fail to obtain required governmental approvals, our partners will be delayed or precluded from marketing these products. As a result, commercial use of products employing our technology will not occur and our business, financial condition and results of operations may be materially harmed.

We do not have, and may never obtain, the regulatory approvals we need to market our product candidates.

Following completion of clinical trials, the results are evaluated and, depending on the outcome, submitted to the FDA in the form of a BLA or a New Drug Application, or NDA, in order to obtain FDA approval of the product and authorization to commence commercial marketing. In responding to a BLA or NDA, the FDA may require additional testing or information, may require that the product labeling be modified, may impose post-approval study or reporting requirements or other restrictions on product distribution, or may deny the application. The timing of final FDA review and action varies greatly, but can take years in some cases and often involves the input of an FDA advisory committee of outside experts. Product sales in the United States may commence only when a BLA or NDA is approved.

To date, we have not applied for or received the regulatory approvals required for the commercial sale of any of our products in the United States or in any foreign jurisdiction. None of our product candidates has been determined to be safe and effective, and we have not submitted an NDA or BLA to the FDA or to any foreign regulatory authorities for any of our product candidates. We have only limited experience in filing and pursuing applications necessary to obtain regulatory approval. As a result, it is possible that none of our product candidates will be approved for marketing.

Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results; the product candidate was not effective in treating the specified disease or condition; the product candidate had harmful side effects on humans or presented unacceptable safety risks; the governing regulatory authorities (such as the FDA) denied approval to the product candidate altogether or denied a commercially important indicated use; the product candidate was not economical for us to manufacture; and/or the product candidate was not cost effective in light of alternative therapies. We cannot guarantee that we will ever be able to produce commercially successful products.

If we or our manufacturing partners do not obtain and maintain current Good Manufacturing Practices, we will not be able to commercialize our product candidates.

We will depend on our own manufacturing facilities and on those of our partners and other third parties to manufacture products generated through the use of our human antibody technology. Before commercializing a new drug, manufacturers must demonstrate compliance with the applicable cGMP regulations which include quality control and quality assurance requirements as well as the maintenance of extensive records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding foreign and state authorities, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing for products generated through the use of our technology. In addition, cGMP requirements are constantly evolving, and new or different requirements may apply in the future. We, our partners or third party contract manufacturers may not be able to comply with the applicable regulations. After regulatory approvals are obtained, the subsequent discovery of previously unknown problems, or the failure to maintain compliance with existing or new regulatory requirements, may result in restrictions on the marketing of a product, withdrawal of the product from the market, seizures, the shutdown of manufacturing facilities, injunctions, monetary fines and/or civil or criminal sanctions.

Even if approved, our products will be subject to extensive post-approval regulation.

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

Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. Manufacturing facilities remain subject to FDA inspection and must continue to adhere to FDA’s current good manufacturing practice requirements. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. Sales, marketing, and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, also as amended, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

Depending on the circumstances, failure to meet these post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts. In addition, even if we comply with FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw a product approval.

Our operations involve hazardous materials and are subject to environmental, health and safety controls and regulations.

As a biopharmaceutical company, we are subject to environmental, health and safety laws and regulations, including those governing the use of hazardous materials. The cost of compliance with environmental, health and safety regulations is substantial. Our business activities involve the controlled use of hazardous materials and we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially harm our business, financial condition and results of operations.

If our license agreements violate the competition provisions of the Treaty of Rome, then some terms of our key agreements may be unenforceable.

Certain license agreements that we have entered into or may enter into will grant or may grant exclusive worldwide licenses of patents, patent applications and know-how, which are or may be arguably restrictive of competition under Article 81(1) of the Treaty of Rome. Article 81(1) prohibits agreements which restrict competition within the European Community and affect trade between member states. We determine on an agreement-by-agreement basis whether or not an exemption from the application of Article 81(1) applies to the agreement and, if it does not, whether to apply to the European Commission for an individual exemption from the application of Article 81(1). If an exemption is not applicable and we do not apply for, or are unsuccessful in obtaining, an exemption from the European Commission, provisions of any license agreement which are found to be restrictive of competition under Article 81(1), including those relating to the exclusivity of rights, may be unenforceable and we could lose the benefit of the rights granted under the provisions.

Our stock price may be volatile.

There has been significant volatility in the market prices of biotechnology companies’ securities. Various factors and events may have a significant impact on the market price of our common stock. These factors include, by way of example:

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

As of December 31, 2002, we have 9,935,072 shares of common stock reserved for issuance pursuant to options which have been granted under our stock option plans having a weighted average exercise price of $13.64 per share. We have filed registration statements on Form S-8 covering those shares. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

In addition, as of that date, there are 761,552 shares reserved for issuance pursuant to a deferred compensation plan. The shares reserved for the deferred compensation plan will be issued in various amounts over various periods of time during the next four years. We have filed a registration statement on Form S-8 covering those shares. Shares issued pursuant to this plan, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

In addition, as of December 31, 2002, we have reserved 2,030,259 shares of common stock for issuance pursuant to future grants of options under our stock option plans. We have filed registration statements on Form S-8 covering those shares. We have reserved 353,018 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 covering those shares. Shares issued under our plans, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirement of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on The Nasdaq National Market, or Nasdaq, and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of December 31, 2002, we had 6,067,961 shares of common stock reserved for issuance pursuant to the conversion of $175.0 million aggregate principal amount of our 4.50% Convertible Subordinated Notes due 2006. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or their redemption by us at a conversion rate of 34.6789 shares per each $1 million principal amount of notes, subject to adjustment.

Pursuant to our license agreement with Novartis, Novartis may purchase $2 million of our common stock at a price equal to 110% of the average of the closing sales prices of our common stock on Nasdaq, on the twenty consecutive days prior to the fifth anniversary (December 2003) of the agreement. Additionally, on the sixth anniversary (December 2004) of the agreement, Novartis may purchase $1 million of our common stock at a price equal to 110% of the average of the closing sales prices of such stock on the Nasdaq on the twenty consecutive days prior to such anniversary.

Future sales of our common stock or other securities could cause the market price of our common stock to decline.

As of December 31, 2002, we have 76,929,984 shares of common stock outstanding, of which 2,017,860 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

We have a filed registration statement on Form S-3 under the Securities Act relating to 3,791,346 shares of common stock that may be offered by one of our stockholders. These shares of common stock are freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to resale limitations of Rule 144.

In addition, we have filed a shelf registration statement on Form S-3 under the Securities Act relating to the sale of up to $303.25 million of any of the following securities:

•	Debt Securities;

•	Preferred Stock;

•	Common Stock; or

•	Warrants to Purchase Debt Securities, Preferred Stock or Common Stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 4.50% Convertible Subordinated Notes due 2006. As of December 31, 2002, $175.0 million aggregate principal amount of the notes was outstanding. We may pay the repurchase price in cash or, at our option, in common stock. Such repurchase right may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

Our restated certificate of incorporation, by-laws, shareholder rights plan and New Jersey law contain provisions that could delay or prevent an acquisition of our company.

In May 2001, our board of directors adopted a shareholder rights plan. The shareholder rights plan provides for a dividend of one preferred share purchase right on each outstanding share of our common stock. Each right entitles shareholders to buy 1/1000th of a share of our Series A junior participating preferred stock at an exercise price of $150.00. Each right will become exercisable following the tenth day after a person or group announces an acquisition of 20% or more of our common stock. We will be entitled to redeem the rights at $0.001 per right at any time on or before the close of business on the tenth day following acquisition by a person or group of 20% or more of our common stock.

The shareholder rights plan and certain provisions of our restated certificate of incorporation and amended and restated by-laws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. This could limit the price that certain investors might be willing to pay in the future for our common stock.

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

Item 2.     Properties

We lease approximately 45,000 square feet of laboratory, clinical trial production and office space in Annandale, New Jersey. The term of the lease expires on September 30, 2008. We believe that this facility is well suited for clinical-grade production of monoclonal antibodies, since we have in place most utilities required for clinical-grade production of such antibodies, including a production unit designed to meet cGMP standards. This facility was renovated during the second quarter of 2002 and has a capacity to develop up to 15 new antibody projects per year. We believe that our existing facilities are adequate for the production of materials for clinical trials of our current products and for providing the services we currently offer to our partners in connection with our human antibody technology.

In early 2001, we purchased a facility and adjacent land in Bloomsbury, New Jersey to expand our research and development capabilities. The Bloomsbury facility is situated on approximately 106 acres of land and currently contains space for approximately 165,000 square feet of laboratory and office space. The cost of the Bloomsbury facility including land and building was $9.2 million.

On November 3, 2000, we acquired the Milpitas, California facility for approximately $14.6 million. We had previously leased this facility. This space includes an animal facility to house our HuMAb-Mouse, research and development laboratories and administrative offices. This property currently contains approximately 60,000 square feet of laboratory and office space.

In July 2002, we entered into a lease for approximately 37,000 square feet of laboratory and office space in Sunnyvale, California. This facility replaces the South San Francisco facility of Corixa that was occupied by 30 employees we retained in connection with our acquisition of certain assets of Corixa.

We also lease approximately 20,000 square feet of office space in Princeton, New Jersey for our corporate headquarters and approximately 11,000 square feet in Clinton, New Jersey for our clinical operations group. The combined minimum annual lease commitments for our facilities in 2003 is approximately $3.7 million, and the aggregate future minimum lease commitments over the remainder of the lease terms are approximately $17.8 million.

Item 3.     Legal Proceedings

In the ordinary course of our business, we are at times subject to various legal proceedings. We do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 2002 through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock is listed on the Nasdaq National Market under the symbol “MEDX.” The following table sets forth the high and low sale prices per share of our common stock, as reported on the Nasdaq National Market, during the periods indicated.

	Common Stock Price
	High	Low
Year ended December 31, 2001
First Quarter	$42.50	$12.06
Second Quarter	$32.25	$11.75
Third Quarter	$24.47	$11.91
Fourth Quarter	$25.05	$14.25
Year ended December 31, 2002
First Quarter	$18.34	$13.31
Second Quarter	$16.83	$6.71
Third Quarter	$9.00	$3.26
Fourth Quarter	$5.35	$2.55

The number of shares of our common stock outstanding as of February 28, 2003 was 77,257,478. As of April 5, 2002, the record date for our last annual meeting of shareholders held on May 22, 2002, there were approximately 698 record holders of common stock (which includes individual holders) and approximately 23,678 beneficial shareholders of our common stock.

We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2003, which will be filed on or before April 30, 2003, and is incorporated herein by reference.

Item 6.     Selected Consolidated Financial Data

	For the Year Ended December 31,
	1998	1999	2000	2001	2002
Statement of Operations Data:	(Dollars in thousands, except per share data)
Revenues:
Sales	$1,349	$1,079	$264	$191	$176
Contract and license revenues	5,443	8,593	19,619	37,140	24,552
Sales, contract and license revenues from Genmab	—	252	2,574	4,973	14,751

Total revenues	6,792	9,924	22,457	42,304	39,479
Costs and expenses:
Cost of sales	1,218	709	1,189	642	8,327
Research and development	23,122	19,929	33,942	38,626	82,626
General and administrative	5,065	8,036	18,142	19,344	22,852
Write-off of facility costs	—	—	—	—	11,294
Acquisition of in-process technology	—	—	—	—	16,312

Total costs and expenses	29,405	28,674	53,273	58,612	141,411

Operating loss	(22,613)	(18,750)	(30,816)	(16,308)	(101,932)
Equity in net loss of affiliate	—	—	(353)	(7,334)	(50,625)
Interest and dividend income	1,956	1,205	21,158	24,728	18,495
Impairment loss on investments in partners	—	—	—	—	(11,886)
Additional payments related to asset acquisition	—	—	—	—	(2,425)
Interest expense	(1,539)	(8)	(3)	(4,615)	(9,065)
Gain on disposition of Genmab stock	—	—	—	1,442	—

Loss before provision (benefit) for income taxes	(22,196)	(17,553)	(10,014)	(2,087)	(157,438)
Provision (benefit) for income taxes	341	(522)	(13,075)	600	103

Net income (loss)	$(22,537)	$(17,031)	$3,061	$(2,687)	$(157,541)

Basic net income (loss) per share (1)	$(0.44)	$(0.27)	$0.04	$(0.04)	$(2.09)

Diluted net income (loss) per share (1)	$(0.44)	$(0.27)	$0.04	$(0.04)	$(2.09)

Weighted average common shares outstanding (1)
—basic	50,780	63,840	71,532	73,937	75,231
—diluted	50,780	63,840	73,232	73,937	75,231

	December 31,
	1998	1999	2000	2001	2002
Balance Sheet Data:	(Dollars in thousands)
Cash, cash equivalents and marketable securities	$34,664	$30,147	$343,603	$466,952	$350,046
Working capital	29,581	22,382	329,807	447,326	339,480
Total assets	42,235	40,482	558,107	720,427	549,051
Long term obligations	62	23	—	175,000	175,000
Cash dividends declared per common share	—	—	—	—	—
Accumulated deficit	(109,405)	(126,436)	(123,375)	(126,062)	(283,603)
Total shareholders’ equity	35,229	22,299	485,289	482,562	352,143

(1)	Computed on the basis described in Note 2 to the Consolidated Financial Statements.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results Of Operations

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

Overview

We are a biopharmaceutical company focused on the discovery and development of human antibody-based therapeutic products using our proprietary technology platform, the UltiMAb Human Antibody Development SystemSM. This unique combination of human antibody technologies enables us to rapidly create and develop high affinity, fully human antibodies to a wide range of diseases, including cancer, inflammation, auto-immune disease and other life-threatening and debilitating diseases.

Through our 1997 acquisition of GenPharm International, Inc. and our collaboration with Kirin Brewery Co. Ltd., we expanded our business to include both our HuMAb-Mouse® and Kirin’s TC Mouse™ technologies. In December 2000 we unveiled the KM-Mouse™, a unique crossbred mouse developed in partnership with Kirin, as the newest addition to our UltiMAb Human Antibody Development System. With the UltiMAbSM platform, we have assembled a unique family of human antibody technologies for creating the entire spectrum of high-affinity, fully human antibodies. We intend to leverage our product development capabilities with those of our partners, while also gaining access to novel therapeutic targets and complementary development, sales and marketing infrastructures. As of March 1, 2003, we have over 40 partnerships with pharmaceutical and biotechnology companies, including industry leaders such as Amgen, Inc., Centocor, Inc. (a subsidiary of Johnson & Johnson), Eli Lilly & Company, Human Genome Sciences, Inc., Abbott Laboratories, Inc., Novartis Pharma AG, Novo Nordisk A/S, and Schering AG, to jointly develop and commercialize products or enable other companies to use our proprietary technology in their development and commercialization of new therapeutic products. Some of our partnerships are licensing partnerships, with the potential to pay us licensing fees, milestone payments and royalty payments; others are collaborative partnerships and provide for the sharing of product development costs, as well as any revenues, expenses and profits associated with products arising under the collaboration.

Our licensing partners typically obtain licenses to one or more of our antibody generating technologies which we expect will allow these partners to develop and commercialize antibody-based products using our technology. We could receive license fees, milestones and royalties in connection with each of these products. Under these licenses, there is usually an initial period during which our partners may elect to enter into a research license for antibodies to a particular designated target. Subsequently, our partners may elect to obtain a commercial license for monoclonal antibodies to a particular target.

We are also pursuing an “Applied Genomics” strategy in order to gain access to new target antigens as they are identified, while also sharing the risks and rewards of the related antibody development and commercialization. To this end, we have established a number of collaborative partnerships with leading companies in the fields of genomics and proteomics to jointly develop and commercialize human antibody products. Typically, our partner will provide a target antigen, and we will generate antibodies against that antigen using our UltiMAb Human Antibody Development System. We and our partners typically agree to share equally costs of clinical development and manufacturing as well as revenues, expenses and profits associated with the products arising under the collaboration.

Revenue—Our revenue is principally derived through licensing our human antibody technology to pharmaceutical and biotechnology companies. The terms of these agreements typically include potential license fees and a series of potential milestone payments commencing upon initiation of clinical trials and continuing through commercialization. These payments may total $7 million to $10 million per product if the antibody receives approval from the FDA and equivalent foreign agencies. We are also entitled to royalties on product sales. Additional revenue is earned from the sales to and, in some cases, manufacturing of antibodies for corporate partners and from government grants.

Research and Development Expenses—Research and development expenses consist primarily of compensation expense, facilities, preclinical and clinical trials and supply expense relating to antibody product development and to the breeding, caring for and continued development of each of the HuMAb-Mouse and KM-Mouse, as well as to the performance of contract services for our collaborative partners.

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

Revenue Recognition

Historically, a significant portion of our revenue has been recognized pursuant to collaboration and license agreements with our partners. Revenue related to collaborative research with our partners is recognized as earned based upon the performance requirements of each agreement. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreements or when funds received are refundable under certain circumstances. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements and when collectibility of such milestone payment is assured. Non-refundable upfront payments received in connection with our collaborative partnerships are deferred and recognized as revenue on a straight-line basis over the period we are obligated to perform services related to each of the respective agreements.

Investments

All marketable securities are classified as available-for-sale securities and are carried at fair value. Marketable securities will include those securities of debt and publicly traded equity securities accounted for under the cost method. These securities trade on listed exchanges; therefore, fair value is readily available. These securities are also subject to an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Under our accounting policy, a decline in the value of our investments is deemed to be other than temporary and such investments are generally considered to be impaired if their value is less than our cost basis for more than six (6) months, or some other period in light of the facts and circumstances surrounding the investments.

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

Future adverse changes in market conditions or adverse changes in operating results of underlying investments that may not be reflected in an investment’s current carrying value may also require an impairment charge in the future.

Valuation of Long-Lived and Intangible Assets

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

Acquired In-Process Technology

In-Process Technology expense is determined based on an analysis using risk-adjusted cash flows expected to be generated by products that may result from in-process technologies which have been acquired. This analysis includes forecasting future cash flows that are expected to result from the progress made on each in-process project prior to the acquisition date. Cash flows are estimated by first forecasting, on a product-by-product basis, net revenues expected from the sales of the first generation of each in-process project and risk adjusting these revenues to reflect the probability of advancing to the next stage of the FDA approval process. The forecast data in the analysis is based on internal product level forecast information maintained by us in the ordinary course of business. The inputs used in analyzing In-Process Technology is based on assumptions, which we believe to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Appropriate operating expenses are deducted from forecasted net revenues on a product-by-product basis to establish a forecast of net returns on the completed portion of the in-process technology. Finally, net returns are discounted to a present value using discount rates that incorporate the weighted average cost of capital relative to the biotech industry and our company as well as product specific risks associated with the acquired in-process research and development products. The product specific risk factors include the product’s phase of development, type of antibody under development, likelihood of regulatory approval, manufacturing process capability, scientific rationale, preclinical safety and efficacy data, target product profile, and development plan. In addition to the product specific risk factors, a discount rate is used for the valuation, which represents a considerable risk premium to our weighted average cost of capital. The valuations used to estimate In-Process Technology require us to use significant estimates and assumptions that if changed, may result in a different valuation for In-Process Technology. A valuation for our acquisition of assets from Corixa Corporation was completed by an independent third-party.

Results of Operations

Years Ended December 31, 2000, 2001 and 2002

Revenues for 2000, 2001 and 2002 were principally derived from our contract and licensing activities. Total revenue for 2000 of $22.5 million included contract and license revenues of $6.0 million from Kirin, $6.0 million from IDM and $4.0 million from Scil Biomedicals. Total revenue for 2001 of $42.3 million increased by $19.8 million, or 88% over 2000. The increase relates principally to an increase of $14.3 million of contract and license revenues from IDM and an increase of $2.4 million of sales, contract and license revenues from Genmab. Total revenue for 2002 of $39.5 million decreased by $2.8 million, a 7% decrease compared to 2001. The decrease relates principally to a decrease of contract and license revenues of $6.0 million from Kirin and $5.6 million from IDM partially offset by an increase of $9.8 million of sales, contract and license revenues from Genmab. As a result of Genmab’s announced decision to wind down its anti-CD4 program for rheumatoid arthritis, we anticipate that sales of MDX-CD4 (and corresponding cost of sales) will be significantly lower in the future. In addition, we expect contract and license revenues to be lower in the future as a result of the completion in September 2002 of the revenue recognition associated with the transfer of technology to IDM in July 2000.

Our cost of sales of $1.2 million in 2000 was due to higher production of MDX-CD4 that was sold to Genmab. Cost of sales were $0.6 million in 2001, a decrease of $0.6 million, or a 46% decrease compared to 2000 despite comparable sales. The decrease primarily reflects a lower unit production cost of MDX-CD4. Cost of sales were $8.3 million in 2002, an increase of $7.7 million, or 1,197% over 2001. The increase primarily reflects the production cost of MDX-CD4 that was sold to Genmab in 2002.

Research and development expenses are largely comprised of (i) personnel costs, (ii) those expenses related to facilities for our clinical research, development and clinical trial manufacturing efforts, (iii) third party research costs, (iv) supply costs and (v) license and technology access fees. Our total research and development costs from inception to date are $242.2 million. We have incurred research and development expenses for our products in development of $33.9 million, $38.6 million and $82.6 million for the years ended December 31, 2000, 2001 and 2002, respectively. Research and development expenses in 2001 were $38.6 million, an increase of $4.7 million, or 14% over 2000. Research and development expenses in 2002 were $82.6 million an increase of $44.0 million, or 114% over 2001. The increases relate primarily to costs associated with the following:

•	Personnel costs in 2001 were $14.3 million, an increase of $5.1 million or 55% over 2000. Personnel costs in 2002 were $28.3 million, an increase of $14.0 million or 98% over 2001. The increase in staff is to support higher levels of product development and clinical trial manufacturing activities, the continued development of our UltiMAb system, as well as the performance of contract services for our collaborative partners and clinical activities. Included in the increase are salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase, but at a slower rate, as we continue to increase our product development activities and progress our products in clinical trials.

•	Facility costs in 2001 were $8.0 million, an increase of $4.3 million or 99% over 2000. Facility costs in 2002 were $16.0 million, an increase of $8.0 million or 100% over 2001. The increase in facility costs primarily relates to the substantial investments made in our three research and development facilities during 2001 and 2002. As a result, depreciation, utilities, maintenance, property taxes and related expenses increased for each of the years ended December 31, 2001 and 2002, as compared to the prior year periods. We expect to incur increased facility costs as a result of continued capital expansion, renovations and replacements but at a reduced rate.

•	Research supply costs in 2001 were $7.1 million, an increase of $4.0 million or 127% over 2000. Research supply costs in 2002 were $14.7 million, and increase of $7.6 million or 106% over 2001. Included in these costs are materials and small equipment associated with the development of our products. We expect these costs to increase as we continue to expand our research and product development activities.

•	Outside funding of research in 2001 was a credit of $1.2 million, a decrease of $8.3 million, or a 117% decrease compared to 2000. Outside funding of research in 2002 was $4.4 million, an increase of $5.6 million or 470% over 2001. During 2000, we made a $5.0 million upfront payment to Eos Biotechnology, under our binding letter of intent. The 2001 decrease was principally due to the April 2001 refund of this $5.0 million fee by Eos as part of a restructuring of that collaboration and this resulted in a credit balance in outside funding of research in 2001. Excluding the 2001 refund, the 2002 and 2001 periods were comparable. Outside funding of research expenses include funds paid to certain partners for research services. We expect outside funding of research expenses, including funds paid to certain partners for research services, to increase in the future.

•	License and technology access fees in 2001 were $2.2 million, an increase of $2.1 million or 3,382% over 2000. License and technology access fees in 2002 were $7.2 million, an increase of $5.0 million or 234% over 2001. These costs represent fees paid to partner and research organizations in connection with our collaboration and license agreements. Included in the 2002 cost are payments to Northwest Biotherapeutics, Tularik and Millennium Pharmaceuticals. We expect license fees, including funds paid to certain partners, to increase in the future.

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

General and administrative expenses in 2001 were $19.3 million, an increase of $1.2 million, or 7% as compared to general and administrative expenses of $18.1 million in 2000. The increase is primarily attributable to an increase in personnel costs, as well as higher legal and travel costs incurred in connection with the expansion of our business activities. The increase was partially offset by lower consulting and shareholder relation expenses. General and administrative expenses in 2002 were $22.9 million, an increase of $3.5 million, or 18% over 2001. The 2002 increase is primarily attributable to higher personnel costs of $0.7 million, depreciation expense of $0.7 million, insurance expense of $0.5 million and legal fees of $0.5 million. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

Write-off of facility costs relates to a determination we made during the second quarter of 2002 to delay indefinitely the planned construction of a large scale manufacturing facility at our Bloomsbury, New Jersey location and to pursue late-stage clinical and commercial supply agreements with third party manufacturers with available capacity to meet our current internal production timetables. We are in negotiation with third party manufacturers for clinical and commercial supply agreements. As of March 1, 2003, we had not entered into any such supply agreements. As a result of this decision, we recorded a charge of $11.3 million, representing the write-off of design, engineering and other pre-construction costs. Furthermore, we have expanded our existing clinical manufacturing capacity in our Annandale, New Jersey facility, which we expect will meet all near-term production demands.

Acquisition of in-process technology relates to our acquisition of certain assets of Corixa in May 2002. The total cost of the acquisition (including transaction costs), discussed more fully under the section herein entitled

“Liquidity and Capital Resources,” was $21.4 million. Based upon an independent third party valuation, $16.3 million of this amount was charged to operations as acquisition of in-process technology in 2002.

Equity in net loss of affiliate of $0.4 million in 2000 reflects our share of Genmab’s loss for the year ended December 31, 2000. Equity in net loss of affiliate in 2001 was $7.3 million, an increase of $6.9 million over 2000. The increased loss reflects our share of Genmab’s loss for the full year. This loss is primarily the result of Genmab’s increased activity in research and development and expansion of its business. Genmab is an affiliated company and is accounted for using the equity method (see Note 12 to the Consolidated Financial Statements). Equity in net loss of affiliate in 2002 was $50.6 million, an increase of $43.3 million or 590% over 2001. Included in the 2002 equity in net loss of affiliate is in an impairment loss on our investment in Genmab of $31.0 million resulting from an approximate 60% decrease in the market value of Genmab stock following Genmab’s September 24, 2002 press release in which it announced that its HuMax-CD4 product, a fully human antibody that targets CD4 receptor on cells known as T-cells was found not to be effective in combination with methotrexate in a Phase II study of 155 patients with active rheumatoid arthritis. We recorded the $31.0 million impairment charge in the third quarter of 2002 as a result of the decrease in the market price of the Genmab stock. If we deem this investment to be further impaired at the end of any future period, we may incur an additional impairment charge on this investment. Excluding this impairment charge, equity in net loss of affiliate in 2002 was $19.6 million, an increase $12.3 million, or 168% over 2001. This increase reflects an increase in Genmab’s net loss as a result of Genmab’s expanded research and development efforts. We expect Genmab’s net loss to increase in 2003 due to their stated intention to make additional investments in research and development costs to develop its product pipeline. The recognition of our equity in Genmab’s net losses reduces the carrying value (“basis”) of our investment in Genmab.

Interest and dividend income in 2001 was $24.7 million, an increase of $3.6 million, or 17% as compared to 2000 interest and dividend income of $21.2 million. The increase reflects interest earned on higher average cash balances as the result of proceeds received from the June 26, 2001 public offering of our 4.50% convertible subordinated notes due in 2006. Interest and dividend income in 2002 was $18.5 million, a decrease of $6.2 million, or a 25% decrease compared to 2001. The decrease reflects lower interest income due to lower average cash balances in 2002 as we funded our operations and capital expenditures from our cash reserves. We anticipate lower investment income in the future as we continue to liquidate our investments to fund our operations and capital expenditures.

Impairment loss on investments in partners of $11.9 million during 2002 represents a write-down of the value of our investments in certain of our partners (both publicly and privately held). During 2002, the decline in the value of these investments was determined to be other than temporary. If we deem these investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

Additional payments related to asset acquisition of $2.4 million during 2002 represents additional payments to Northwest Biotherapeutics, Millennium Pharmaceuticals and Corixa Corporation. Pursuant to the terms of these agreements, under certain circumstances we were required to pay an amount equal to the difference between the proceeds received by these companies from the sale of any shares of our common stock delivered as payment of any installment of the purchase price of the assets and the total amount of the purchase price installment due under the agreements.

Interest expense in 2001 was $4.6 million, an increase of $4.6 million over 2000. This increase reflects accrued interest for approximately six months on the 4.50% convertible subordinated notes issued on June 26, 2001 and due in 2006. Interest expense in 2002 was $9.1 million, an increase of $4.5 million, or 96% over 2001. This increase reflects a full year of interest expense incurred on our 4.50% convertible subordinate notes. Interest is payable on January 1 and July 1 of each year.

Our benefit for income taxes for the year ended December 31, 2000 of $13.1 million was partially due to our recording of an increased basis of Genmab’s assets from its initial public offering in October 2000. It consisted of $20.3 million of deferred tax benefit and $0.9 million from the sale of New Jersey state NOLs, offset, in part, by provisions for federal and state taxes and by current and deferred foreign withholding tax expense. The deferred tax benefit related to deferred tax assets for which no valuation allowance was necessary because an equivalent amount of deferred tax liability was established, related to an unrealized gain included in comprehensive income. The tax benefit is principally derived from our portion of the increase in the book value of the assets of Genmab resulting from the proceeds Genmab received upon completion of its initial public offering in October 2000. The current federal and state tax provisions for the year ended December 31, 2000 resulted from revenue that is deferred for financial reporting purposes but not for tax reporting purposes, and from limitation of the available federal NOLs. After tax deductions related to exercises of stock options, no current federal or state taxes were payable at December 31, 2000. Applicable accounting rules require recognition of tax benefits associated with these deductions through adjustment to additional paid-in capital rather than through current tax expense. Our tax expense for the year ended December 31, 2001 of $0.6 million was the result of deferred foreign tax assets reversing in 2001. The $0.1 million of tax expense for the year ended December 31, 2002 relates to the New Jersey alternative minimum tax assessment which became effective in 2002.

We do not believe that inflation has had a material impact on our results of operations.

Liquidity and Capital Resources

We require cash to fund our operations, to make capital expenditures and strategic investments, and to pay debt service on our convertible note issue. Since inception, we have financed our operations through the sale of our securities in public and private placements, sales of our products for research purposes, development and manufacturing services, technology transfer and license fees, and milestone payments. We expect to continue to fund our cash requirements from these sources in the future. In 2000, 2001 and 2002, we received net proceeds of $570.7 million from sales of our equity and debt securities.

At December 31, 2001 and 2002, we had $467.0 million and $350.0 million, respectively, in cash, cash equivalents and marketable securities. We invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.

Cash Used in Operating Activities.    Operating activities consumed $14.4 million, $7.7 million, and $64.0 million of cash for the years ended December 31, 2000, 2001 and 2002, respectively. The increase in cash used in operating activities in 2002 relates primarily to the significant increase in research and development and manufacturing (i.e. cost of goods sold) expense. In 2002, total research and development expense of $82.6 million increased by $44.0 million as compared to 2001. The increase in research and development expense results from higher personnel costs, those expenses related to facilities for our clinical research, development and manufacturing efforts, third party research costs, research supply costs and license and technology access fees. To a lesser extent, the increase in cash used in operations also results from higher general and administrative costs, attributable mainly to higher personnel costs. Partially offsetting the use of cash for these operating expenses were depreciation and amortization, non-cash compensation and license fees paid in stock. Lastly, the increase in cash used in operations also resulted from reduced investment income and an increase in interest paid to our convertible note holders.

We have incurred and will continue to incur significant costs in the area of research and development, including preclinical and clinical trials, as our products are developed. We plan to spend significant amounts to develop, on a proprietary or co-developed basis, multiple product candidates. We also expect facility costs to increase in 2003 as a result of our 2002 capital expansion and renovations. We also expect our general and administrative costs to increase as we expand our administrative and business development activities. Our operating expenditures will only be partially offset by revenues from our partners for license fees, milestone payments, and, to a lesser extent, development and manufacturing services as well as interest and dividend income received on our investments. Going forward, we anticipate lower investment income due to lower average cash balances, resulting primarily from the funding of future operations, as well as planned capital expenditures out of our cash reserves.

Cash Provided by Investing Activities.    Net cash provided by investing activities was $93.9 million in 2002 compared to net cash used in investing activities of $209.0 million in 2001. The increase in net cash provided by investing activities was primarily the result of the following factors:

•	Capital expenditures of $55.0 million and $43.7 million for the years 2001 and 2002, respectively. The decrease in capital spending in 2002 was primarily related to the completion of the renovation of our existing Bloomsbury, New Jersey facility, which was first opened in May 2001;

•	Net purchases of securities for the year ended December 31, 2001 of $168.0 million was primarily a result of the proceeds received from our convertible note offering in June 2001 (see discussion below);

•	Net sales of securities for the year ended December 31, 2002 of $136.7 million was primarily to fund 2002 operations and capital expenditures.

In November 2000, we purchased our Milpitas, California facility for approximately $14.6 million. We previously leased this facility. This property currently contains approximately 60,000 square feet of laboratory and office space. As of December 31, 2002, we had cumulatively expended approximately $23.0 million on renovating and expanding this facility.

In January 2001, we purchased a facility and adjacent land in Bloomsbury, New Jersey for approximately $9.2 million. The Bloomsbury facility is situated on approximately 106 acres of land and currently contains space for approximately 165,000 square feet of laboratory and office space. We currently are using approximately 75,000 square feet as laboratory and office space. As of December 31, 2002, we had cumulatively expended approximately $46.0 million on renovating this facility.

In July 2002, we entered into a lease for approximately 37,000 square feet of laboratory and office space in Sunnyvale, California. This space replaced the Corixa facility in South San Francisco that was occupied by 30 employees retained in connection with our acquisition of certain assets of Corixa, discussed more fully below. During 2002, we expended approximately $4.4 million on leasehold improvements for this space.

We anticipate 2003 capital expenditures will be approximately $15.0 million primarily for scientific equipment, lab automation, and final payments for the Milpitas and Sunnyvale improvements.

Cash Provided by Financing Activities.    During 2002, net cash provided by financing activities was $0.7 million primarily from proceeds received from common stock issuances related to our equity compensation plans. During 2001, net cash provided by financing activities was $169.5 million primarily from the proceeds received from our June 2001 issuance of $175 million of convertible subordinated notes. The notes bear interest at an annual rate of 4.50% payable on January 1 and July 1 of each year. The cost of issuance of the notes of approximately $5.9 million has been deferred and is being amortized over the five year term of the notes. Such amortization is included in interest expense on our Consolidated Statements of Operations for the years ended December 31, 2001 and 2002. The notes are subordinated to all existing and future senior indebtedness. We may redeem any or all of the notes at any time at specified redemption prices (plus possible “make whole” payments as defined in the indenture), plus accrued and unpaid interest to the redemption date. The notes will mature on July 1, 2006 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a “fundamental change” as described in the indenture for the notes. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities. During 2000, net cash provided by financing activities was $400.4 million, primarily as the result of the proceeds received from the sale of our common stock in a March 2000 follow-on public offering.

In May 2002, we adopted an Employee Stock Purchase Plan, or ESPP, authorizing the issuance of 500,000 shares of our common stock pursuant to purchase rights granted to eligible employees. The ESPP provides a means by which employees purchase our common stock through payroll deductions of up to 10% of their base compensation. At the end of each six month purchase period during the calendar year, we use accumulated payroll deductions to purchase, on behalf of participating employees, shares of common stock at a price equal to the lower of 85% of the fair market value of a share of common stock (i) at July 1, 2002 or (ii) at the end of each six month purchase period. The purchase periods end on June 30 and December 31 of each year. Generally, all employees, including executive officers, who work at least 20 hours per week and five months per year may participate in the ESPP. Employees who are deemed to own greater than 5% of the combined voting power of all classes of our stock are not eligible for participation in the ESPP. As of December 31, 2002, 146,982 shares have been issued under the ESPP resulting in proceeds to us of approximately $0.5 million.

Net Operating Loss Carryforwards.    As of December 31, 2002, we had federal net operating loss (NOL) carryforwards of approximately $217.1 million. These NOL carryforwards will expire in the years 2003 – 2022 (as more fully described in Note 5 to the Consolidated Financial Statements), if not utilized. During 2000 we determined that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred during 1998. The effect of this ownership change was the imposition of a $3.2 million annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of some NOL carryforward credits before utilization. At December 31, 2002 the amount of NOL subject to the limitation was $43.9 million and the amount not subject to limitation was $173.2 million.

Other Liquidity Matters.    In connection with our merger with Essex Medical Products, or Essex, in 1987, we committed to pay to Essex 20% of our net after-tax income until a total of $1.0 million has been paid, contingent upon the occurrence of certain events. As the result of our net income in 2000 we accrued $0.7 million payable to Essex, which remains accrued at December 31, 2002. At our option, this obligation may be satisfied by the payment of shares of our common stock having a fair market value equal to the amount owed, provided such shares are registered for sale with the SEC.

In July 2000, we entered into an Agreement with IDM whereby we licensed to IDM certain of our technologies in exchange for equity units in IDM. As a result of this transaction, we realized a gain from the transfer of technology of approximately $40.5 million (based upon an independent valuation). In accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, during the years ended December 31, 2000, 2001 and 2002, we recognized non-cash revenue of $5.9 million, $20.3 million and $14.3 million, respectively. As of December 31, 2002, there is no additional revenue to recognize regarding this transaction.

On May 23, 2002, we entered into an Asset Purchase Agreement with Corixa Corporation, Coulter Pharmaceutical, Inc., a wholly owned subsidiary of Corixa Corporation and Corixa Belgium S.A., a subsidiary of Corixa Corporation (collectively referred to as Corixa). Under the terms of the Asset Purchase Agreement, we acquired certain selected assets and business operations of Corixa, including certain preclinical product candidates and programs related to the research and development of therapeutic products for the treatment of autoimmune diseases, cancer and infectious diseases. In addition, we retained approximately 30 Corixa employees related to such product candidates and programs and agreed to temporarily, sublease approximately 30,000 square feet of laboratory and office space at Corixa’s South San Francisco facility for six months. This sublease terminated in November 2002.

Under the terms of the Asset Purchase Agreement, we acquired the Corixa assets for $21.0 million (excluding transaction costs of $0.4 million) payable in six equal monthly installments of $3.5 million either in cash, or at our election, in shares of common stock. As of December 31, 2002, a total of 3,086,075 shares of common stock with a fair value of $19.25 million were issued to Corixa along with cash of $1.75 million as payment for the $21.0 million purchase price. In the event that, during any month during the six-month period following the closing of the transaction, Corixa sold all of the shares of the common stock delivered as payment for the preceding monthly installment and the proceeds of such sale were less that $3.5 million, we were obligated to pay the difference to Corixa in cash. During 2002, we expensed approximately $2.3 million representing the net cash shortfall experienced by Corixa. Such amounts are included in “Additional payments related to asset acquisition” in our consolidated statement of operations for the year ended December 31, 2002.

We also purchased from Corixa certain equipment and laboratory supplies for $2.5 million of which approximately $2.1 million has been capitalized with the remaining $0.4 million charged to expense.

As part of this transaction, Corixa may receive up to an additional $6.0 million in future consideration in cash or, at our election, in shares of common stock, based upon certain contingencies.

Our material contractual obligations under lease, debt and research funding agreements for the next five years, and thereafter, as of December 31, 2002 are as follows:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years		After 5 Years	Total
	(in thousands)
Contractual Obligations (1)
Convertible notes	$—	$—	$175,000	(2)	$—	$175,000
Research funding	3,600	6,000	6,000		3,000	18,600
Operating leases and other	3,748	6,580	4,730		2,772	17,830

Total contractual cash obligations	$7,348	$12,580	$185,730		$5,772	$211,430

1.	This table does not include (a) any milestone payments which may become payable under research collaborations or license agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts of such payments and/or likelihood of such payments are not known, (c) amounts, if any, that may be committed in the future to construct additional facilities and (d) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

2.	Our convertible notes may be converted to common stock prior to the maturity date and, therefore, may not require the use of our capital resources.

Future Liquidity Resources.    Our current sources of liquidity are cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, contract and licensing revenue and sales of our products for research. We believe that such sources of liquidity will be sufficient to meet our operating, debt service and capital requirements for at least the next 24 months; however, this 24-month period assumes the use of a portion of the $175.0 million required to meet our repayment obligations with respect to our convertible notes due on July 1, 2006. In the event our convertible notes are converted into shares of our common stock on or before July 1, 2006, we will have use of the $175.0 million to fund our on-going operations. In any event, we may require additional financing within this time frame and may raise funds through public or private financings, lines of credit arrangements, collaborative relationships and/or other methods. The use of cash on hand or other financial alternatives will depend on several factors including, but not limited to, the future success of our products in clinical development, the prevailing interest rate environment, and access to the capital markets. We cannot assure you that we will be able to raise such additional funds.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal year beginning after June 15, 2002. Statement No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt Statement No. 143 on January 1, 2003, and, based on certain circumstances, does not believe the impact of adoption of Statement No. 143 will have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was required to be recognized at the date of an entity’s commitment to an exit plan. Statement No. 146 is effective for exit or disposal activities that are initiated by us after December 31, 2002.

On December 31, 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement No. 123’s fair value method of accounting for stock-based employee compensation for an entity that voluntarily changed to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also required prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earning per share in annual and interim financial statements. We intend to continue to follow the disclosure-only provisions of FASB Statement No. 123 and, accordingly, will continue to apply Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for its plans. The adoption of Statement No. 148 will have no impact on our results of operations, financial position or cash flows.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risks

We do not use derivative financial instruments in our investment portfolio. We regularly invest excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. Government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased or sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is minimal. We do not have exposure to market risks associated with changes in interest rates as we have no variable interest rate debt outstanding. We do not believe we have any material exposure to market risks associated with interest rates, however, we may experience reinvestment risk as fixed income securities mature and are reinvested in securities bearing lower interest rates.

We may be exposed to exchange conversion differences in translating the foreign results of our investment in Genmab to U.S. dollars. Depending upon the relative strengthening or weakening of the U.S. dollar, the conversion difference could be significant.

Item 8.     Consolidated Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors and Shareholders

Medarex, Inc.

We have audited the accompanying consolidated balance sheets of Medarex, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Genmab A/S as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, (a corporation in which the Company has a 31% interest), have been audited by other auditors whose report dated February 10, 2002 has been furnished to us; insofar as our opinion on the consolidated financial statements relates to the amounts included for Genmab A/S, it is based solely on their report.

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

In our opinion based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medarex, Inc. and subsidiaries at December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

/S/    ERNST & YOUNG LLP

MetroPark, New Jersey

March 7, 2003

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$31,269	$61,812
Marketable securities	435,683	288,234
Prepaid expenses and other current assets	24,860	10,143

Total current assets	491,812	360,189
Property, buildings and equipment:
Land	6,788	6,624
Buildings and leasehold improvements	56,080	71,277
Machinery and equipment	16,188	31,821
Furniture and fixtures	2,819	3,963
Construction in progress	7,767	2,148

	89,642	115,833
Less accumulated depreciation and amortization	(9,782)	(18,522)

	79,860	97,311
Investments in Genmab	65,501	21,206
Investments in IDM	48,199	48,199
Investments in, and advances to, other affiliates and partners	14,384	11,982
Segregated cash	1,300	1,300
Other assets	19,371	8,864

Total assets	$720,427	$549,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,139	$2,686
Accrued liabilities	21,485	15,377
Deferred contract revenue—current	19,862	2,646

Total current liabilities	44,486	20,709
Deferred contract revenue—long-term	1,597	1,152
Deferred income taxes and other long-term obligations	16,782	47
Convertible subordinated notes	175,000	175,000
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 74,005,466 shares issued and 72,876,240 outstanding at December 31, 2001 and 77,725,376 shares issued and 76,929,984 shares outstanding at December 31, 2002	740	777
Capital in excess of par value	608,226	630,279
Treasury stock, at cost 1,129,226 shares in 2001 and 795,392 shares in 2002	(2,840)	(2,001)
Deferred compensation	2,188	1,311
Accumulated other comprehensive income	310	5,380
Accumulated deficit	(126,062)	(283,603)

Total shareholders’ equity	482,562	352,143

Total liabilities and shareholders’ equity	$720,427	$549,051

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2000	2001	2002
	(In thousands, except per share data)
Sales	$264	$191	$176
Contract and license revenues	19,619	37,140	24,552
Sales, contract and license revenues from Genmab	2,574	4,973	14,751

Total revenues	22,457	42,304	39,479
Costs and expenses:
Cost of sales	1,189	642	8,327
Research and development	33,942	38,626	82,626
General and administrative	18,142	19,344	22,852
Write-off of facility costs	—	—	11,294
Acquisition of in-process technology	—	—	16,312

Total costs and expenses	53,273	58,612	141,411

Operating loss	(30,816)	(16,308)	(101,932)
Equity in net loss of affiliate	(353)	(7,334)	(50,625)
Interest and dividend income	21,158	24,728	18,495
Impairment loss on investments in partners	—	—	(11,886)
Additional payments related to asset acquisition	—	—	(2,425)
Interest expense	(3)	(4,615)	(9,065)
Gain on disposition of Genmab stock	—	1,442	—

Pre tax loss	(10,014)	(2,087)	(157,438)
Provision (benefit) for income taxes	(13,075)	600	103

Net income (loss)	$3,061	$(2,687)	$(157,541)

Basic net income (loss) per share	$0.04	$(0.04)	$(2.09)

Diluted net income (loss) per share	$0.04	$(0.04)	$(2.09)

Weighted average number of common shares outstanding
—basic	71,532	73,937	75,231

—diluted	73,232	73,937	75,231

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common stock		Capital in excess of par value	Treasury Stock		Deferred Compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total shareholders’ equity
	Number of shares	Amount		Number of shares	Amount
Balance at December 31, 1999
As previously reported	32,714,942	$327	$149,032	(602,500)	$(3,031)	$2,970	$(563)	$(126,436)	$22,299
2-for-1 stock split effective September 27, 2000	32,714,942	327	(327)	(602,500)					—

Balance at December 31, 1999	65,429,884	654	148,705	(1,205,000)	(3,031)	2,970	(563)	(126,436)	22,299
Issuance of common stock in public offering, net	4,798,408	48	388,083						388,131
Exercise of warrants	909,592	9	4,539						4,548
Issuance of common stock for exercise of options and grant of restricted shares	2,664,782	27	19,920			(736)			19,211
Unrealized appreciation to carrying value of affiliate, net of tax of $20,274			38,030						38,030
Tax benefit from exercise of stock options			8,163						8,163
Net income								3,061	3,061
Other comprehensive income— foreign currency translation adjustment							(788)		(788)
unrealized gain on securities							2,634		2,634

Comprehensive income									4,907

Balance at December 31, 2000	73,802,666	738	607,440	(1,205,000)	(3,031)	2,234	1,283	(123,375)	485,289

Issuance of common stock for exercise of options and grant of restricted shares	202,800	2	1,225			165			1,392
Early withdrawal from executive deferred compensation plan			20	75,774	191	(211)			—
Change in unrealized appreciation to carrying value of affiliate			(459)						(459)
Net loss								(2,687)	(2,687)
Other comprehensive income (loss)— foreign currency translation adjustment							(3,496)		(3,496)
unrealized gain on securities							2,523		2,523

Comprehensive loss									(3,660)

Balance at December 31, 2001	74,005,466	740	608,226	(1,129,226)	(2,840)	2,188	310	(126,062)	482,562

Issuance of common stock for exercise of options and grant of restricted shares	160,800	2	859			(27)			834
Withdrawal from executive deferred compensation plan			11	333,834	839	(850)			—
Issuance of common stock for asset acquisition and license agreements, net	3,412,128	34	20,691						20,725
Issuance of common stock under the employee stock purchase plan	146,982	1	492						493
Net loss								(157,541)	(157,541)
Other comprehensive income (loss)— foreign currency translation adjustment							(1,262)		(1,262)
unrealized gain on securities							6,332		6,332

Comprehensive loss									(152,471)

Balance at December 31, 2002	77,725,376	$777	$630,279	(795,392)	$(2,001)	$1,311	$5,380	$(283,603)	$352,143

See notes to consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2000	2001	2002
Operating activities:
Net income (loss)	$3,061	$(2,687)	$(157,541)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	867	3,432	7,859
Amortization	380	1,161	3,084
Stock options and awards to employees	4,258	1,956	631
Stock options and warrants to non-employees	7,175	114	(8)
Non-cash revenue—IDM	(5,901)	(20,233)	(14,332)
Non-cash revenue—Genmab	(667)	(1,333)	—
Licenses fee paid with stock	—	—	1,500
Write-off of facility costs	—	—	11,294
Write-off of in-process technology	—	—	14,157
Equity in net loss of Genmab	353	7,334	50,625
Gain on disposition of Genmab stock	—	(1,442)	—
Impairment loss on investments in partners	—	—	11,886
Deferred income taxes	(13,075)	600	250
Changes in operating assets and liabilities:
Other current assets	(9,940)	(6,857)	11,393
Trade accounts payable	843	1,676	(453)
Accrued liabilities	1,440	10,700	(985)
Deferred contract revenue	(3,168)	(2,111)	(3,329)

Net cash used in operating activities	(14,374)	(7,690)	(63,969)
Investing activities:
Purchase of property and equipment	(21,561)	(55,009)	(43,691)
Proceeds from sale of land and equipment	—	—	906
Increase in investment in Genmab	(18,000)	—	—
Increase in investments and advances to affiliates and partners	(14,902)	(6,750)	—
Decrease (increase) in segregated cash	(20,768)	20,768	—
Purchase of marketable securities	(294,431)	(175,500)	(2,500)
Sales of marketable securities	47,641	7,544	139,205

Net cash provided by (used in) investing activities	(322,021)	(208,947)	93,920
Financing activities:
Cash received from sales of securities, net	400,457	420	680
Proceeds from sale of convertible subordinated notes, net	—	169,114	—
Principal payments under debt obligations	(31)	(25)	(88)

Net cash provided by financing activities	400,426	169,509	592

Net increase in cash and cash equivalents	64,031	(47,128)	30,543
Cash and cash equivalents at beginning of period	14,366	78,397	31,269

Cash and cash equivalents at end of period	$78,397	$31,269	$61,812

Non-cash investing and financing activities:
Issuance of common stock for intangible assets	$—	$—	$5,093

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$292	$—	$25

Interest	$3	$1	$7,985

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

1.    Organization and Description of Business

Medarex, Inc. (“Medarex” or the “Company”), incorporated in July 1987, is a biopharmaceutical company developing therapeutic products for cancer, inflammation, autoimmune disease and other life-threatening and debilitating diseases based on proprietary technology in the field of immunology. The Company’s therapeutic products are currently under development and will need the approval of the U.S. Food and Drug Administration (“FDA”) prior to commercial distribution in the United States.

The Company has four wholly-owned subsidiaries: Medarex Europe B.V.; Houston Biotechnology Incorporated (“HBI”); GenPharm International, Inc. (“GenPharm”); and Medarex Belgium, S.A. As of December 31, 2002, the Company has significant investments in Genmab A/S (“Genmab”) (see Note 12) and Immuno-Designed Molecules S.A. (“IDM”) (see Note 13). The Company’s operations constitute one business segment. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company invests its cash in deposits with major financial institutions, money market funds and notes issued by the U. S. government.

Marketable Securities and Long-Term Investments

Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments are classified as available-for-sale and are reported at fair value on the Company’s consolidated balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of shareholders’ equity. Under the Company’s accounting policy, a decline in the fair value of marketable securities is deemed to be “other than temporary” and such marketable securities are generally considered to be impaired if their fair value is less than the Company’s cost basis for more than six months, or some other period in light of the particular facts and circumstances surrounding the investment. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.

In addition, the Company has investments in several of its partners whose securities are not publicly traded. Because these securities are not publicly traded, the Company values these investments by using information acquired from industry trends, the management of these companies, financial statements, and other external sources. Based on the information acquired through these sources, the Company records an investment impairment charge when it believes an investment has experienced a decline in value that is considered to be other than temporary.

During 2002, the Company recorded investment impairment charges of $9.5 million and $2.4 million related to investments in corporate partners whose securities are publicly traded and privately held, respectively.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

Financial Instruments

The fair values of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities and convertible subordinated notes payable are not materially different from their carrying amounts as of December 31, 2001 and 2002. Receivables from partners are concentrated primarily in the pharmaceutical and biotechnology industries. Although the Company’s partners are concentrated primarily within these two industries, management considers the likelihood of material credit risk as remote.

Inventory

Inventory at December 31, 2001 consists primarily of antibodies to be sold to Genmab and is stated at the lower of cost or market with cost determined on a first-in, first-out basis. The Company had no inventory at December 31, 2002.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Transactions in Affiliates Stock

At the time an equity method investee sells its stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that affiliate increases proportionately to its equity basis in the affiliate. If at that time the affiliate is a newly-formed start-up, a research and development or a development stage company, the Company’s proportionate share of the affiliates’ equity resulting from the additional equity raised is accounted for as an equity transaction under Accounting Principles Board (“APB”) Opinion No. 18 and Staff Accounting Bulletin (“SAB”) No. 51. Such transactions are reflected as equity transactions in the accompanying statement of shareholders’ equity. If an affiliate’s common stock is listed on a national market and the Company’s investment in the affiliate is not accounted for under the equity method, then the investment is classified as marketable securities and carried at fair market value.

Revenue Recognition

The Company sells antibodies primarily to partners in the United States and overseas. Revenue from these sales is recognized when the products are shipped.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

Revenue related to collaborative research with the Company’s partners is recognized as earned based upon the performance requirements of each agreement. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. Deferred revenue may result when the Company does not expend the required level of effort during a specific period in comparison to the amount of funds received under the respective contracts or when funds received are refundable under certain circumstances. Revenue associated with performance milestones is recognized based upon achievement of the milestones, as defined in the respective agreements and when collectibility of such milestone payment is assured.

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

Stock Based Compensation

At December 31, 2002, the Company has fifteen stock option plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year ended December 31
	2000	2001	2002
Net income (loss), as reported	$3,061	$(2,687)	$(157,541)
Deduct: Total stock-based employee compensation expense determined under fair value method	(24,930)	(24,101)	(2,871)

Pro forma net loss	$(21,869)	$(26,788)	$(160,412)

Income (loss) per share:
Basic and diluted, as reported	$0.04	$(0.04)	$(2.09)

Basic and diluted, pro forma	$(0.30)	$(0.36)	$(2.13)

Foreign Currency Translation

Investments in foreign affiliates have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board (“FASB”) Statement No. 52, Foreign Currency Translation. All asset and liability

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss).

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

Net Income (Loss) Per Share

Basic and diluted earnings per share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is based upon the number of weighted average shares of common stock outstanding. Diluted earnings per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock are outstanding stock options which are included under the treasury stock method for the year ended December 31, 2000. For the years ended December 31, 2001 and 2002, potentially dilutive securities have been excluded from the computation, as their effect is antidilutive.

The computation of basic and diluted earnings per share for the years ended December 31, 2000, 2001 and 2002 is as follows:

	2000	2001	2002
Numerator:
Net income (loss)	$3,061	$(2,687)	$(157,541)

Denominator:
Denominator for basic net income (loss) per share —weighted average shares	71,532,000	73,937,000	75,231,000
Effect of dilutive securities:
Stock options	1,700,000	—

Denominator for diluted net income (loss) per share —adjusted weighted-average shares	73,232,000	73,937,000	75,231,000
Basic net income (loss) per share	$0.04	$(0.04)	$(2.09)
Diluted net income (loss) per share	$0.04	$(0.04)	$(2.09)

The following options to purchase shares of common stock were outstanding during 2000, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the year and, therefore, the effect would be antidilutive:

Number of options	142,200
Weighted-average exercise price	$53.50

Impact of Recently Issued Accounting Pronouncements

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal year beginning after June 15, 2002. Statement No. 143 requires legal obligations associated

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt Statement No. 143 on January 1, 2003, and, based on certain circumstances, does not believe the impact of adoption of Statement No. 143 will have a material impact on the Company’s financial position or results of operations.

On December 31, 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement No. 123’s fair value method of accounting for stock-based employee compensation for an entity that voluntarily changed to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also required prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earning per share in annual and interim financial statements. The Company intends to continue to follow the disclosure-only provisions of FASB Statement No. 123 and, accordingly, will continue to apply Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for its plans. The adoption of Statement No. 148 is expected to have no impact on the Company’s results of operations, financial position or cash flows.

3.    Available for Sale Investments

Available for sale investments consist of the following as of December 31:

	2001			2002
	Cost	Unrealized Gain (Loss)	Estimated Fair Value	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Money market funds (included in cash and cash equivalents)	$27,365	$—	$27,365	$53,227	$—	$53,227
U.S. Treasury Obligations	59,667	995	60,662	34,130	195	34,325
U.S. Corporate Debt Securities	362,877	5,613	368,490	249,140	2,624	251,764
Equity Securities	8,544	(2,013)	6,531	1,631	514	2,145

	$458,453	$4,595	$463,048	$338,128	$3,333	$341,461

The Company’s available for sale investments have the following maturities at December 31, 2002:

Due in one year or less	$110,542
Due after one year, less than five years	190,064
Due after five years	40,855

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

4.    Balance Sheet Detail

Other current assets consist of the following as of December 31:

	2001	2002
Receivables from other partners	$10,100	$1,610
Receivable from Genmab	642	3,127
Interest and dividends receivable	4,561	2,072
Deferred tax benefit	3,324	—
Inventory	3,186	—
Due from Officer	775	—
Prepaid insurance	1,014	1,686
Other	1,258	1,648

	$24,860	$10,143

Included in “Due from Officer” at December 31, 2001 is a promissory note of approximately $0.75 million for the payment of taxes from the Company’s President and Chief Executive Officer in connection with the transfer by the Company to the Company’s President and Chief Executive Officer of shares of Genmab stock as a stock-based bonus (See Note 12). The note, including all interest, was repaid on February 12, 2002. The note was due no later than five years from issuance and was full recourse. Interest was payable on the stated maturity or any accelerated maturity at the prime rate, compounded quarterly. This loan related to income taxes payable by the individual in connection with the stock bonus.

Other assets consist of the following as of December 31:

	2001	2002
Deferred tax benefit	$13,708	$—
Deferred debt issuance costs, net	5,281	4,104
Patents, net	382	4,197
Acquired workforce, net	—	563

	$19,371	$8,864

Accrued liabilities consist of the following as of December 31:

	2001	2002
Accrued construction and equipment costs	$5,648	$808
Accrued interest	4,047	3,938
Accrued compensation	3,355	5,035
Accrued license fees	2,835	1,000
Accrued database subscriptions	2,500	—
Accrued professional fees	815	893
Due to Essex Chemical Corp.	667	667
Accrued clinical trial expenses	133	588
Other	1,485	2,448

	$21,485	$15,377

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

5.    Taxes

Income tax expense is determined using the liability method.

The provision (benefit) for income taxes is as follows:

	Year ended December 31
	2000	2001	2002
Federal
Current	$5,134	$—	$—
Deferred	(16,978)	—	—

Total federal	(11,844)	—	—
State
Current	1,357	—	103
Deferred	(3,296)	—	—

Total state	(1,939)	—	103
Foreign
Current	108	—	—
Deferred	600	600	—

Total foreign	708	600	—

Total	$(13,075)	$600	$103

The current state tax provision in 2000 includes a $0.9 million benefit, attributable to the Company’s sale of certain state net operating loss and credit carryforwards. The Company had no such sales in 2001 or 2002. The current and deferred foreign tax provisions relate to foreign withholding taxes. The current state tax provision in 2002 is attributable to the New Jersey alternate minimum tax assessment which became effective in 2002.

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal income rate of 34% to income before provision (benefit) for income tax is as follows:

	Year ended December 31
	2000	2001	2002
Computed at statutory rate	$(3,085)	$(637)	$(53,529)
State income taxes, net of federal tax effect	648	—	68
Loss of foreign subsidiary	515	2,705	56
Foreign withholding taxes	671	600	—
Change in valuation allowance related to unrealized gain	(20,274)	—	—
Other	321	15	—
Other change in deferred tax valuation reserve	8,129	(2,083)	53,508

	$(13,075)	$600	$103

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

The components of deferred tax assets and liabilities consist of the following as of December 31:

	2001	2002
Deferred tax assets:
Net operating loss carryforwards	$35,045	$81,574
Accrued compensation	—	962
Fixed assets and amortization	1,280	—
R&D capitalized for tax purposes	4,217	4,217
Deferred revenue	9,010	1,365
Research credits	3,936	4,287
Unrealized losses	—	8,709
Other	478	1,145

	53,966	102,259
Deferred tax asset valuation allowance	(36,934)	(101,381)

	17,032	878

Net deferred tax liabilities:
Unrealized gain	17,032	—
Fixed assets and amortization	—	878

	17,032	878

Net deferred tax assets	$—	$—

At December 31, 2002, approximately $15.6 million of the deferred tax asset related to net operating loss (“NOL”) carryforwards and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options and the disqualifying disposition of stock acquired with incentive stock options. Such benefits, when realized, are credited to additional paid-in capital.

At December 31, 2002, the Company had federal NOL carryforwards of approximately $217.1 million. The NOL carryforwards expire in 2003 ($0.2 million), 2004 ($0.5 million), 2006 ($0.9 million), 2007 ($4.0 million), 2008 ($5.5 million), 2009 ($7.6 million), 2010 ($6.4 million), 2011 ($7.0 million), 2012 ($9.6 million), 2018 ($20.9 million), 2019 ($3.0 million), 2020 ($13.5 million), 2021 ($19.2 million) and 2022 ($118.8 million). During 2000 the Company determined that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred during 1998. The effect of the ownership change is the imposition of a $3.2 million annual limitation on the use of NOL carryforwards attributable to periods before change. At December 31, 2002, the amount of NOL subject to the limitation was $43.9 million and the amount not subject to limitation was $173.2 million.

The Company had federal research tax credit carryforwards at December 31, 2002 of approximately $3.3 million which expire between 2005 and 2022. As a result of the 1998 ownership change under Section 382, the use of approximately $1.4 million of these carryforwards is subject to limitation.

As a result of the acquisition of HBI, the Company had additional federal NOL carryforwards at December 31, 2002 of approximately $6.4 million. The NOL carryforwards expire in 2003 ($1.0 million), 2005 ($0.3 million), 2006 ($0.8 million), 2007 ($0.7 million), 2008 ($0.8 million), 2009 ($0.1 million), 2013 ($0.1 million) and 2018 ($2.6 million). Also related to this acquisition, the Company had research credit carryforwards of

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

approximately $0.7 million which expire between 2005 and 2010. The use of these NOL and credit carryforwards is subject to an annual limitation under Section 382. The Company has not determined the amount of the limitation.

At December 31, 2002, the Company had state NOL carryforwards of approximately $95.0 million. These NOL carryforwards will expire in varying amounts between 2004 and 2012.

6.    Convertible Subordinated Notes

On June 26, 2001, the Company completed a public offering of $175.0 million of 4.50% Convertible Subordinated Notes due 2006. The notes are convertible into shares of common stock at a ratio of 34.6789 shares per each $1,000 principal amount of the notes ($28.84 per share), subject to adjustment, and mature in July 2006. The Company received net proceeds from the public offering of approximately $169.1 million. As of December 31, 2002, the Company had 6,067,961 shares of common stock reserved for issuance pursuant to the conversion of the notes. The costs of issuance of the notes of approximately $5.9 million have been deferred and are being amortized over the term of the related notes. The amortization of these costs are reflected in interest expense.

The Company pays interest on the notes on January 1 and July 1 of each year. The first interest payment was made on January 1, 2002 and carried with it an interest payment of $23.125 per $1,000 principal amount of notes due to the additional five days of interest that had been accrued based on the closing date of June 26, 2001. Interest payable per $1,000 principal amount of notes for each subsequent interest period will be $22.50. Interest is calculated on the basis of a 360-day year consisting of twelve 30-day months.

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

If the Company redeems the notes under these circumstances, it will make an additional “make whole” payment on the redeemed notes equal to $135 per $1,000 principal amount of the notes, minus the amount of any interest actually paid or accrued and unpaid on the notes prior to the date the Company mails the notice of redemption. The Company may make these “make whole” payments, at its option, either in cash or, subject to the satisfaction of the conditions of the indenture, in shares of its common stock or a combination of cash and common stock.

Payments made in common stock will be valued at 95% of the average of the closing sales prices of the Company’s common stock for the five consecutive trading days immediately preceding the third trading day prior to the redemption date.

On and after July 1, 2004, the Company may redeem the notes, in whole or in part, at its option, at the redemption prices specified below. The redemption price, expressed as a percentage of principal amount, is as follows for the 12-month periods beginning on July 1 of the following years:

Redemption Year	Price
2004	101.8%
2005	100.9%

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

In each case the Company will also pay accrued interest to the redemption date.

The holders of the notes have the option, subject to certain conditions, to require the Company to repurchase any notes held by such holders in the event of a “change in control”, as defined in the indenture, at a price equal to 100% of the principal amount of the notes plus accrued interest to the date of repurchase. The Company may pay the repurchase price in cash or, at the Company’s option, in shares of its common stock. Payments made in shares of the Company’s common stock will be valued at 95% of the average of the closing sales prices of the Company’s common stock for the five trading days immediately preceding the third trading day prior to the repurchase date.

7.    Shareholders’ Equity

On March 3, 2000, the Company completed a follow-on public offering of 4,798,408 shares of common stock at a price of $86.00 per share resulting in net proceeds to the Company of approximately $388.1 million.

On September 12, 2000, the Company’s Board of Directors approved a two-for-one stock split of the Company’s outstanding shares of common stock. The stock split entitled each holder of record at the close of business on September 27, 2000 to receive one additional share of common stock for every share of common stock held by such shareholder. The accompanying consolidated financial statements have been adjusted to give retroactive recognition to the common stock split, effective on September 27, 2000, for all periods presented by reclassifying from capital in excess of par value to common stock an amount equal to the par value of the additional shares arising from the split. In addition, all references in the consolidated financial statements to number of shares and per share amounts have been adjusted.

In May 2001, the Company’s board of directors adopted a shareholder rights plan. The shareholder rights plan provides for a dividend of one preferred share purchase right on each outstanding share of the Company’s common stock. Each right entitles shareholders to buy 1/1000th of a share of the Company’s Series A junior participating preferred stock at an exercise price of $150.00. Each right will become exercisable following the tenth day after person or group announces an acquisition of 20% or more of the Company’s common stock. The Company will be entitled to redeem the rights at $0.001 per right at any time on or before the close of business on the tenth day following acquisition by a person or group of 20% or more of the Company’s common stock.

8.    Stock Options

The Company has fifteen Stock Option Plans (the “Plans”). The purchase price of stock options under the Plans is determined by the Stock Option Committee of the Board of Directors of the Company (the “Committee”). The term is fixed by the Committee, but no incentive stock option is exercisable after 10 years from the date of grant. At December 31, 2002, a total of 2,030,259 shares were available for future grants under the Plans.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

A summary of the Company’s stock option activity and related information for the years ended December 31, 2000, 2001 and 2002 is as follows:

	2000		2001		2002
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	5,181,264	$2.87	3,894,592	$7.47	6,765,191	$17.21
Granted	1,736,110	32.26	3,111,850	18.66	3,663,900	7.25
Exercised	(2,664,782)	(3.35)	(202,800)	(5.49)	(163,300)	(5.64)
Canceled	(358,000)	(3.44)	(38,451)	(34.01)	(330,719)	(20.42)

Outstanding at end of year	3,894,592	7.47	6,765,191	17.21	9,935,072	13.64

Exercisable at end of year	2,158,481		3,653,341		6,271,172

Weighted average fair value of options granted during the year		$29.94		$15.64		$4.69

Stock options outstanding at December 31, 2002 are summarized as follows:

Range of Exercise Price	Outstanding Options at December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.47 to $6.37	5,137,321	7.47	$ 4.71
$6.76 to $19.92	2,502,529	8.88	$12.66
$20.06 to $27.81	1,012,672	8.05	$26.74
$28.00 to $97.07	1,282,550	7.79	$41.03

	9,935,072

Subsequent to December 31, 2002, the Company completed a stock option exchange program (See Note 21).

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	2000	2001	2002
Expected dividend yield	0%	0%	0%
Expected stock price volatility	155.3%	120.10%	76.7%
Risk-free interest rate	5.5%	4.0%	3.5%
Expected life of options	5 years	5 years	5 years

9.    Executive Deferred Compensation Plan

Effective March 31, 1999, the Company instituted an executive deferred compensation plan to permit certain individuals to defer the gain on the exercise of stock options to a specified future period. In June 1999, six individuals deferred the gain on the exercise of options to purchase 1,205,000 shares of the Company’s common

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

stock. The Company’s executive deferred compensation plan does not permit diversification and must be settled by the delivery of 1,181,042 shares of the Company’s stock over various periods of time ranging from 12 to 36 months, which began in May 2002. Accordingly, changes in the fair value of the amount owed to the individuals are not recognized. During 2001, one individual elected to withdraw early from this plan reducing the balance in treasury stock by 75,774 shares to 1,129,226 shares and reducing the deferred compensation by $0.2 million.

During 2002, one individual elected to withdrawal early from this plan reducing the balance in treasury stock by 37,841 shares and reducing deferred compensation by $0.1 million. In addition, the remaining four individuals which had previously elected to have shares distributed received such distributions further reducing the balance in treasury stock by 295,993 shares and deferred compensation by $0.7 million.

As of December 31, 2002, a total of 761,552 shares of common stock remain to be distributed.

10.    Warrants

On August 4, 1998, certain of the former GenPharm stockholders assigned their rights to receive $25.1 million of the remaining balance of the purchase price of GenPharm to Bay City Capital (“BCC”) Partners. As part of this transaction, the Company issued to BCC warrants to purchase 909,592 shares of common stock at an exercise price of $5.00 per share exercisable over a period of seven (7) years. In 2000, all the BCC warrants were exercised.

11.    Research and Development Agreements

The Company has a significant number of research and development agreements related to its discovery and development strategy. The following is a description of certain of these agreements which have had a significant financial impact during the three years ended December 31, 2000, 2001 and 2002.

In April 1996, the Company entered into a collaboration agreement with Aventis Behring L.L.C. (“Aventis Behring”), to develop and market MDX-33. This collaboration provided for the joint development of MDX-33 by the Company and Aventis Behring. Subject to the terms of the arrangement, the Company was primarily responsible for product development, clinical testing through Phase II trials and the manufacture of all products used in clinical trials. Aventis Behring was primarily responsible for the payment of all expenses associated with Phase I and Phase II clinical trials of MDX-33 to be conducted by the Company, up to a maximum of $20.0 million. In April 2002, the parties agreed to terminate the collaboration agreement. Neither the Company nor Aventis Behring has any remaining material obligations to the other. In 2000, 2001 and 2002 the Company recognized $0.3 million, $2.2 million and $0.1 million, respectively, in contract revenue from Aventis Behring, .

In February 1997, GenPharm entered into a Research and Commercialization Agreement with Centocor, Inc. (“Centocor”) (now a subsidiary of Johnson & Johnson). This agreement provides Centocor with a research license in return for annual license fees. Further, Centocor was granted an option to obtain exclusive worldwide marketing and manufacturing rights to any antibodies which are developed under the terms of the agreement contingent upon Centocor making equity investments in GenPharm (now the Company). Under the terms of the agreement, in October 1998, Centocor exercised its option by making a $4.0 million equity purchase and received 1,800,680 shares of the Company’s common stock. The agreement provides for benchmark payments on the achievement of certain milestones and royalty payments on product sales. In May 2000, the Company announced a broad antibody development agreement with Centocor. This new agreement allows Centocor and

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

other affiliates of Johnson & Johnson to access the Company’s HuMAb-Mouse technology for an unlimited number of targets. Under the terms of the agreement, the Company received technology access fees, and could also receive license fees, milestone fees and royalties on product sales. In 2000, 2001 and 2002, the Company recognized revenue of $0.1 million, $0.1 million and $0.1 million, respectively, from the May 2000 agreement.

In December 1998, the Company and NovartisPharma AG (“Novartis”) entered into a global licensing arrangement involving the Company’s HuMAb-Mouse technology. Under the terms of the agreement, Novartis obtained the rights to use the HuMAb-Mouse technology for an unlimited number of targets for up to ten years. On the fifth anniversary of the agreement, Novartis may purchase $2.0 million of Medarex common stock at a price equal to one hundred and ten percent of the average of the closing sales prices of Medarex’s common stock on the Nasdaq National Market on the twenty consecutive days prior to such anniversary. Additionally, on the sixth anniversary of the agreement, Novartis may purchase $1.0 million of the Company’s common stock at a price equal to one hundred and ten percent of the average of the closing sales prices of the Company’s common stock on the Nasdaq National Market on the twenty consecutive days prior such anniversary. In addition, the Company could receive license fees, milestone payments and royalties on sales of products made utilizing the HuMAb-Mouse technology. In 2000, 2001 and 2002, the Company recognized revenue of $0.3 million, $1.3 million and $2.0 million, respectively, from Novartis.

In December 1999, the Company entered into a binding letter of intent with Kirin Brewery Co., Ltd., (“Kirin”) providing for the global commercialization of technology for creating fully human monoclonal antibodies. Under the terms of this alliance, Kirin paid the Company $12.0 million in upfront fees in December 1999. The Company recognized $6.0 million as revenue in each of 2000 and 2001, as the required work was performed.

Effective September 4, 2002, the Company entered into a Collaboration and License Agreement with Kirin which provides for the exchange by Kirin and the Company of certain cross-licenses for each other’s technology for the development and commercialization of human antibody products. The Collaboration and License Agreement supercedes the binding letter of intent. Pursuant to the letter of intent, the Company and Kirin developed the KM-Mouse™, a unique crossbred mouse which combines the traits of the Company’s HuMAb-Mouse® with Kirin’s TC Mouse™. Under the Collaboration and License Agreement, the Company and Kirin are exchanging cross-licenses with respect to the KM-Mouse and other antibody-generating mice. In addition, each of the cross-licenses granted under the Collaboration and License Agreement are subject to certain license, milestone and royalty payments by each party to the other.

In January 2000, the Company entered into a binding letter of intent with Scil Biomedicals GmbH (“Scil”) for the development of MDX-210, its antibody-based product for the treatment of cancers over expressing HER-2, for applications outside cellular therapy. Scil paid the Company $0.5 million, which was being recognized as revenue over a 36-month period as the related services were being provided. In August 2000, the Company entered into an agreement with Scil whereby the Company transferred certain development and commercialization rights for MDX-RA to Scil.

Scil paid the Company $2.0 million in 2000 which was being recognized as revenue over a 36-month period as the related services were being provided. In 2000 and 2001, the Company recognized revenue of $4.0 million and $1.6 million, respectively, related to MDX-210 and MDX-RA of which $3.4 million and $0.6 million, respectively, represented the funding of research and development and $0.5 million and $1.0 million, respectively, represented the amortization of a portion of license fees. The Company’s collaboration with Scil

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

was terminated in January 2002 and the Company recognized $1.0 million in license revenue in 2002 (which was previously being recognized over a period of 36 months) as a result of the termination of this agreement. The Company has no remaining obligations to Scil.

In February 2000, the Company entered into a binding letter of intent with Eos Biotechnology, Inc. (“Eos”) to develop and commercialize genomics-derived antibody-based therapeutic products. Pursuant to the letter of intent, on May 15, 2000 the Company paid $5.0 million to Eos and deposited an additional $20.0 million in a third party escrow account, to be released over time to Eos upon the achievement of certain milestones. In September 2000, the Company purchased shares of preferred stock of Eos for an aggregate purchase price of $2.5 million which was part of a $27.5 million private placement. This investment is accounted for under the cost method. Dr. Frederick B. Craves, a member the Company’s board of directors, is also a member of the board of directors of Eos. BCC Acquisition I LLC (“BCC Acquisition”), which beneficially owns approximately 5% of the Company’s common stock, is an affiliate of The Bay City Capital Fund I, L.P. (“BCC Fund”), which owns approximately 15% of the shares of Eos’s capital stock. Dr. Craves is a principal of Bay City Capital LLC, an affiliate of BCC Fund, which is one of the members of BCC Acquisition.

In April 2001, the Company and Eos entered into a new binding letter of intent which superceded the terms of their letter of intent of February 2000. In January 2003, the Company and Eos entered into a definitive Collaboration Agreement that is based upon, and supercedes, the April 2001 letter of intent. The collaboration is now structured to more closely resemble the Applied Genomics collaborations that the Company entered into with other partners during 2000 and 2001. This restructured Collaboration Agreement allows the Company and Eos to jointly develop and commercialize fully human monoclonal therapeutic products to multiple disease targets identified by Eos. The Company plans to generate antibodies to the Eos targets using its fully human antibody technology. The Company and Eos expect to share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. The Company has agreed to transfer certain of its rights and responsibilities under the restructured Collaboration Agreement to develop and commercialize collaboration products outside North America to Genmab. In exchange, Genmab will be responsible for a portion of the development and marketing costs associated with the collaboration that would otherwise be borne by the Company.

Under the February 2000 letter of intent, Eos had been responsible for all costs of developing the products through Phase IIa clinical trials, and the Company has agreed to provide funding to Eos of $25.0 million, $5.0 million of which was paid to Eos in 2000 and $20.0 million of which was deposited into an escrow account in 2000 and was classified as segregated cash on the Company’s balance sheet. As a result of the restructuring of the agreement in April 2001, $5.0 million plus interest ($0.3 million) was returned to the Company in April 2001, and was recorded in the second quarter 2001 Consolidated Statement of Operations as a $5.0 million reduction in research and development expenses, and the interest received was recorded as interest income. In addition, the $20.0 million that had been deposited into a third-party escrow account and carried on the Company’s balance sheet as segregated cash was released from such escrow account and returned to the Company and the $20.0 million plus earned interest ($1.0 million) was reclassed to cash and cash equivalents in the Company’s balance sheet during the second quarter of 2001. In addition, the $75.0 million of credits that Eos would have been able to use against license fees, milestone payments and royalties that the Company may otherwise have received under its August 1999 collaboration with Eos has been eliminated from the restructured collaboration.

In February 2003, Eos announced that it had entered into a merger agreement with Protein Design Labs, Inc. (“PDL”), whereby PDL would acquire 100% of the outstanding stock of Eos in a stock-for-stock transaction. According to Eos, the merger is expected to close in the first quarter of 2003, subject to governmental filings and other customary conditions.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

In November 2001, the Company entered into a collaboration agreement with Oxford GlycoSciences plc (“OGS”) replacing a binding memorandum of understanding with OGS dated September 2000. Under the collaboration agreement, the parties intend to develop and commercialize novel therapeutic products through the application of Medarex’s fully human monoclonal antibody technology to specific targets identified by OGS through the OGS proprietary proteomics technology for high-throughput protein analysis and target validation. The Company and OGS will share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. The Company’s financial obligations with respect to such efforts and its rights in these products are subject to its Collaboration with Genmab (see Note 12). As part of this agreement, the Company made a $5.0 million equity investment in OGS. The Company subsequently sold one half of this equity interest to Genmab for $2.5 million, the Company’s cost for such equity interest (see Note 12). The Company’s President and Chief Executive Officer is a member of the board of directors of OGS.

In April 2001, the Company entered into a collaboration with Northwest Biotherapeutics, Inc. (“Northwest”) to jointly develop and commercialize fully human antibody therapeutic products to specific cancer targets identified by Northwest. The Company planned to generate antibodies to the Northwest targets using its fully human antibody technology. Northwest was obligated to initially contribute four cancer-related targets to the collaboration, and was obligated to contribute four additional targets to the collaboration over the next four years. The Company and Northwest expected to share costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. In addition, the Company made a $4.0 million equity investment in Northwest, which was part of a $10.0 million private placement.

In December, 2002, the Company entered into an Assignment and License Agreement with Northwest, as well as a related Securities Purchase Agreement dated as of the same date, collectively referred to herein as the Northwest Agreements. Under the terms of the Northwest Agreements, the Company received certain intellectual property rights relating to the development and commercialization of three cancer-related disease targets, including Prostate Specific Membrane Antigen, or PSMA. The Company had previously entered into a Collaboration Agreement effective April 24, 2001 with Northwest covering the commercialization and development of these and other disease targets. As part of the December 2002 transaction, the three designated cancer targets were removed from inclusion in the original collaboration and the Company acquired all therapeutic rights to any antibodies created by Northwest against these designated targets. As consideration for these rights, the Company agreed to pay Northwest a total of $3.0 million of which $1.0 million was paid in cash. The remaining $2.0 million was paid through the issuance of 470,866 shares of our common stock. Upon making a payment to Northwest in shares of the Company’s common stock, the number of shares of the Company’s common stock to be issued was determined by dividing $1.0 million (less any cash paid in connection with any installment) by the average of the opening and closing sales prices of the Company’s common stock for each of the trading days during the five-trading-day period immediately prior to the applicable date of issuance of such common stock as publicly reported by Nasdaq. In the event that, during the 30-day period following the applicable date of issuance of such common stock, Northwest sells all of the shares of the Company’s common stock delivered as payment for the preceding installment, and the proceeds of such sale were less than $1.0 million (less any cash paid in connection with any installment), the Company must pay the difference to Northwest in cash. In the event that, during any such 30-day period, Northwest did not sell all of the shares of the Company’s common stock delivered as payment of the preceding installment, then there would be no such adjustment. As of December 31, 2002, the Company accrued $0.1 million, which was paid in January 2003 representing the difference between the value of the 218,341 shares of the Company’s common stock ($1.0 million) issued in December 2002 and the proceeds received by Northwest upon the sale of such 218,341 shares by Northwest.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

In addition, under the terms of the Northwest Agreements, Northwest reacquired all development and commercialization rights to five potential cancer-related disease targets, including CXCR4. Northwest also received certain licenses under our HuMAb Mouse technology to develop and sell antibody-based products against certain targets in return for fees, milestones and royalties. In return, Northwest agreed to issue to the Company 2,000,000 shares of its common stock, together with warrants to purchase a total of 800,000 shares of Northwest common stock. As of December 31, 2002, the Company had received 1,000,000 of such shares of Northwest common stock, as well as warrants to purchase 400,000 shares of Northwest common stock. After six months, the warrants may be exercised at any time during the next 10 years at an exercise price based on the market value of Northwest common stock on the date of issuance. The Company also received a right of first negotiation in connection with any agreement to research, develop and/or commercialize antibody products against CXCR4.

In January 2002, the Company entered into a collaboration with Tularik, Inc. (“Tularik”), to jointly develop and commercialize fully human antibody therapeutic products to specific cancer targets identified by Tularik. The Company plans to generate antibodies to the Tularik targets using its fully human antibody technology. Tularik has contributed three cancer-related targets to the collaboration. The Company and Tularik each expect to assume certain costs and responsibilities leading to the anticipated commercialization of therapeutic products, including preclinical and clinical development and marketing efforts. In addition, the Company made an equity investment in Tularik. The Company expensed a premium of $2.5 million for the purchase of Tularik common stock in the quarter ended March 31, 2002, which represented technology access rights and was part of the collaboration.

In December 2002, the Company entered into a royalty-free, worldwide, non-exclusive cross-license agreement with Millennium Pharmaceuticals, Inc. (“Millennium”) wherein each of the Company and Millennium licensed to the other party certain patents relating to anti-PSMA antibodies. As part of the arrangement, the Company agreed to pay Millennium an upfront license fee of $0.5 million, which was paid through the issuance of 107,712 shares of the Company’s common stock to Millennium. In addition, Millennium may receive an additional $0.5 million in cash, or at the Company’s election, in shares of the Company’s common stock or any combination thereof based upon certain contingencies. Upon making a payment to Millennium in shares of our common stock, the number of shares of our common stock to be issued will be determined by dividing $0.5 million (less any cash paid in connection with any installment) by the average of the closing sales prices of our common stock for each of the trading days during the five-trading-day period ending two trading days immediately prior to the date of issuance of such common stock as publicly reported by Nasdaq. In the event that, during the 30-day period following the date of issuance of such common stock, Millennium sells all of the shares of our common stock delivered as payment, and the proceeds of such sale are less than $0.5 million (less any cash paid in connection with such payment), the Company must pay the difference to Millennium in cash. In the event that, during any such 30-day period, Millennium does not sell all of the shares of our common stock delivered as payment of the preceding installment, then there will be no such adjustment. The Company accrued $0.05 million at December 31, 2002 representing the difference between the proceeds received by Millennium upon its sale of such shares and the $0.5 million up front license fee.

12.    Transactions with Genmab

In March 1999, the Company and BankInvest Biomedical Development Venture Fund formed Genmab A/S, a new Danish company (“Genmab”), established to develop and commercialize a portfolio of fully human antibodies derived from the Company’s HuMAb-Mouse technology.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

Initially, the Company contributed a license to its human antibody technology for producing antibodies to particular targets in exchange for approximately 44% of Genmab’s share capital. During Genmab’s initial 12 months of operations, Genmab raised additional equity and, in connection therewith, the Company agreed to expand the license to provide Genmab with broader rights to the human antibody technology in exchange for further equity, thereby maintaining the approximate 44% ownership in Genmab’s share capital. In addition, in connection with Genmab’s private placement in May 2000, the Company made a cash investment of $18.0 million in order to maintain the approximate 44% ownership interest in Genmab. In August 2000, the Company received additional equity in connection with the European Genomics Agreement (as described below) which increased the Company’s equity interest in Genmab to approximately 45%.

In August 2000, the Company entered into a binding memorandum of understanding, or the Genomics Agreement, with Genmab pursuant to which the Company granted Genmab rights to market the Company’s transgenic mouse technologies for multi-target (five or more targets) genomics partnerships to certain pharmaceutical and biotechnology companies whose headquarters are located in Europe. Under the terms of the Genomics Agreement, Genmab may market the Company’s transgenic mouse technology (a) for multi-target (five or more targets) partnerships to any European-based company, except for: (i) certain partners of the Company, including Novartis AG, Merck KGaA, Schering AG, Aventis Behring, IDM and Scil; and (ii) any European based pharmaceutical company with worldwide revenues in excess of $1 billion in 1999, provided, however, that Genmab may market the Company’s human antibody technology to Sanofi/Synthelabo and Boehringer Ingelheim, and (b) or for non-multi-target (less than five targets) partnerships, to any company worldwide. The Company also has the right to participate in Genmab’s multi-target (five or more targets) partnerships, thereby sharing in certain costs and commercial benefits. The Company also has certain rights to develop and commercialize outside of Europe products arising from such European-based alliances. The Company retains all rights to market its technology to companies headquartered outside of Europe and to all companies for non-multi-target (less than five targets) partnerships in Europe. Certain license fees, milestones and royalties due the Company under the previously existing Agreement between the Company and Genmab were reduced. The Genomics Agreement also provides that, under certain circumstances, the Company must negotiate in good faith to manufacture antibodies for such partnerships.

In addition, under the terms of the Genomics Agreement, the Company granted Genmab an option to receive certain rights in Europe with respect to the development and commercialization of up to four antibody products the Company may obtain through its alliance with Eos. Finally, the Genomics Agreement grants Genmab certain rights to access technologies acquired by the Company from Biosite Incorporated (“Biosite”) and Kirin.

In August 2000, under the Genomics Agreement, the Company received 279,760 shares of Genmab stock valued at $2.0 million based upon a recently completed private placement representing payment for the first year. The Genomics Agreement has an initial term of five years with a right exercisable by Genmab to extend the term for an additional two years. For each year of the agreement and during the term of any extension, the Company will receive $2.0 million per year from Genmab. At Genmab’s option, these amounts may be paid in either cash or capital stock. During the years ended December 31, 2000, 2001 and 2002, the Company recognized $0.7 million, $2.0 million and $2.0 million of revenue from this agreement.

In September 2000, the Company and Genmab entered into an amended Genomics Agreement, or the Amended Genomics Agreement, pursuant to which the Company agreed to assign to Genmab 100% of the Company’s economic interests to each product the Company jointly develops with OGS (a “Medarex/OGS

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

Product”) and sells in Europe and 50% of its economic interest in each Medarex/OGS Product sold outside North America and Europe. Under the terms of the Amended Genomics Agreement, if a Medarex/OGS Product is intended to be sold only in Europe, Genmab will reimburse the Company for 100% of the Company’s research, development, manufacturing and commercialization expenses associated with such product. If the Medarex/OGS Product is to be sold only in North America, Genmab will not be obligated to reimburse the Company for any such expenses. In all other cases, Genmab will reimburse the Company for 50% of such expenses. In addition, on November 2000, Genmab purchased one-half of the Company’s equity interest in OGS for $2.5 million.

In October 2000, Genmab announced the completion of the initial public offering of its ordinary shares. The global offering consisted of an issue of 6,000,000 new ordinary shares at a price of approximately $33.00 per share (based on the exchange rate at the time of the global offering). The issuance of the new ordinary shares resulted in gross proceeds to Genmab of approximately $187.0 million. As the result of this offering the Company’s equity investment in Genmab was reduced to approximately 33%. The difference between the cost of the investment and the amount of the underlying equity in net assets of Genmab after the initial public offering was accounted for in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investment in Common Stock, and SAB No. 51, Accounting for Sales of Stock by a Subsidiary. This transaction is reflected as an equity transaction in the accompanying statement of shareholders’ equity.

In December 2001, 88,600 shares of the Company’s Genmab stock were awarded as a bonus to the President of the Company, further reducing the Company’s ownership percentage in Genmab to approximately 32.6% and resulting in additional non-cash compensation of approximately $1.6 million which was offset by the gain on disposition of Genmab stock of $1.4 million.

In June 2002, Genmab announced that one of its corporate partners had invested $20 million in connection with an antibody collaboration. As a result of this transaction, the Company’s ownership percentage was reduced to approximately 31.3%.

In September 2002, Genmab issued a press release in which it announced that its HuMax-CD4 product, a fully human antibody that targets the CD4 receptor on cells known as T-cells, was found not to be effective in combination with methotrexate in a Phase II study of 155 patients with active rheumatoid arthritis. Following this press release, the market value of Genmab’s stock decreased by approximately 60%, and accordingly, the Company recorded an impairment charge of $31.0 million in the third quarter of 2002. The impairment charge of $31.0 million is included in equity in net loss of affiliate in the Company’s consolidated statement of operations for the year ended December 31, 2002.

The Chairman of the Company’s board of directors is also on the board of directors of Genmab. In addition, the President and Chief Executive Officer of the Company, who is also a member of the board of directors of the Company, and the President and Chief Executive Officer of Genmab are husband and wife. Until August 1, 2000, the President and Chief Executive Officer of Genmab was an executive officer of the Company; she currently has a consulting agreement with the Company. The Chief Scientific Officer of Genmab also has a consulting agreement with the Company.

As of December 31, 2002, the market value of the Company’s investment in Genmab was approximately $24.4 million.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

Summary financial information for Genmab is as follows as of and for the years ended December 31, 2000, 2001 and 2002:

	2000	2001	2002
			(Unaudited)
Current Assets	$223,617	$195,709	$199,648
Non Current Assets	19,007	19,718	23,890
Current Liabilities	4,688	8,303	22,649
Non Current Liabilities	5,084	3,553	3,328
Net Sales	—	—	—
Gross Profit	—	—	—
Net Loss	(2,922)	(22,075)	(62,053)

Audited financial statements for Genmab as of and for the year ended December 31, 2002 were not required as significance requirements were not met.

13.    Transactions with IDM

In July 2000, the Company entered into an agreement with IDM whereby the Company licensed to IDM certain of its technologies in exchange for equity units in IDM. As a result of this transaction, the Company realized a gain from the transfer of its technology of approximately $40.5 million (based upon an independent valuation). In accordance with SAB No. 101, Revenue Recognition in Financial Statements, the Company recognized the $40.5 million gain as revenue over a two-year period ending in September 2002 for financial statement reporting purposes. The Company recognized $5.9 million, $20.3 million and $14.3 million, in non-cash revenue from this transaction during the years ended December 31, 2000, 2001 and 2002, respectively. For tax reporting purposes, the entire gain on the transfer of technology was taxable to the Company at the time the transaction closed in 2000.

In October 2000, the Company participated in a private placement of IDM and purchased additional equity of $5.2 million which was part of a $41.5 million offering by IDM.

The Company currently accounts for its interest in IDM under the cost method. The Company’s equity ownership in IDM is 9% as of December 31, 2002. With the closing of the agreement in September 2000, the Company was issued 7,528 Class B shares and 192,278 units, each unit comprising one Class B share and 19 warrants allowing each to purchase one convertible or redeemable bond into one Class B share. If the warrants are exercised and converted or redeemed, the Company would own an additional 3,653,282 Class B shares of IDM, which would give the Company an equity interest in IDM of approximately 26%. The warrants are exercisable between September 2002 and September 2010, for bonds that in turn are convertible into or redeemable in Class B shares six months after the exercise.

One of the Company’s senior executives, who is also a member of the Company’s board of directors, acts as the Company’s representative on the board of directors of IDM.

14.    Commitments and contingencies

The Company leases laboratory, production and office space in New Jersey and California. These leases expire on various dates between November 2004 and July 2009. The Company incurred rent expense of $2.5 million in 2000, $3.1 million in 2001 and $4.0 million in 2002.

The Company has secured a bank letter of credit pursuant to the requirements of its Annandale, New Jersey lease. This letter of credit in the amount of $1.3 million is fully cash collateralized and the cash is categorized as segregated cash in the balance sheet.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

Future minimum lease commitments as of December 31, 2002 are as follows:

2003	$3,748
2004	3,498
2005	3,082
2006	2,439
2007	2,291
Remainder	2,772

$17,830

The Company is a party to a number of license agreements which call for royalties to be paid by the Company if and when the Company commercializes products utilizing the licensed technology.

The Company has a contingent commitment to pay $1.0 million to Essex Chemical Corporation (“Essex”) without interest in installments equal to 20% of net after tax earnings of the Company in future years. The Company’s contingent commitment, as amended, to pay up to $1.0 million out of future earnings may be satisfied, at the Company’s option, through the payment of cash or shares of the Company’s common stock having a fair market value equal to the amount owed, provided that such shares are registered with the Securities and Exchange Commission. The Company accrued $0.7 million related to this liability during 2000, which remains accrued at December 31, 2002.

The Company has commitments for research funding of approximately $3.6 million in 2003 and $3.0 million per year from 2004 through 2008.

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

Revenue from partners representing 10% or more of total revenues for the years ended December 31, 2000, 2001 and 2002 is as follows:

Partners	2000	2001	2002
Genmab	11%	12%	37%
IDM	27%	48%	36%
Lilly	—	7%	11%
Scil	18%	4%	2%
Kirin	27%	14%	—

No other single partner accounted for more than 10% of the Company’s total revenues for the years ended December 31, 2000, 2001 and 2002, respectively.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

16.    Employee Savings Plan

The Company maintains a 401(k) savings plan. Employees may contribute up to 15% of their annual salaries. The Company may make matching contributions of up to 4% of a participant’s annual salary. During 2000, 2001 and 2002, the Company made contributions to the plan totaling $0.1 million, $0.2 million and $0.4 million, respectively.

17.    Asset Acquisition

On May 23, 2002, the Company and its newly created subsidiary Medarex Belgium, S.A. entered into an Asset Purchase Agreement with Corixa Corporation, Coulter Pharmaceutical, Inc., a wholly owned subsidiary of Corixa Corporation and Corixa Belgium S.A., a wholly-owned subsidiary of Corixa Corporation (collectively referred to as “Corixa”). Under the terms of the Asset Purchase Agreement, the Company acquired certain selected assets and business operations of Corixa, including certain preclinical product candidates and programs related to the research and development of therapeutic products for the treatment of autoimmune diseases, cancer and infectious diseases. In addition, the Company retained approximately 30 Corixa employees related to such product candidates and programs.

Under the terms of the Asset Purchase Agreement, the Company acquired the assets for $21.0 million (excluding transaction costs of $0.4 million) payable in six equal monthly installments of $3.5 million either in cash, or at the Company’s election, in shares of its common stock. A total of 3,086,075 shares of common stock with a fair value of $19.25 million were issued to Corixa along with cash of $1.75 million as payment for the $21.0 million purchase price. In the event that, during any month during the six-month period following the closing of the transaction, Corixa sold all of the shares of the common stock delivered as payment for the preceding monthly installment and the proceeds of such sale were less than $3.5 million, the Company was required to pay the difference to Corixa in cash. The Company paid Corixa approximately $2.3 million representing the difference between the proceeds received by Corixa from the sale of the Company’s common stock and the total amount due under the six monthly installments. Such amount is included as a charge to earnings in the Company’s consolidated statement of operations for the year ended December 31, 2002.

The Company also purchased from Corixa certain equipment and laboratory supplies for $2.5 million, of which approximately $2.1 million has been capitalized with the remaining $0.4 million charged to expense.

As part of this transaction, Corixa may receive up to an additional $6.0 million in future consideration in cash or, at the Company’s election, in shares of common stock, based upon certain contingencies.

The total cost of the asset acquisition was $21.4 million, of which $0.4 million represented transaction costs. This amount has been allocated as follows based upon an independent third party valuation:

In-process technology	$16,312
Patents	4,388
Acquired workforce	705

$21,405

The $16.3 million of in-process research and development, which was charged to operations in 2002 was determined not to be technologically feasible and had no alternative future uses. Patents and acquired workforce are being amortized over useful lives of five years and three years, respectively.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

18.    Write-off of Facility Costs

During the second quarter of 2002, the Company made a determination to delay indefinitely the planned construction of a large-scale manufacturing facility at its Bloomsbury, New Jersey location and, instead, to pursue late-stage clinical and commercial supply agreements with third party manufacturers with available capacity to meet the Company’s current internal production timetables. As of December 31, 2002, the Company had not yet entered into any such supply agreements. As a result of this decision, the Company recorded a charge of approximately $11.3 million in the second quarter of 2002, representing the write-off of design, engineering and other pre-construction costs.

19.    Employee Stock Purchase Plan

In May 2002, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) authorizing the issuance of 500,000 shares of its common stock pursuant to purchase rights granted to eligible employees of the Company. The ESPP provides a means by which employees purchase common stock of the Company through payroll deductions of up to 10% of their base compensation. At the end of each of two purchase periods during the calendar year, the Company uses accumulated payroll deductions to purchase, on behalf of participating employees, shares of common stock at a price equal to the lower of 85% of the fair market value of a share of common stock (i) on July 1, 2002 or (ii) at the end of each six month purchase period. The purchase periods under the ESPP end on June 30 and December 31 of each year. Generally all employees, including executive officers, who work at least 20 hours per week and five months per year may participate in the ESPP. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the ESPP. As of December 31, 2002, 146,982 shares have been issued under the ESPP.

20.    Quarterly Financial Information—Unaudited

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2002:

2001	First	Second	Third	Fourth	Total
Sales	$66	$190	$623	$253	$1,132
Contract and license revenues	8,854	8,023	10,833	13,462	41,172

Total revenue	8,920	8,213	11,456	13,715	42,304
Cost of sales	28	106	361	147	642
Income (loss) before provision (benefit) for income taxes	3,423	4,485	(2,534)	(7,461)	(2,087)
Net income (loss)	3,273	4,335	(2,684)	(7,611)	(2,687)
Basic net income (loss) per share	$0.04	$0.06	$(0.04)	$(0.10)	$(0.04)
Diluted net income (loss) per share	$0.04	$0.06	$(0.04)	$(0.10)	$(0.04)

2002	First	Second	Third	Fourth	Total
Sales	$2,408	$576	$6,555	$1,992	$11,531
Contract and license revenues	8,363	7,508	8,074	4,003	27,948

Total revenue	10,771	8,084	14,629	5,995	39,479
Cost of sales	1,477	329	3,923	2,598	8,327
Loss before provision for income taxes	(15,839)	(47,968)	(54,043)	(39,588)	(157,438)
Net loss	(15,839)	(47,968)	(54,118)	(39,616)	(157,541)
Basic net loss per share	$(0.21)	$(0.65)	$(0.72)	$(0.51)	$(2.09)
Diluted net loss per share	$(0.21)	$(0.65)	$(0.72)	$(0.51)	$(2.09)

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

(Dollars in thousands, unless otherwise indicated, except share data)

21.    Subsequent Event

In January 2003, the Company’s Board of Directors approved a stock option exchange program. Under this program, “eligible employees” and “eligible officers” were given the opportunity to cancel one or more stock options previously granted to them in exchange for new stock options to be granted at least six months and one day from the date the old options are cancelled, provided that the individual is still employed by the Company on such date (the “grant date”). “Eligible employees” refers to current Company employees who are not executive officers and who hold options to purchase the Company’s stock with an exercise price of $10 or more. “Eligible officers” refers to executive officers (excluding the President and Chief Executive Officer and the Executive Vice President) who are not members of the Board of Directors and who hold options to purchase the Company’s stock with an exercise price of $25 or more. The participation deadline for the program was March 7, 2003. “Eligible Employees” and “Eligible Officers” elected to exchange a total of 2,309,401 shares of common stock underlying eligible options. The exercise price of the new options will be equal to the average of the high and low sales prices on the grant date and the number of shares subject to the new options will be determined based on the old options’ exercise price. Specifically, if the exercise price of the old options is between $10.00 and $24.99 per share, then the exchange ratio is equal to 0.67 of a share. If the exercise price of the old options is $25.00 per share or higher, then the exchange ratio is equal to 0.50 of a share. Eligible option holders will receive replacement options to purchase a total of 1,319,269 shares of common stock. Replacement options will not be granted until, at the earliest, September 8, 2003.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of GENMAB A/S:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Genmab A/S and its subsidiaries (a development stage company) at 31 December 2001 and 2000 and the results of their operations and their cash flows for each of the two years ended 31 December 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Copenhagen, 10 February 2002

PricewaterhouseCoopers

Jens Røder

State Authorized Public Accountant

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

ASSETS	Note	31 December 2002	31 December 2002	31 December 2001
		DKK’000 (Unaudited)	USD’000 (Unaudited)	DKK’000
Current assets:
Cash and cash equivalents		252,946	35,716	165,861
Marketable securities	5	1,115,789	157,548	1,433,374
Other current assets		45,203	6,384	46,582

Total current assets		1,413,938	199,648	1,645,817

Non-current assets:
Plant and equipment	6	88,244	12,460	50,753
Other securities and equity interests	9	11,670	1,648	15,689
Licenses and rights	7	64,600	9,121	95,097
Deposits and other assets		4,684	661	4,277

Total non-current assets		169,198	23,890	165,816

Total Assets		1,583,136	223,538	1,811,633

The accompanying notes are an integral part of the consolidated financial statements.

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY	Note	31 December 2002	31 December 2002	31 December 2001
		DKK’000 (Unaudited)	USD’000 (Unaudited)	DKK’000
Liabilities:

Current liabilities:
Trade accounts payable		94,640	13,363	28,275
Accrued liabilities		48,960	6,914	25,332
Short-term portion of payable technology rights	10	13,650	1,927	16,220
Short-term portion of lease liabilities	16	3,150	445	—

Total current liabilities		160,400	22,649	69,827

Long-term liabilities:
Long-term portion of payable technology rights	10	12,942	1,828	29,876
Long-term portion of lease liabilities	16	10,625	1,500	—

Total Liabilities		183,967	25,977	99,703

Commitment and contingencies	16

Shareholders’ Equity:
Common stock, DKK1.00 par value, 22,716,620 shares authorized, issued and outstanding at 31 December 2002 and 21,812,020 at 31 December 2001 and 31 December 2000	11	22,717	3,207	21,812
Share Premium		2,079,994	293,693	1,931,797
Deficit accumulated during development stage		(703,542)	(99,339)	(241,679)

Total Shareholders’ Equity		1,399,169	197,561	1,711,930

Total Liabilities and Shareholders’ Equity		1,583,136	223,538	1,811,633

The accompanying notes are an integral part of the consolidated financial statements.

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Note	12 months ended 31 December 2002	12 months ended 31 December 2002	12 months ended 31 December 2001	12 months ended 31 December 2000	Total since inception
		DKK’000 (Unaudited)	USD’000 (Unaudited)	DKK’000	DKK’000	DKK’000 (Unaudited)
Costs and expenses:
Research and development costs	8	396,234	55,948	194,205	62,681	669,810
General and administrative expenses	8	86,847	12,263	53,443	22,424	166,090
Impairment loss on manufacturing facility	6	42,907	6,059	—	—	42,907

Total costs and expenses		525,988	74,270	247,648	85,105	878,807

Operating loss		(525,988)	(74,270)	(247,648)	(85,105)	(878,807)

Interest income		70,424	9,943	91,152	28,122	190,702
Interest expenses		(2,184)	(308)	(3,182)	(1,065)	(6,431)
Other income, net	3	(19,338)	(2,729)	(25,954)	33,475	(11,821)

Loss before provision for income taxes		(477,086)	(67,364)	(185,632)	(24,573)	(706,357)
Provision for income taxes	4	326	46	5	—	331

Net loss		(477,412)	(67,410)	(185,637)	(24,573)	(706,688)

Basic and diluted net loss per share (in DKK/USD)		(21.4)	(3.0)	(8.5)	(1.8)

Weighted average number of shares outstanding during the year—basic and diluted		22,336,150	22,336,150	21,812,020	13,939,629

The accompanying notes are an integral part of the consolidated financial statements.

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED 31 DECEMBER 2002

						Accumulated other comprehensive income
	Number of shares	Share Capital	Share Premium	Deficit accumulated during development stage	Unearned compensation	Unrealized gains/ (losses) on securities	Cumulative translation adjustments	Shareholders’ equity	Shareholders’ equity
		DKK’000 (Unaudited)	DKK’000 (Unaudited)	DKK’000 (Unaudited)	DKK’000 (Unaudited)	DKK’000 (Unaudited)	DKK’000 (Unaudited)	DKK’000 (Unaudited)	USD’000 (Unaudited)

31 December 2001	21,812,020	21,812	1,931,797	(229,276)	(13,062)	655	4	1,711,930	241,723

Issuance of shares for cash	880,100	880	157,537					158,417	22,368

Expenses related to share issues			(2,923)					(2,923)	(413)

Exercise of warrants	24,500	25	1,330					1,355	191

Adjustment of value of warrants granted			(7,747)		7,747			—	—

Expense recognized for warrants granted					5,315			5,315	750

Loss for the period				(477,412)				(477,412)	(67,410)

Other comprehensive income:

Translations gains and (losses)							4,404	4,404	623

Unrealized loss on marketable securities						(1,063)		(1,063)	(150)

Unrealized exchange rate loss on marketable securities						(854)		(854)	(121)

Comprehensive loss								(474,925)	(67,058)

31 December 2002	22,716,620	22,717	2,079,994	(706,688)	0	(1,262)	4,408	1,399,169	197,561

The accompanying notes are an integral part of the consolidated financial statements.

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED 31 DECEMBER 2001

						Accumulated other comprehensive income
	Number of shares	Share Capital	Share Premium	Deficit accumulated during development stage	Unearned compensation	Unrealized gains/ (losses) on securities	Cumulative translation adjustments	Shareholders’ equity	Shareholders’ equity
		DKK’000	DKK’000	DKK’000	DKK’000	DKK’000	DKK’000	DKK’000	USD’000 (Unaudited)

31 December 2000	21,812,020	21,812	1,921,791	(43,639)	(13,161)	(19,215)	0	1,867,588	263,702

Expenses related to share issues			58					58	8

Adjustment of value of warrants granted			9,948		(9,948)			—	—

Expense recognized for warrants granted					10,047			10,047	1,419

Loss for the period				(185,637)				(185,637)	(26,212)

Other comprehensive income:
Translations gains and (losses)							4	4	1
Unrealized loss on marketable securities						(1,520)		(1,520)	(215)
Unrealized exchange rate gain on marketable securities						21,390		21,390	3,020

Comprehensive loss								(165,763)	(23,406)

31 December 2001	21,812,020	21,812	1,931,797	(229,276)	(13,062)	655	4	1,711,930	241,723

The accompanying notes are an integral part of the consolidated financial statements.

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED 31 DECEMBER 2000

						Accumulated other comprehensive income
	Number of shares	Share Capital	Share Premium	Deficit accumulated during development stage	Unearned compensation	Unrealized gains/ (losses) on securities	Cumulative translation adjustments	Shareholders’ equity	Shareholders’ equity
		DKK’000	DKK’000	DKK’000	DKK’000	DKK’000	DKK’000	DKK’000	USD’000 (Unaudited)

31 December 1999	671,692	672	103,749	(19,066)	(4,489)	0	0	80,866	11,418

Issuance of shares for cash	742,120	742	356,658					357,400	50,465

Issuance of shares for licenses	164,250	164	45,388					45,552	6,432

Exercise of warrants	3,140	3	1,020					1,023	144

Expenses and foreign currency fluctuations related to share issues			(3,716)					(3,716)	(524)

Issuance of bonus shares	14,230,818	14,231	(14,231)					—	—

Issuance of shares at initial public offering	6,000,000	6,000	1,553,689					1,559,689	220,227

Expenses related to initial public offering			(138,604)					(138,604)	(19,571)

Adjustment of value of warrants granted			17,838		(17,838)			—	—

Expense recognized for warrants granted					4,677			4,677	660

Expensed value of transaction entered into by principal shareholder on company’s behalf					4,489			4,489	634

Loss for the period				(24,573)				(24,573)	(3,470)
Other comprehen-sive income:
Translations gains and (losses)							0	—	—
Unrealized gain on marketable securities						3,615		3,615	510
Unrealized exchange rate loss on marketable securities						(22,830)		(22,830)	(3,223)

Comprehensive loss								(43,788)	(6,183)

31 December 2000	21,812,020	21,812	1,921,791	(43,639)	(13,161)	(19,215)	0	1,867,588	263,702

The accompanying notes are an integral part of the consolidated financial statements.

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION (11 JUNE 1998) TO 31 DECEMBER 2002

						Accumulated other comprehensive income
	Number of shares	Share Capital	Share Premium	Deficit accumulated during development stage	Unearned compensation	Unrealized gains/ (losses) on securities	Cumulative translation adjustments	Shareholders’ equity	Shareholders’ equity
		DKK’000 (Unaudited)	DKK’000 (Unaudited)	DKK’000 (Unaudited)	DKK’000 (Unaudited)	DKK’000 (Unaudited)	DKK’000 (Unaudited)	DKK’000 (Unaudited)	USD’000 (Unaudited)

11 June 1998	125,000	125	0	0	0	0	0	125	18

Issuance of shares for cash	1,895,566	1,896	563,322					565,218	79,808

Issuance of shares for licenses	437,596	438	94,515					94,952	13,407

Exercise of warrants	27,640	27	2,350					2,377	336

Expenses and foreign currency fluctuations related to share issues			(6,814)					(6,814)	(963)

Issuance of bonus shares	14,230,818	14,231	(14,231)					—	—

Issuance of shares at initial public offering	6,000,000	6,000	1,553,689					1,559,689	220,227

Expenses related to initial public offering			(138,546)					(138,546)	(19,563)

Adjustment of value of warrants			20,040		(20,040)			—	—

Expense recognized for warrants granted					20,040			20,040	2,830

Transaction entered into by principal shareholder on company’s behalf			5,670		(5,670)			—	—

Expensed portion of transaction entered into by principal shareholder on company’s behalf					5,670			5,670	801

Loss for the period				(706,688)				(706,688)	(99,784)

Other comprehensive income:
Translation gains and (losses)							4,408	4,408	622
Unrealized gain on marketable securities						1,032		1,032	146
Unrealized exchange rate loss on marketable securities						(2,294)		(2,294)	(324)

Comprehensive loss								(703,542)	(99,340)

31 December 2002	22,716,620	22,717	2,079,994	(706,688)	0	(1,262)	4,408	1,399,169	197,561

The accompanying notes are an integral part of the consolidated financial statements.

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 months ended 31 December 2002	12 months ended 31 December 2002	12 months ended 31 December 2001	12 months ended 31 December 2000	Total since inception
	DKK’000 (Unaudited)	USD’000 (Unaudited)	DKK’000	DKK’000	DKK’000 (Unaudited)
Operating activities:
Net loss	(477,412)	(67,410)	(185,637)	(24,573)	(706,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,971	2,396	3,975	609	21,588
Amortization	30,497	4,306	30,497	19,156	87,884
Impairment loss	42,170	5,954	—	—	42,170
Non-cash interest expense reversed	8,564	1,209	17,410	1,065	27,038
Non-cash interest income and non-cash other income reversed	(9,871)	(1,393)	3,917	(17,744)	(24,225)
Paid technology rights	—	—	(16,912)	—	(16,912)
Expensed value of warrants granted	5,315	750	10,047	4,677	20,040
Other non cash transactions	(384)	(54)	—	4,489	5,286
Changes in operating assets and liabilities, net of acquisition:
Other current assets	1,379	195	(18,467)	(15,415)	(33,748)
Trade accounts payable	51,234	7,235	14,505	11,673	79,509
Accrued liabilities	23,628	3,336	17,442	7,356	48,760

Net cash used in operating activities	(307,909)	(43,476)	(123,223)	(8,707)	(449,298)

Investing activities:
Deposits on leasehold	(407)	(56)	(2,898)	(1,145)	(4,684)
Purchase of plant and equipment	(86,865)	(12,265)	(50,299)	(4,518)	(142,234)
Investments in other securities and equity interests	(1,839)	(260)	(8,411)	(21,505)	(31,755)
Purchase of marketable securities	(5,037,176)	(711,245)	(2,954,921)	(1,740,783)	(9,732,881)
Sales of marketable securities	5,364,432	757,453	3,267,314	—	8,631,749

Net cash provided by (used in) investing activities	238,145	33,627	250,785	(1,767,951)	(1,279,805)

Financing activities:
Cash received from sales of stock, net	155,494	21,955	58	1,774,769	1,979,672
Warrants exercised	1,355	191	—	1,022	2,377

Net cash provided by financing activities	156,849	22,146	58	1,775,791	1,982,049

Net increase (decrease) in cash and cash equivalents	87,085	12,297	127,620	(867)	252,946
Cash and cash equivalents at the beginning of period	165,861	23,419	38,241	39,108	0

Cash and cash equivalents at the end of period	252,946	35,716	165,861	38,241	252,946

Supplemental schedule of non-cash contributions:
Acquisitions of licenses and rights	0	0	0	57,532	57,532

Liabilities assumed	(13,395)	(1,891)	0	(57,532)	(70,927)

Assets acquired	13,395	1,891	0	45,552	108,347

Shares issued for licenses and rights contributed	0	0	0	(45,552)	(94,952)

The accompanying notes are an integral part of the consolidated financial statements.

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

1.    Accounting Policies

Basis of Presentation

The financial statements of Genmab A/S (the “company”) are reported in Danish Kroner (DKK) and are prepared in accordance with Generally Accepted Accounting Principles in The United States (US GAAP).

Currencies

The company’s financial statements are published in Danish Kroner. Solely for the convenience of the reader, the financial statements contain a conversion of certain DKK amounts into US Dollars (USD) at specified rates. This conversion has been made at the exchange rate in effect at the balance sheet date. These converted amounts should not be construed as representations that the DKK amounts actually represent such USD amounts or could be converted into USD at the rates indicated or at any other rate.

Unless otherwise indicated, translations herein of financial information into USD have been made using the Danish Central Bank closing spot rate on 31 December 2002, which was USD 1.00 = DKK 7.0822.

Consolidated Financial Statements

The consolidated financial statements comprise the parent company, Genmab A/S, and subsidiaries in which Genmab A/S controls more than 50% of the voting rights or otherwise has a controlling interest. The consolidated financial statements consist of Genmab A/S, Genmab B.V., Genmab, Inc. and Genmab, Ltd (Genmab Consolidated), and they are prepared based on the parent company’s and subsidiaries’ financial statements by aggregation of similar financial statement items.

The financial statements used for the consolidation have been prepared using the accounting policies of the group. For the consolidation, intercompany income and expenses, intercompany accounts and gains and losses on transactions between the consolidated entities are eliminated. In the consolidated financial statements, the book value of the equity interests in the consolidated subsidiaries is eliminated with the parent company’s share of the subsidiaries’ equity and incorporated in the shareholders’ equity.

Foreign Currency Transactions

The company holds certain cash and cash equivalents as well as short-term investments denominated in foreign currencies, which are remeasured into DKK at the exchange rate prevailing at the balance sheet date. Receivables, debt and other items in other foreign currencies, which are not settled at the balance sheet date, are remeasured at the exchange rate prevailing at the balance sheet date. During the year, transactions in foreign currencies are translated at the exchange rates prevailing on the date of transaction. The resulting realized and unrealized gains and losses are reported as other income in the statement of operations.

Foreign Currency Translations

At the translation of financial statements of foreign subsidiaries that prepare financial statements in currencies other than the Danish Kroner, the income statements are translated at the average exchange rate for the year, while all items in the balance sheets are translated using the exchange rate prevailing at the balance sheet date. Translation adjustments are included as a separate component of Accumulated Other Comprehensive Income in shareholders’ equity.

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS—Continued

1.    Accounting Policies (continued)

Research and Development Costs

Research and development costs include salaries and related compensation expenses, license fees, production costs, amortization of licenses and rights, and depreciation of plant and equipment. Costs are expensed in the period to which they relate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related compensation expenses, office facilities, travel and other expenses relating to general management, financial, administrative and business development activities, including depreciation of plant and equipment.

Interest Income and Expenses

Interest income includes interest received as well as imputed interest on zero coupon securities. Interest expenses include interest paid as well as imputed interest on payable technology rights.

Other Income, Net

Other income, net includes realized gains and losses on marketable securities as well as realized exchange rate adjustments. Unrealized gains and unrealized losses on marketable securities are recorded as unrealized gain on securities in shareholders’ equity.

Stock-Based Compensation

The company applies the intrinsic value method when accounting for stock-based compensation of employees and, in addition, discloses the pro forma effects on net loss and net loss per share had the estimated fair value of the warrants granted to employees been expensed. For fixed awards granted to employees, the intrinsic value of the award is recognized as an expense using a straight-line method over the period the services are rendered. The estimated fair value of warrants granted to non-employees is expensed when the service is performed.

If the company had elected to recognize compensation expenses based on the fair value of the warrants granted at the grant date, net loss and net loss per share would have been increased to the pro forma amounts indicated in the table below.

	12 months ended 31 December 2002	12 months ended 31 December 2002	12 months ended 31 December 2001	12 months ended 31 December 2000	Total since inception
	DKK’000 (Unaudited)	USD’000 (Unaudited)	DKK’000	DKK’000	DKK’000 (Unaudited)
Net loss, as reported	(477,412)	(67,410)	(185,637)	(24,573)	(706,688)
Total stock-based employee compensation expense determined under fair value based method for all awards	(33,625)	(4,748)	(15,955)	(1,900)	(51,480)
Stock-based employee compensation expense included in reported net loss	647	91	2,783	—	3,430

Pro forma net loss	(510,390)	(72,067)	(198,809)	(26,473)	(754,738)

Net loss per share, basic and diluted (in DKK/USD)	(21.4)	(3.0)	(8.5)	(1.8)

Pro forma net loss per share, basic and diluted (in DKK/USD)	(22.9)	(3.2)	(9.1)	(1.9)

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS—Continued

1.    Accounting Policies (continued)

The fair value of each warrant grant is estimated on the date of the grant using the Black Scholes pricing model with the following assumptions.

	2002	2001
	(Unaudited)
Expected dividend yield	0%	0%
Expected stock price volatility	120%	45%
Risk-free interest rate	4.04%	4.57%
Expected life of warrants	4 years	4 years

Income Taxes

Income taxes are accounted for using the liability method which requires the recognition of deferred tax assets or liabilities for temporary differences between the financial reporting and tax bases of the company’s assets and liabilities and for tax loss carry-forwards at current statutory rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are evaluated and reduced to the amount expected to be realized. Deferred tax liabilities and assets are stated at the basis of the current tax rate of 30%.

Net Loss per Share

Basic net loss per share is calculated by dividing net loss for the year by the weighted average number of ordinary shares outstanding during the period.

Diluted net loss per share is computed using the weighted average number of ordinary shares and dilutive share equivalents outstanding during the period. Since Genmab recorded a loss during the periods presented, the diluted net loss per share is the same as basic, as any potentially dilutive securities would reduce the net loss per share from continuing operations.

The weighted average number of common shares outstanding used to calculate diluted net loss per share was 22,336,150, 21,812,020 and 13,939,629 for the years ended 31 December 2002; 2001 and 2000, respectively. The amount of potentially dilutive warrants excluded from the diluted net loss per share calculation, since they were anti-dilutive, is as follows:

Year ended 31 December 2002	4,236,575
Year ended 31 December 2001	3,403,300
Year ended 31 December 2000	2,289,000

Per share data in the accompanying statements of operations have been retro-actively restated in the comparative figures giving effect to the bonus share issue (in a manner similar to a stock split) for comparative figures.

Cash and Cash Equivalents

Time deposits and notes with a maturity of three months or less at the date of deposit/investment are considered to be cash equivalents.

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS—Continued

1.    Accounting Policies (continued)

Marketable Securities

Marketable securities consist of investments in securities with a maturity of greater than three months at the time of purchase. The company invests its cash in deposits with major financial institutions, money market funds, corporate bonds and DKK denominated notes issued by the Danish Government and USD denominated notes issued by the US Government. The investments can be readily purchased and sold using established markets. When sold, the cost of marketable securities is recorded based on the first-in-first-out principle including imputed interest on zero coupon-securities.

The company’s investments are characterized as available-for-sale marketable securities and carried at their market value, with unrealized gains and losses (including unrealized exchange rate gains and losses) reported as part of other comprehensive income.

Plant and Equipment

Plant and equipment include office equipment, furniture, fixtures and leasehold improvements, which are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives which range from three to five years.

Leasehold improvements are amortized using the straight-line method over the useful life of the asset or the related lease term, whichever is shorter.

Items costing less than DKK 10,100 are expensed in the relevant financial year. Depreciation as well as profit and loss in connection with the replacement of tangible fixed assets, are expensed as research and development costs and general and administrative expenses, respectively.

Costs associated with the design and building of laboratory facilities are capitalized until completion. Upon completion, costs will be depreciated over the facilities’ expected useful life. Prior to the recording of the impairment loss shown in the statement of operations, the balance included costs related to the planned manufacturing facility.

Leasing

Lease contracts, which in all material respects transfer the significant risks and rewards associated with the ownership of the asset to the lessee, are classified as finance leases and recognized in the balance sheet at the inception of the lease term at the lower of the fair value of the asset or the net present value of the future minimum lease payments. A liability equaling the asset is recognized in the balance sheet. Each lease payment is separated between a finance charge, recorded as interest expense, and a reduction of the outstanding liability. Assets under finance leases are depreciated in the same manner as owned assets and are subject to regular reviews for impairment.

Lease contracts, where the lessor retains the significant risks and rewards associated with the ownership of the asset, are classified as operating leases. Lease payments under operating leases are recognized in the statement of operations ratably over the lease term. The total lease commitment under operating leases is disclosed in note 16.

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS—Continued

1.    Accounting Policies (continued)

Other Securities and Equity Interests

Other securities and equity interests, acquired for long-term strategic holding, are considered non-current assets. These investments are accounted for in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The treatment of these securities is the same as for marketable securities.

Licenses and Rights

Licenses and rights, which include technology licenses and licenses to targets, are recorded at cost, including the net present value for any remaining payments. The net present value of the remaining payments is included as a liability in the balance sheet and allocated to short-term and long-term payable technology rights. The licenses are being amortized using the straight-line method over an estimated useful life of five years.

Impairment of Long-lived Assets

In addition to amortizing licenses and rights and depreciating plant and equipment, management periodically reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If factors indicate that an asset should be evaluated for possible impairment, management compares the estimated undiscounted future cash flows from the asset or group of related assets to its carrying amount. If the carrying amount of the asset is greater than undiscounted future cash flows, an impairment loss would be recognized. Any impairment loss would be computed as the excess of the carrying amount of the asset over the estimated fair value of the asset (calculated based on discounting estimated future cash flows).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. In addition, estimates are used to determine the useful lives of plant and equipment, intangible assets, taxes, and contingencies. Actual results could differ from the reported results which use these and other estimates.

Segment Information

The group is managed and operated as one business unit. The entire group is managed by a single management team reporting to the Chief Executive Officer. No separate lines of business or separate business entities have been identified with respect to any of the product candidates or geographical markets. Accordingly, the company’s management has concluded that it is not relevant to disclose segment information on business segments or geographical markets.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This statement is effective for fiscal years beginning after 15 June 2002 and requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS—Continued

1.    Accounting Policies (continued)

the liability initially measured at fair value. This statement has no current impact on the company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the required classification of gain or loss on extinguishments of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, “Reporting Results of lease modifications that have economic effects that are similar to sale-and-lease back transactions, and makes various other technical corrections to existing pronouncements. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 and 64 are effective for fiscal years beginning after 15 May 2002. The provisions related to the amendment of SFAS No. 13 are effective for transactions occurring after 15 May 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after 15 May 2002. This statement has no current impact on the company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146, which is effective beginning in fiscal year 2003, addresses the financial accounting and reporting for costs associated with exit or disposal activities, including restructuring costs. SFAS No. 146 requires that liabilities for costs associated with an exit or disposal activity be recognized at their fair values at the time the liability is incurred. Previously, a liability for an exit cost was recognized when a company committed to an exit plan. This Statement has no current impact on the company but could affect the timing and costs recorded if the company has exit or disposal activities in the future.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other.” The interpretation expands on the accounting guidance of FAS No. 5, “Accounting for Contingencies,” FAS No. 57, “Related Party Disclosures,” and FAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and incorporates without change the provisions of FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Other, an Interpretation of FASB Statement No. 5, which is being superseded”. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 will be effective to the company on a prospective basis to guarantees issued or modified after 31 December 2002. The disclosure requirements in this Interpretation are effective for financial statements of periods ending after 15 December 2002. This Interpretation has no current impact on the company but could affect the accounting in the future, should the company issue guarantees.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation— Transition and Disclosure—an Amendment of SFAS No. 123.” This statement provides two additional transition methods for companies electing to adopt the fair value accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” but does not change the fair value measurement principles of SFAS No. 123. This statement is not expected to have any significant impact on the company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” Under that Interpretation, certain entities known as “Variable Interest Entities” (VIE) must be consolidated by the “primary beneficiary” of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE’s in which a significant (but not a majority) variable interest is held, certain disclosures are required. The measurement principles of this Interpretation will be effective for the company’s financial statements for the year ending 31 December 2003. The Interpretation is not expected to have any significant impact on the financial position or results of operations.

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS—Continued

2.    Organization and Business

Genmab A/S is a biotechnology company engaged primarily in the discovery and development of human monoclonal antibodies derived from transgenic mouse technology for potential commercial applications. The company has focused on developing several products to treat inflammatory conditions, such as rheumatoid arthritis and psoriasis, and antibodies to treat cancer. Its activities have consisted primarily of pre-clinical and clinical development of therapeutic antibody products.

The company was founded in 1999 by GenPharm International, Inc, a wholly-owned subsidiary of Medarex, Inc., through the purchase of a shell company that was formed in June 1998, but had not conducted any business activities.

The company has three wholly-owned subsidiaries: Genmab B.V. which was incorporated in The Netherlands in 2000 and focuses on the discovery and development of antibodies; Genmab, Inc. which started in July 2001 and is mainly focused on conducting clinical trials in the US and Canada on behalf of the Genmab group; and Genmab Ltd, an empty shell company that was formed in the United Kingdom in 2001. This entity is currently not active. Genmab A/S also holds equity interests in a number of strategic partners.

As of 31 December 2002, the company has not recognized any revenues to date and, accordingly, is considered a development stage company in accordance with SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.” The company has not generated any revenues nor is there any assurance of significant future revenues from its development activities. The research and development activities engaged in by the company involve a high degree of risk and uncertainty. The ability of the company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors could include, but are not limited to, the need for additional financing, the reliance on collaborative arrangements for research and development, marketing and product commercialization and the ability to develop or obtain manufacturing, sales and marketing capabilities. Additional factors could include maintaining patents and proprietary technologies, technological change and risk of obsolescence, development of products, competition, government regulations and regulatory approval, and product liability exposure. As a result of the aforementioned factors and related uncertainties, there can be no assurance of the company’s future success.

3.    Other Income, net

	12 months ended 31 December 2002	12 months ended 31 December 2002	12 months ended 31 December 2001	12 months ended 31 December 2000	Total since inception
	DKK’000 (Unaudited)	USD’000 (Unaudited)	DKK’000	DKK’000	DKK’000 (Unaudited)
Realized gains on securities	13,369	1,888	4,679	—	18,048
Exchange rate gains	16,581	2,342	10,997	34,543	62,120
Realized loss on securities	(14,059)	(1,985)	(349)	—	(13,554)
Impairment loss on other securities and equity interests	(5,858)	(827)	(14,227)	—	(20,085)
Exchange rate losses	(29,371)	(4,147)	(27,054)	(1,068)	(58,350)

	(19,338)	(2,729)	(25,954)	33,475	(11,821)

For a discussion on impairment losses on investment securities, please refer to note 9.

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS—Continued

4.    Income Taxes

The provision for income taxes for the 12 month period ended 31 December 2002; 2001 and 2000 is DKK 200 thousand, DKK 5 thousand, and DKK 0, respectively. Besides the calculated tax for 2002, a total of DKK 126 thousand related to prior years has been expensed. A reconciliation of the provision for income taxes and the amount computed by applying the applicable tax rate of 30% to income before tax is as follows:

	12 months ended 31 December 2002	12 months ended 31 December 2002	12 months ended 31 December 2001	12 months ended 31 December 2000
	DKK’000 (Unaudited)	USD’000 (Unaudited)	DKK’000	DKK’000
Income taxes at statutory rate	(143,126)	(20,209)	(55,690)	(7,372)
Permanent differences	2,267	320	989	559
Permanent differences related to expensed warrants	1,595	225	3,014	1,403
Change in valuation allowance to unrealized gains and losses	575	81	5,962	(5,765)
Other changes	(2,035)	(287)	—	—
Change in tax rate	(89)	(13)	—	371
Adjustment to prior years’ deferred tax	(2,737)	(386)	—	—
Other changes in deferred tax valuation allowance	143,876	20,315	45,730	10,804

Provision for income taxes	326	46	5	0

At 31 December 2002, the parent company had net tax loss carry-forwards of approximately DKK 656,836 thousand of which DKK 199,941 thousand expire in years 2004 through 2006. DKK 456,895 thousand can be carried forward without limitation. In addition, the parent company had deductible temporary differences of approximately DKK 26,419 thousand.

For local tax purposes, the subsidiaries had net tax loss carry-forwards and deductible temporary differences totaling DKK 4,541 thousand.

Significant components of the deferred tax assets are as follows:

	31 December 2002	31 December 2002	31 December 2001	31 December 2000
	DKK’000 (Unaudited)	USD’000 (Unaudited)	DKK’000	DKK’000
Tax deductible losses	662,335	93,521	199,985	61,376
Licenses and rights	27,672	3,907	11,251	3,822
Property and equipment	(5,509)	(778)	(800)	(718)
Other temporary differences	3,298	466	(2,226)	(8,700)

Accumulated temporary differences	687,796	97,116	208,210	55,780

Deferred tax asset, calculated at 30%	206,339	29,135	62,463	16,734
Valuation allowance	(206,339)	(29,135)	(62,463)	(16,734)

	0	0	0	0

For financial reporting purposes, the value of the net deferred tax asset has been reduced to zero due to uncertainties with respect to the company’s and the group’s ability to generate sufficient taxable income in the future.

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS—Continued

5.    Marketable Securities

All marketable securities are deemed by management to be available for sale and are reported at fair value. The company’s portfolio of marketable securities has an average duration of less than 12 months and no securities have more than three years to maturity. The company has classified all investments as short-term since it has the intent and ability to sell or redeem them within the year.

	31 December 2002	31 December 2002	31 December 2001
	DKK’000 (Unaudited)	USD’000 (Unaudited)	DKK’000
Cost at the end of the period	1,116,313	157,622	1,432,719
Unamortized cost	737	104	(4,188)

Total amortized costs at the end of the period	1,117,050	157,726	1,428,531
Unrealized gain (loss) at the end of the period	(1,261)	(178)	4,843

Net book value	1,115,789	157,548	1,433,374

Specification of Portfolio as of 31 December 2002

	Cost	Cost	Market Value	Market Value
	DKK’000 (Unaudited)	USD’000 (Unaudited)	DKK’000 (Unaudited)	USD’000 (Unaudited)
Kingdom of Denmark bonds	953,882	134,687	955,541	134,921

US Government and Federal Agency Notes	162,431	22,935	160,248	22,627

Total securities	1,116,313	157,622	1,115,789	157,548

All of the above marketable securities mature in less than one year.

Specification of Portfolio as of 31 December 2001

	Cost	Cost	Market Value	Market Value
	DKK’000	USD’000 (Unaudited)	DKK’000	USD’000 (Unaudited)
Kingdom of Denmark bonds	1,165,323	164,543	1,167,075	164,790
Other securities denominated in DKK	139,437	19,688	140,095	19,781

Total DKK-denominated securities	1,304,760	184,231	1,307,170	184,571

US Government and Federal Agency Notes	76,711	10,832	77,830	10,990
Corporate Notes	51,248	7,236	48,374	6,830

Total USD-denominated securities	127,959	18,068	126,204	17,820

Total securities	1,432,719	202,299	1,433,374	202,391

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS—Continued

6.    Plant and Equipment

	31 December 2002	31 December 2002	31 December 2001
	DKK’000 (Unaudited)	USD’000 (Unaudited)	DKK’000
Machinery and other equipment	51,652	7,293	35,379
Fixed assets under construction	62,369	8,806	14,177
Leasehold improvements	32,778	4,628	5,814

Cost at the end of the period	146,799	20,727	55,370
Accumulated depreciation at the end of the period	(16,385)	(2,313)	(4,617)
Impairment loss on fixed assets under construction	(42,170)	(5,954)	—

Net book value	88,244	12,460	50,753

The impairment loss of DKK 42,170 thousand relates to the planned manufacturing facility, which was indefinitely postponed in 2002. In addition, related costs totaling DKK 737 thousand were incurred after the postponement decision was made. This cost was included in the DKK 42,907 thousand impairment loss shown in the statement of operations.

7.    Licenses and Rights

	31 December 2002	31 December 2002	31 December 2001
	DKK’000 (Unaudited)	USD’000 (Unaudited)	DKK’000
Cost at the end of the period	152,484	21,531	152,484
Accumulated amortization at the end of the period	(87,884)	(12,410)	(57,387)

Net book value	64,600	9,121	95,097

8.    Depreciation and Amortization

	12 months ended 31 December 2002	12 months ended 31 December 2002	12 months ended 31 December 2001	12 months ended 31 December 2000	Total since inception
	DKK’000 (Unaudited)	USD’000 (Unaudited)	DKK’000	DKK’000	DKK’000 (Unaudited)
Licenses and rights (amortized)	30,497	4,306	30,497	19,157	87,884
Property and equipment (depreciated)	16,971	2,396	3,975	609	21,587

	47,468	6,702	34,472	19,766	109,471

Depreciation and amortization was classified as follows:
Research and development costs	42,996	6,071	33,774	19,414	103,917
General and administrative expenses	4,472	631	698	352	5,554

	47,468	6,702	34,472	19,766	109,471

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS—Continued

9.    Other Securities and Equity Interests

	31 December 2002	31 December 2002	31 December 2001
	DKK’000 (Unaudited)	USD’000 (Unaudited)	DKK’000
Cost at the end of the period	31,755	4,484	29,916
Impairment loss	(20,085)	(2,836)	(14,227)

Net book value	11,670	1,648	15,689

Other securities and equity interests consist of equity shares in Oxford GlycoSciences Plc., with a market value of approximately DKK 1,420 thousand as of 31 December 2002, shares in a privately held British biotech company Scancell Ltd., at a cost of DKK 8,411 thousand, and shares in a privately held British biotech company Paradigm Therapeutics Ltd., at a cost of DKK 1,839 thousand. All companies are strategic partners of Genmab. As of 31 December 2002, the company has recognized impairment losses totaling DKK 20,085 thousand related to the equity shares in Oxford GlycoSciences as the loss derived from price fluctuations is considered “other than temporary.” The investments in Scancell and Paradigm Therapeutics are currently measured at cost.

10.    Payable Technology Rights

In 2000, Genmab entered into a Genomics Agreement with Medarex, Inc. See note 14 for additional details. The agreement requires the company to pay USD 2 million annually for four consecutive years beginning at 26 August 2001. The company has calculated the net present value of these payments using an interest rate of 5.71% per annum, and capitalized this amount as licenses and rights. A corresponding amount has been recorded as a liability in the balance sheet. The company has recognized imputed interest on the outstanding payments.

11.    Share Capital

In February 1999, Medarex and Bankforeningernes Erhvervsudviklingsforening Biomedicinsk Udvikling, BI Asset Management Fondsmæglerselskab A/S, Lønmodtagernes Dyrtidsfond, A/S Dansk Erhvervsinvestering and Leif Helth Care A/S (the “Bank Invest Group”) entered into an agreement in which the Bank Invest Group invested approximately DKK 35.4 million of cash in exchange for an approximate 45% equity interest in the company. Concurrently, Medarex granted Genmab a limited number of licenses to develop and commercialize a portfolio of human antibodies derived from its HuMAb-Mouse Technology and retained an approximate 45% equity interest through its wholly owned subsidiary GenPharm International, Inc.

In May 1999 and March 2000, Medarex and the Bank Invest Group made additional contributions to the company in proportion to their existing equity interests. The Bank Invest Group invested approximately DKK 49 million of cash and Medarex granted the company an additional number of fully paid licenses along with an unlimited number of royalty bearing licenses to develop additional antibodies. After the March 2000 contributions, Medarex and the Bank Invest Group each owned approximately 45% of Genmab’s outstanding common shares.

In June 2000, Genmab completed a private offering where it received approximately DKK 321 million from Medarex, the Bank Invest Group and new investors who subscribed to a total of 576,646 new shares. A total of 27,976 new shares were issued to Medarex in connection with a Genomics Agreement and the grant of an option of up to four antibodies obtained through an agreement with Eos Biotechnology. In August 2000, Genmab’s shareholders approved a conversion of all existing classes of shares to one class of ordinary shares and a bonus

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS—Continued

11.    Share Capital (continued)

share issuance of nine ordinary shares for each ordinary share. Following the issuance of the additional shares to Medarex and the bonus shares, the company had 15,812,020 outstanding ordinary shares.

In October 2000, Genmab completed an Initial Public Offering with a dual listing on the Copenhagen Stock Exchange and the Neuer Markt of the Frankfurt Stock Exchange. The global offering, which constituted 6,000,000 new shares equaling approximately 28% of the company’s issued share capital after the listing, consisted of a public offering in both Denmark and Germany and a concurrent international offer to institutional investors outside the US and a private placement in the US to qualified institutional buyers under Rule 144A.

In May 2002, Genmab entered into a collaboration agreement with Roche. Following this agreement, Roche subscribed to 880,100 shares in the company in June 2002.

In December 2002, the company delisted from the Neuer Markt of the Frankfurt Stock Exchange. The primary reason for this delisting was that trading in this market was limited compared to the administrative burdens in connection with the listing.

At 31 December 2002, the total number of outstanding shares was 22,716,620. Each share has a nominal value of DKK 1 and one vote.

12.    Warrants

Warrant Scheme

Genmab A/S has a warrant scheme which has the primary objective of giving those who help build the company an opportunity to share in the value of the business that they are helping to create. The warrant scheme is meant to provide an incentive for all company employees, including those in the subsidiaries, members of the board of directors and members of the management as well as external consultants.

Warrants are granted by the board of directors in accordance with authorizations given to the board by the company’s shareholders.

Under the terms of the warrant scheme, warrants are granted by the board of directors at their meetings at an exercise price equal to the share price on the date of the meeting. According to the company’s Articles of Association, the exercise price cannot be established at a price lower than the market price on the grant date.

Warrants granted under the existing warrant scheme cannot be exercised immediately. The terms of the scheme state that one-half of warrants granted can be exercised one year after the grant date with the other half exercisable two years after the grant date. The exercise period lasts for three years from the date when a warrant first becomes exercisable. If the warrants are not exercised within these periods, they lapse.

The exercise of warrants is not conditional upon continued employment or affiliation with Genmab. However, if the warrant holder exercises warrants, then upon cessation of employment or affiliation, except in the event of termination by the company without cause or cessation from the company’s breach of the employment or affiliation contract, the holder is obligated to offer to sell a specified percentage of shares issued back to the company according to the following schedule:

•	75% of shares if termination occurs in the second year after grant.

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS—Continued

12.    Warrants (continued)

•	50% of shares if termination occurs in the third year after grant.

•	25% of shares if termination occurs in the fourth year after grant.

The repurchase price to be paid for the shares by the company in these instances is the warrant holder’s original exercise price. Accordingly, the warrant holder will not be able to profit on shares sold back to the company.

The warrant scheme contains anti-dilution provisions if changes occur in the company’s share capital prior to the exercise.

Warrant Activity

In February 1999, the company’s shareholders authorized the board of directors to grant 250,000 warrants. In January 2000, the company’s shareholders authorized the board of directors to grant an additional 600,000 warrants. The number of warrants authorized was increased by an additional 1,257,730 warrants in June 2000 and 2,163,533 in August 2000. Accordingly, as per 31 December 2002, the board of directors has been authorized to grant a total of 4,271,263 warrants.

The following schedule specifies the warrant grants. The classification of warrant holders has been updated to reflect the current status of the individual warrant holders; i.e. if a non-employee consultant has been granted warrants and subsequently has been employed by the company, such person will be included in the category of employees. As a result, the updated totals of the individual groups may differ from information disclosed in previously issued financial statements.

A summary of warrant activity and related information for the company’s warrant compensation plans is as follows:

	12 months ended 31 December 2002	12 months ended 31 December 2001	12 months ended 31 December 2000	12 months ended 31 December 2002	12 months ended 31 December 2002	12 months ended 31 December 2001	12 months ended 31 December 2000
	Number of warrants	Number of warrants	Number of warrants	Weighted average exercise price	Weighted average exercise price	Weighted average exercise price	Weighted average exercise price
	(Unaudited)			DKK (Unaudited)	USD (Unaudited)	DKK	DKK
Outstanding at the beginning of the period	3,403,300	2,289,000	—	108.38	15.30	89.47	—
Granted	857,775	1,114,300	2,289,000	102.40	14.46	147.22	89.47
Exercised	(24,500)	—	—	55.29	7.81	—	—

Outstanding at the end of the period	4,236,575	3,403,300	2,289,000	107.48	15.18	108.38	89.47

Warrants available for future grants at the end of the year	10,188

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS—Continued

12.    Warrants (continued)

Weighted average exercise price of warrants issued in 2002 and 2001:

	12 month period ended 31 December 2002	12 month period ended 31 December 2001
	DKK	DKK
(Unaudited)
Warrants issued at a discount	—	148.00
Warrants issued at market price Warrants issued at a premium	102.40 —	147.04 —

Weighted average grant date fair value of warrants granted in 2002 and 2001:

	12 month period ended 31 December 2002	12 month period ended 31 December 2001
	DKK	DKK
(Unaudited)
Warrants issued at a discount	—	70.54
Warrants issued at market price Warrants issued at a premium	80.69 —	52.34 —

Compensation Costs Relating to Warrants

The cost relating to warrants granted to employees is based on the intrinsic value of the outstanding warrants at each balance sheet date. Once the compensation costs have been expensed, they are not reversed, even if the intrinsic value of the warrants decreases. The total cost recognized in the statement of operations for warrants granted to employees was DKK 647 thousand for the year ended 31 December 2002 compared to DKK 2,783 thousand in 2001 and DKK 0 thousand in 2000.

The cost relating to warrants granted as compensation to non-employee consultants is based on the fair value of the outstanding warrants at each balance sheet date, and is calculated using the Black Scholes pricing model. Once the compensation costs have been expensed, they are not reversed, even if the fair value of the warrants decreases. The total compensation costs to non-employees for the year ended 31 December 2002 were DKK 4,668 thousand compared to DKK 7,264 thousand in 2001 and DKK 4,677 in 2000.

During 2002, employees, board members and non-employee consultants accepted a modification to the existing warrant program. The modification changed the repurchase condition and, accordingly, the outstanding warrants are no longer considered variable for accounting purposes. Therefore, the outstanding warrants are not revalued at each balance sheet date.

The grant of 212,500 warrants made on 6 March 2001 was subsequently re-priced by reducing the exercise price from DKK 222 to DKK 148 following the extraordinary board meeting of Genmab on 30 July 2001. According to FIN 44, this re-pricing triggers variable accounting under APB 25. This means that the ultimate charge recognized for this grant of warrants should be based on the intrinsic value at the point of exercise. Until

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS—Continued

12.    Warrants (continued)

that time, charges in each fiscal year should be based on the intrinsic value at the end of that year i.e. the charge for these warrants should be “marked to market.”

The issued and outstanding warrants to shareholders, board members, employees and non-employee consultants as of 31 December 2002 are summarized as follows:

		Warrants outstanding				Warrants exercisable
Exercise price	Warrants exercisable from	Number of warrants outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Weighted average exercise price	Number of warrants exercisable	Weighted average exercise price	Weighted average exercise price
				DKK (Unaudited)	USD (Unaudited)		DKK (Unaudited)	USD (Unaudited)
DKK 33.70	26 September 2003	414,925	4.23	33.70	4.76	—	—	—
DKK 48.90	11 February 2001	544,500	1.64	48.90	6.90	544,500	48.90	6.90
DKK 59.70	26 June 2001	1,411,500	2.06	59.70	8.43	1,411,500	59.70	8.43
DKK 116.00	5 December 2002	84,000	3.43	116.00	16.38	42,000	116.00	16.38
DKK 117.50	7 November 2002	254,300	3.35	117.50	16.59	127,150	117.50	16.59
DKK 139.50	28 June 2003	210,000	3.99	139.50	19.70	—	—	—
DKK 148.00	6 March 2002	212,500	2.68	148.00	20.90	106,250	148.00	20.90
DKK 165.00	30 July 2002	563,500	3.08	165.00	23.30	281,750	165.00	23.30
DKK 183.00	20 March 2003	18,750	3.72	183.00	25.84	—	—	—
DKK 190.00	15 February 2003	139,100	3.63	190.00	26.83	—	—	—
DKK 196.00	7 March 2003	75,000	3.68	196.00	27.68	—	—	—
DKK 300.00	6 December 2001	308,500	2.43	300.00	42.36	308,500	300.00	42.36

DKK 33,70 to
DKK 300,00		4,236,575	2.70	107.48	15.18	2,821,650	101.17	14.29

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS—Continued

13.    Internal Shareholders

	Number of ordinary shares owned as of 31 December 2002	Number of warrants held as of 31 December 2002
	(Unaudited)	(Unaudited)
Board of Directors
Lisa N. Drakeman	301,440	505,000
Jesper Zeuthen	62,255	85,000
Ernst Schweizer	91,840	72,000
Irwin Lerner	—	60,000
Michael Widmer	—	50,000
Karsten Havkrog Pedersen	—	25,000

	455,535	797,000

Management
Lisa N. Drakeman, see above	—	—
Jan van de Winkel	42,000	280,000
Claus Juan Møller-San Pedro	128,375	330,000
Michael Wolff Jensen	5,500	190,000

	175,875	800,000

Total	631,410	1,597,000

14.    Related Party Transactions

At 31 December 2002, Medarex, Inc. owned approximately 31% of the outstanding shares of the company through its wholly owned subsidiary, GenPharm International, Inc.

During 1999 and 2000, Medarex granted 16 fully paid-up exclusive licenses to the company to use its HuMAb-Mouse and TC Mouse technology to produce human monoclonal antibodies for 16 antigens to be specified by the company. In addition, Medarex granted Genmab a non-exclusive license to use the HuMAb technology to produce human monoclonal antibodies for an unlimited number of antigens. The licenses contributed to Genmab by Medarex have been recorded at their value on the date of contribution, and are supported by independent valuation studies. These licenses are being amortized using the straight-line method over an estimated useful life of five years.

In 2000, the Company and Medarex entered into a manufacturing agreement under which Medarex will produce antibodies to be used by the Company in the clinical testing phase of product development. The Company has also entered into manufacturing agreements with third party suppliers, and accordingly Medarex is not the Company’s sole source for antibody production capacity.

In 2000, Genmab entered into the Genomics Agreement, pursuant to which Medarex granted the company the exclusive rights to market its transgenic mouse technologies for multi-target (five or more targets) European genomics partnerships. Genmab’s territory includes companies with European headquarters that have either developed or gained access to genomics or other novel targets. The company may also conduct business with any company it may choose for non multi-target (less than five targets) agreements. In exchange for the rights granted to Genmab by Medarex under the Genomics Agreement, the company issued 27,976 shares to Medarex. Such amounts were assigned at a value of DKK 16,702 thousand, equal to USD 2 million, at the exchange rate prevailing at the date of issuance.

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS—Continued

14.    Related Party Transactions (continued)

Beginning in 2001, the Genomics Agreement states that the company will pay Medarex USD 2 million per year for four years ending in 2004. This obligation has been recorded to include imputed interest. The 2002 payment has not been settled yet and is, therefore, included in accounts payable. The Genomics Agreement has an initial term of five years with a right exercisable by the company to extend the term for an additional two years. Licenses and rights contributed to Genmab in connection with the Genomics Agreement with Medarex have been recorded at historic cost for the initial fee and the net present value for the remaining four payments. The obligation related to the net present value of the remaining payments is included in liabilities and is allocated between current and non-current payable technology rights. The amortization is based on the straight-line method over its estimated useful life of five years.

The partnering model entered into between Medarex and Genmab in the Genomics Agreement is based on collaboration, cost sharing and shared commercial rights. In a typical collaboration, the target company will contribute five or more targets to the alliance. Genmab and Medarex will jointly contribute the antibody products to the targets. For each product to be developed, the target company will pay half the development costs and Genmab and Medarex together will pay equally the other half. Genmab and Medarex together may also make their full repertoire of antibody development capabilities available to the collaborations, including pre-clinical and clinical research and manufacturing capacity.

In June 2001, Genmab and Medarex entered into a collaboration agreement to develop HuMax-Inflam. Under the agreement, the parties will share the cost associated with the pre-clinical and clinical development of the product and will share the commercialization rights and royalties.

The Company has paid Medarex for manufacturing services and reimbursement of administrative expenses. For 2002, 2001 and 2000 the Company has recorded transactions totalling DKK 105,880 thousand, DKK 23,949 thousand and DKK 21,866 thousand, respectively in connection with these agreements. In addition the Company paid DKK 16,912 thousand to Medarex in connection with the Genomics Agreement in 2001.

Medarex reimbursed the Company DKK 512 thousand, and DKK 136 thousand for the 12 month periods ended December 31, 2001 and 2000, respectively, for costs occurred at their behalf. No significant costs have been reimbursed in 2002. In 2001 and partly in 2002, the Company leased from Medarex a limited area of of XXX space in Princeton New Jersey, USA. This leasing transaction is not considered material.

In addition to the payable technology rights, the Company has recorded payables to Medarex of DKK 25,339 thousand as of 31 December 2002.

Other licenses previously contributed to Genmab by Medarex have been recorded at their value on the date of contribution, and are supported by independent valuation studies. These licenses arc also being amortized usine die straight-line method over an estimated useful life of five years.

The company has identified other related parties as being GenPharm, Oxford GlycoSciences, Scancell, Paradigm Therapeutics, its own subsidiaries and its officers and directors. No significant transactions, which are not eliminated in the consolidation, have taken place with these other related parties, other than disclosed in the financial statements.

15.    Research and Development Agreements

In 2001 the Company entered into an agreement with Immunex Corporation (“Immunex”) for the exclusive worldwide rights to Immunex’s patent estate relating to antibodies towards IL15 and IL15r. Immunex retains an

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS—Continued

15.    Research and Development Agreements (continued)

option exercisable afier Phase II clinical trials have been completed, to commercialize the resulting product. Upon exercise of the option, Immunex would be obligated to pay to the Company license fees, milestone payments as well as be obligated to share future profits with the Company. Immunex would also be responsible for all future development costs. Subsequent to signing the agreement, Immunex was acquired by Amgen, who has succeded in the rights and obligations under this agreement.

Also in 2001 the Company announced a broad antibody development collaboration with Hoffman-La Roche Ltd. for the creation and development of human antibody therapeutics products towards targets identified by Roche. The Company is to undertake research and development activities whereas Roche will undertake commercialization after filing of biologies license application. The Company will receive certain milestone and royalty payments depending the successful development of products.

During 2001, the Company entered into a number of additional agreements with parties such as Scancell, deCode and Glaucus to develop new antibody therapeutic products. The collaborations will utilize novel disease targets discovered by the partners. The companies will focus on several therapeutic areas. The alliances are mainly multi-target alliances based on the Company’s Genomics Agreement with Medarex and a number of partners have already identified initial groups of disease targets using genomics or other capabilities.

In 2002, the Company has announced a broad expansion of their current collaboration with Roche for the creation and development of human antibody therapeutic products for life-threatening and debilitating diseases Roche also made an equity investment totaling USD 20 million at a price of DKK 180 per share. This expanded program involves a number of new disease targets from Roche. Genmab expects to initiate approximately fifteen new projects in the coming years across a number of therapeutic areas.

During 2002, the Company entered into a number of additional agreements with parties such as Bionomics, Paradigm Therapeutics, ACE BioSciences and Semaia to develop new antibody therapeutic products. The collaborations will utilize novel disease targets discovered by the partners. The companies will focus on several therapeutic areas. No material costs have yet been incurred in connection with these agreements.

16.    Commitments and Contingencies

Leases

The Group leases office space under operating leases, which are not cancelable until 2006. At 31 December 2002, future minimum payments under the office leases were as follows:

	DKK’000 (Unaudited)	USD’000 (Unaudited)
2003	10,695	1,510
2004	9,589	1,354
2005	7,521	1,062
2006	4,058	573

	31,863	4,499

For the years ended 31 December 2002, 2001 and 2000 the Group recorded rent expenses of DKK 12,565 thousand, DKK 3,966 thousand and DKK 517 thousand, respectively.

GENMAB A/S (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS—Continued

16.    Commitments and Contingencies (continued)

Finance Leases

The Group has entered into finance lease contracts with respect to cars and laboratory equipment. The lease liability regarding these contracts has been recognized in the balance sheet. Future minimum lease payments under such finance leases and the net present value as of the end of December 2002 are as follows:

	DKK’000 (Unaudited)	USD’000 (Unaudited)
Minimum lease payments
Within 1 year	3,542	500
From 1 to 5 years	11,506	1,625

	15,048	2,125
Future finance charges	(1,259)	(178)

Total	13,789	1,947

Net present value of future payments
Within 1 year	3,709	524
From 1 to 5 years	10,080	1,423

Total	13,789	1,947

Other Purchase Obligations

The company has entered into a number of agreements, mainly within the area of manufacturing services related to the research and development activities. The agreements will lead to the following future payments:

	DKK’000 (Unaudited)	USD’000 (Unaudited)
2003	56,729	8,010
2004	5,190	733
2005	3,420	483

	65,339	9,226

License Agreements

The company is a party to a number of license agreements which call for royalties to be paid by the company if and when the company commercializes products utilizing the licensed technology.

17.    Subsequent Events

On 9 January 2003, Genmab announced that it had achieved the first milestone in its collaboration with Roche, as a human antibody generated by Genmab had effectively reached proof of concept in an animal disease model. Under the agreement with Roche, Genmab will receive milestone payments as well as royalty payments on products. This first milestone did not trigger any additional cash payment to Genmab. On 27 and 29 January 2003, Genmab announced that the US FDA approved both the start of two Phase II open label studies using HuMax-CD4 to treat cutaneous T-cell lymphoma (CTCL) and a Phase II study using HuMax-IL15 to treat RA. On 7 February 2003, Genmab announced new pre-clinical data on HuMax-CD20 and HuMax-EGFr, which indicated that both antibodies appeared to have positive effects in the treatment of cancer.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2003, which will be filed on or before April 30, 2003, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2003, which will be filed on or before April 30, 2003, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder

Matters

The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2003, which will be filed on or before April 30, 2003 and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2003, which will be filed on or before April 30, 2003, and is incorporated herein by reference.

Item 14.    Controls and Procedures

Evaluation of disclosure controls and procedures:    The Company’s principal executive and financial officers reviewed and evaluated the Company’s disclosure and procedures (as defined in Securities Exchange Act Rule 13a-14) as of a date within 90 days before the filing date of this Form 10-K. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

Changes in internal controls:    There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation.

Limitations on the Effectiveness of Controls:    The Company’s management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item Number
(a).1. (a)	Consolidated Financial Statements—Medarex, Inc.

Report of Independent Auditors.

Consolidated Balance Sheets as of December 31, 2001 and 2002.

Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002.

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2000, 2001 and 2002.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002.

Notes to Consolidated Financial Statements.

(a).1.(b)	Consolidated Financial Statements—Genmab A/S (A Development Stage Company)

Report of Independent Accountants.

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Operations for the twelve months ended December 31, 2002, 2001 and 2000.

Consolidated Statements in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

(a).2.	Financial Statement Schedules.

All financial statement schedules for which provision is made in the applicable Accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable because the required information is included in the consolidated financial statements or related notes thereto.

(a).3.	Exhibits.

2.1(1)	Certificate of Merger, dated June 15, 1989, including Plan of Merger.

2.2(18)	Agreement and Plan of Merger among Medarex, Inc., Medarex Acquisition Corp. and Houston Biotechnology Incorporated dated December 18, 1996, together with the exhibits thereto.

2.3(28)	Amended and Restated Agreement and Plan of Reorganization among the Registrant, Medarex Acquisition Corp. and GenPharm International, Inc., dated as of May 5, 1997, together with Exhibits thereto.

3.1(56)	Restated Certificate of Incorporation, as amended, of the Registrant.

3.2(1)	Amended and Restated By-laws of the Registrant.

4.1(1)	Form of Specimen of Common Stock Certificate.

10.3(1)	1991 Employee Stock Option Plan.

10.5(1)	Joint Venture Agreement by and among Trustees of Dartmouth College, Essex Medical Products, Inc. and the Registrant, dated as of July 15, 1987.

10.6(1)	Exclusive License Agreement by and between Trustees of Dartmouth College and the Registrant, dated July 15, 1987.

10.7(1)	Non-Exclusive License Agreement by and between Trustees of Dartmouth College and the Registrant, dated July 15, 1987.

10.8(1)	Assignment Agreement by and between the Registrant and Michael W. Fanger, dated July 15, 1987.

10.10(1)	Assignment Agreement by and between the Registrant and Paul M. Guyre, dated July 15, 1987.

10.12(1)	Assignment Agreement by and between the Registrant and Edward Ball, dated July 15, 1987.

10.14(1)	Stock Purchase Agreement among Essex Vencap, Inc. and Medarex Founders and the Registrant, dated as of June 15, 1989.

10.23(1)	Agreement dated as of May 16, 1991 by and among Trustees of Dartmouth College and the Registrant relating to the assignment of certain patents and the modification of the Joint Venture Agreement.

10.24(1)	Assignment of certain patent rights by Trustees of Dartmouth College to the Registrant dated May 16, 1991.

10.28(1)	Employment Agreement by and between the Registrant and Dr. Donald Drakeman, dated as of April 1, 1991, as amended.

10.37(3)	Employment Agreement by and between the Registrant and Michael A. Appelbaum, dated as of July 29, 1991.

10.51(8)	1992 Employee Stock Option Plan.

10.52(10)	Lease of Registrant’s Laboratory Facility (Annandale, New Jersey).

10.53(11)	Amendment to Lease of Registrant’s Laboratory Facility (Annandale, New Jersey).

10.56(12)	Consulting Agreement dated February 10, 1994 by and between the Registrant and Dr. Julius A. Vida.

10.57(13)**	Letter of Intent dated March 30, 1994 between the Registrant and E. Merck.

10.61(9)	1995 Stock Option Plan.

10.62(9)	Stock Purchase Agreement dated May 16, 1995 between the Registrant and Novartis, Inc.

10.73(23)**	Release and Settlement Agreement, dated March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan Tobacco, Inc. and GenPharm International, Inc.

10.74(24)**	Cross License Agreement, effective as of March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan Tobacco, Inc. and GenPharm International, Inc.

10.75(25)**	Interference Settlement Procedure Agreement, effective as of March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan Tobacco, Inc. and GenPharm International, Inc.

10.81(33)	Rights Exchange Agreement dated as of June 10, 1998 between the Registrant and BCC Acquisition I LLC, together with the exhibits thereto.

10.84(36)**	Shareholders Agreement dated February 25, 1999 among Medarex, Inc., GenPharm International, Inc., BankInvest, BI Asset Management, Fondsmaeglerselskab A/S and certain other investors.

10.85(37)**	Evaluation and Commercialization Agreement dated as of February 25, 1999 among Medarex, Inc., GenPharm International, Inc. and Genmab.

10.86(30)	Medarex, Inc. Executive Deferred Savings Plan.

10.87(39)	Agreement of Lease dated July 7, 1999 between McCarthy Associates Limited and the Registrant.

10.88(40)	Medarex, Inc. 1997 Stock Option Plan.

10.89(41)	Medarex, Inc. 1999 Stock Option Plan.

10.99(51)**	Agreement dated December 21, 1999 among the Registrant, GenPharm, and Immuno-Designed Molecules S.A.

10.104(57)	Medarex, Inc. 2000 Stock Option Plan.

10.105(58)	Medarex, Inc. 2000 Non-Director/Officer Employee Stock Option Plan.

10.106(59)	Medarex, Inc. 2001 Non-Director/Officer Employee Stock Option Plan.

10.107(60)	Medarex, Inc. 2001 Stock Option Plan.

10.108(61)	Medarex, Inc. 2002 Employee Stock Purchase Plan.

10.109(62)	Medarex, Inc. 2002 New Employee Stock Option Plan.

10.110(63)**	Collaboration and License Agreement, dated September 4, 2002, between the Registrant, Genpharm International, Inc. and Kirin Brewery Co., Ltd.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers.

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-39956) filed on April 12, 1991.
(8)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K filed on March 15, 1993.
(9)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Post-Effective Amendment No. 5 to Registration Statement on Form S-1 (File No. 33-57366) filed on September 15, 1995.
(10)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 1993.
(11)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 1993.
(12)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K filed on February 15, 1994.
(13)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-75324) filed on June 28, 1994.
(18)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 (File No. 333-20119) filed on January 22, 1997.
(23)	Incorporated by reference to Exhibit Number 10.44 to Cell Genesys, Inc.’s Annual Report on Form 10-K/A filed on May 1, 1997.
(24)	Incorporated by reference to Exhibit Number 10.45 to Cell Genesys, Inc.’s Annual Report on Form 10-K/A filed on May 1, 1997.
(25)	Incorporated by reference to Exhibit Number 10.46 to Cell Genesys, Inc.’s Annual Report on Form 10-K/A filed on May 1, 1997.
(28)	Incorporated by reference to Exhibit Number 2.1 to the Registrant’s Registration Statement on Form S-4 (No. 333-29953) filed on June 25, 1997.
(30)	Incorporated by reference to Exhibit Number 10.74 to the Registrant’s current Report on Form 8-K filed on March 31, 1998.

(33)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Current Report on Form 8-K filed on June 15, 1998.
(36)	Incorporated by reference to Exhibit Number 10.80 to the Registrant’s Current Report on Form 8-K filed on August 11, 1999.
(37)	Incorporated by reference to Exhibit Number 10.81 to the Registrant’s Current Report on Form 8-K filed on August 11, 1999.
(39)	Incorporated by reference to Exhibit Number 10.83 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 1999.
(40)	Incorporated by reference to Exhibit Number 10.84 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 1999.
(41)	Incorporated by reference to Exhibit Number 10.85 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 1999.
(51)	Incorporated by reference to Exhibit Number 10.9 to the Registrant’s Current Report on Form 8-K filed on January 26, 2000.
(52)	Incorporated by reference to Exhibit Number 10.10 to the Registrant’s Current Report on Form 8-K filed on January 26, 2000.
(56)	Incorporated by reference to Exhibit Number 4(b) to the Registrant’s Registration Statement on Form S-8 (File Number 333-39084) filed on June 12, 2000.
(57)	Incorporated by reference to Exhibit Number 10.1 to the Registrant’s Registration Statement on Form S-8 (File Number 333-39084) filed on June 12, 2000.
(58)	Incorporated by reference to Exhibit No. 10.1 to Registrant’s Registration Statement on Form S-8 (File Number 333-55222) filed on February 8, 2001.
(59)	Incorporated by reference to Exhibit No. 10.1 to Registrant’s Registration Statement on Form S-8 (File Number 333-55224) filed on February 8, 2001.
(60)	Incorporated by reference to Exhibit No. 10.1 to Registrant’s Registration Statement on Form S-8 (File Number 333-72154) filed on October 24, 2001.
(61)	Incorporated by reference to Exhibit No. 10.1 to Registrant’s Registration Statement on Form S-8 (File Number 333-91394) filed on June 28, 2002.
(62)	Incorporated by reference to Exhibit No. 10.1 to Registrant’s Registration Statement on Form S-8 (File Number 333-101698) filed on December 6, 2002.
(63)	Incorporated by reference to Exhibit No. 10.1 to Registrant’s Current Report on Form 8-K filed on September 18, 2002.

**	Confidential treatment has been granted with respect to specified portions of this exhibit.

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2003.

MEDAREX, INC.

By:	/s/ DONALD L. DRAKEMAN
Donald L. Drakeman President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald L. Drakeman, Director, President and Chief Executive Officer, and Christian S. Schade, Senior Vice President and Chief Financial Officer, and each of them, his true and lawful attorneys-in-fact and agents, with the full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

Principal Executive Officer and  Director:

Director, President and	/s/ DONALD L. DRAKEMAN
Chief Executive Officer	Donald L. Drakeman	Date March 28, 2003

Principal Financial Officer And Accounting Officer
Senior Vice President and	/s/ CHRISTIAN S. SCHADE
Chief Financial Officer	Christian S. Schade	Date March 28, 2003

Directors:

/s/ IRWIN LERNER
Irwin Lerner Chairman of the Board	Date March 28, 2003

/s/ MICHAEL A. APPELBAUM	Date March 28, 2003
Michael A. Appelbaum

/s/ FREDERICK B. CRAVES	Date March 28, 2003
Frederick B. Craves

/s/ MICHAEL W. FANGER	Date March 28, 2003
Michael W. Fanger

/s/ RONALD J. SALDARINI	Date March 28, 2003
Ronald J. Saldarini

Directors:

/s/ CHARLES R. SCHALLER	Date March 28, 2003
Charles R. Schaller

/s/ W. LEIGH THOMPSON, JR.	Date March 28, 2003
W. Leigh Thompson, Jr.

/s/ JULIUS A. VIDA	Date March 28, 2003
Julius A. Vida

CERTIFICATION

I, Donald L. Drakeman, certify that:

1.	I have reviewed this annual report on Form 10-K of Medarex, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ DONALD L. DRAKEMAN
Donald L. Drakeman President and Chief Executive Officer

CERTIFICATION

I, Christian S. Schade, certify that:

1.	I have reviewed this annual report on Form 10-K of Medarex, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/S/ CHRISTIAN S. SCHADE Christian S. Schade Senior Vice President and Chief Financial Officer