Form 10-Q
period 2003-03-31
MEDAREX INC
filed 2003-05-09
CIK 874255

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

The number of shares of common stock, $.01 par value, outstanding as of May 1, 2003 was 77,247,478 shares.

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2002	March 31, 2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,812	$74,238
Marketable securities	288,234	247,173
Prepaid expenses and other current assets	10,143	8,391

Total current assets	360,189	329,802
Property, buildings and equipment:
Land	6,624	6,624
Buildings and leasehold improvements	71,277	73,601
Machinery and equipment	31,821	33,407
Furniture and fixtures	3,963	4,021
Construction in progress	2,148	2,362

	115,833	120,015
Less accumulated depreciation and amortization	(18,522)	(22,098)

	97,311	97,917
Investments in Genmab	21,206	19,600
Investments in IDM	48,199	48,199
Investments in, and advances to, other affiliates and partners	11,982	13,082
Segregated cash	1,300	1,300
Other assets	8,864	8,280

Total assets	$549,051	$518,180

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$2,686	$2,969
Accrued liabilities	15,377	8,567
Deferred contract revenue - current	2,646	3,447

Total current liabilities	20,709	14,983
Deferred contract revenue - long-term	1,152	853
Other long-term obligations	47	2,553
Convertible subordinated notes	175,000	175,000
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—

Common stock, $.01 par value; 200,000,000 shares authorized; 77,725,376 shares issued and 76,929,984 outstanding at December 31, 2002 and 77,967,401 shares issued and 77,247,478 shares outstanding at March 31, 2003	777	780
Capital in excess of par value	630,279	631,121
Treasury stock, at cost 795,392 shares in 2002 and 719,923 shares in 2003	(2,001)	(1,811)
Deferred compensation	1,311	1,415
Accumulated other comprehensive income	5,380	6,512
Accumulated deficit	(283,603)	(313,226)

Total shareholders' equity	352,143	324,791

Total liabilities and shareholders' equity	$549,051	$518,180

See notes to these unaudited consolidated  financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,

	2002	2003

Sales	$100	$25
Contract and license revenues	7,613	2,174
Sales, contract and license revenues from Genmab (includes sales of $2,308 to Genmab in 2002)	3,058	1,765

Total revenues	10,771	3,964
Costs and expenses:
Cost of sales ($1,438 from sales to Genmab in 2002)	1,477	3
Research and development	17,254	23,526
General and administrative	5,418	5,684

Total costs and expenses	24,149	29,213

Operating loss	(13,378)	(25,249)
Equity in net loss of affiliate	(3,589)	(3,754)
Interest and dividend income	4,946	2,632
Impairment loss on investments in partners	(1,600)	—
Additional payments related to asset acquisition	—	(86)
Interest expense	(2,218)	(2,308)

Pre tax loss	(15,839)	(28,765)
Provision for income taxes	—	28

Loss before cumulative effect of change in accounting principle	(15,839)	(28,793)
Cumulative effect of change in accounting principle	—	(830)

Net loss	$(15,839)	$(29,623)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.21)	$(0.37)
Cumulative effect of change in accounting principle	$—	$(0.01)

Net loss	$(0.21)	$(0.38)

Weighted average number of common shares outstanding - basic and diluted	74,011	77,953

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,

	2002	2003

Operating activities:
Net loss	$(15,839)	$(29,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	830
Depreciation	1,586	2,588
Amortization	478	812
Stock options and awards to employees	61	139
Stock options and warrants to non-employees	(8)	—
Non cash revenue - IDM	(5,058)	—
Equity in net loss of Genmab	3,589	3,754
Impairment loss on investments	1,600	—
Changes in operating assets and liabilities
Other current assets	(566)	1,959
Trade accounts payable	(1,303)	283
Accrued liabilities	(4,551)	(5,802)
Deferred contract revenue	(2,389)	502

Net cash used in operating activities	(22,400)	(24,558)
Investing activities:
Purchase of property and equipment	(12,431)	(1,947)
Increase in investments and advances to affiliates and partners	—	(1,000)
Purchase of marketable securities	(2,500)	—
Sales of marketable securities	56,044	40,044

Net cash provided by investing activities	41,113	37,097
Financing activities:
Cash received from sales of securities, net	28	—
Principal payments under debt obligations	—	(113)

Net cash provided by (used in) financing activities	28	(113)

Net increase in cash and cash equivalents	18,741	12,426
Cash and cash equivalents at beginning of period	31,269	61,812

Cash and cash equivalents at end of period	$50,010	$74,238

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest	$4,047	$3,944

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, unless otherwise indicated, except per share data)

1.      Basis of Presentation and Summary of Significant Accounting Policies

          Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared from the books and records of Medarex, Inc. and Subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

          Net Loss per Share

          Basic and diluted net loss per share are calculated in accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 128, Earnings per Share. Basic net loss per share is based upon the number of weighted average shares of common stock outstanding. Diluted net loss per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, which are included under the treasury stock method. For the three month periods ended March 31, 2002 and 2003, all potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their effect is antidilutive.

          Marketable Securities

          Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can readily purchased or sold using established markets.  Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are classified as available-for-sale and are reported at fair value on the Company’s consolidated balance sheet.  Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of shareholders’ equity. Under the Company’s accounting policy, a decline in the fair value of marketable securities is deemed to be “other than temporary” and such marketable securities are generally considered to be impaired if their fair value is less than the Company’s cost basis for more than six months, or some other period in light of the particular facts and circumstances surrounding the investment.  If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value and the amount of the write-down is included in earnings as an impairment charge.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, unless otherwise indicated, except per share data)

          In addition, the Company has investments in several of its partners whose securities are not publicly traded.  Because these securities are not publicly traded, the Company values these investments by using information acquired from industry trends, the management of these companies, financial statements, and several other external sources.  Based on the information acquired through these sources, the Company records an investment impairment charge when it believes an investment has experienced a decline in value that is considered to be other than temporary.

          Stock Based Compensation

          The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31

	2002	2003

Net loss, as reported	$(15,839)	$(29,623)
Deduct: Total stock-based employee compensation expense determined under fair value method	(703)	(989)

Pro forma net loss	$(16,542)	$(30,612)

Loss per share:
Basic and diluted, as reported	$(0.21)	$(0.38)

Basic and diluted, pro forma	$(0.22)	$(0.39)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31

	2002	2003

Expected stock price volatility	120.1%	76.7%
Risk-free interest rate	4.0%	3.5%
Expected life of options	5 years	5 years
Expected dividend yield	0%	0%

2.     Investments in Genmab

          As a result of a series of transactions, including an initial public offering by Genmab A/S, a Danish biotechnology company (“Genmab”), of its ordinary shares in October 2000, the Company owned approximately 32.6% interest in Genmab as of December 31, 2001.  In June 2002, the Company’s

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, unless otherwise indicated, except per share data)

ownership percentage was reduced to approximately 31.2% as a result of the issuance by Genmab of new shares to a corporate partner in connection with an antibody collaboration.

          In September 2002, Genmab issued a press release in which it announced that its HuMax-CD4 product, a fully human antibody that targets the CD4 receptor on cells known as T-cells, was found not to be effective in combination with methotrexate in a Phase II study of 155 patients with active rheumatoid arthritis.  Following Genmab’s September 24, 2002 press release, the market value of Genmab’s stock decreased by approximately 60%, and accordingly, the Company recorded an impairment charge of approximately $31.0 million in the third quarter of 2002.  If the Company deems this investment to be further impaired at the end of any future period, the Company may incur an additional impairment charge on this investment.

          During the three month periods ended March 31, 2002 and 2003 the value of the Company’s investment in Genmab was adjusted to reflect the Company’s share of Genmab’s loss ($3.6 million) and ($3.8 million), respectively, and an unrealized gain (loss) of $(0.6 million) and $2.1 million, respectively, related to foreign exchange translation. Such foreign exchange translation adjustments are included within accumulated other comprehensive income in the Company’s March 31, 2003 consolidated balance sheet.

Summary financial information for Genmab is as follows:

	As of and for the Three Months Ended March 31

	2002	2003

Current assets	$181,311	$186,942
Non current assets	21,454	23,350
Current liabilities	8,308	17,565
Non current liabilities	3,553	3,350
Net sales	—	—
Gross profit	—	—
Net loss	(11,019)	(12,001)

3.     Contingencies

          The Company has a contingent commitment to pay $1.0 million to Essex Chemical Corporation (“Essex”) without interest in installments equal to 20% of net after tax earnings of the Company in future years. The Company’s contingent commitment, as amended, to pay up to $1.0 million out of future earnings may be satisfied, at the Company’s option, through the payment of cash or shares of the Company’s common stock having a fair market value equal to the amount owed, provided that such shares are registered with the Securities and Exchange Commission. The Company accrued $0.7 million related to this liability during 2000, which remains accrued at March 31, 2003.

          In May 2002, the Company entered into an Asset Purchase Agreement with Corixa Corporation, Coulter Pharmaceutical, Inc., a wholly owned subsidiary of Corixa Corporation, and Corixa Belgium S.A., a subsidiary of Corixa Corporation (collectively referred to as Corixa).  Under the terms of the Asset Purchase

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, unless otherwise indicated, except per share data)

Agreement, the Company acquired certain selected assets and business operations of Corixa, including certain preclinical product candidates and programs related to the research and development of therapeutic products for the treatment of autoimmune diseases, cancer and infectious diseases for $21.0 million (excluding transaction costs of $0.4 million).  As part of this transaction, Corixa may receive up to an additional $6.0 million in future consideration in cash or, at the Company’s election, in shares of common stock, based upon certain contingencies.

          In the ordinary course of business, the Company is at times subject to various legal proceedings. The Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

4.     Comprehensive Income (Loss)

          Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the fair value of the Company’s marketable securities and the foreign exchange translation of the Company’s equity position in Genmab. The following table sets forth the components of comprehensive income (loss):

	Three Months Ended March 31

	2002	2003

Net loss	$(15,839)	$(29,623)
Unrealized loss on securities	(2,519)	(1,016)
Unrealized gain (loss) on foreign exchange	(587)	2,148

Total comprehensive loss	$(18,945)	$(28,491)

5.     Segment Information

          The Company is an integrated monoclonal antibody-based company with antibody discovery, development and manufacturing capabilities. The operations of the Company and its wholly owned subsidiaries constitute one business segment.

Revenue from customers representing 10% or more of total is as follows:

	Three Months Ended March 31,

Customer	2002	2003

IDM S.A.	47%	1%
Genmab A/S	28%	45%
Novartis Pharma AG	2%	15%
Amgen, Inc.	—%	13%

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, unless otherwise indicated, except per share data)

No other single customer accounted for more than 10% of the Company’s total revenues for the three months ended March 31, 2002 and 2003, respectively.

6.      Asset Retirement Obligations

          Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations.  Previously, the Company was not required to recognize amounts related to asset retirement obligations.  Under SFAS No. 143, the Company now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

          The adoption of SFAS No. 143 resulted in an increase in net property, buildings and equipment of approximately $1.4 million, recognition of an asset retirement obligation liability of approximately $2.2 million and a cumulative effect of a change in accounting principle of approximately $0.8 million.  Adoption of SFAS No. 143 had no material impact on net loss before the cumulative effect of adoption in the first quarter of 2003 nor would it have had a material impact in the first quarter of 2002 assuming an adoption of SFAS No. 143 effective January 1, 2002.

7.     Stock Option Exchange Program

          In January 2003, the Company’s Board of Directors approved a stock option exchange program. Under this program, “eligible employees” and “eligible officers” were given the opportunity to cancel one or more stock options previously granted to them in exchange for new stock options to be granted at least six months and one day from the date the old options are cancelled (the “grant date”), provided that the individual is still employed by the Company on such date. “Eligible employees” refers to current Company employees who are not executive officers and who hold options to purchase the Company’s stock with an exercise price of $10 or more. “Eligible officers” refers to executive officers (excluding the President and Chief Executive Officer and the Executive Vice President) who hold options to purchase the Company’s stock with an exercise price of $25 or more.  Members of the Company’s Board of Director’s were not eligible to participate in the program. The participation deadline for the program was March 7, 2003. “Eligible Employees” and “Eligible Officers” elected to exchange a total of 2,309,401 shares of common stock underlying eligible options.  The number of shares subject to the new options was determined based on the old options’ exercise price. Specifically, if the exercise price of the old options was between $10.00 and $24.99 per share, then the exchange ratio was equal to 0.67 of a share. If the exercise price of the old options was $25.00 per share or higher, then the exchange ratio was equal to 0.50 of a share. Based on the foregoing, eligible option holders will receive replacement options to purchase a total of 1,319,269 shares of common stock. Replacement options will not be granted until, at the earliest, September 8, 2003.  The exercise price of the new options will be equal to the average of the high and low sales prices on the grant date.

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

Basis of Financial Statement Presentation

          We are a biopharmaceutical company focused on the discovery and development of human antibody-based therapeutic products using our proprietary technology platform, the UltiMAb Human Antibody Development SystemSM. This unique combination of human antibody technologies enables us to rapidly create and develop high affinity, fully human antibodies to a wide range of diseases including cancer, inflammation, auto-immune disease and other life-threatening and debilitating diseases.

          Through our 1997 acquisition of GenPharm International, Inc. and our collaboration with Kirin Brewery Co. Ltd., we expanded our business to include both our HuMAb-Mouse® and Kirin’s TC Mouse™ technologies. In December 2000 we unveiled the KM-Mouse™, a unique crossbred mouse developed in partnership with Kirin, as the newest addition to our UltiMAb Human Antibody Development System. With the UltiMAbSM platform, we have assembled a unique family of human antibody technologies for creating the entire spectrum of high-affinity, fully human antibodies. We intend to leverage our product development capabilities with those of our partners, while also gaining access to novel therapeutic targets and complementary development, sales and marketing infrastructures. As of May 1, 2003, we have over 40 partnerships with pharmaceutical and biotechnology companies, including industry leaders such as Amgen, Inc., Centocor, Inc. (a subsidiary of Johnson & Johnson), Eli Lilly & Company, Human Genome Sciences, Inc., Abbott Laboratories, Novartis Pharma AG, Novo Nordisk A/S, Schering AG and Pfizer, Inc., to jointly develop and commercialize products or enable other companies to use our proprietary technology in their development and commercialization of new therapeutic products. Some of our partnerships are licensing partnerships, with the potential to pay us licensing fees, milestone payments and royalty payments; others are collaborative partnerships and provide for the sharing of product development costs, as well as any revenues, expenses and profits associated with products arising under the collaboration.

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

          Revenue--Our revenue is principally derived through licensing our human antibody technology to pharmaceutical and biotechnology companies. The terms of these agreements typically include potential license fees and a series of milestone payments commencing upon initiation of clinical trials and continuing through commercialization. These payments may total $7.0 million to $10.0 million per product if the antibody receives approval from the FDA and equivalent foreign agencies. We are also entitled to royalties on product sales. Additional revenue is earned from the sales and, in some cases, manufacturing, of antibodies to corporate partners and from government grants.

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

Revenue Recognition

          Historically, a significant portion of our revenue has been recognized pursuant to collaboration and license agreements with our partners. Revenue related to collaborative research with our partners is recognized and earned based upon the performance requirements of each agreement. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received under the respective agreements or when funds received are refundable under certain circumstances. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements and when collectibility of such milestone payment is assured. Non-refundable upfront payments received in connection with our collaborative partnerships are deferred and recognized as revenue on a straight-line basis over the period we are obligated to perform services related to each of the respective agreements.

Investments

          All marketable securities are classified as available-for-sale securities and are carried at fair value. Marketable securities include those securities of debt and publicly traded equity securities accounted for under the cost method. These securities trade on listed exchanges; therefore, fair value is readily available. These securities are also subject to an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Under our accounting policy, a decline in the value of our investments is deemed to be other than temporary and such investments are generally considered to be impaired if their value is less than our cost basis for more than six (6) months, or some other period in light of the facts and circumstances surrounding the investments.

          In addition, in connection with our collaborative partnering business, we make strategic investments in the equity of companies that are privately held.  These securities are carried at original investment cost. Because these securities are not listed on a financial exchange, we value these investments by using information acquired from industry trends, the management of these companies, financial statements, and other external sources. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

Results of Operations

Three months ended March 31, 2002 and 2003

          Total revenue decreased by $6.8 million or 63%, from $10.8 million to $4.0 million, during the three-month period ended March 31, 2003, as compared to the three-month period ended March 31, 2002. The decrease relates principally to a decrease of contract and license revenues of $5.1 million from IDM and a decrease of sales revenues of $2.3 million from Genmab A/S related to MDX-CD4, partially offset by an increase of $1.0 million of contract and license revenues from Genmab. As a result of Genmab’s announced decision to wind down its anti-CD4 program for rheumatoid arthritis, we anticipate that sales of MDX-CD4 (and corresponding cost of sales) will be significantly lower in the future. In addition, we expect contract and license revenues to be lower in the future as a result of the completion in September 2002 of the revenue recognition associated with the transfer of technology to IDM in July 2000.

          Cost of sales decreased by $1.5 million or 100%, from $1.5 million to $3 thousand, during the three-month period ended March 31, 2003, as compared to the three-month period ended March 31, 2002. The decrease reflects the production cost of MDX-CD4 that was sold to Genmab in the first quarter of 2002.

          Research and development expenses are largely comprised of (i) personnel costs, (ii) those expenses related to facilities for our clinical research, development and clinical trial manufacturing efforts, (iii) third party research costs, (iv) supply costs, and (v) license and technology access fees. Research and development expenses for our products in development increased by $6.3 million or 36%, from $17.3 million to $23.5 million, during the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002. The increases relate primarily to costs associated with the following:

•

Personnel costs for the three-month period ended March 31, 2003 were $8.6 million, an increase of $3.0 million or 55% as compared to the three-month period ended March 31, 2002. The increase in staff is to support higher levels of product development and clinical trial manufacturing activities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners and clinical activities. Included in the increase are salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to increase, but at a slower rate, as we continue to increase our product development activities and progress our products in clinical trials.

•

Facility costs for the three-month period ended March 31, 2003 were $4.8 million, an increase of $2.1 million or 80% as compared to the three-month period ended March 31, 2002. The increase in 2003 primarily relates to the substantial investments made in our three research and development facilities during 2001 and 2002. As a result, depreciation, utilities, maintenance, property taxes and related expenses increased for the three-month period ended March 31, 2003, as compared to the three-month period ended March 31, 2002. We expect facility costs to increase as a result of our continued capital expansion, renovation and replacements but at a reduced rate.

•

License and technology access fees for the three-month period ended March 31, 2003 were $0.8 million, a decrease of $2.0 million or 71% as compared to the three-month period ended March 31, 2002.  These costs represent fees paid to partner and research organizations in connection with our collaboration and license agreements. In the first quarter of 2002 we paid $2.5 million for technology access rights as part of our collaboration and license agreement with Tularik, Inc. We expect license fees, including funds paid to certain partners, to increase in the future.

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

          General and administrative expenses for the three-month period ended March 31, 2003 were $5.7 million, an increase of $0.3 million, or 5% as compared to the three-month period ended March 31, 2002. The increase is primarily attributable to higher personnel costs as well as increased depreciation expense. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

          Equity in net loss of affiliate for the three-month period ended March 31, 2003 was $3.8 million, an increase of $0.2 million, or 5% as compared to the three-month period ended March 31, 2002. The increase is the result of Genmab’s increased activity in research and development and expansion of its business.  Genmab is an affiliated company and is accounted for using the equity method. We expect equity in net loss of Genmab to increase in the future as a result of Genmab’s publicly stated intention to make additional investments in research and development to develop its own product pipeline. The recognition of our equity in Genmab’s net losses reduces the carrying value (“basis”) of our investment in Genmab.

          Interest and dividend income for the three-month period ended March 31, 2003 was $2.6 million, a decrease of $2.3 million, or 47% as compared to the three-month period ended March 31, 2002.  The decrease reflects lower interest income due to lower average cash balances as we funded our operations and capital expenditures from our cash reserves.  We anticipate lower investment income in the future as we continue to liquidate our investments to fund our operations and capital expenditures.

          During the first quarter of 2003, no impairment charges were recorded on our investments in partners.  An impairment loss on investments in partners of $1.6 million was recorded during the three-month period ended March 31, 2002, representing a write-down of the value of our investment in one of our partners. During the first quarter of 2002, the decline in the value of the investment was determined to be “other than temporary.” If we deem our investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

          Additional payments related to asset acquisition of $0.1 million during the three month period ended March 31, 2003 represents additional payments to Northwest Biotherapeutics, Inc. Pursuant to the terms of the agreement, under certain circumstances we were required to pay an amount equal to the difference between the proceeds received by Northwest Biotherapeutics from the sale of any shares of our common stock delivered as payment of any installment of the purchase price of the assets and the total amount of the purchase price installment due under the agreement.

          Interest expense during the three-month period ended March 31, 2003 was $2.3 million, an increase of $0.1 million, or a 4% increase as compared to the three-month period ended March 31, 2002.

          Cumulative effect of change in accounting principle during the three-month period ended March 31, 2003 was $0.8 million.  Effective January 1, 2003, we changed our method of accounting for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations.  Previously, we were not required to recognize amounts related to asset retirement obligations.  Under SFAS No. 143, we now recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The adoption of SFAS No. 143 resulted in an increase in net property, buildings and equipment of approximately $1.4 million, recognition of an asset retirement obligation liability of approximately $2.2 million and a cumulative effect of a change in accounting principle of approximately $0.8 million.  Adoption of SFAS No. 143 had no material impact on net loss before the cumulative effect of adoption in the first quarter of 2003, nor do we expect it to have a material impact on our financial position or results of operations in the future.

Liquidity and Capital Resources

          We require cash to fund our operations, to make capital expenditures and strategic investments, and to pay debt service on our convertible note issue.  Since inception, we have financed our operations through the sale of our securities in public and private placements, sales of our products for research purposes, development and manufacturing services, technology transfer and license fees and milestone payments.  We expect to continue to fund our cash requirements from these sources in the future.

          At March 31, 2003, we had approximately $321.4 million in cash, cash equivalents and marketable securities. We invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.

          Cash Used in Operating Activities.    Operating activities consumed $22.4 million and $24.6 million of cash for the three-month periods ended March 31, 2002 and 2003, respectively.  The increase in cash used in operating activities in 2003 relates in part to the increase in research and development expense.  Total research and development expense increased by $6.3 million, from $17.3 million for the three-month period ended March 31, 2002 to $23.5 million for the three-month period ended March 31, 2003.  The increase in research and development expense resulted from higher personnel costs, those expenses related to facilities for our clinical research, development and manufacturing efforts, and clinical trial costs (offset by lower license and technology access fees).  To a lesser extent, the increase in cash used in operations also resulted from higher general and administrative costs, attributable mainly to higher personnel costs.  Partially offsetting the use of cash for these operating expenses were depreciation and amortization, non-cash compensation, and cash received from corporate partners.  Lastly, the increase in cash used in operations also resulted from reduced investment income as a result of both lower interest rates and lower average cash balances.

          Cash Provided by Investing Activities.    Net cash provided by investing activities was $41.1 million for the three-month period ended March 31, 2002 as compared to $37.1 million for the three-month period ended March 31, 2003.  The decrease in cash provided by investing activities was primarily the result of the following factors:

•	Capital expenditures of $12.4 million and $1.9 million for the three-month periods ended March 31, 2002 and 2003, respectively. The decrease in capital spending was primarily related to the completion in 2002 of the renovation of our Bloomsbury, New Jersey facility, which was opened in May 2001;

•

Net sales of marketable securities of $53.5 million and $40.0 million for the three-month periods ended March 31, 2002 and 2003, respectively. As the amounts of cash used to fund operations were comparable, the decrease in securities sold was due to less cash required to fund capital expenditures.

          Cash Used in Financing Activities.    Financing activities for the three-month period ended March 31, 2003 used $0.1 million of cash compared to cash provided of $28 thousand for the three-month period ended March 31, 2002.  Cash used in financing activities for the three-month period ended March 31, 2003 was primarily the result of principal payments on equipment leases.

          Other Liquidity Matters.    In connection with our merger with Essex Medical Products, or Essex, in 1987, we are committed to pay to Essex 20% of our net after-tax income until a total of $1.0 million has been paid, contingent upon the occurrence of certain events. As the result of our net income in 2000 we accrued $0.7 million payable to Essex, which remains accrued at March 31, 2003. At our option, this obligation may be satisfied by the payment of shares of our common stock having a fair market value equal to the amount owed, provided such shares are registered for sale with the SEC.

          On May 23, 2002, we entered into an Asset Purchase Agreement with Corixa Corporation, Coulter Pharmaceutical, Inc., a wholly owned subsidiary of Corixa Corporation and Corixa Belgium S.A., a subsidiary of Corixa Corporation (collectively referred to as Corixa). Under the terms of the Asset Purchase Agreement, we acquired certain selected assets and business operations of Corixa, including certain preclinical product candidates and programs related to the research and development of therapeutic products for the treatment of autoimmune diseases, cancer and infectious diseases for $21.0 million (excluding transaction costs of $0.4 million). In addition, we retained approximately 30 Corixa employees related to such product candidates and programs.

          A total of 3,086,075 shares of common stock with a fair value of $19.25 million were issued to Corixa along with a cash payment of $1.75 million as payment of the $21.0 million purchase price.  In addition, pursuant to the terms of the Asset Purchase Agreement, we paid an additional $2.3 million representing the net cash shortfall experienced by Corixa from the sale of the 3,086,075 shares of our common stock.

          As part of this transaction, Corixa may receive up to an additional $6.0 million in future consideration in cash or, at our election, in shares of common stock, based upon certain contingencies.

          Future Liquidity Resources.    Our current sources of liquidity are cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, contract and licensing revenue and sales of our products for research. We believe that such sources of liquidity will be sufficient to meet our operating, debt service, and capital requirements for at least the next 24 months; however, this 24-month period assumes the use of a portion of the $175.0 million required to meet our repayment obligations with respect to our convertible notes due on July 1, 2006.  The notes are convertible into shares of our common stock at a ratio of 34.6789 shares per each $1,000 principal amount of the notes ($28.84 per share), subject to adjustment.  To the extent our convertible notes are converted into shares of our common stock on or before July 1, 2006, we will have use of that portion of the $175.0 million of notes so converted to fund our on-going operations.  In any event, we may require additional financing within this time frame and may raise funds through public or private financings, line of credit arrangements, collaborative relationships and/or other methods.  The use of cash on hand or other financial alternatives will depend on several factors including, but not limited to, the future success of our products in clinical development, the prevailing interest rate environment, and access to the capital markets.  We can not assure you that we will be able to raise such additional funds.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

          We do not use derivative financial instruments in our operations or investment portfolio. We regularly invest excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. Government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased or sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is minimal. We do not believe we have exposure to market risks associated with changes in interest rates, as we have no variable interest rate debt outstanding. While we do not believe we have any material exposure to market risks associated with interest rates, we may experience reinvestment risk as fixed income securities mature and are reinvested in securities bearing lower interest rates.

          We may be exposed to exchange conversion differences in translating the foreign results of our investment in Genmab to U.S. dollars. Depending upon the relative strengthening or weakening of the U.S. dollar, the conversion difference could be significant.

Item 4.  Controls and Procedures

          Evaluation of disclosure controls and procedures:    Our principal executive and financial officers reviewed and evaluated our disclosure and procedures (as defined in Securities Exchange Act Rule 13a-14 and 15d-4) as of a date within 90 days before the filing date of this Form 10-Q. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures are effective in timely providing them with material information relating to us, as required to be disclosed in the reports we file under the Exchange Act.

          Changes in internal controls:    There were no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of our management’s evaluation.

          Limitations on the Effectiveness of Controls:    Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II –– Other Information

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

          We have incurred large operating losses and these losses may continue. In particular, as of March 31, 2003, we had an accumulated deficit of approximately $313.2 million. Our losses have resulted principally from:

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

          Due to the size of our interest in Genmab, we are currently required to account for our equity interest in Genmab under the equity method of accounting, which provides that we must include a portion of Genmab’s income and losses equal to our percentage equity interest in Genmab in our consolidated financial statements. For the years ended December 31, 2000, 2001 and 2002, our share of Genmab’s losses were approximately $0.4 million, $7.3 million and $19.6 million, respectively.  For the three-month period ended March 31, 2003, our share of Genmab’s net loss was $3.8 million.  Genmab has publicly stated that it anticipates that it will incur substantial losses as it expands its research and product development efforts. As Genmab’s losses continue to increase, the aggregate amount of such losses we must include in our consolidated financial statements will also increase.

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

          We are exposed to equity price risk on our strategic investments in our publicly-traded partners, including Genmab, Northwest Biotherapeutics, Inc., Oxford GlycoSciences Plc, Seattle Genetics, Inc., Protein Design Labs, Inc. and Tularik, Inc., and as part of our business strategy, we may choose to make additional similar investments in public companies in the future. As these investments are the result of strategic alliances with our collaborative partners, we typically do not attempt to reduce or eliminate our market exposure of these types of strategic investments. Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments are designated as available-for-sale and are reported at fair value on our consolidated balance sheet. Unrealized holding gains and losses on available-for-sale securities are generally excluded from earnings and reported within other comprehensive income which is a separate component of shareholders’ equity. Under our accounting policy, marketable equity securities are generally considered to be impaired if their fair value is less than our cost basis in such securities for more than six months, or some other period in light of the particular facts and circumstances surrounding the investment. If a decline in the fair value of available-for-sale securities is considered to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. For the year ended December 31, 2002, we recorded impairment charges of approximately $40.5 million (of which approximately $31.0 million related to Genmab) on our strategic investments in publicly traded companies.  During the first quarter of 2003, no impairment charges were recorded related to the value of our investments.  If we deem these investments to be further impaired at the end of any future reporting period, we may incur additional impairment charges on these investments.

          In addition, we have investments in several of our partners whose securities are not publicly traded such as IDM. Because these securities are not publicly traded, the value of our investments in these companies are inherently more difficult to estimate than our investments in publicly traded companies. We estimate the value of these investments by using information acquired from industry trends, the management of these companies, financial statements, and other external sources. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. For the year ended December 31, 2002, we recorded impairment charges of approximately $2.4 million on our investments in privately-held companies. During the first quarter of 2003, no impairment charges were recorded related to the value of our investments in privately held companies.  Future adverse changes in market conditions or adverse changes in operating results of these companies may also require an impairment charge in the future.

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

          The administration of drugs to humans, in clinical trials or after commercialization, may expose us to product liability claims. Consumers, healthcare producers or persons selling products based on our technology may be able to bring claims against us based on the use of our products in clinical trials and the sale of products based on our technology. Product liability claims may be expensive to defend and may result in large judgments against us. We currently maintain liability insurance with specified coverage limits. Although we believe these coverage limits are adequate, we cannot be certain that the insurance policies will be sufficient to cover all claims that may be made against us. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms. In November 1998, we voluntarily suspended clinical trials for one of our products after some patients experienced serious adverse events, or SAEs.  It is unlikely that we will resume clinical trials with respect to this product.  As a result of these or other SAEs, we have received a small number of claims, of which five resulted in lawsuits being filed. All of these lawsuits have been settled for insubstantial amounts. We cannot make assurances that additional claims will not be filed against us relating to these SAEs or arising out of any other clinical trial we have conducted or will conduct in the future. Any such claims against us, regardless of their merit, could result in significant awards against us which could materially harm our business, financial condition and results of operations.

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

          We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapeutics. Some of these companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as we and our partners. Also, we compete with companies that offer antibody generation services to companies that have disease related target antigens. These competitors have specific expertise or technology related to antibody development. We compete directly with Abgenix, with respect to the generation of fully human antibodies from transgenic mice. In addition, we have entered into agreements with each of Kirin and Genmab, respectively, that grant these companies licenses to our proprietary technology platform, enabling them to compete with us in offering antibody generation and development services in certain markets. Xenerex Biosciences and XTL Biopharmaceutical, Ltd. have developed technology that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies in functionally modified mice. Numerous additional companies are developing therapeutic products comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies that do not involve immunization of animals for creating antibodies comprising human antibody sequences. For example, phage and yeast display technology is being used by companies, such as Abbott Laboratories, Cambridge Antibody Technology Group plc, or CAT, Dyax Corp., Genetastix Corporation and MorphoSys AG to develop therapeutic products comprising human antibody sequences. Companies such as Johnson & Johnson, MedImmune, Inc., Amgen, IDEC Pharmaceuticals Corporation, Novartis, Genentech, Inc., Protein Design Labs, Inc. and Wyeth have generated therapeutic products that are currently on the market and that are derived from recombinant DNA that comprise human antibody components.

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

          Government regulation substantially increases the cost of researching, developing, manufacturing, and selling our products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. We or our partners must obtain regulatory approval for each product we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive preclinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product’s safety, efficacy, potency and purity for each intended use. The development and approval process takes many years, requires substantial resources, and may never lead to the approval of a product. Failure to obtain regulatory approvals, or delays in obtaining regulatory approvals may:

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

          As of March 31, 2003, we had 7,600,543 shares of common stock reserved for issuance pursuant to options which had been granted under our stock option plans having a weighted average exercise price of $9.56 per share. We have filed registration statements on Form S-8 covering those shares. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

          In addition, as of that date, there were 686,083 shares reserved for issuance pursuant to a deferred compensation plan. The shares reserved for the deferred compensation plan will be issued in various amounts over various periods of time during the next four years. We have filed a registration statement on Form S-8 covering those shares. Shares issued pursuant to this plan, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

          In addition, as of March 31, 2003, we had reserved 4,376,038 shares of common stock for issuance pursuant to future grants of options under our stock option plans. We have filed registration statements on Form S-8 covering those shares.  As a result of our stock option exchange program, we expect to issue options to purchase a total of 1,319,269 shares of common stock on September 8, 2003, at the earliest.  As of March 31, 2003, we had reserved 353,018 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 covering those shares. Shares issued under our plans, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirement of Rule 144.

          The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on The Nasdaq National Market, Inc. or Nasdaq, and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

          As of March 31, 2003, we had 6,067,961 shares of common stock reserved for issuance pursuant to the conversion of $175.0 million aggregate principal amount of our 4.50% Convertible Subordinated Notes due 2006. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or their redemption by us at a conversion rate of 34.6789 shares per each $1 thousand principal amount of notes ($28.84 per share), subject to adjustment.

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

          As of March 31, 2003, we had 77,247,478 shares of common stock outstanding, of which 1,972,523 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

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

          Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 4.50% Convertible Subordinated Notes due 2006. As of March 31, 2003, $175.0 million aggregate principal amount of the notes was outstanding. We may pay the repurchase price in cash or, at our option, in common stock. Such repurchase right may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

Item 6.  Exhibits and reports on Form 8-K

(a)	Reports on Form 8-K: None

(b)	Exhibits:

	Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDAREX, INC.

(Registrant)

Date: May 9, 2003	By:	/s/ DONALD L. DRAKEMAN

Donald L. Drakeman President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2003	By:	/s/ CHRISTIAN S. SCHADE

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

Date: May 9, 2003	/s/ DONALD L. DRAKEMAN

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

Date: May 9, 2003	/s/ CHRISTIAN S. SCHADE

Senior Vice President/Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)