Form 10-Q
period 2003-06-30
MEDAREX INC
filed 2003-08-12
CIK 874255

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.

Commission File No. 0-19312

MEDAREX, INC.
(Exact Name of Registrant as Specified in Its Charter.)

New Jersey	22-2822175
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

707 State Road, Princeton, New Jersey	08540
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of common stock, $.01 par value, outstanding as of August 1, 2003 was 77,487,087 shares.

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2002	June 30, 2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,812	$97,427
Marketable securities	288,234	206,241
Prepaid expenses and other current assets	10,143	6,844

Total current assets	360,189	310,512
Property, buildings and equipment:
Land	6,624	6,624
Buildings and leasehold improvements	71,277	73,913
Machinery and equipment	31,821	34,496
Furniture and fixtures	3,963	4,038
Construction in progress	2,148	3,232

	115,833	122,303
Less accumulated depreciation and amortization	(18,522)	(25,165)

	97,311	97,138
Investments in Genmab	21,206	16,653
Investments in IDM	48,199	48,199
Investments in, and advances to, other affiliates and partners	11,982	12,582
Segregated cash	1,300	1,300
Other assets	8,864	7,705

Total assets	$549,051	$494,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,686	$1,373
Accrued liabilities	15,377	13,524
Deferred contract revenue - current	2,646	2,262

Total current liabilities	20,709	17,159
Deferred contract revenue - long-term	1,152	768
Other long-term obligations	47	2,494
Convertible subordinated notes	175,000	175,000
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 77,725,376 shares issued and 76,929,984 outstanding at December 31, 2002 and 78,056,341 shares issued and 77,411,887 shares outstanding at June 30, 2003	777	781
Capital in excess of par value	630,279	631,931
Treasury stock, at cost 795,392 shares in 2002 and 644,454 shares in 2003	(2,001)	(1,621)
Deferred compensation	1,311	1,354
Accumulated other comprehensive income	5,380	8,574
Accumulated deficit	(283,603)	(342,351)

Total shareholders’ equity	352,143	298,668

Total liabilities and shareholders’ equity	$549,051	$494,089

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Sales	$76	$—	$176	$25
Contract and license revenues	6,767	1,476	14,380	3,650
Sales, contract and license revenues from Genmab (includes sales of $2,808 and $500 to Genmab in 2002)	1,241	775	4,299	2,540

Total revenues	8,084	2,251	18,855	6,215
Costs and expenses:
Cost of sales ($1,755 and $327 from sales to Genmab in 2002)	329	—	1,806	3
Research and development	18,361	23,750	35,615	47,276
General and administrative	5,778	5,198	11,196	10,882
Write-off of facility costs	11,266	—	11,266	—
Acquisition of in-process technology	16,312	—	16,312	—

Total costs and expenses	52,046	28,948	76,195	58,161

Operating loss	(43,962)	(26,697)	(57,340)	(51,946)
Equity in net loss of affiliate	(3,676)	(3,187)	(7,265)	(6,941)
Interest and dividend income	4,751	3,083	9,697	5,715
Impairment loss on investments in partners	(2,491)	—	(4,091)	—
Additional payments related to asset acquisition	(281)	—	(281)	(86)
Interest expense	(2,309)	(2,310)	(4,527)	(4,618)

Pre tax loss	(47,968)	(29,111)	(63,807)	(57,876)
Provision for income taxes	—	14	—	42

Loss before cumulative effect of change in accounting principle	(47,968)	(29,125)	(63,807)	(57,918)
Cumulative effect of change in accounting principle	—	—	—	(830)

Net loss	$(47,968)	$(29,125)	$(63,807)	$(58,748)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.65)	$(0.37)	$(0.86)	$(0.74)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net loss	$(0.65)	$(0.37)	$(0.86)	$(0.75)

Weighted average number of common shares outstanding
- basic and diluted	74,269	77,969	74,141	77,961

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,

	2002	2003

Operating activities:
Net loss	$(63,807)	$(58,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	830
Depreciation	3,324	5,206
Amortization	1,146	1,619
Stock options and awards to employees	327	609
Stock options and warrants to non-employees	(8)	—
Non cash revenue - IDM	(10,116)	—
Write-off of facility costs	11,266	—
Write-off of in-process technology	15,907	—
Equity in net loss of Genmab	7,265	6,941
Impairment loss on investments	4,091	—
Gain on exchange of Eos Stock	—	(392)
Changes in operating assets and liabilities
Other current assets	8,587	3,802
Trade accounts payable	(197)	(1,313)
Accrued liabilities	(10,077)	(1,328)
Deferred contract revenue	(3,024)	(735)

Net cash used in operating activities	(35,316)	$(43,509)
Investing activities:
Purchase of property and equipment	(24,224)	(3,830)
Proceeds from sale of equipment	320	—
Decrease in other assets	1	—
Increase in investments and advances to affiliates and partners	—	(1,000)
Purchase of marketable securities	(2,500)	—
Sales of marketable securities	90,945	83,692

Net cash provided by investing activities	64,542	78,862
Financing activities:
Cash received from sales of stock, net	211	469
Principal payments under debt obligations	—	(207)

Net cash provided by (used in) financing activities	211	262

Net increase in cash and cash equivalents	29,437	35,615
Cash and cash equivalents at beginning of period	31,269	61,812

Cash and cash equivalents at end of period	$60,706	$97,427

Non-cash investing and financing activities:
Issuance of common stock for intangible assets	$5,093	$—

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest	$7,985	$3,944

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

          Net Loss per Share

          Basic and diluted net loss per share are calculated in accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 128, Earnings per Share. Basic net loss per share is based upon the number of weighted average shares of common stock outstanding. Diluted net loss per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, which are included under the treasury stock method. For the three and six month periods ended June 30, 2002 and 2003, all potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their effect is antidilutive.

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

	Three Months Ended June 30		Six Months Ended June 30

	2002	2003	2002	2003

Net loss, as reported	$(47,968)	$(29,125)	$(63,807)	$(58,748)
Add: Total stock-based employee compensation expense determined under fair value method	(733)	(2,267)	(1,436)	(4,749)

Pro forma net loss	$(48,701)	$(31,392)	$(65,243)	$(63,497)

Loss per share:
Basic and diluted, as reported	$(0.65)	$(0.37)	$(0.86)	$(0.75)

Basic and diluted, pro forma	$(0.66)	$(0.40)	$(0.88)	$(0.81)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30		Six Months Ended June 30

	2002	2003	2002	2003

Expected stock price volatility	120.1%	76.7%	120.1%	76.7%
Risk-free interest rate	4.0%	3.5%	4.0%	3.5%
Expected life of options	5 years	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%	0%

2.     Investments in Genmab

          As a result of a series of transactions, including an initial public offering by Genmab A/S, a Danish biotechnology company (“Genmab”), of its ordinary shares in October 2000, the Company owned approximately 32.6% interest in Genmab as of December 31, 2001.  In June 2002, the Company’s ownership percentage was reduced to approximately 31.2% as a result of the issuance by Genmab of new shares to a corporate partner in connection with an antibody collaboration.

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

          During the three and six month periods ended June 30, 2002, the value of the Company’s investment in Genmab was adjusted to reflect the Company’s share of Genmab’s net loss ($3.7 million) and ($7.3 million), respectively, and unrealized gains of $8.1 million and $7.5 million, respectively, related to foreign exchange translation. During the three and six month periods ended June 30, 2003, the value of the Company’s investment in Genmab was further adjusted to reflect the Company’s share of Genmab’s net loss ($3.2 million) and ($6.9 million), respectively, and unrealized gains of $0.2 million and $2.4 million, respectively, related to foreign exchange translation.  Such foreign exchange translation adjustments are included within accumulated other comprehensive income in the Company’s consolidated balance sheets. The Company’s share of Genmab’s net loss for the three and six month periods ended June 30, 2003, reflects a reconciliation of revenue recognition between the accounting principles generally accepted in the United States used by the Company and the international financial reporting standards used by Genmab in its published financial results. The net loss reported by the Company for these periods is greater than would have been reported if the Company had used the same reporting standards as Genmab.

Summary financial information for Genmab is as follows:

	As of and for the Six Months Ended June 30

	2002	2003

Current assets	$214,616	$218,916
Non current assets	25,256	22,169
Current liabilities	9,200	23,329
Non current liabilities	3,652	4,135
Net sales	—	—
Gross profit	—	—
Net loss	(22,441)	(22,189)

3.     Contingencies

          The Company has a contingent commitment to pay $1.0 million to Essex Chemical Corporation (“Essex”) without interest in installments equal to 20% of net after tax earnings of the Company in future years. The Company’s contingent commitment, as amended, to pay up to $1.0 million out of future earnings may be satisfied, at the Company’s option, through the payment of cash or shares of the Company’s common stock having a fair market value equal to the amount owed, provided that such shares are registered with the Securities and Exchange Commission. The Company accrued $0.7 million related to this liability during 2000, and such amount remains accrued at June 30, 2003.

          In May 2002, the Company entered into an Asset Purchase Agreement with Corixa Corporation, Coulter Pharmaceutical, Inc., a wholly owned subsidiary of Corixa Corporation, and Corixa Belgium S.A., a subsidiary of Corixa Corporation (collectively referred to as Corixa).  Under the terms of the Asset Purchase Agreement, the Company acquired certain selected assets and business operations of Corixa, including

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
(Dollars in thousands, unless otherwise indicated, except per share data)

certain preclinical product candidates and programs related to the research and development of therapeutic products for the treatment of autoimmune diseases, cancer and infectious diseases, for $21.0 million (excluding transaction costs of $0.4 million).  As part of this transaction, Corixa may receive up to an additional $6.0 million in future consideration in cash or, at the Company’s election, in shares of common stock, based upon certain contingencies.

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

4.     Comprehensive Income (Loss)

          Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the fair value of the Company’s marketable securities and the foreign exchange translation of the Company’s equity position in Genmab. The following table sets forth the components of comprehensive income (loss):

	Three Months Ended June 30		Six Months Ended June 30

	2002	2003	2002	2003

Net loss	$(47,968)	$(29,125)	$(63,807)	$(58,748)
Unrealized gain (loss) on securities	(1,701)	1,822	(1,728)	806
Unrealized gain on foreign exchange	8,067	240	7,480	2,389

Total comprehensive loss	$(41,602)	$(27,063)	$(58,055)	$(55,553)

5.     Segment Information

          The Company is an integrated monoclonal antibody-based company with antibody discovery, development and manufacturing capabilities. The operations of the Company and its wholly owned subsidiaries constitute one business segment.

Revenue from customers representing 10% or more of total is as follows:

	Three Months Ended June 30		Six Months Ended June 30

Customer	2002	2003	2002	2003

Genmab A/S	15%	34%	23%	41%
Eli Lilly & Company	—%	17%	9%	12%
Novartis Pharma AG	6%	6%	4%	12%
Genesto A/S	—%	13%	—%	6%
Incyte Genomics, Inc.	—%	13%	—%	5%
IDM S.A.	63%	—%	54%	1%

No other single customer accounted for more than 10% of the Company’s total revenues for the three and six months ended June 30, 2002 and 2003, respectively.

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

8.     Subsequent Events

          On July 23, 2003 the Company completed a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended, of $125 million of 4.25% Convertible Senior Notes due August 15, 2010 (the “Notes”) to qualified institutional investors.  The Notes are initially convertible into shares of Medarex common stock at the rate of 148.8261 per each $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $6.72 per share, subject to anti-dilution adjustments.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
(Dollars in thousands, unless otherwise indicated, except per share data)

          The Company will pay interest on these Notes on February 15 and August 15 of each year beginning on February 15, 2004.  The Company expects to receive net proceeds from the private placement of approximately $120.9 million (after deducting the initial purchasers’ discounts and estimated offering expenses).   Approximately $15.8 million of the net proceeds have been used to purchase U.S. Treasury security strips to collateralize the Notes in an amount sufficient to pay the initial six interest payments on the Notes.

          In July 2003, the Company received 246,914 shares of Genmab stock valued at $2.0 million representing payment for the fourth of five annual payments under a genomics agreement.  As a result of the receipt of the 246,914 shares of Genmab stock, the Company’s ownership percentage in Genmab increased to 32.0%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance. Forward-looking statements involve known and unknown risks and uncertainties and are indicated by words such as “anticipates”, “expects”, “intends”, “believes”, “plans”, “could”, “potential” and similar words and phrases. These risks and uncertainties include, but are not limited to, our early stage of product development, history of operating losses and accumulated deficit, additional financing requirements and access to capital funding, dependence on strategic alliances, government regulation of the biopharmaceutical industry and other risks that may be detailed from time to time in our periodic reports and registration statements filed with the Securities and Exchange Commission. All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof, and we do not assume any obligation to update any such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in “Item 5” below. References to our products, business, financial results or financial condition should be considered to refer to us and our subsidiaries unless the context otherwise requires.

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

          Twelve antibodies derived from our technology are currently in human clinical trials or have had regulatory applications submitted for such trials for a wide range of diseases, such as cancer (including various lymphomas), rheumatoid arthritis, multiple sclerosis and psoriasis.  Three of these products are fully owned by Medarex:  MDX-010 (Phase II), MDX-060 (Phase I/II) and MDX-070 (Phase I/II), all for the treatment of cancer, lymphoma or HIV.  One antibody for autoimmune disease, MDX-018 (Phase I/II), is being jointly developed with our partner, Genmab A/S, and three are being developed by Genmab:  HuMax™-CD4 (Phase II) for psoriasis and lymphoma, HuMax-IL15 (Phase II) for rheumatoid arthritis and HuMax EGFr (Phase I/II) for head and neck cancer.  Another partner, Immuno-Designed Molecules S.A., or IDM, is developing Osidem™ (Phase III) for ovarian cancer.  Additionally, our licensing partners Novartis Pharma AG and Centocor, Inc. (a subsidiary of Johnson & Johnson) are developing a total of four antibodies, for anti-inflammatory and autoimmune diseases, that are currently in early clinical trials. We and our partners also have a number of product candidates in preclinical development.

          Through our 1997 acquisition of GenPharm International, Inc. and our collaboration with Kirin Brewery Co. Ltd., we expanded our business to include both our HuMAb-Mouse® and Kirin’s TC Mouse™ technologies. In December 2000 we unveiled the KM-Mouse®, a unique crossbred mouse developed in partnership with Kirin, as the newest addition to our UltiMAb Human Antibody Development System. With the UltiMAbSM platform, we believe we have assembled a unique family of human antibody technologies for creating the entire spectrum of high-affinity, fully human antibodies. We intend to leverage our product development capabilities with those of our partners, while also gaining access to novel therapeutic targets and complementary development, sales and marketing infrastructures. As of August 1, 2003, we have over 45 partnerships with pharmaceutical and biotechnology companies, including industry leaders such as

Amgen, Inc., Centocor, Inc. (a subsidiary of Johnson & Johnson), Eli Lilly & Company, Human Genome Sciences, Inc., Abbott Laboratories, Novartis Pharma AG, Novo Nordisk A/S, Schering AG and Pfizer, Inc., to jointly develop and commercialize products or to enable other companies to use our proprietary technology in their development and commercialization of new therapeutic products. Some of our partnerships are licensing partnerships, with the potential to pay us licensing fees, milestone payments and royalty payments; others are collaborative partnerships and provide for the sharing of product development costs, as well as any revenues, expenses and profits associated with products arising under the collaboration.

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

          Revenue--Our revenue is principally derived through licensing our human antibody technology to pharmaceutical and biotechnology companies. The terms of these agreements typically include potential license fees and a series of milestone payments commencing upon initiation of clinical trials and continuing through commercialization. These payments may total $7.0 million to $10.0 million per product if the antibody receives approval from the FDA and equivalent foreign agencies. In the event a product is commercialized, we are also entitled to royalties on product sales. Additional revenue is earned from antibodies manufactured for and then sold to corporate partners and from government grants.

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

Revenue Recognition

          Historically, a significant portion of our revenue has been recognized pursuant to collaboration and license agreements with our partners. Revenue related to collaborative research with our partners is recognized and earned based upon the performance requirements of each agreement. Deferred revenue may result when we do not expend the required level of effort during a specific period in comparison to funds received during that period under the respective agreements or when funds received are refundable under certain circumstances. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements and when collectibility of such milestone payment is assured. Non-refundable upfront payments received in connection with our collaborative partnerships are deferred and recognized as revenue on a straight-line basis over the period we are obligated to perform services related to each of the respective agreements.

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

Results of Operations

            Three months ended June 30, 2002 and 2003

          Total revenue decreased by $5.8 million or 72%, from $8.1 million to $2.3 million, during the three-month period ended June 30, 2003, as compared to the three-month period ended June 30, 2002. The decrease relates principally to a decrease of contract and license revenues of $5.1 million from Immuno-Designed Molecues S.A. (or IDM).  We expect contract and license revenues to be lower in the future as a result of the completion in September 2002 of the revenue recognition associated with the transfer of technology to IDM in July 2000.

          Cost of sales decreased by $329 thousand or 100%, during the three-month period ended June 30, 2003, as compared to the three-month period ended June 30, 2002. The decrease reflects the production cost of MDX-CD4 that was sold to Genmab in the second quarter of 2002.

          Research and development expenses are largely comprised of (i) personnel costs, (ii) those expenses related to facilities for our clinical research, development and clinical trial manufacturing efforts, (iii) third party research costs, (iv) supply costs, and (v) license and technology access fees. Research and development expenses for our products in development increased by $5.4 million or 29%, from $18.4 million to $23.8 million, during the three-month period ended June 30, 2003, as compared to the three-month period ended June 30, 2002. The increases relate primarily to costs associated with the following:

•

Personnel costs for the three-month period ended June 30, 2003 were $8.5 million, an increase of $1.9 million or 29%, as compared to the three-month period ended June 30, 2002. The increase in staff is required to support higher levels of product development and clinical trial manufacturing activities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners and clinical activities. Included in the increase are salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to increase, but at a slower rate, as we continue to increase our product development activities and progress our products in clinical trials.

•

Facility costs for the three-month period ended June 30, 2003 were $4.9 million, an increase of $1.2 million or 32%, as compared to the three-month period ended June 30, 2002. The increase in 2003 primarily relates to the substantial investments made in our three research and development facilities during 2001 and the first half of 2002.  Such investments included:  building and land improvements and the purchase of machinery and lab equipment and furniture and fixtures. As a result, depreciation, utilities, maintenance, property taxes and related expenses increased for the three-month period ended June 30, 2003, as compared to the three-month period ended June 30, 2002. In addition, the 2003 facility costs also include rent and related costs for our Sunnyvale, CA facility which opened during the fourth quarter of 2002.  We expect facility costs to increase as a result of our continued capital expansion, renovation and replacements but at a reduced rate.

•

License and technology access fees for the three-month period ended June 30, 2003 were $1.3 million, an increase of $1.2 million or 743%, as compared to the three-month period ended June 30, 2002.  These costs represent fees paid to partner and research organizations in connection with our collaboration and license agreements. During the three-month period ended June 30, 2003, we recorded a liability of $0.8 million pursuant to an amended license agreement with Northwest Biotherapeutics, Inc., which was paid in July 2003. We expect license fees, including funds paid to certain partners, to increase in the future.

          We also expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline. As part of our partnering strategy, a significant portion of the research and development expenses incurred in connection with products using our technology is expected to be borne by our partners. We believe this allows us to participate in the research and development of substantially more potential product candidates than we could develop on our own if we bore the entire cost of development. Products using our technology are currently in various stages of development by us and our partners from preclinical to Phase III. The successful development of these product candidates is dependent on many factors, including among other things, the efforts of our partners, unforeseen delays in, or expenditures relating to, preclinical development, clinical testing, manufacturing or regulatory approval, failure to receive market acceptance, the emergence of competitive products and the inability to produce or market our products due to third-party proprietary rights.

          General and administrative expenses for the three-month period ended June 30, 2003 were $5.2 million, a decrease of $0.6 million, or 10%, as compared to the three-month period ended June 30, 2002. The decrease is primarily attributable to lower consulting and legal fees. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

          Write-off of facility costs relates to a determination we made during the second quarter of 2002 to delay indefinitely the planned construction of a manufacturing facility at our Bloomsbury, New Jersey location and to pursue late-stage clinical and commercial supply agreements with third party manufacturers with available capacity meeting our current internal production timetables.  As a result of this determination, we recorded a charge of $11.3 million in the second quarter of 2002, representing the write-off of design, engineering and other pre-construction costs.  We have expanded our existing clinical manufacturing capacity in our Annandale, New Jersey facility, which we expect will meet all near-term production demands.  Further, we are in negotiation with third party manufacturers for clinical and commercial supply agreements.  As of August 1, 2003 we had not entered into any such supply agreements.

          Acquisition of in-process technology relates to our acquisition of certain assets of Corixa Corporation in May 2002.  The total cost of the acquisition (including transaction costs), discussed more fully under the section herein entitled “Liquidity and Capital Resources,” was $21.4 million. Based upon an independent third party valuation, $16.3 million of this amount was charged to operations as acquisition of in-process technology in the second quarter of 2002.

          Equity in net loss of affiliate for the three-month period ended June 30, 2003 was $3.2 million, a decrease of $0.5 million, or 13%, as compared to the three-month period ended June 30, 2002. The decrease is primarily the result of Genmab’s increased cost control efforts as well as lower manufacturing expenses.  Genmab is an affiliated company and is accounted for using the equity method of accounting.

The recognition of our equity in Genmab’s net losses reduces the carrying value (“basis”) of our investment in Genmab.

          Interest and dividend income for the three-month period ended June 30, 2003 was $3.1 million, a decrease of $1.7 million, or 35%, as compared to the three-month period ended June 30, 2002.  The decrease reflects lower interest income due primarily to lower average cash balances as we funded our operations and capital expenditures from our cash reserves.  We anticipate lower interest and dividend income in the future as we continue to liquidate our investments to fund our operations and capital expenditures.

          During the second quarter of 2003, no impairment charges were recorded on our investments in partners.  An impairment loss on investments in partners of $2.5 million was recorded during the three-month period ended June 30, 2002, representing a write-down of the value of our investment in three of our partners. During the second quarter of 2002, the decline in the value of these investments was determined to be “other than temporary.” If we deem our investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

          Additional payments related to asset acquisition of $0.3 million during the three-month period ended June 30, 2002 represents additional payments to Corixa Corporation in connection with the first monthly installment required under the Corixa Asset Purchase Agreement.  Such payment was pursuant to the terms of that agreement, which provides that, under certain circumstances we were required to pay to Corixa an amount equal to the difference between the proceeds received by Corixa for the sale of any shares of our common stock delivered as payment of any installment of the purchase price of the assets and the total amount of the purchase price installment due under the agreement.

          Interest expense was $2.3 million for each of the three-month period ended June 30, 2003 and 2002 and primarily represents interest on our $175.0 million convertible subordinated notes due 2006.

          Six months ended June 30, 2002 and 2003

          Total revenue decreased by $12.6 million or 67%, from $18.8 million to $6.2 million, during the six-month period ended June 30, 2003,  as compared to the six-month period ended June 30, 2002. The decrease relates principally to a decrease of contract and license revenues of $10.1 million from IDM and a decrease of sales revenues of $2.3 million from Genmab related to MDX-CD4, partially offset by $1.0 million in higher contract and license revenues from Genmab.   As a result of Genmab’s announced decision to wind down its anti-CD4 program for rheumatoid arthritis, we anticipate that sales of MDX-CD4 (and corresponding cost of sales) will be significantly lower in the future.  In addition, we expect contract and license revenues to be lower in the future as a result of the completion in September 2002 of the revenue recognition associated with the transfer of technology to IDM in July 2000.

          Cost of sales decreased by $1.8 million or 100%, from $1.8 million to $3 thousand, during the six-month period ended June 30, 2003, as compared to the six-month period ended June 30, 2002. The decrease reflects the  production cost of MDX-CD4 that was sold to Genmab in the first half of 2002.

          Research and development expenses are largely comprised of (i) personnel costs, (ii) those expenses related to facilities for our clinical research, development and clinical trial manufacturing efforts, (iii) third party research costs, (iv) supply costs, and (v) license and technology access fees. Research and development expenses for our products in development increased by $11.7 million or 33%, from $35.6 million to $47.3 million, during the six-month period ended June 30, 2003, as compared to the six-month period ended June 30, 2002. The increases relate primarily to costs associated with the following:

•

Personnel costs for the six-month period ended June 30, 2003 were $17.0 million, an increase of $4.9 million or 41%, as compared to the six-month period ended June 30, 2002.  The increase is primarily  the result of the hiring of an additional 27 employees since June 30, 2002 and a full six-month salary and benefits for employees hired between January 1, 2002 and June 30, 2002. The increase in staff is required to support higher levels of product development and clinical trial manufacturing activities, the continued development of our UltiMAb system, and the performance of contract services for our partners and clinical activities. Included in the increase are salaries, benefits, payroll taxes and recruiting costs. We expect personnel costs to increase, but at a slower rate,  as we continue to increase our product development activities and progress our products in clinical trials.

•

Facility costs for the six-month period ended June 30, 2003 were $9.7 million, an increase of $3.3 million or 52% over the six-month period ended June 30, 2002. The increase in 2003 primarily relates to the substantial investments made in our three research and development facilities during 2001 and the first half of 2002. Such investments included: building and land improvements and the purchase of machinery and lab equipment and furniture and fixtures.  As a result, depreciation, utilities, maintenance, property taxes and related expenses increased for the six-month period ended June 30, 2003, as compared to the six-month period ended June 30,  2002.  In addition, the 2003 facility costs also include rent and related costs for our Sunnyvale, CA facility which opened during the fourth quarter of 2002. We expect  facility costs to increase in the future as a result of continued capital expansion, renovations and replacements, but at a slower rate.

•

Clinical trial costs for the six-month period ended June 30, 2003 were $1.8 million, and increase of $1.2 million or 208% over the six-month period ended June 30, 2002. Included in these costs are clinical investigator site fees, monitoring costs and data management costs. We also expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

          General and administrative expenses for the six-month period ended June 30, 2003 were $10.9 million, a decrease of $0.3 million or 3%, as compared to the six-month period ended June 30, 2002. The decrease is primarily attributable to a reduction in legal fees of $0.6 million and a reduction in consulting fees of $0.5 million, partially offset by higher personnel costs of $0.7 million. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

          Write-off of facility costs relates to a determination we made during the second quarter of 2002  to delay indefinitely the planned construction of a manufacturing facility at our Bloomsbury, New Jersey location and to pursue late-stage clinical and commercial supply agreements with third party manufacturers with available capacity meeting our current internal production timetables.  As a result of this determination, we recorded a charge of $11.3 million in the second quarter of 2002, representing the write-off of design, engineering and other pre-construction costs. We have expanded our existing clinical manufacturing capacity in our Annandale, New Jersey facility, which we expect will meet all near-term production demands.  Further, we are in negotiation with third party manufacturers for clinical and commercial supply agreements.  As of August 1, 2003 we had not entered into any such supply agreements.

          Acquisition of in-process technology relates to our acquisition of certain assets of Corixa Corporation in May 2002.  The total cost of the acquisition (including transaction costs), discussed more fully under the section herein entitled “Liquidity and Capital Resources,” was $21.4 million. Based upon an independent third party valuation, $16.3 million of this amount was charged to operations as acquisition of in-process technology in the second quarter of 2002.

          Equity in net loss of affiliate for the six-month period ended June 30, 2003, was $6.9, a decrease of $0.3 million, or 4% as compared to six-month period ended June 30, 2002. The decrease is primarily the result of Genmab's increased cost control efforts as well as lower manufacturing expenses. Due to the size of our equity investment in Genmab (approximately 31.2%), Genmab is an affiliated company and is accounted for using the equity method of accounting. The recognition of our equity in Genmab’s net losses reduces the carrying value (“basis”) of our investment in Genmab.

          Interest and dividend income for the six-month period ended June 30, 2003 was $5.7 million, a decrease of $4.0 million or 41%, as compared to the six-month period ended June 30, 2002. The decrease reflects lower interest income primarily due to lower average cash balances as we funded our operations and capital expenditures from our cash reserves.  We anticipate lower interest and dividend income in the future as we continue to liquidate our investments to fund our operations and capital expenditures.

          During the six-month period ended June 30, 2003, no impairment charges were recorded on our investments in partners.  An impairment loss on investments in partners of $4.1 million was recorded during the six-month period ended June 30, 2002 representing a write-down of the value of our investments in three of our partners. During the first six months of 2002, the decline in the value of these investments was determined to be “other than temporary.”  If we deem our investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

          Additional payments related to asset acquisition of $0.3 million and $0.1 million during the six-month periods ended June 30, 2002 and 2003 represents additional payments to Corixa and Northwest Biotherapeutics, respectively.  Pursuant to the terms of these agreements, under certain circumstances, we were required to pay an amount equal to the difference between the proceeds received by these companies from the sale of any shares of our common stock delivered as payment of any installment of the purchase price of the assets and the total amount of the purchase price installment due under the agreements.

          Interest expense during the six-month period ended June 30, 2003 was $4.6 million, an increase of $0.1 million, or 2%  as compared to the six-month period ended June 30, 2002 and primarily represents interest on our $175.0 million convertible subordinated notes due 2006.

          Cumulative effect of a change in accounting principle during the six-month period ended June 30, 2003 was $0.8 million.  Effective January 1, 2003, we changed our method of accounting for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations.  Previously, we were not required to recognize amounts related to asset retirement obligations.  Under SFAS No. 143, we now recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The adoption of SFAS No. 143 resulted in an increase in net property, buildings and equipment of approximately $1.4 million, recognition of an asset retirement obligation liability of approximately $2.2 million and a cumulative effect of a change in accounting principle of approximately $0.8 million.

Liquidity and Capital Resources

          We require cash to fund our operations, to make capital expenditures and strategic investments, and to pay debt service on our convertible note issues.  Since inception, we have financed our operations through the sale of our securities in public and private placements, sales of our products for research purposes, development and manufacturing services, technology transfer and license fees and milestone payments.  We expect to continue to fund our cash requirements from these sources in the future.

          At June 30, 2003, we had approximately $303.7 million in cash, cash equivalents and marketable securities. We invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.

          Cash Used in Operating Activities.    Operating activities consumed $35.3 million and $43.5 million of cash for the six-month periods ended June 30, 2002 and 2003, respectively.  The increase in cash used in operating activities in 2003 relates mainly to the increase in research and development expense.  Total research and development expense increased by $11.7 million, from $35.6 million for the six-month period ended June 30, 2002 to $47.3 million for the six-month period ended June 30, 2003.  The increase in research and development expense resulted from higher personnel costs, those expenses related to facilities for our clinical research, development and manufacturing efforts, and clinical trial costs (offset by lower license and technology access fees).  Partially offsetting the use of cash for these operating expenses were depreciation and amortization, non-cash compensation, and cash received from corporate partners.  Lastly, the increase in cash used in operations also resulted from reduced investment income as a result of both lower interest rates and lower average cash balances.

          Cash Provided by Investing Activities.    Net cash provided by investing activities was $64.5 million for the six-month period ended June 30, 2002, as compared to $78.9 million for the six-month period ended June 30, 2003.  The increase in cash provided by investing activities was the result of cash provided from the net sales of marketable securities for the six-month periods ended June 30, 2002 and 2003 of $88.4 million and $83.7 million, offset, in part, by capital expenditures of $24.2 million and $3.8 million, respectively.  The decrease in capital spending was primarily related to the completion in 2002 of the renovation of our Bloomsbury, New Jersey facility.

          Cash Provided by Financing Activities.    Financing activities for the six-month period ended June 30, 2002 provided $211 thousand of cash compared to cash provided of $262 thousand for the six-month period ended June 30, 2003.  The increase in cash provided by financing activities was due to the proceeds received as a result of our Employee Stock Purchase Plan (ESPP) offset, in part, by principal payments on equipment leases.

          Other Liquidity Matters.    In connection with our merger with Essex Medical Products in 1987, we are committed to pay to Essex Chemical Corporation, or Essex, 20% of our net after-tax income until a total of $1.0 million has been paid, contingent upon the occurrence of certain events. As the result of our net income in 2000 we accrued $0.7 million payable to Essex, which remains accrued at June 30, 2003. At our option, this obligation may be satisfied by the payment of shares of our common stock having a fair market value equal to the amount owed, provided such shares are registered for sale with the Securities and Exchange Commission.

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

          On July 23, 2003, we completed a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended, of $125 million of 4.25% convertible senior notes due August 15, 2010 to qualified institutional investors.  The notes are initially convertible into shares of Medarex common stock at the rate of 148.8261 per each $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $6.72 per share, subject to anti-dilution adjustments.

          We will pay interest on these notes on February 15 and August 15 of each year beginning on February 15, 2004.  We expect to receive net proceeds from the private placement of approximately $120.9 million (after deducting the initial purchasers’ discounts and estimated offering expenses).   Approximately $15.8 million of the net proceeds have been used to purchase U.S. Treasury security strips to collateralize the notes in an amount sufficient to pay the initial six interest payments on the notes.

          On July 24, 2003, our Board of Directors approved the following compensation for members of our Board of Directors:

•	an option grant of 14,000 shares of common stock for each member of our Board of Directors, other than our Chief Executive Officer;

•	an option grant of an additional 14,000 of common stock for our Chairman of the Board;

•	an annual retainer of $20,000 for each member of our Board of Directors, other than our Chief Executive Officer and our Executive Vice President;

•	an additional annual retainer of $20,000 for our Chairman of the Board;

•	meeting fees of $1,500 for each in-person Board of Directors meeting and $1,000 for each telephonic Board of Directors meeting;

•	an annual retainer of $4,000 for service on the Audit Committee, with an additional payment of $4,000 for service as Chairman of the Audit Committee; and

•	an annual retainer of $3,000 for service on each of the other standing committees of our Board of Directors.

          Future Liquidity Resources.    Our current sources of liquidity are cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, contract and licensing revenue and sales of our products for research. We believe that such sources of liquidity will be sufficient to meet our operating, debt service, and capital requirements for at least the next 24 months.  However, this 24-month period assumes the use of a portion of the $175.0 million or the $125.0 million required to meet our repayment obligations with respect to our convertible notes due on July 1, 2006 and August 15, 2010, respectively.  The $175.0 million notes are convertible into shares of our common stock at a ratio of 34.6789 shares per each $1,000 principal amount of the notes ($28.84 per share), subject to adjustment.  The $125.0 million notes are convertible into shares of our common stock at a ratio of 148.8261 shares per each $1,000 principal amount of the notes ($6.72 per share), subject to adjustment. To the extent our convertible notes are converted into shares of our common stock on or before their maturity dates, we will have use of that portion of the notes so converted to fund our on-going operations.  In any event, we may require additional financing within this time frame and may raise funds through public or private financings, line of credit arrangements, collaborative relationships and/or other methods.  The use of cash on hand or other financial alternatives will depend on several factors including, but not limited to, the future success of our products in clinical development, the prevailing interest rate environment, and access to the capital markets.  We can not assure you that we will be able to raise such additional funds.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

          We do not use derivative financial instruments in our operations or investment portfolio. We regularly invest excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. Government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased or sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is minimal. We do not believe we have material exposure to market risks associated with changes in interest rates, as we have no variable interest rate debt outstanding. While we do not believe we have any material exposure to market risks associated with interest rates, we may experience reinvestment risk as fixed income securities mature and are reinvested in securities bearing lower interest rates.

          We may be exposed to exchange conversion differences in translating the foreign results of our investment in Genmab to U.S. dollars. Depending upon the relative strengthening or weakening of the U.S. dollar, the conversion difference could be significant.

Item 4.  Controls and Procedures

          Evaluation of disclosure controls and procedures:    The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the

Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

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

Item 4.    Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareholders held on May 28, 2003, our shareholders elected three Class I Directors each to serve for a term to expire in 2006. Our shareholders also voted for the authorization of 3,500,000 new shares of common stock for additional awards to be granted under our 2001 Stock Option Plan. In addition, our shareholders voted to confirm the appointment of Ernst & Young LLP as independent auditors for the 2003 fiscal year. Out of the 77,247,478 eligible votes, 61,413,366 were cast at the meeting either by proxies solicited in accordance with Section 14 of the Securities Exchange Act of 1934, as amended, and the regulations set forth thereunder, or by securities holders voting in person. There were no broker non-votes. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes for each nominee is set forth under Item No. 1 below, the adoption of 3,500,000 new shares of common stock for additional awards to be granted under our 2001 Stock Option Plan is set forth under Item No. 2 below, and the appointment of Ernst & Young LLP as independent auditors for the 2003 fiscal year is set forth in Item No. 3 below:

Item No. 1

          Nominees for Directors

Directors—Class I	Votes For	Votes Withheld

Dr. Donald L. Drakeman	60,972,559	440,807
Dr. Ronald J. Saldarini	61,014,626	398,740
Charles R. Schaller	60,932,782	480,584

          The following persons are incumbent directors whose terms of office continue after the Annual Meeting:

Class III Terms Expiring in 2004	Class II Terms Expiring in 2005

Irwin Lerner	Michael A. Appelbaum
Dr. Julius A. Vida	Dr. Frederick B. Craves
Dr. W. Leigh Thompson, Jr.	Dr. Michael W. Fanger

Item No. 2

          Approval of the authorization of 3,500,000 new shares of common stock for additional awards to be granted under our 2001 Stock Option Plan:

FOR	AGAINST	ABSTAIN

51,885,370	9,486,768	41,228

Item No. 3

          Appointment of Ernst & Young LLP as Independent Auditors for the 2003 fiscal year:

FOR	AGAINST	ABSTAIN

60,280,203	759,451	373,712

Item 5.  Other Information

          Additional factors that might affect future results include the following:

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

          We have incurred large operating losses and these losses may continue. In particular, as of June 30, 2003, we had an accumulated deficit of approximately $342.4 million. Our losses have resulted principally from:

•	research and development costs relating to the development of our technology and antibody product candidates;

•	costs associated with the establishment of our new laboratory and manufacturing facilities and manufacturing of products; and

•	general and administrative costs relating to our operations.

          We intend to continue to make significant investments in:

•	research and development;

•	preclinical testing and clinical trials;

•	establishing new collaborations; and

•	new technologies

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

          We have a significant amount of convertible debt and debt service obligations, which, unless converted to shares of our common stock, will mature in 2006 ($175.0 million) and 2010 ($125.0 million), respectively. We may be unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our debt. Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including by:

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

          In order to obtain FDA approval to market a new drug product, we or our partners must demonstrate proof of safety and efficacy in humans. To meet these requirements, we or our partners will have to conduct extensive preclinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. Moreover, we will continue to be affected by delays associated with the preclinical testing and clinical trials of certain product candidates conducted by our partners over which we have no control. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

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

          In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. For example, the FDA is in the process of moving several product categories currently regulated by the agency’s Center for Biologics Evaluation and Research, or CBER, to the agency’s Center for Drug Evaluation and Research, or CDER. These product categories include monoclonal antibodies as well as cytokines, growth factors, enzymes, interferons and certain proteins. The effect that this reorganization at the FDA will have on clinical trials and product approval outcomes or timing is uncertain, but could cause delays or other currently unforeseeable effects.

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

          We currently have an equity interest of approximately 32% in Genmab, which intends to develop and commercialize a portfolio of fully human antibodies generated through the use of our human antibody technology. In addition, we have an equity position in IDM of approximately 9%, which intends to develop and commercialize antibodies generated through the use of our technology. In the event that we exercise certain warrants held by us to purchase convertible or redeemable bonds of IDM and such bonds are converted or redeemed, our equity position in IDM would be approximately 26%, based on the shares currently outstanding. These warrants are exercisable between September 2002 and September 2010, and such bonds may be converted or redeemed within six months of such exercise.

          Due to the size of our interest in Genmab, we are currently required to account for our equity interest in Genmab under the equity method of accounting, which provides that we must include a portion of Genmab’s income and losses equal to our percentage equity interest in Genmab in our consolidated financial statements. For the years ended December 31, 2000, 2001 and 2002, our share of Genmab’s losses were approximately $0.4 million, $7.3 million and $19.6 million, respectively.  For the six-month period ended June 30, 2003, our share of Genmab’s net loss was $6.9 million.  Genmab has publicly stated that it anticipates that it will incur substantial losses as it expands its research and product development efforts. As Genmab’s losses continue to increase, the aggregate amount of such losses we must include in our consolidated financial statements will also increase.

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

          We are exposed to equity price risk on our strategic investments in our publicly-traded partners, including Genmab, Northwest Biotherapeutics, Inc., Seattle Genetics, Inc., Protein Design Labs, Inc. and Tularik, Inc., and as part of our business strategy, we may choose to make additional similar investments in public companies in the future. As these investments are the result of strategic alliances with our collaborative partners, we typically do not attempt to reduce or eliminate our market exposure of these types of strategic investments. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are designated as available-for-sale and are reported at fair value on our consolidated balance sheet. Unrealized holding gains and losses on available-for-sale securities are generally excluded from earnings and reported within other comprehensive income which is a separate component of shareholders’ equity. Under our accounting policy, marketable equity securities are generally considered to be impaired if their fair value is less than our cost basis in such securities for more than six months, or some other period in light of the particular facts and circumstances surrounding the investment. If a decline in the fair value of available-for-sale securities is considered to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. For the year ended December 31, 2002, we recorded impairment charges of approximately $40.5 million (of which approximately $31.0 million related to Genmab) on our strategic investments in publicly traded companies.  During the six months ended June 30, 2003, no impairment charges were recorded related to the value of our investments.  If we deem these investments to be further impaired at the end of any future reporting period, we may incur additional impairment charges on these investments.

          In addition, we have investments in several of our partners whose securities are not publicly traded such as IDM. Because these securities are not publicly traded, the value of our investments in these companies are inherently more difficult to estimate than our investments in publicly traded companies. We estimate the value of these investments by using information acquired from industry trends, the management of these companies, financial statements, and other external sources. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. For the year ended December 31, 2002, we recorded impairment charges of approximately $2.4 million on our investments in privately-held companies. During the six months ended June 30, 2003, no impairment charges were recorded related to the value of our investments in privately held companies.  Future adverse changes in market conditions or adverse changes in operating results of these companies may also require an impairment charge in the future.

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

          Moreover, other parties could have blocking patent rights to products made using HuMAb-Mouse technology, such as antibodies, and their production and uses, either because of a proprietary position covering the antibody or the antibody’s target. For example, we are aware of certain United States and European patents held by third parties relating to particular targets for their human monoclonal antibodies, to human monoclonal antibodies against various targets and bispecific products, and the manufacture and use of such products. In particular, we are aware of certain United States and foreign patents and patent applications owned by third parties that pertain to monoclonal antibodies against CTLA-4 and their uses. We are also aware of certain United States and foreign patents and patent applications held by third parties relating to anti-CD4 antibodies, anti-CD30 antibodies, anti-EGFr antibodies, anti-PSMA antibodies, and anti-heparanase antibodies as well as other antibody products under development by us.

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

          We are not the exclusive owner of the technology underlying the HuMAb-Mouse®. In March 1997, prior to our acquisition of GenPharm International, Inc., GenPharm entered into a cross-license and settlement agreement with Abgenix, Inc., Cell Genesys, Inc., Xenotech, L.P. and Japan Tobacco, Inc., pursuant to which Abgenix and these entities paid us and GenPharm a total of approximately $38.6 million during 1997 and 1998. This payment was in exchange for a non-exclusive license to certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies that are integral to our products and business. These patents, licenses and inventions form the basis of our HuMAb-Mouse technology. Our business may suffer from the competition of these entities or if any of these entities breach the cross-license and settlement agreement.

          We are not the exclusive owner of the technology underlying the KM-Mouse®. Effective September 4, 2002, we entered into a collaboration and license agreement with Kirin superseding the letter of intent entered into by us with Kirin in December 1999. Under this agreement, we and Kirin have exchanged certain cross-licenses for each other’s technology for the development and commercialization of human antibody products made using the HuMAb Mouse, the Kirin mice (TC Mouse™ and HAC Mouse™) and the KM Mouse. Kirin has certain rights to distribute and use such mice throughout the world. Our business may suffer as a consequence of competition from Kirin or if the collaboration and license agreement were breached or terminated for any reason.

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

          We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapeutics. Some of these companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as we and our partners. Also, we compete with companies that offer antibody generation services to companies that have disease related target antigens. These competitors have specific expertise or technology related to antibody development. We compete directly with Abgenix, with respect to the generation of fully human antibodies from transgenic mice. In addition, we have entered into agreements with each of Kirin and Genmab, respectively, that grant these companies licenses to our proprietary technology platform, enabling them to compete with us in offering antibody generation and development services in certain markets. Xenerex Biosciences and XTL Biopharmaceutical, Ltd. have developed technology that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies in functionally modified mice. Numerous additional companies are developing therapeutic products comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies that do not involve immunization of animals for creating antibodies comprising human antibody sequences. For example, phage and yeast display technology is being used by companies, such as Abbott Laboratories, Cambridge Antibody Technology Group plc, or CAT, Dyax Corp., Genetastix Corporation and MorphoSys AG to develop therapeutic products comprising human antibody sequences. Companies such as Johnson & Johnson, MedImmune, Inc., Amgen, IDEC Pharmaceuticals Corporation, Novartis, Genentech, Inc., Protein Design Labs, Inc., Wyeth, Abbott and Corixa Corporation have generated therapeutic products that are currently on the market and that are derived from recombinant DNA that comprise human antibody components.

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

          As of June 30, 2003, we had 7,494,140 shares of common stock reserved for issuance pursuant to options which had been granted under our stock option plans having a weighted average exercise price of $9.37 per share. We have filed registration statements on Form S-8 covering those shares. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

          In addition, as of that date, there were 610,614 shares reserved for issuance pursuant to a deferred compensation plan. The shares reserved for the deferred compensation plan will be issued in various amounts over various periods of time during the next four years. We have filed a registration statement on Form S-8 covering those shares. Shares issued pursuant to this plan, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

          In addition, as of June 30, 2003, we had reserved 7,973,941 shares of common stock for issuance pursuant to future grants of options under our stock option plans. We have filed registration statements on Form S-8 covering 4,473,941 of those shares.  We intend to file a registration statement on Form S-8 covering an additional 3,500,000 shares issuable under our 2001 Stock Option Plan that were approved by our shareholders on May 28, 2003.  As a result of our stock option exchange program, we expect to issue options to purchase a total of 1,319,269 shares of common stock on September 8, 2003, at the earliest.  As of June 30, 2003, we had reserved 272,578 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 covering those shares. Shares issued under our plans, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirement of Rule 144.

          The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on The Nasdaq National Market, Inc. or Nasdaq, and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

          As of June 30, 2003, we had 6,067,961 shares of common stock reserved for issuance pursuant to the conversion of $175.0 million aggregate principal amount of our 4.50% Convertible Subordinated Notes due 2006. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or their redemption by us at a conversion rate of 34.6789 shares per each $1,000 principal amount of notes ($28.84 per share), subject to adjustment.

          As of August 1, 2003, we had 23,719,163 shares of common stock reserved for issuance pursuant to the conversion of $125.0 million aggregate principal amount of our 4.25% Convertible Senior Notes due 2010.  Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or their redemption by us at a conversion rate of 148.8261 shares per each $1,000 principal amount of the notes ($6.72 per share), subject to adjustment.

          On May 23, 2002, we acquired certain assets of Corixa Corporation for approximately $21.4 million.  As part of this transaction, Corixa may receive additional consideration of up to $6.0 million, payable in cash, or at our election, in shares of our common stock.  The number of shares of common stock will be determined pursuant to a formula based on an average of the market price of our common stock during a period of time prior to the date of issuance

Future sales of our common stock or other securities could cause the market price of our common stock to decline.

          As of June 30, 2003, we had 77,411,887 shares of common stock outstanding, of which 1,999,109 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

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

          Pursuant to the terms of a certain registration rights agreement, on or before October 20, 2003, we are obligated to file a registration statement on Form S-3 under the Securities Act relating to our $125.0 million convertible senior notes due August 15, 2010, and up to 23,719,163 shares of our common stock which may be issued upon the conversion of the notes. Upon the effectiveness of the registration statement, the notes and the shares of common stock will be freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to resale limitation of Rule 144.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

          Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 4.50% Convertible Subordinated Notes due 2006. As of June 30, 2003, $175.0 million aggregate principal amount of the notes was outstanding. We may pay the repurchase price in cash or, at our option, in common stock. Such repurchase right may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

          Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 4.25% Convertible Senior Notes due 2010. As of June 30, 2003, $125.0 million aggregate principal amount of the notes was outstanding. We may pay the repurchase price in cash or, at our option, in common stock. Such repurchase right may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

Legislative and regulatory actions, Nasdaq rules, potential new accounting pronouncements and higher insurance costs may impact our future financial position or results of operations.

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations.  New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future and we may make changes in our accounting policies in the future.  Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.  Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours and insurance costs are increasing as a result of this uncertainty and other factors.  Investments required to comply with changes in SEC, Nasdaq and accounting rules may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Item 6.  Exhibits and reports on Form 8-K

(a)	Reports on Form 8-K: None

(b)	Exhibits:

	Exhibit 3.1	Restated Certificate of Incorporation of the Registrant effective June 9, 2003.

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDAREX, INC.

(Registrant)

Date: August 12, 2003	By:	/s/ DONALD L. DRAKEMAN

Donald L. Drakeman President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2003	By:	/s/ CHRISTIAN S. SCHADE

Christian S. Schade Senior Vice President Finance & Administration, Chief Financial Officer (Principal Financial and Accounting Officer)