Form 10-Q
period 2004-03-31
MEDAREX INC
filed 2004-05-10
CIK 874255

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of common stock, $.01 par value, outstanding as of April 30, 2004 was 79,103,639 shares.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	March 31, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,998	$55,231
Marketable securities	285,460	274,808
Segregated cash	5,617	6,245
Prepaid expenses and other current assets	6,244	5,465

Total current assets	370,319	341,749
Property, buildings and equipment:
Land	6,624	6,624
Buildings and leasehold improvements	74,764	75,066
Machinery and equipment	37,006	38,195
Furniture and fixtures	4,081	4,085
Construction in progress	4,384	3,780

	126,859	127,750
Less accumulated depreciation and amortization	(31,494)	(34,814)

	95,365	92,936
Investments in Genmab	10,976	6,768
Investments in IDM	48,199	48,199
Investments in, and advances to, other partners	11,182	11,082
Segregated cash	11,579	10,354
Other assets	10,106	8,994

Total assets	$557,726	$520,082

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,197	$2,028
Accrued liabilities	13,878	9,154
Deferred contract revenue – current	3,807	3,501

Total current liabilities	19,882	14,683
Deferred contract revenue – long-term	661	607
Other long-term liabilities	3,172	3,184
Convertible senior notes	125,000	146,986
Convertible subordinated notes	175,000	142,000
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 79,501,080 shares issued and 79,007,564 outstanding at December 31, 2003 and 79,512,124 shares issued and 79,094,077 shares outstanding at March 31, 2004	795	795
Capital in excess of par value	639,784	650,080
Treasury stock, at cost 493,516 shares in 2003 and 418,047 shares in 2004	(1,242)	(1,051)
Deferred compensation	994	855
Accumulated other comprehensive income	6,560	5,783
Accumulated deficit	(412,880)	(443,840)

Total shareholders' equity	234,011	212,622

Total liabilities and shareholders’ equity	$557,726	$520,082

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2003	2004
Sales	$25	$—
Contract and license revenues	2,174	1,106
Sales, contract and license revenues from Genmab	1,765	823

Total revenues	3,964	1,929
Costs and expenses:
Cost of sales	3	—
Research and development	23,526	22,988
General and administrative	5,684	5,808

Total costs and expenses	29,213	28,796

Operating loss	(25,249)	(26,867)
Equity in net loss of affiliate	(3,754)	(4,766)
Interest and other income	2,632	3,988
Additional payments related to asset acquisitions	(86)	—
Interest expense	(2,308)	(3,635)
Gain on extinguishment of debt	—	326

Pre tax loss	(28,765)	(30,954)
Provision for income taxes	28	6

Loss before cumulative effect of change in accounting principle	(28,793)	(30,960)
Cumulative effect of change in accounting principle	(830)	—

Net loss	$(29,623)	$(30,960)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.37)	$(0.39)
Cumulative effect of change in accounting principle	(0.01)	—

Net loss	$(0.38)	$(0.39)

Weighted average number of common shares outstanding – basic and diluted	77,953	79,505

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2003	2004
Operating activities:
Net income (loss)	$(29,623)	$(30,960)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of change in accounting principle	830	—
Depreciation	2,588	2,883
Amortization	812	1,155
Stock options and awards	139	126
Non-cash revenue – Genmab	—	(500)
Equity in net loss of Genmab	3,754	4,766
Impairment loss on investments in partners	—	316
Gain on exchange of convertible debt	—	(326)
Gain on sale of equity securities	—	(1,664)

Changes in operating assets and liabilities
Other current assets	1,959	791
Trade accounts payable	283	(169)
Accrued liabilities	(5,802)	(4,021)
Deferred contract revenue	502	140

Net cash used in operating activities	(24,558)	(27,463)

Investing activities:
Purchase of property and equipment	(1,947)	(1,545)
Increase in investments and advances to affiliates and partners	(1,000)	—
Decrease (increase) in segregated cash	—	597
Sales of marketable securities	40,044	10,765

Net cash provided by investing activities	37,097	9,817

Financing activities:
Cash received from sales of securities, net	—	67
Capitalized debt exchange costs	—	(149)
Principal payments under debt obligations	(113)	(39)

Net cash used in financing activities	(113)	(121)

Net increase (decrease) in cash and cash equivalents	12,426	(17,767)
Cash and cash equivalents at beginning of period	61,812	72,998

Cash and cash equivalents at end of period	$74,238	$55,231

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$—	$—

Interest	$3,944	$3,107

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared from the books and records of Medarex, Inc. and Subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Net Loss per Share

Basic and diluted net loss per share are calculated in accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 128, Earnings per Share. Basic net loss per share is based upon the number of weighted average shares of common stock outstanding. Diluted net loss per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, which are included under the treasury stock method. For the three month periods ended March 31, 2003 and 2004, all potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their effect is antidilutive.

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

In addition, the Company has investments in several of its partners whose securities are not publicly traded. Because these securities are not publicly traded, the Company values these investments by using information acquired from industry trends, the management of these companies, financial statements, and other external sources. Based on the information acquired through these sources, the Company records an impairment charge when it believes an investment has experienced a decline in value that is considered to be other than temporary.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded impairment charges of $0 and $0.2 million related to investments in partners whose securities are publicly traded for the three month periods ended March 31, 2003 and 2004, respectively. In addition, the Company recorded impairment charges of $0 and $0.1 million in partners whose securities are privately held for the three month periods ended March 31, 2003 and 2004, respectively. Such impairment charges are included with “Interest and other income” in the Company’s statement of operations for the three month period ended March 31, 2004.

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

	Three Months Ended March 31
	2003	2004
Net loss, as reported	$(29,623)	$(30,960)
Add: Non-cash employee compensation	139	51
Deduct: Total stock-based employee compensation expense determined under fair value method	(2,482)	(3,185)

Pro forma net loss	$(31,966)	$(34,094)

Loss per share:
Basic and diluted, as reported	$(0.38)	$(0.39)

Basic and diluted, pro forma	$(0.41)	$(0.43)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31
	2003	2004
Expected stock price volatility	76.7%	64.0%
Risk-free interest rate	3.5%	2.75%
Expected life of options	5 years	5 years
Expected dividend yield	0%	0%

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

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i) Special purpose entities (“SPEs”) created prior to February 1, 2003. The adoption of the provisions applicable to SPEs created prior to February 1, 2003 had no impact on our financial statements.

(ii) Non-SPEs created prior to February 1, 2003. The adoption of the provisions applicable to Non-SPEs created prior to February 1, 2003 had no impact on our financial statements.

(iii) All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 had no impact on our financial statements.

2.	Investments in Genmab

As a result of a series of transactions, including an initial public offering by Genmab A/S, a Danish biotechnology company (“Genmab”), of its ordinary shares in October 2000, the Company owned approximately 31.3% interest in Genmab as of December 31, 2002.

In July 2003, the Company received 246,914 shares of Genmab stock valued at $2.0 million representing payment for the fourth of five annual payments under an August 2000 binding memorandum of understanding between the Company and Genmab. The Company’s ownership percentage in Genmab was approximately 31.8% as of March 31, 2004.

During the three month periods ended March 31, 2003 and 2004, the value of the Company’s investment in Genmab was adjusted to reflect the Company’s share of Genmab’s net loss ($3.8 million) and ($4.8 million), respectively, and unrealized gains of $2.1 million and $0.6 million, respectively, related to foreign exchange translation. Such foreign exchange translation adjustments are included within accumulated other comprehensive income in the Company’s consolidated balance sheets.

Summary financial information for Genmab is as follows:

	As of and for the Three Months Ended March 31
	2003	2004
Current assets	$186,942	$166,097
Non current assets	23,350	16,524
Current liabilities	17,565	12,959
Non current liabilities	3,350	2,536
Revenue	—	—
Gross profit	—	—
Net loss	(12,001)	(15,002)

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Debt Exchange and Cancellation

In January 2004, the Company and certain holders of its 4.50% Convertible Subordinated Notes due 2006 (the “4.50% Notes”) completed an exchange and cancellation of $33.0 million principal amount of the 4.50% Notes, for the issuance of $21.986 million in aggregate principal of a new series of the Company’s 4.25% Convertible Senior Notes due August 15, 2010, in a limited number of transactions. As a result of this exchange and cancellation, the Company’s total convertible debt was reduced by $11.014 million. In addition, the Company recorded a gain on the early extinguishment of debt of approximately $0.3 million for the three month period ended March 31, 2004 in connection with the exchange and cancellation.

4.	Contingencies

The Company has a contingent commitment to pay $1.0 million to Essex Chemical Corporation (“Essex”) without interest in installments equal to 20% of net after tax earnings of the Company in future years. The Company’s contingent commitment, as amended, to pay up to $1.0 million out of future earnings may be satisfied, at the Company’s option, through the payment of cash or shares of the Company’s common stock having a fair market value equal to the amount owed, provided that such shares are registered with the Securities and Exchange Commission. The Company accrued $0.7 million related to this liability during 2000, and such amount remains accrued at March 31, 2004.

In the ordinary course of business, the Company is at times subject to various legal proceedings. The Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

5.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the fair value of the Company’s marketable securities and the foreign exchange translation of the Company’s equity position in Genmab. The following table sets forth the components of comprehensive income (loss):

	Three Months Ended March 31
	2003	2004
Net loss	$(29,623)	$(30,960)
Unrealized loss on securities	(2,519)	(1,335)
Unrealized gain on foreign exchange	2,148	558

Total comprehensive loss	$(29,994)	$(31,737)

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Segment Information

The Company is an integrated monoclonal antibody-based company with antibody discovery, development and manufacturing capabilities. The operations of the Company and its wholly owned subsidiaries constitute one business segment.

Revenue from customers representing 10% or more of total revenues is as follows:

	Three Months Ended March 31
Customer	2003	2004
Genmab A/S	45%	43%
Novartis Pharma AG	15%	25%
Amgen, Inc.	13%	—%

No other single customer accounted for more than 10% of the Company’s total revenues for the three months ended March 31, 2003 and 2004, respectively.

7.	Subsequent Events

On April 9, 2004, the Company filed a registration statement with the Securities and Exchange Commission related to a proposed public offering of a portion of the common stock of its wholly-owned subsidiary, Celldex Therapeutics, Inc. (“Celldex”). As part of this transaction, the Company assigned and licensed to Celldex certain intellectual property related to its vaccine technology, including the rights to MDX-1307, one of the Company’s product candidates for the treatment of cancer, as well as the Investigational New Drug Application associated with this product which became effective in February 2004. If the offering proceeds, the Company anticipates that it will continue to hold approximately 75% of the outstanding shares of common stock of Celldex.

On May 3, 2004, the Company completed a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended, of $150.0 million of 2.25% Convertible Senior Notes due May 15, 2011 (the “2.25% Notes”) to qualified institutional investors. The 2.25% Notes are initially convertible into shares of Medarex common stock at the rate of 72.9129 per each $1,000 principal amount of the 2.25% Notes, which is equivalent to an initial conversion price of approximately $13.72 per share, subject to anti-dilution adjustments.

The Company will pay interest on the 2.25% Notes on May 15 and November 15 of each year beginning on November 15, 2004. The Company expects to receive net proceeds from the private placement of approximately $145.2 million (after deducting the initial purchasers’ discounts and estimated offering expenses).

Concurrent with this private placement, the Company repurchased $65.6 million in aggregate principal amount of its 4.50% notes for cancellation.

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

Currently, 17 antibody products derived from our UltiMAb human antibody development technology are in human clinical trials, or have had regulatory applications submitted for such trials. These antibodies are designed to treat a wide range of diseases, such as cancer (including various lymphomas), rheumatoid arthritis and other inflammatory and autoimmune diseases. Five of these antibody products are fully owned by Medarex or its affiliates: MDX-010 (Phase II clinical trials), MDX-060 (Phase II clinical trials), MDX-070 (Phase I/II clinical trials), MDX-214 (Phase I/II clinical trials) and MDX-1307 (Phase I clinical trials). These fully-owned antibody products are being developed for the treatment of various diseases, including cancer, lymphoma and/or HIV. In the second quarter of 2004, we submitted a Special Protocol Assessment to the FDA for a pivotal program for MDX-010 in combination with the gp100 vaccine and expect to file the manufacturing data necessary to initiate this pivotal program in June 2004. Subject to final discussions with the FDA, we expect to begin enrolling patients in this pivotal program during the third quarter of 2004. In addition, one antibody product for autoimmune disease, MDX-018 (Phase I/II clinical trials), is being jointly developed with our licensing partner, Genmab A/S, and four are being developed separately by Genmab: HuMax™-CD4 (Phase II clinical trials) for cutaneous T-cell lymphoma, HuMax-IL15 (Phase II clinical trials) for rheumatoid arthritis, HuMax-EGFr (Phase I/II clinical trials) for head and neck cancer and HuMax-CD20 (Phase I/II clinical trials) for non-Hodgkin’s lymphoma. Additionally, our licensing partners, including Novartis Pharma AG and Centocor, Inc. (a subsidiary of Johnson & Johnson), among others, are developing a total of seven antibody products for inflammatory and/or autoimmune diseases and cancer that are currently in early clinical trials. We and our partners also have a number of product candidates in preclinical development. The preceding information regarding the clinical status of antibody products is based on our and our partners’ public disclosures and other publicly available information.

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

We have a history of operating losses and may not achieve profitability. As of March 31, 2004, we had an accumulated deficit of approximately $443.8 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our potential products, invest in research and move forward with our product development. Our commitment of resources to research and the continued development of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional potential products are selected as clinical candidates for further development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our products progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to delay, reduce or eliminate certain of our research and development programs.

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

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities on our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded was approximately 1.5% and 0.9% of total marketable securities as of December 31, 2003 and March 31, 2004, respectively.

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

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in separate line items in our consolidated balance sheet entitled “Investments in IDM” and “Investments in, and advances to, other partners” and were approximately $59.3 million as of March 31, 2004. These securities are carried at original investment cost. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, the management of these companies, financial statements, and other external sources. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

Acquired In-Process Technology

Acquired In-Process Technology expense is determined based on an analysis using risk-adjusted cash flows expected to be generated by products that may result from in-process technologies which have been acquired. This analysis includes forecasting future cash flows that are expected to result from the progress made on each in-process project prior to the acquisition date. Cash flows are estimated by first forecasting, on a product-by-product basis, net revenues expected from the sales of the first generation of each in-process project and risk adjusting these revenues to reflect the probability of advancing to the next stage of the FDA approval process. The forecast data in the analysis is based on internal product forecast information maintained by us in the ordinary course of business. The inputs used in analyzing Acquired In-Process Technology is based on assumptions, which we believe to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Appropriate operating expenses are deducted from forecasted net revenues on a product-by-product basis to establish a forecast of net returns on the completed portion of the in-process technology. Finally, net returns are discounted to a present value using discount rates that incorporate the weighted average cost of capital relative to the biotech industry and our company as well as product specific risks associated with the acquired in-process research and development products. The product specific risk factors include the product’s phase of development, type of antibody under development, likelihood of regulatory approval, manufacturing process capability, scientific rationale, preclinical safety and efficacy data, target product profile, and development plan. In addition to the product specific risk factors, a discount rate is used for the valuation, which represents a considerable risk premium to our weighted average cost of capital. The valuations used to estimate Acquired In-Process Technology require us to use significant estimates and assumptions that if changed, may result in a different valuation for Acquired In-Process Technology.

Results of Operations

Three months ended March 31, 2003 and 2004

Contract and License Revenues

Contract and license revenues totaled $2.2 million and $1.1 million for the three month periods ended March 31, 2003 and 2004, respectively. Contract and license revenues for the three month period ended March 31, 2004 decreased by $1.1 million or 49% as compared to the three month period ended March 31, 2003. This decrease relates primarily to decreased revenue of $0.5 million from Amgen, $0.3 million from Eli Lilly and $0.3 million from Kirin. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our year-to-year contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Sales, Contract and License Revenues from Genmab

Sales, contract and license revenues from Genmab were $1.8 million and $0.8 million for the three month periods ended March 31, 2003 and 2004, respectively. Sales, contract and license revenues from Genmab for the three month period ended March 31, 2004 decreased by $1.0 million or 53% as compared to the three month period ended March 31, 2003. This decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in the first quarter of 2004 as compared to the first quarter of 2003.

Research and Development Expenses

Research and development expenses for our products in development were $23.5 million and $23.0 million for the three month periods ended March 31, 2003 and March 31, 2004, respectively. Research and development expenses for the three month period ended March 31, 2004 decreased by $0.5 million, or 2% as compared to the three month period ended March 31, 2003. Historically, due to the relatively small number of our products in clinical trials, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below: research and product development and by the types of costs as outlined below. We separate research and development expenditures on the basis of amounts associated with research and amounts associated with product development. Our research costs consist of costs associated with the breeding, care and continued development of our HuMAb-Mouse and KM-Mouse, as well as costs associated with research and testing of our product candidates prior to reaching the preclinical stage. Such research costs primarily include personnel costs, facilities (including depreciation), research supplies, funding of outside research and license and technology access fees. Our product development costs consist of costs of preclinical development (including manufacturing) and conducting and administering clinical trials. Such product development costs also include personnel costs, facilities (including depreciation), supply expense related to antibody manufacturing and clinical trial expenses.

The following table sets forth a breakdown of our research and development expenses by those associated with research and those associated with product development for the periods indicated.

	Three Months Ended March 31,
	2003	2004
Research	$9,136	$9,163
Product Development	14,390	13,825

Total	$23,526	$22,988

Research Costs

Research costs for the three month period ended March 31, 2004 increased by $27 thousand, or 0.3% as compared to the three month period ended March 31, 2003. The increase in research costs primarily relates to the following:

•	Facility costs for the three month period ended March 31, 2004 were $2.0 million, an increase of $0.4 million or 23% as compared to the three month period ended March 31, 2003. The increase in facility costs primarily relates to the substantial investments made in our research facilities in recent years. As a result, depreciation, utilities, maintenance, property taxes and related expenses increased for the three month period ended March 31, 2004, as compared to the three month period ended March 31, 2003. We expect to incur increased facility costs as a result of continued capital expansion, renovations and replacements but at a slower rate.

•

License and technology access fees for the three month period ended March 31, 2004 were $0.4 million, a decrease of $0.4 million or 52% as compared to the three month period ended March 31, 2003. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaboration and license agreements. Included in the 2003 cost are payments to certain entities for licenses to certain technologies for which no comparable payments were made in 2004. We expect license fees, including funds paid to certain partners, to increase in the future.

Product Development Costs

Product development costs for the three month period ended March 31, 2004 decreased by $0.6 million, or 4% as compared to the three month period ended March 31, 2003. The decrease in product development costs primarily relates to the following:

•	Personnel costs for the three month period ended March 31, 2004 were $5.5 million, an increase of $0.3 million or 6% as compared to the three month period ended March 31, 2003. The increased personnel costs are a result of the increased staff needed to support higher levels of clinical trial manufacturing activities and more extensive clinical trial activities. Personnel costs primarily include salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase, but at a slower rate, as we continue to increase our product development activities and progress our products through clinical trials.

•	Supply costs for the three month period ended March 31, 2004 were $1.1 million, a decrease of $0.8 million or 42% as compared to the three month period ended March 31, 2003. In 2003 we began manufacturing material in anticipation of a pivotal trial for MDX-010, which resulted in increased supply costs. Included in these costs are material and small equipment associated with the manufacture of material for clinical trials. We expect these costs to increase as we continue to expand our product development efforts and increase our clinical trial activities. Such costs in the future may also include payments to third party commercial manufacturers to support the advancement of our clinical pipeline.

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $5.7 million and $5.8 million for the three month periods ended March 31, 2003 and 2004, respectively. General and administrative expenses increased by $0.1 million for the three month period ended March 31, 2004, or 2% as compared to the three month period ended March 31, 2003. This increase is primarily attributable to higher insurance costs of $0.2 million and increased facility costs of $0.1 million, partially offset by a reduction in legal fees of $0.2 million. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate represents our share of Genmab’s net loss for the three month periods ended March 31, 2003 and 2004. Genmab is an affiliated company and is accounted for using the equity method of accounting. The recognition of our share of Genmab’s net losses reduces the carrying value, or basis, of our investment in Genmab. We expect that during the second half of 2004 the remaining basis of our investment in Genmab will be reduced to zero and, accordingly, recognition of our share of Genmab’s net losses will be suspended.

Equity in net loss of affiliate was $3.8 million and $4.8 million for the three month periods ended March 31, 2003 and 2004, respectively. Equity in net loss of affiliate for the three month period ended March 31, 2004 increased by $1.0 million or 27% as compared to the three month period ended March 31, 2003. This increase reflects an increase in Genmab’s net loss as a result of its expanded research and development efforts.

Interest and Other Income

Interest and other income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and other income was $2.6 million and $4.0 million for the three month periods ended March 31, 2003 and 2004, respectively. Interest and other income for the three month period ended March 31, 2004 increased by $1.4 million, or 52% as compared to the three month period ended March 31, 2003. Included in interest and other income for the three month period ended March 31, 2004 is a gain on the sale of common stock of Protein Design Labs, Inc. of approximately $1.7 million offset by an impairment loss on investments in certain of our partners of $0.3 million. Excluding the impact of this gain and impairment loss, interest and other income would have been comparable to the three month period ended March 31, 2003.

Additional Payments Related to Asset Acquisitions

Additional payments related to asset acquisitions of $0.1 million for the three month period ended March 31, 2003 represents additional purchase payments to Northwest Biotherapeutics, Inc. Pursuant to the terms of the agreement, under certain circumstances we were required to pay an amount equal to the difference between the proceeds received by Northwest Biotherapeutics from the sale of any shares of our common stock delivered as payment of any installment of the purchase price of the assets and the total amount of the purchase price installment due under the agreement. No similar payments were made in the three-month period ended March 31, 2004.

Interest Expense

Interest expense was primarily related to interest and amortization of issuance costs on our 4.25% Convertible Senior Notes issued in July 2003, or the 4.25% Notes and our 4.50% Convertible Subordinated Notes issued in June 2001, or the 4.50% Notes. Interest expense was $2.3 million and $3.6 million for the three month periods ended March 31, 2003 and 2004, respectively. Interest expense for the three month period ended March 31, 2004 increased by $1.3 million, or 58% as compared to the three month period ended March 31, 2003 reflecting the addition of interest expense on our 4.25% Notes which were issued in July 2003. The 4.25% Notes are due in August 2010 and interest is payable semi-annually on February 15 and August 15 of each year.

Gain on Extinguishment of Debt

In January 2004, we and certain holders of our 4.50% Notes completed in a limited number of transactions, an exchange and cancellation of $33.0 million in aggregate principal amount of the 4.50% Notes, for the issuance of $21.986 million in aggregate principal of a new series of 4.25% Convertible Senior Notes due August 15, 2010. As a result of this exchange and cancellation, our total convertible debt was reduced by $11.014 million and we recorded a gain of approximately $0.3 million for the three month period ended March 31, 2004.

Cumulative Effect of a Change in Accounting Principle

Cumulative effect of a change in accounting principle for the three month period ended March 31, 2003 was $0.8 million. Effective January 1, 2003, we changed our method of accounting for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. Previously, we were not required to recognize amounts related to asset retirement obligations. Under SFAS No. 143, we now recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 resulted in an increase in net property, buildings and equipment of approximately $1.4 million, recognition of an asset retirement obligation liability of approximately $2.2 million and a cumulative effect of a change in accounting principle of approximately $0.8 million.

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

At March 31, 2004, we had $330.0 million in cash, cash equivalents and marketable securities. We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.

Cash Used in Operating Activities

Cash used in operating activities was $24.6 million and $27.5 million for the three month periods ended March 31, 2003 and 2004, respectively. This reflects an increase of $2.9 million for the three month period ended March 31, 2004 as compared to the three month period ended March 31, 2003. The increase is primarily the result of a decrease in cash received from our partners. This decrease in cash received from our partners is a direct result of decreased contract and license revenues and decreased sales, contract and license revenues from Genmab. As previously indicated, revenues can fluctuate significantly since they depend in large part, on the product development efforts of our partners and licensees.

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

Cash Provided by Investing Activities

Cash provided by investing activities was $37.1 million and $9.8 million for the three month periods ended March 31, 2003 and 2004, respectively. The decrease in cash provided by investing activities of $27.3 million for the three month period ended March 31, 2004 as compared to the three month period ended March 31, 2003 was primarily the result of a decrease in the sales of marketable securities of approximately $29.3 million offset, in part, by decreased capital expenditures for the three month period ended March 31, 2004. Operations and capital expenditures for the three month period ended March 31, 2003 were primarily funded through the sales of marketable securities while operations and capital expenditures for the three month period ended March 31, 2004 were funded through a combination of cash on hand and, to a lesser extent, the sales of marketable securities.

We expect 2004 capital expenditures to be approximately $12.0 million representing the purchase of machinery and scientific equipment, additional investment in lab automation, and the planned expansion of our Bloomsbury facility to accommodate the relocation of our clinical staff from our Clinton, New Jersey, facility whose lease expires in late 2004.

Cash Used by Financing Activities

Cash used by financing activities was $0.1 million and $0.1 million for the three month periods ended March 31, 2003 and 2004, respectively. Cash used by financing activities for the three month period ended March 31, 2003 was the result of principal payments made under existing capital lease obligations. Cash used by financing activities for the three month period ended March 31, 2004 was the result of costs associated with our debt exchange and cancellation (discussed below) of $0.1 million, offset, in part, by cash received from the exercise of stock options of $67 thousand.

In January 2004, we and certain holders of our 4.50% Notes completed in a limited number of transactions, an exchange and cancellation of $33.0 million in aggregate principal amount of the 4.50% Notes, for the issuance of $21.986 million in aggregate principal of a new series of 4.25% Notes. As a result of this exchange and cancellation, our total convertible debt was reduced by $11.014 million.

Other Liquidity Matters

In connection with our merger with Essex Medical Products in 1987, we are committed to pay to Essex Chemical Corporation, or Essex, 20% of our net after-tax income until a total of $1.0 million has been paid, contingent upon the occurrence of certain events. As the result of our net income in 2000 we accrued $0.7 million payable to Essex, which remains accrued at March 31, 2004. At our option, this obligation may be satisfied by the payment of shares of our common stock having a fair market value equal to the amount owed, provided such shares are registered for sale with the Securities and Exchange Commission.

We have filed a registration statement with the Securities and Exchange Commission related to a proposed public offering of a portion of the common stock of our wholly-owned subsidiary Celldex Therapeutics, Inc. As part of this transaction, we have assigned or licensed to Celldex certain intellectual property related to our vaccine technology, including the rights to MDX-1307, one of our product candidates for the treatment of cancer, as well as the IND associated with this product which became effective in February 2004. If the offering proceeds, we anticipate that we will continue to hold approximately 75% of the outstanding shares of common stock of Celldex. We cannot assure you that this transaction will be consummated.

On May 3, 2004, we completed a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended, of $150.0 million of 2.25% Convertible Senior Notes due May 15, 2011 (the “2.25% Notes”) to qualified institutional investors. The 2.25% Notes are initially convertible into shares of our common stock at the rate of 72.9129 per each $1,000 principal amount of the 2.25% Notes, which is equivalent to an initial conversion price of approximately $13.72 per share, subject to anti-dilution adjustments.

We will pay interest on the 2.25% Notes on May 15 and November 15 of each year beginning on November 15, 2004. We expect to receive net proceeds from the private placement of approximately $145.2 million (after deducting the initial purchasers’ discounts and estimated offering expenses).

Concurrent with this private placement, we repurchased $65.6 million in aggregate principal amount of our 4.50% Notes for cancellation. We intend to continue to purchase or redeem all or a portion of the 4.50% Notes with the proceeds from the private placement.

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

Through March 31, 2004, we have not made any milestone payments to Kirin. Based on a total of three products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2005, we may be required to make milestone payments to Kirin aggregating up to approximately $12.75 million with respect to such products, or a maximum of approximately $4.25 million per product. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through March 31, 2004, we have made no milestone payments under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of five products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2005, we may be obligated to make future milestone payments aggregating up to approximately $30.625 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

Future Liquidity Resources

Our current sources of liquidity are our cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, contract and licensing revenue and sales of our products for research. We believe that such sources of liquidity will be sufficient to meet our operating, debt service, and capital requirements for at least the next 24 months; however, this 24-month period assumes the use of a portion of the $76.4 million and/or the $146.986 million required to meet our repayment obligations with respect to our convertible notes due on July 1, 2006, and August 15, 2010, respectively. To the extent our convertible notes are converted into shares of our common stock on or before their respective maturity dates, we will have use of that portion of the notes to fund our on-going operations. In any event, we may require additional financing within this time frame and may raise funds through public or private financings, line of credit arrangements, collaborative relationships and/or other methods. The use of cash on hand or other financial alternatives will depend on several factors including, but not limited to, the future success of our products in clinical development, the prevailing interest rate environment, and access to the capital markets. We cannot assure you that we will be able to raise such additional funds. We may be unable to raise sufficient funds to complete development of any of our product candidates or to continue operations. As a result, we may face delay, reduction or elimination of research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.

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

In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i)  Special purpose entities (“SPEs”) created prior to February 1, 2003. The adoption of the provisions applicable to SPEs created prior to February 1, 2003 had no impact on our financial statements.

(ii)  Non-SPEs created prior to February 1, 2003. The adoption of the provisions applicable to Non-SPEs create prior to February 1, 2003 had no impact on our financial statements.

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

We have incurred large operating losses and we anticipate that these losses will continue for the foreseeable future. In particular, as of March 31, 2004, we had an accumulated deficit of approximately $443.8 million. Our net losses were $129.3 million and $31.0 million for the year ended December 31, 2003 and the three month period ended March 31, 2004, respectively. Our losses have resulted principally from:

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

We have a significant amount of existing debt and debt service obligations, which, unless converted to shares of our common stock or redeemed, will mature in 2006 (approximately $76.4 million), 2010 (approximately $147.0 million) and 2011 ($150.0 million), respectively. Our ability to make payments on our debt will depend on our future operating performance and ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. Generally, during the last five years, our operating cash flows were negative and insufficient to cover our fixed charges. Our ability to generate sufficient operating cash flow to service our indebtedness, including the notes, and fund our operating requirements will depend on our ability, alone or with others, to successfully develop, manufacture, and obtain required regulatory approvals and market our product candidates, as well as other factors, including general economic, financial, competitive, legislative and regulatory conditions, some of which are beyond our control. If we are unable to generate sufficient operating cash flow to service our indebtedness and fund our operating requirements, we may need to obtain additional debt or equity financing to do so, which may not be available to us on satisfactory terms or at all. In addition, if new indebtedness is incurred, the risks relating to our ability to service our indebtedness that we face could intensify.

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

We are aware of only a limited number of companies on a worldwide basis that operate manufacturing facilities in which our product candidates can be manufactured under cGMP regulations, a requirement for all pharmaceutical products. We are currently pursuing late-stage clinical and commercial supply agreements with cGMP-compliant third-party manufacturers with available capacity to meet our internal production timetables. In September 2003, we entered into a clinical supply agreement with Lonza Group Ltd. with respect to MDX-010, and discussions are ongoing with respect to terms of a commercial supply agreement. We do not currently have the capability to manufacture our products under development in large commercial quantities and have no experience in commercial-scale manufacturing. It would take a substantial period of time for a contract facility that has not been producing antibodies to begin producing antibodies under cGMP regulations. We cannot make assurances that we will be able to contract with such companies for clinical and/or commercial supply on acceptable terms or in a timely manner, if at all. Moreover, even if we are able to enter into clinical and/or commercial supply manufacturing arrangements with cGMP-compliant third-party manufacturers, we cannot assure you that such manufacturers will be able to produce products that are substantially equivalent to the product candidates that we have produced in our own facilities and used in our clinical trials. If such companies are not able to produce products that are substantially equivalent to our product candidates, the progress of our clinical trials and/or commercialization of our products may be delayed and our business, financial condition and results of operations may be materially harmed.

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

Due to the size of our interest in Genmab, we are currently required to account for our equity interest in Genmab under the equity method of accounting, which provides that we must include a portion of Genmab’s income and losses equal to our percentage equity interest in Genmab in our consolidated financial statements. For the years ended December 31, 2001, 2002 and 2003, our share of Genmab’s losses were approximately $7.3 million, $19.6 million and $15.0 million, respectively. For the three month period ended March 31, 2004, our share of Genmab’s net loss was $4.8 million. We expect that during the second half of 2004, the remaining basis of our investment in Genmab will be reduced to zero and, accordingly, recognition of our share of Genmab’s net losses will be suspended.

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

We are exposed to equity price risk on our strategic investments in our publicly-traded partners, including Genmab and Tularik, and as part of our business strategy, we may choose to make additional similar investments in public companies in the future. On March 29, 2004, Tularik announced a merger with Amgen, Inc. whereby Tularik will become a wholly owned subsidiary of Amgen. The parties expect the transaction to close in the second half of 2004. As these investments are the result of strategic alliances with our collaborative partners, we typically do not attempt to reduce or eliminate our market exposure of these types of strategic investments. Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments are designated as available-for-sale and are reported at fair value on our consolidated balance sheet. Unrealized holding gains and losses on available-for-sale securities are generally excluded from earnings and reported within other comprehensive income which is a separate component of shareholders’ equity. Under our accounting policy, marketable equity securities are generally considered to be impaired if their fair value is less than our cost basis in such securities for more than six months, or some other period in light of the particular facts and circumstances surrounding the investment. If a decline in the fair value of available-for-sale securities is considered to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. For the year ended December 31, 2002, we recorded impairment charges of approximately $40.5 million (of which approximately $31.0 million related to Genmab) on our strategic investments in publicly traded companies. During the year ended December 31, 2003, no impairment charges were recorded related to the value of our investments in publicly traded companies. For the three month period ended March 31, 2004, we recorded an impairment charge of $0.2 million on investments in partners whose securities are publicly traded. If we deem these investments to be further impaired at the end of any future reporting period, we may incur additional impairment charges on these investments.

In addition, we have investments in several of our partners whose securities are not publicly traded such as IDM. Because these securities are not publicly traded, the value of our investments in these companies are inherently more difficult to estimate than our investments in publicly traded companies. We estimate the value of these investments by using information acquired from industry trends, the management of these companies, financial statements, and other external sources. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. For the years ended December 31, 2002 and 2003, we recorded impairment charges of approximately $2.4 million and $1.4 million, respectively, on our investments in privately-held companies. For the three month period ended March 31, 2004, we recorded an impairment charge of $0.1 million on investments in partners whose securities are privately held. Future adverse changes in market conditions or adverse changes in operating results of these companies may also require an impairment charge in the future.

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

Moreover, other parties could have blocking patent rights to products made using HuMAb-Mouse technology, such as antibodies, and their production and uses, for instance because of a proprietary position covering the antibody or the antibody’s target. For example, we are aware of certain United States and European patents held by third parties relating to particular targets for their human monoclonal antibodies, to human monoclonal antibodies against various targets and bispecific products, and the manufacture and use of such products. In particular, we are aware of certain United States and foreign patents and patent applications owned by third parties that pertain to monoclonal antibodies against CTLA-4, such as MDX-010, and their uses. We are also aware of certain United States and foreign patents and patent applications held by third parties relating to anti-CD4 antibodies, such as HuMax-CD4, anti-CD30 antibodies, such as MDX-060, anti-EGFr antibodies, such as HuMax-EGFr, and anti-PSMA antibodies, such as MDX-070, as well as other antibody products under development by us.

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

We are not the exclusive owner of the technology underlying the KM-Mouse. Effective September 4, 2002, we entered into a Collaboration and License Agreement with Kirin Brewery Co., Ltd., which provides for us to exchange certain cross-licenses for each other’s technology for the development and commercialization of human antibody products made using the HuMAb-Mouse, the KM-Mouse and certain other antibody-generating mice. Kirin has certain rights to distribute and use such mice throughout the world. Our business may suffer as a consequence of competition from Kirin or if the Collaboration and License Agreement were breached or terminated for any reason.

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

Generally, our clinical trials, including our melanoma trials, are conducted in patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and in some, cases our product is used in combination with approved therapies that themselves have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our products. The most common adverse events associated with our melanoma trials have consisted of flu-like symptoms such as fever, chills and nausea. These events were expected and generally responded to standard medical therapy. In addition, some patients have experienced anticipated drug-related autoimmune adverse events, such as dermatitis and colitis, ranging from mild in most cases to severe in a very small number of instances. Almost all of these adverse events responded to medical therapy. In a very small number of instances, fatalities have occurred during the course of these trials—such fatalities may or may not be attributable to our product. We believe that these adverse events will not materially affect our ability to continue with clinical trials of this product as planned. Any of these events could result in a product liability claim. Any such claims against us, regardless of their merit, could result in significant awards against us, which could materially harm our business, financial condition and results of operations.

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

During the two-year period ended March 31, 2004, the sale prices of our common stock ranged between $2.69 and $16.83. The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these or other factors, including the sale or attempted sale of a large amount of our common stock into the market. Broad market fluctuations may also adversely affect the market price of our common stock.

We have obligations to issue shares of our common stock in the future, which may have a dilutive effect on the shares of our common stock currently outstanding.

As of April 30, 2004, we had 11,718,545 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our stock option plans having a weighted average exercise price of $8.32 per share and we had reserved 3,285,533 shares of common stock for issuance pursuant to future grants of options under our stock option plans. We have filed registration statements on Form S-8 covering all of these shares. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

In addition, as of that date, there were 384,207 shares reserved for issuance pursuant to a deferred compensation plan. The shares reserved for the deferred compensation plan will be issued in various amounts over various periods of time during the next three years. We have filed a registration statement on Form S-8 covering those shares. Shares issued pursuant to this plan, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

As of April 30, 2004, we had reserved 677,063 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 covering 177,063 of those shares. The remaining 500,000 shares have not yet been registered but we intend to file a registration statement covering these shares prior to issuance under this plan. Upon the effectiveness of such registration statement, all shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ National Market, Inc. or NASDAQ, and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of April 30, 2004, we had 2,647,816 shares of common stock reserved for issuance pursuant to the conversion of the approximately $76.4 million aggregate principal amount of our 4.50% Convertible Subordinated Notes due 2006. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or their redemption by us at a conversion rate of 34.6789 shares per each $1,000 principal amount of notes ($28.84 per share), subject to adjustment. Shares issued upon conversion of these notes will be freely tradable in the open market without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to the resale limitations of Rule 144.

As of April 30, 2004, we had 21,875,353 shares of common stock reserved for issuance pursuant to the conversion of the approximately $147.0 million aggregate principal amount of our outstanding 4.25% Convertible Senior Notes due August 15, 2010. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or their redemption by us at a conversion rate of 148.8261 shares per each $1,000 principal amount of the notes ($6.72 per share), subject to adjustment.

As of April 30, 2004, we had 10,932,945 shares of common stock reserved for the issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

Future sales of our common stock or other securities could cause the market price of our common stock to decline.

As of April 30, 2004, we had 79,103,639 shares of common stock outstanding, of which 1,407,667 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

We have filed a registration statement on Form S-3 under the Securities Act relating to 3,791,346 shares of common stock that may be offered by one of our stockholders. These shares of common stock are freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to resale limitations of Rule 144.

In addition, we have filed a shelf registration statement on Form S-3 under the Securities Act relating to the sale of up to $297.15 million of any of the following securities:

•	debt securities;

•	preferred stock;

•	common stock; or

•	warrants to purchase debt securities, preferred stock or common stock.

We have also filed a registration statement on Form S-3 under the Securities Act that relates to the sale by certain selling securityholders of our $125.0 million 4.25% Convertible Senior Notes due August 15, 2010, and up to 18,601,190 shares of our common stock which may be issued upon the conversion of the notes. These notes and shares of common stock are freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to resale limitation of Rule 144. We also have filed a registration statement on Form S-3 under the Securities Act that relates to the sale by certain selling securityholders of our $21.986 million 4.25% Convertible Senior Notes due August 15, 2010, and up to 3,271,727 shares of our common stock which may be issued upon the conversion of the notes. Upon the effectiveness of such registration statement, the notes and shares of common stock will be freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to resale limitation of Rule 144. In connection therewith, we have agreed to use our best efforts to keep these registration statements continuously effective until the earliest of (i) the sale of all outstanding registrable securities registered under the registration statements; (ii) the expiration of the period referred to in Rule 144(k) of the Securities Act with respect to the notes held by non-affiliates of us; (iii) all the registrable securities have ceased to be outstanding (whether as a result of redemption, repurchase, cancellation, conversion or otherwise); and (iv) two years after the respective effective dates of these registration statements.

Pursuant to the terms of a certain registration rights agreement, on or before August 2, 2004, we are required to file a registration statement on Form S-3 under the Securities Act relating to our $150.0 million convertible senior notes due May 15, 2011, and up to 10,932,945 shares of our common stock which may be issued upon conversion of the notes. Upon the effectiveness of the registration statement, the notes and the shares of common stock will be freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to resale limitation of Rule 144.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 4.50% convertible subordinated notes due 2006. As of April 30, 2004, approximately $76.4 million aggregate principal amount of these notes was outstanding. In addition, in such event we will be required to offer to repurchase all of our outstanding 4.25% convertible senior notes due August 15, 2010. As of April 30, 2004, approximately $147.0 million aggregate principal amount of these notes was outstanding. Upon such change of control event, we are also required to offer to repurchase all of our outstanding 2.25% convertible senior notes due May 11, 2011. As of April 30, 2004, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

Form 8-K on January 7, 2004 relating to the retirement of Michael A. Appelbaum, Executive Vice President effective December 31, 2003.

Form 8-K on February 2, 2004 relating to the exchange and cancellation of $33,000,000 in aggregate principal amount of 4.50% Convertible Subordinated Notes due July 2006 for the issuance of $21,986,000 in aggregate principal amount of newly issued 4.25% Convertible Senior Notes due August 2010 in a limited number of privately negotiated transactions.

Form 8-K on February 18, 2004 relating to the Registration Statement on Form S-3 covering the resale by certain selling securityholders of the common stock issuable upon conversion of $125,000,000 aggregate principal amount of 4.25% Convertible Senior Notes issued in July 2003, which was declared effective by the Securities and Exchange Commission on February 17, 2004.

Form 8-K on February 26, 2004 relating to a press release of the Company’s financial results for the year and quarter ended December 31, 2003.

(b)	Exhibits:

Exhibit 3.1[1]	Restated Certificate of Incorporation.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to Exhibit Number 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDAREX, INC. (Registrant)

Date: May 10, 2004	By:	/s/ DONALD L. DRAKEMAN

Donald L. Drakeman President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2004	By:	/s/ CHRISTIAN S. SCHADE

Christian S. Schade Senior Vice President Finance & Administration, Chief Financial Officer (Principal Financial and Accounting Officer)