Form 10-Q
period 2004-06-30
MEDAREX INC
filed 2004-08-09
CIK 874255

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of common stock, $.01 par value, outstanding as of July 30, 2004 was 79,271,264 shares.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	June 30, 2004

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,998	$49,828
Marketable securities	285,460	252,146
Segregated cash	5,617	85,718
Prepaid expenses and other current assets	6,244	4,314

Total current assets	370,319	392,006

Property, buildings and equipment:
Land	6,624	6,624
Buildings and leasehold improvements	74,764	75,996
Machinery and equipment	37,006	39,192
Furniture and fixtures	4,081	4,092
Construction in progress	4,384	3,389

	126,859	129,293
Less accumulated depreciation and amortization	(31,494)	(38,172)

	95,365	91,121
Investments in Genmab	10,976	1,126
Investments in IDM	48,199	48,199
Investments in, and advances to, other affiliates and partners	11,182	11,082
Segregated cash	11,579	10,795
Other assets	10,106	12,708

Total assets	$557,726	$567,037

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,197	$2,406
Accrued liabilities	13,878	17,430
Deferred contract revenue - current	3,807	2,649

Total current liabilities	19,882	22,485

Deferred contract revenue - long-term	661	554
Other long-term liabilities	3,172	3,219
4.25% Convertible senior notes due August 15, 2010	125,000	146,986
2.25% Convertible senior notes due May 15, 2011	—	150,000
4.50% Convertible subordinated notes due July 1, 2006	175,000	76,363

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 79,501,080 shares issued and 79,007,564 outstanding at December 31, 2003 and 79,613,842 shares issued and 79,271,264 shares outstanding at June 30, 2004	795	796
Capital in excess of par value	639,784	650,682
Treasury stock, at cost 493,516 shares in 2003 and 342,578 shares in 2004	(1,242)	(862)
Deferred compensation	994	714
Accumulated other comprehensive income	6,560	3,493
Accumulated deficit	(412,880)	(487,393)

Total shareholders’ equity	234,011	167,430

Total liabilities and shareholders’ equity	$557,726	$567,037

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Sales	$—	$—	$25	$—
Contract and license revenues	1,476	1,203	3,650	2,309
Sales, contract and license revenues from Genmab	775	707	2,540	1,530

Total revenues	2,251	1,910	6,215	3,839
Costs and expenses:
Cost of sales	—	—	3	—
Research and development	23,750	30,124	47,276	53,112
General and administrative	5,198	5,495	10,882	11,303

Total costs and expenses	28,948	35,619	58,161	64,415

Operating loss	(26,697)	(33,709)	(51,946)	(60,576)
Equity in net loss of affiliate	(3,187)	(5,606)	(6,941)	(10,372)
Interest and other income	3,083	1,881	5,715	5,869
Additional payments related to asset acquisitions	—	—	(86)	—
Interest expense	(2,310)	(3,951)	(4,618)	(7,586)
Net loss on extinguishment of debt	—	(2,165)	—	(1,839)

Pre tax loss	(29,111)	(43,550)	(57,876)	(74,504)
Provision for income taxes	14	3	42	9

Loss before cumulative effect of change in accounting principle	(29,125)	(43,553)	(57,918)	(74,513)
Cumulative effect of change in accounting principle	—	—	(830)	—

Net loss	$(29,125)	$(43,553)	$(58,748)	$(74,513)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.37)	$(0.55)	$(0.74)	$(0.94)
Cumulative effect of change in accounting principle	—	—	(0.01)	—

Net loss	$(0.37)	$(0.55)	$(0.75)	$(0.94)

Weighted average number of common shares outstanding
- basic and diluted	77,969	79,523	77,961	79,514

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2003	2004
Operating activities:
Net loss	$(58,748)	$(74,513)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of change in accounting principle	830	—
Depreciation	5,206	5,810
Amortization	1,619	2,329
Loss on extinguishment of debt	—	2,165
Gain on exchange of convertible debt	—	(326)
Loss on sale of equipment	—	105
Stock options and awards	609	176
Non-cash revenue - Genmab	—	(1,000)
Equity in net loss of Genmab	6,941	10,372
Impairment loss on investments in partners	—	316
Gain on exchange of Eos Stock	(392)	—
Gain on sale of equity securities	—	(1,663)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	3,802	1,930
Trade accounts payable	(1,313)	209
Accrued liabilities	(1,328)	3,928
Deferred contract revenue	(735)	(265)

Net cash used in operating activities	(43,509)	(50,427)
Investing activities:
Purchase of property and equipment	(3,830)	(3,626)
Proceeds from sale of Bioreactors	—	600
Purchase of marketable securities	—	(78,374)
Increase in investments and advances to affiliates and partners	(1,000)	—
Increase in segregated cash	—	(79,317)
Sales of marketable securities	83,692	109,547

Net cash provided by (used in) investing activities	78,862	(51,170)
Financing activities:
Cash received from sales of securities, net	469	668
Proceeds from sale of 2.25% convertible senior notes, net	—	145,222
Debt repurchase	—	(66,848)
Deferred Celldex financing costs	—	(437)
Debt exchange costs	—	(100)
Principal payments under debt obligations	(207)	(78)

Net cash provided by financing activities	262	78,427

Net increase (decrease) in cash and cash equivalents	35,615	(23,170)
Cash and cash equivalents at beginning of period	61,812	72,998

Cash and cash equivalents at end of period	$97,427	$49,828

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$—	$—

Interest	$3,944	$4,109

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared from the books and records of Medarex, Inc. and Subsidiaries (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Net Loss per Share

Basic and diluted net loss per share are calculated in accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 128, Earnings per Share. Basic net loss per share is based upon the number of weighted average shares of common stock outstanding. Diluted net loss per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, which are included under the treasury stock method. For the three and six month periods ended June 30, 2003 and 2004, all potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their effect is antidilutive.

Marketable Securities and Long-Term Non-Marketable Investments

Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. Marketable securities include those securities of debt and publicly traded equity securities accounted for under the cost method. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are classified as available-for-sale and are reported at fair value on the Company’s consolidated balance sheets. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of shareholders’ equity. Under the Company’s accounting policy, a decline in the fair value of marketable securities is deemed to be “other than temporary” and such marketable securities are generally considered to be impaired if their fair value is less than the Company’s cost basis for more than six months, or some other period in light of the particular facts and circumstances surrounding the investment. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.

In addition, the Company has investments in several of its partners whose securities are not publicly traded. Because these securities are not publicly traded, the Company values these investments by using

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

information acquired from industry trends, the management of these companies, financial statements, and other external sources. Specifically, the Company’s determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financing and potential strategic alternatives. Based on the information acquired through these sources, the Company records an impairment charge when it believes an investment has experienced a decline in value that is considered to be other than temporary.

The Company recorded impairment charges of $0, $0, $0 and $0.2 million related to investments in partners whose securities are publicly traded for the three and six month periods ended June 30, 2003 and 2004, respectively. In addition, the Company recorded impairment charges of $0, $0, $0 and $0.1 million in partners whose securities are privately held for the three and six month periods ended June 30, 2003 and 2004, respectively. Such impairment charges are included with “Interest and other income” in the Company’s consolidated statement of operations for the three and six month periods ended June 30, 2004.

Stock Based Compensation

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option-based employee compensation cost is reflected in net loss, as all options granted under the Company’s stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2004	2003	2004
Net loss, as reported	$(29,125)	$(43,553)	$(58,748)	$(74,513)
Add: Non-cash employee compensation	—	49	—	100
Deduct: Total stock-based employee compensation expense determined under fair value method	(2,267)	(3,237)	(4,749)	(6,432)

Pro forma net loss	$(31,392)	$(46,741)	$(63,497)	$(80,845)

Loss per share:
Basic and diluted, as reported	$(0.37)	$(0.55)	$(0.75)	$(0.94)

Basic and diluted, pro forma	$(0.40)	$(0.59)	$(0.81)	$(1.02)

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2004	2003	2004
Expected stock price volatility	76.7%	59.5%	76.7%	59.5%
Risk-free interest rate	3.5%	3.63%	3.5%	3.63%
Expected life of options	5 years	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%	0%

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

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

In July 2003, the Company received 246,914 shares of Genmab stock valued at $2.0 million representing payment for the fourth of five annual payments under an August 2000 binding memorandum of understanding between the Company and Genmab. The Company’s ownership percentage in Genmab was approximately 31.8% as of June 30, 2004. The Company’s ownership percentage in Genmab was subsequently reduced in July 2004 as a result of a private placement of stock by Genmab (see Note 11).

During the three and six month periods ended June 30, 2003, the value of the Company’s investment in Genmab was adjusted to reflect the Company’s share of Genmab’s net loss ($3.2 million) and ($6.9 million), respectively, and unrealized gains of $0.2 million and $2.4 million, respectively, related to foreign exchange translation. During the three and six month periods ended June 30, 2004, the value of the Company’s investment in Genmab was further adjusted to reflect the Company’s share of Genmab’s net loss ($5.6 million) and ($10.4 million), respectively, and an unrealized loss of $36 thousand and an unrealized gain of $0.5 million, respectively, related to foreign exchange translation. Such foreign exchange translation adjustments are included within accumulated other comprehensive income in the Company’s consolidated balance sheets. The Company’s share of Genmab’s net loss for the three and six month periods ended June 30, 2003 reflects a reconciliation of revenue recognition between the accounting principles generally accepted in the United States used by the Company and international financial reporting standards used by Genmab in its published financial results. The net loss reported by the Company for these periods is greater than would have been reported if the Company had used the same reporting standards as Genmab.

Summary financial information for Genmab is as follows:

	As of and for the Six Months Ended June 30
	2003	2004
Current assets	$218,916	$156,694
Non current assets	22,169	15,825
Current liabilities	23,329	15,742
Non current liabilities	4,135	3,144
Revenue	—	—
Gross profit	—	—
Net loss	(22,189)	(32,962)

3. Debt Exchange and Cancellation

In January 2004, the Company and certain holders of its 4.50% Convertible Subordinated Notes due 2006 (the “4.50% Notes”) completed an exchange and cancellation of $33.0 million principal amount of the 4.50% Notes, for the issuance of $21.986 million in aggregate principal of a new series of the Company’s 4.25% Convertible Senior Notes due August 15, 2010, in a limited number of transactions. As a result of this exchange and cancellation, the Company’s total convertible debt was reduced by $11.014 million. In addition, the Company recorded a gain on the early extinguishment of debt of approximately $0.3 million for the six month period ended June 30, 2004 in connection with the exchange and cancellation. Such gain is included within net loss on the extinguishment of debt in the Company’s consolidated statement of operations.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

4. Proposed Public Offering of Celldex Therapeutics, Inc. Common Stock

The Company’s wholly-owned subsidiary Celldex Therapeutics, Inc. (“Celldex”) has filed a registration statement with the Securities and Exchange Commission related to a proposed public offering of a portion of its common stock. As part of this transaction, the Company has assigned or licensed to Celldex certain intellectual property related to the Company’s vaccine technology, including the rights to MDX-1307, one of the Company’s product candidates for the treatment of cancer, as well as the IND associated with this product which became effective in February 2004. If the public offering is completed, the Company anticipates that it would continue to hold approximately 75% of the outstanding shares of common stock of Celldex.

5. Convertible Senior Notes

On May 3, 2004, the Company completed a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended, of $150.0 million of 2.25% Convertible Senior Notes due May 15, 2011 (the “2.25% Notes”) to qualified institutional investors. The 2.25% Notes are initially convertible into shares of the Company’s common stock at the rate of 72.9129 per each $1,000 principal amount of the 2.25% Notes, which is equivalent to an initial conversion price of approximately $13.72 per share, subject to anti-dilution adjustments.

The Company will pay interest on the 2.25% Notes on May 15 and November 15 of each year beginning on November 15, 2004. The Company received net proceeds from the private placement of approximately $145.2 million (after deducting the initial purchasers’ discounts and offering expenses).

Noteholders have the option, subject to certain conditions, to require the Company to repurchase the notes in the event of a change in control at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the date of repurchase.

6. Debt Repurchase and Cancellation

Concurrent with the private placement described in Note 5, the Company repurchased approximately $65.6 million in aggregate principal amount of its 4.50% Notes for cancellation. The Company recorded a loss on the early extinguishment of debt of approximately $1.2 million and an additional charge associated with the write-off of the related deferred debt issuance costs of approximately $1.0 million during the three and six month periods ended June 30, 2004.

On May 27, 2004 the Company announced its intention to redeem all of its remaining outstanding 4.50% Notes. The redemption date is July 1, 2004 and the redemption price is 101.8% of the approximately $76.4 million remaining outstanding 4.50% Notes plus accrued and unpaid interest through June 30, 2004 (see Note 11 – Subsequent Events).

7. Acquisition of Ability Biomedical Corporation

On June 24, 2004, the Company entered into an agreement to acquire all of the outstanding capital stock of Ability Biomedical Corporation, a privately held Canadian biotechnology company, including Ability Biomedical’s intellectual property related to IP-10, a protein believed to be associated with a variety of immune disorders, including multiple sclerosis, rheumatoid arthritis, inflammatory bowel disease, chronic obstructive pulmonary disease and type I diabetes.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

Under the terms of the agreement, the Company will purchase all of the outstanding capital stock of Ability Biomedical for approximately $4.7 million in a combination of cash and/or Medarex stock. Upon achievement of certain development milestones with respect to the Company’s anti-IP-10 antibody program, but no later than September 4, 2007, the Company may be required to pay an additional amount of approximately $3.56 million in cash and/or common stock subject to fluctuations in currency exchange rates. In lieu of such additional payment, the Company also has the option to revert to the original joint collaboration agreement with Ability Biomedical whereby each party would be responsible for 50% of the costs. The acquisition closed in August 2004 (see Note 11 – Subsequent Events).

8. Contingencies

The Company has a contingent commitment to pay $1.0 million to Essex Chemical Corporation (“Essex”) without interest in installments equal to 20% of net after tax earnings of the Company in future years. The Company’s contingent commitment, as amended, to pay up to $1.0 million out of future earnings may be satisfied, at the Company’s option, through the payment of cash or shares of the Company’s common stock having a fair market value equal to the amount owed, provided that such shares are registered with the Securities and Exchange Commission. The Company accrued $0.7 million related to this liability during 2000, and such amount remains accrued at June 30, 2004.

In the ordinary course of business, the Company is at times subject to various legal proceedings. The Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

9. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the fair value of the Company’s marketable securities and the foreign exchange translation of the Company’s equity position in Genmab. The following table sets forth the components of comprehensive loss:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2004	2003	2004
Net loss	$(29,125)	$(43,553)	$(58,748)	$(74,513)
Unrealized gain (loss) on securities	1,822	(2,254)	806	(3,589)
Unrealized gain (loss) on foreign exchange	240	(36)	2,389	522

Total comprehensive loss	$(27,063)	$(45,843)	$(55,553)	$(77,580)

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

10. Segment Information

The Company is an integrated monoclonal antibody-based company with antibody discovery, development and manufacturing capabilities. The operations of the Company and its wholly owned subsidiaries constitute one business segment.

Revenue from customers representing 10% or more of total revenues is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Customer	2003	2004	2003	2004
Genmab A/S	34%	37%	41%	40%
Bristol-Myers Squibb Co.	—	26%	—	13%
Novartis Pharma AG	6%	—	12%	13%
Pfizer, Inc.	—	11%	—	6%
Eli Lilly & Company	17%	2%	12%	1%
Genesto A/S	13%	—	6%	—
Incyte Genomics, Inc.	13%	—	5%	—

No other single customer accounted for more than 10% of the Company’s total revenues for the three and six month periods ended June 30, 2003 and 2004, respectively.

11. Subsequent Events

On July 1, 2004 the Company completed the redemption and cancellation of its remaining outstanding 4.50% Notes. The Company redeemed its remaining approximately $76.4 million aggregate principal amount of 4.50% Notes for approximately $77.7 million plus accrued interest of approximately $1.7 million. The funds used for the redemption of the remaining 4.50% Notes and accrued interest are classified within segregated cash in the total current assets section of the Company’s June 30, 2004 consolidated balance sheet. The Company recorded a loss on the early extinguishment of debt of approximately $2.4 million in connection with this redemption and cancellation.

On July 6, 2004 Genmab completed an international private placement of 5.6 million shares of its stock. As a result of this private placement, the Company’s ownership percentage of Genmab was reduced to approximately 25.0%. In connection with the private placement and in accordance with a Share Lending Agreement, the Company lent up to 750,000 shares of its stock in Genmab to be used for over allotment purposes. Such shares were returned to the Company in July 2004.

On July 13, 2004, the Company entered into an amendment to Collaboration and License Agreement with Gilead Sciences, Inc. (the successor in interest to NeXstar Pharmaceuticals, Inc.), referred to herein as the Gilead Amendment. Under the terms of the Gilead Amendment, the Company agreed to pay Gilead a total of $8.5 million in eight equal installments of $1,062,500, payable at the Company’s election, in cash, registered shares of its common stock or a combination thereof, in exchange for (i) a reduction of certain future royalty payment obligations, payable by the Company to Gilead, and (ii) an expansion of the scope of certain licenses from Gilead to the Company relating to certain intellectual property rights regarding anti-CTLA-4 products. The first of these payments was paid on August 2, 2004 through the issuance of 185,622 shares of the Company’s common stock to Gilead. The seven remaining payments will be made on a quarterly basis, commencing on October 1, 2004 and ending on April 3, 2006. If the Company decides to make a quarterly installment payment in shares of its common stock, the number of shares of common stock subject to issuance for any installment will be determined by dividing (x) $1,062,500 (less any cash paid in connection with the installment) by (y) the average of the closing sales prices of the Company’s common stock for each of the trading days during the five-trading-day period ending on (and including) the trading day that is two trading days immediately prior to the applicable date of issuance as publicly reported by NASDAQ. In the event that, during the 60-day period following the applicable date of issuance of such common stock, Gilead sells all of the shares of the Company’s common stock delivered as part of an installment payment under the Gilead License and the proceeds of such sale are less than $1,062,500 (less any cash paid in connection with such installment), the Company must pay the difference to Gilead in cash. If such sale proceeds exceed $1,062,500 (less any cash paid in connection with such installment), Gilead must pay the Company 50% of any such excess in cash. In the event that, during any such 60-day period, Gilead does not sell all of the shares of the Company’s common stock comprising the installment, there will be no such adjustment.

On July 30, 2004, the Company entered into an Assignment and Termination Agreement with Pharma Pacific Pty Ltd. and certain other parties thereto, referred to herein as the Pharma Pacific Agreement. Under the terms of the Pharma Pacific Agreement, the Company agreed to pay Pharma Pacific $1.5 million in exchange for (i) the assignment of certain intellectual property rights to the Company, and (ii) the termination of certain licenses. This payment was made through the issuance of 240,925 shares of the Company’s common stock to Pharma Pacific on August 4, 2004. In the event that, during the 60-day period following the date of issuance of such common stock, Pharma Pacific sells all of the shares of the Company’s common stock delivered as payment under the Pharma Pacific Agreement and the proceeds of such sale are less than $1.5 million, the Company must pay the difference to Pharma Pacific in cash. If such sale proceeds exceed $1.5 million, Pharma Pacific must pay the Company 50% of any such excess in cash. In the event that, during any such 60-day period, Pharma Pacific does not sell all of the shares of the Company’s common stock comprising the installment, there will be no such adjustment.

On August 5, 2004, the Company completed the acquisition of Ability Biomedical (See Note 7 – Acquisition of Ability Biomedical Corporation). Under the terms of the share purchase agreement, the Company made cash payments totaling approximately $593 thousand and issued a total of 731,823 shares of its common stock valued at approximately $4.3 million in exchange for all of Ability Biomedical’s issued and outstanding stock. In the event that, during the 60-day period following an issuance of shares of the Company’s common stock to the Ability Biomedical shareholders in connection with the acquisition, a shareholder sells all of the shares so issued and the proceeds of such sale are less than the amount due to the shareholder under the share purchase agreement, the Company must pay the difference to such shareholder in cash. If such sale proceeds exceed the amount due to the shareholder under the share purchase agreement, the shareholder must pay the Company 50% of any such excess in cash. In the event that, during any such 60-day period, the Ability Biomedical shareholder does not sell all of the shares so issued, there will be no such adjustment.

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

Overview

We are a biopharmaceutical company focused on the discovery and development of fully human antibody-based therapeutic products. We believe that our UltiMAb Human Antibody Development System® enables us to rapidly create and develop fully human antibodies for a wide range of diseases, including cancer, inflammation and autoimmune diseases.

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

Currently, 17 antibody products derived from our UltiMAb human antibody development technology are in human clinical trials, or have had regulatory applications submitted for such trials. These antibodies are designed to treat a wide range of diseases, such as cancer (including various lymphomas), rheumatoid arthritis and other inflammatory and autoimmune diseases. Five of these antibody products are fully owned by Medarex and its affiliates: MDX-010 (Phase II clinical trials), MDX-060 (Phase II clinical trial), MDX-070 (Phase II clinical trial), MDX-214 (Phase I/II clinical trial) and MDX-1307 (Phase I clinical trial). These fully owned antibody products are being developed for the treatment of various diseases, including cancer, lymphoma and/or HIV. In the second quarter of 2004, we submitted a Special Protocol Assessment to the FDA for a pivotal program for MDX-010 in combination with gp100 vaccine and filed the manufacturing data necessary to initiate this pivotal program. Subject to final discussions with the FDA and the completion of study commencement procedures such as Institutional Review Board reviews, we expect to begin enrolling patients in this pivotal program during the third quarter of 2004. One antibody for autoimmune disease, MDX-018 (Phase I/II clinical trial), is being jointly developed with our licensing partner, Genmab A/S, and four are being developed separately by Genmab: HuMax™-CD4 (Phase II clinical trials) for cutaneous T-cell lymphoma, HuMax-IL15/AMG714 (Phase II clinical trial) for rheumatoid arthritis, HuMax-EGFr (Phase I/II clinical trial) for head and neck cancer and HuMax-CD20 (Phase I/II clinical trial) for lymphomas. Additionally, our licensing partners, including Novartis Pharma AG and Centocor, Inc. (a subsidiary of Johnson & Johnson), among others, are developing a total of seven antibody products, for inflammatory and/or autoimmune diseases and cancer that are currently in early clinical trials. We and our partners also have a number of product candidates in preclinical development. The preceding information regarding the clinical status of antibody products is based on our and our partners’ public disclosure and other publicly available information.

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

We have a history of operating losses and may not achieve profitability. As of June 30, 2004, we had an accumulated deficit of approximately $487.4 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our potential products, invest in research and move forward with our product development. Our commitment of resources to research and the continued development of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional potential products are selected as clinical candidates for further development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our products progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to delay, reduce or eliminate certain of our research and development programs.

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

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities on our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded was approximately 1.5% and 1.0% of total marketable securities as of December 31, 2003 and June 30, 2004, respectively.

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

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in separate line items in our consolidated balance sheet entitled “Investments in IDM” and “Investments in, and advances to, other partners” and were approximately $59.3 million as of June 30, 2004. These securities are carried at original investment cost. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, the management of these companies, financial statements, and other external sources. Specifically, our determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financing and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

Results of Operations

Three months ended June 30, 2003 and 2004

Contract and License Revenues

Contract and license revenues totaled $1.5 million and $1.2 million for the three month periods ended June 30, 2003 and 2004, respectively. Contract and license revenues for the three month period ended June 30, 2004 decreased by $0.3 million or 18% as compared to the three month period ended June 30, 2003. This decrease relates primarily to decreased revenue of $0.4 million from Eli Lilly and Company and $0.3 million from Incyte Genomics, Inc., partially offset by increased revenues of $0.5 million from Bristol-Myers Squibb Co. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Sales, Contract and License Revenues from Genmab

Sales, contract and license revenues from Genmab were $0.8 million and $0.7 million for the three month periods ended June 30, 2003 and 2004, respectively. Sales, contract and license revenues from Genmab for the three month period ended June 30, 2004 decreased by $0.1 million or 9% as compared to the three month period ended June 30, 2003. This decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in the second quarter of 2004 as compared to the second quarter of 2003.

Research and Development Expenses

Research and development expenses for our products in development were $23.8 million and $30.1 million for the three month periods ended June 30, 2003 and June 30, 2004, respectively. Research and development expenses for the three month period ended June 30, 2004 increased by $6.3 million, or 27% as compared to the three month period ended June 30, 2003. Historically, due to the relatively small number of our products in clinical trials, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below. Our research costs consist of costs associated with the breeding, care and continued development of our HuMAb-Mouse and KM-Mouse, as well as costs associated with research and testing of our product candidates prior to reaching the preclinical stage. Such research costs primarily include personnel costs, facilities (including depreciation), research supplies, funding of outside research and license and technology access fees. Our product development costs consist of costs of preclinical development (including manufacturing) and conducting and administering clinical trials. Such product development costs also include personnel costs, facilities (including depreciation), supply expense related to antibody manufacturing and clinical trial expenses.

The following table sets forth a breakdown of our research and development expenses by those associated with research and those associated with product development for the periods indicated.

	Three Months Ended June 30,
	2003	2004
Research	$9,675	$8,871
Product Development	14,075	21,253

Total	$23,750	$30,124

Research Costs

Research costs for the three month period ended June 30, 2004 decreased by $0.8 million, or 8% as compared to the three month period ended June 30, 2003. The decrease in research costs primarily relates to the following:

•	License and technology access fees for the three month period ended June 30, 2004 were $0.1 million, a decrease of $1.3 million, or 95%, as compared to the three month period ended June 30, 2003. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaboration and license agreements. Included in the 2003 cost are payments to certain entities for licenses to certain technologies for which no comparable payments were made in 2004. We expect license fees, including funds paid to certain partners, to increase in the future.

•	Facility costs for the three month period ended June 30, 2004 were $2.1 million, an increase of $0.7 million or 21% as compared to the three month period ended June 30, 2003. The increase in facility costs primarily relates to the substantial investments made in our research facilities in recent years. As a result, depreciation, utilities, maintenance, property taxes and related expenses increased for the three month period ended June 30, 2004, as compared to the three month period ended June 30, 2003. We expect to incur increased facility costs as a result of continued capital expansion, renovations and replacements but at a slower rate.

Product Development Costs

Product development costs for the three month period ended June 30, 2004 increased by $7.2 million, or 51% as compared to the three month period ended June 30, 2003. The increase in product development costs primarily relates to the following:

•	Contract manufacturing costs for the three month period ended June 30, 2004 were $5.3 million, an increase of $4.8 million, or 1069%, as compared to the three month period ended June 30, 2003. The increase in contract manufacturing costs primarily represents production and packaging expenses for MDX-010 in anticipation of a pivotal trial expected to begin in the third quarter of 2004.

•	Third party development and manufacturing costs for the three-month period ended June 30, 2004 were $1.3 million, an increase of $1.1 million, or 492%, as compared to the three-month period ended June 30, 2003. Third party development and manufacturing expenses include funds paid to partners for the development of certain product candidates. We expect these types of expenses to increase in the future.

•	Personnel costs for the three month period ended June 30, 2004 were $5.8 million, an increase of $0.5 million, or 9%, as compared to the three month period ended June 30, 2003. The increased personnel costs are a result of the increased staff needed to support higher levels of clinical trial manufacturing activities and more extensive clinical trial activities. Personnel costs primarily include salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase, but at a slower rate, as we continue to increase our product development activities and progress our products through clinical trials.

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $5.2 million and $5.5 million for the three month periods ended June 30, 2003 and 2004, respectively. General and administrative expenses increased by $0.3 million for the three month period ended June 30, 2004, or 6%, as compared to the three month period ended June 30, 2003. This increase is primarily attributable to higher insurance costs of $0.2 million and increased legal costs of $0.1 million. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate represents our share of Genmab’s net loss for the three month periods ended June 30, 2003 and 2004. Genmab is an affiliated company and is accounted for using the equity method of accounting. The recognition of our share of Genmab’s net losses reduces the carrying value, or basis, of our investment in Genmab. We expect that during the second half of 2004 the remaining basis of our investment in Genmab will be reduced to zero and, accordingly, recognition of our share of Genmab’s net losses will be suspended.

Equity in net loss of affiliate was $3.2 million and $5.6 million for the three month periods ended June 30, 2003 and 2004, respectively. Equity in net loss of affiliate for the three month period ended June 30, 2004 increased by $2.4 million, or 76%, as compared to the three month period ended June 30, 2003. This increase reflects an increase in Genmab’s net loss as a result of its expanded research and development efforts.

Interest and Other Income

Interest and other income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and other income was $3.1 million and $1.9 million for the three month periods ended June 30, 2003 and 2004, respectively. Interest and other income for the three month period ended June 30, 2004 decreased by $1.2 million, or 39% as compared to the three month period ended June 30, 2003. The decrease reflects lower returns on our investment portfolio. We anticipate lower interest and other income in the future as we continue to fund our operations and capital expenditures from our cash reserves.

Interest Expense

Interest expense was primarily related to interest and amortization of issuance costs on (i) our 4.25% Convertible Senior Notes issued in July 2003 or the 4.25% Notes; (ii) our 4.50% Convertible Subordinated Notes issued in June 2001 or the 4.50% Notes; and (iii) our 2.25% Convertible Senior Notes issued in May, 2004 or the 2.25% Notes. Interest expense was $2.3 million and $4.0 million for the three month periods ended June 30, 2003 and 2004, respectively. Interest expense for the three month period ended June 30, 2004 increased by $1.7 million, or 71%, as compared to the three month period ended June 30, 2003, reflecting the addition of interest expense on the 4.25% Notes and the 2.25% Notes. The 4.25% Notes are due in August 2010 and interest is payable semi-annually on February 15 and August 15 of each year. The 2.25% Notes are due in May 2011 and interest is payable semi-annually on May 15 and November 15 of each year. We expect interest expense to decrease in the future as a result of the redemption and repurchase of the 4.50% Notes (see further explanation under the section entitled Other Liquidity Matters).

Net Loss on Extinguishment of Debt

In connection with a private placement of $150.0 million of 2.25% Notes (see further discussion under the section entitled Liquidity and Capital Resources), we repurchased $65.6 million in aggregate principal amount of our 4.50% Notes for cancellation. As a result of this repurchase and cancellation we recorded a loss on the early extinguishment of debt of approximately $2.2 million for the three month period ended June 30, 2004.

Six months ended June 30, 2003 and 2004

Contract and License Revenues

Contract and license revenues totaled $3.7 million and $2.3 million for the six month periods ended June 30, 2003 and 2004, respectively. Contract and license revenues for the six month period ended June 30, 2004 decreased by $1.4 million or 37% as compared to the six month period ended June 30, 2003. This decrease relates primarily to decreased revenue of $0.7 million from Eli Lilly, $0.5 million from Amgen, Inc. and $0.4 million from Genesto A/S. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Sales, Contract and License Revenues from Genmab

Sales, contract and license revenues from Genmab were $2.5 million and $1.5 million for the six month periods ended June 30, 2003 and 2004, respectively. Sales, contract and license revenues from Genmab for the six month period ended June 30, 2004 decreased by $1.0 million, or 40%, as compared to the six month period ended June 30, 2003. This decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in the first half of 2004 as compared to the first half of 2003.

Research and Development Expenses

Research and development expenses for our products in development were $47.3 million and $53.1 million for the six month periods ended June, 2003 and 2004, respectively. Research and development expenses for the six month period ended June 30, 2004 increased by $5.8 million, or 12%, as compared to the six month period ended June 30, 2003. Historically, due to the relatively small number of our products in clinical trials, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below: research and product development and by the types of costs as outlined below. We separate research and development expenditures on the basis of amounts associated with research and amounts associated with product development. Our research costs consist of costs associated with the breeding, care and continued development of our HuMAb-Mouse and KM-Mouse, as well as costs associated with research and testing of our product candidates prior to reaching the preclinical stage. Such research costs primarily include personnel costs, facilities (including depreciation), research supplies, funding of outside research and license and technology access fees. Our product development costs consist of costs of preclinical development (including manufacturing) and conducting and administering clinical trials. Such product development costs also include personnel costs, facilities (including depreciation), supply expense related to antibody manufacturing and clinical trial expenses.

The following table sets forth a breakdown of our research and development expenses by those associated with research and those associated with product development for the periods indicated.

	Six Months Ended June 30,
	2003	2004
Research	$18,811	$18,034
Product Development	28,465	35,078

Total	$47,276	$53,112

Research Costs

Research costs for the six month period ended June 30, 2004 decreased by $0.8 million, or 4% as compared to the six month period ended June 30, 2003. The decrease in research costs primarily relates to the following:

•	License and technology access fees for the six month period ended June 30, 2004 were $0.5 million, a decrease of $1.7 million, or 78%, as compared to the six month period ended June 30, 2003. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaboration and license agreements. Included in the 2003 cost are payments to certain entities for licenses to certain technologies for which no comparable payments were made in 2004. We expect license fees, including funds paid to certain partners, to increase in the future.

•	Facility costs for the six month period ended June 30, 2004 were $4.2 million, an increase of $0.7 million, or 21%, as compared to the six month period ended June 30, 2003. The increase in facility costs primarily relates to the substantial investments made in our research facilities in recent years. As a result, depreciation, utilities, maintenance, property taxes and related expenses increased for the six month period ended June 30, 2004, as compared to the six month period ended June 30, 2003. We expect to incur increased facility costs as a result of continued capital expansion, renovations and replacements but at a slower rate.

Product Development Costs

Product development costs for the six month period ended June 30, 2004 increased by $6.6 million, or 23% as compared to the six month period ended June 30, 2003. The increase in product development costs primarily relates to the following:

•	Contract manufacturing costs for the six month period ended June 30, 2004 were $5.6 million, an increase of $4.9 million, or 712%, as compared to the six month period ended June 30, 2003. The increase in contract manufacturing costs primarily represents production and packaging expenses related to MDX-010 in anticipation of a pivotal trial expected to start in the third quarter of 2004.

•	Third party development and manufacturing costs for the six month period ended June 30, 2004 were $2.0 million, an increase of $1.1 million, or 122%, as compared to the six month period ended June 30, 2003. Third party development and manufacturing expenses include funds paid to partners for the development of certain product candidates. We expect these types of expenses to increase in the future.

•	Personnel costs for the six month period ended June 30, 2004 were $11.4 million, an increase of $0.8 million, or 7%, as compared to the six month period ended June 30, 2003. The increased personnel costs are a result of the increased staff needed to support higher levels of clinical trial manufacturing activities and more extensive clinical trial activities. Personnel costs primarily include salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase, but at a slower rate, as we continue to increase our product development activities and progress our products through clinical trials.

•	Supply costs for the six month period ended June 30, 2004 were $2.4 million, a decrease of $1.1 million or 32% as compared to the six month period ended June 30, 2003. In 2003 we began manufacturing material in anticipation of a pivotal trial for MDX-010, which resulted in increased supply costs. Included in these costs are material and small equipment associated with the manufacture of products for clinical trials. We expect these costs to increase as we continue to expand our product development efforts and increase our clinical trial activities. Such costs in the future may also include payments to third party commercial manufacturers to support the advancement of our clinical pipeline.

We expect product development costs to increase in the future as more of our products enter clinical trials. In addition, we may be obligated to make milestone payments on certain of our products as they progress through the clinical trial process.

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $10.9 million and $11.3 million for the six month periods ended June 30, 2003 and 2004, respectively. General and administrative expenses increased by $0.4 million for the six month period ended June 30, 2004, or 4% as compared to the six month period ended June 30, 2003. This increase is primarily attributable to higher insurance costs of $0.4 million and increased facility costs of $0.1 million. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate represents our share of Genmab’s net loss for the six month periods ended June 30, 2003 and 2004. Genmab is an affiliated company and is accounted for using the equity method of accounting. The recognition of our share of Genmab’s net losses reduces the carrying value, or basis, of our investment in Genmab. We expect that during the second half of 2004 the remaining basis of our investment in Genmab will be reduced to zero and, accordingly, recognition of our share of Genmab’s net losses will be suspended.

Equity in net loss of affiliate was $6.9 million and $10.4 million for the six month periods ended June 30, 2003 and 2004, respectively. Equity in net loss of affiliate for the six month period ended June 30, 2004 increased by $3.5 million or 49% as compared to the six month period ended June 30, 2003. This increase reflects an increase in Genmab’s net loss as a result of its expanded research and development efforts.

Interest and Other Income

Interest and other income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and other income was $5.7 million and $5.9 million for the six month periods ended June 30, 2003 and 2004, respectively. Interest and other income for the six month period ended June 30, 2004 increased by $0.2 million, or 3% as compared to the six month period ended June 30, 2003. Included in interest and other income for the six month period ended June 30, 2004 is a gain on the sale of common stock of Protein Design Labs, Inc. of approximately $1.7 million offset by an impairment loss on investments in certain of our partners of $0.3 million. Excluding the impact of this gain and this impairment loss, interest and other income would have decreased by $1.2 million, or 21%, as compared to the six month period ended June 30, 2003. The decrease reflects lower returns on our investment portfolio. We anticipate lower interest and other income in the future as we continue to fund our operations and capital expenditures from our cash reserves.

Additional Payments Related to Asset Acquisitions

Additional payments related to asset acquisitions of $0.1 million for the six month period ended June 30, 2003 represents additional purchase payments to Northwest Biotherapeutics, Inc. Pursuant to the terms of the agreement, under certain circumstances we were required to pay an amount equal to the difference between the proceeds received by Northwest Biotherapeutics from the sale of any shares of our common stock delivered as payment of any installment of the purchase price of the assets and the total amount of the purchase price installment due under the agreement. No similar payments were made in the six month period ended June 30, 2004.

Interest Expense

Interest expense was primarily related to interest and amortization of issuance costs on the 4.25% Notes, the 4.50% Notes and the 2.25% Notes. Interest expense was $4.6 million and $7.6 million for the six month periods ended June 30, 2003 and 2004, respectively. Interest expense for the six month period ended June 30, 2004 increased by $3.0 million, or 64% as compared to the six month period ended June 30, 2003 reflecting the addition of interest expense on our 4.25% Notes which were issued in July 2003 and our 2.25% Notes issued in May 2004. The 4.25% Notes are due in August 2010 and interest is payable semi-annually on February 15 and August 15 of each year. The 2.25% Notes are due in May 2011 and interest is payable semi-annually on May 15 and November 15 of each year. We expect interest expense to decrease in the future as a result of the redemption and repurchase of the 4.50% Notes (see further explanation under the section entitled Other Liquidity Matters.

Net Loss on Extinguishment of Debt

In connection with a private placement of $150.0 million of 2.25% Notes (see further discussion under the section entitled Liquidity and Capital Resources), we repurchased $65.6 million in aggregate principal amount of our 4.50% Notes for cancellation. As a result of this repurchase and cancellation we recorded a loss on the early extinguishment of debt of approximately $2.2 million for the three month period ended June 30, 2004.

In January 2004, we and certain holders of our 4.50% Notes completed in a limited number of transactions, an exchange and cancellation of $33.0 million in aggregate principal amount of the 4.50% Notes, for the issuance of $21.986 million in aggregate principal of a new series of 4.25% Convertible Senior Notes due August 15, 2010. As a result of this exchange and cancellation, our total convertible debt was reduced by $11.014 million and we recorded a gain of approximately $0.3 million for the six month period ended June 30, 2004. We calculated the gain in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. EITF 96-19 requires that the gain on the early extinguishment of debt be computed using the fair value of the newly issued convertible debt which, at the time of the debt exchange, was trading at a premium to the principal amount of the notes. We classified the premium associated with the newly issued 4.25% notes of approximately $10.2 million as capital in excess of par value in accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.

Cumulative Effect of a Change in Accounting Principle

Cumulative effect of a change in accounting principle for the six month period ended June 30, 2003 was $0.8 million. Effective January 1, 2003, we changed our method of accounting for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. Previously, we were not required to recognize amounts related to asset retirement obligations. Under SFAS No. 143, we now recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 resulted in an increase in net property, buildings and equipment of approximately $1.4 million, recognition of an asset retirement obligation liability of approximately $2.2 million and a cumulative effect of a change in accounting principle of approximately $0.8 million.

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

At June 30, 2004, we had approximately $398.5 million in cash, cash equivalents, marketable securities and segregated cash. We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.

Cash Used in Operating Activities

Cash used in operating activities was $43.5 million and $50.4 million for the six month periods ended June 30, 2003 and 2004, respectively. This reflects an increase of $6.9 million for the six month period ended June 30, 2004 as compared to the six month period ended June 30, 2003. The increase is primarily due to higher research and development expenses as well as a decrease in cash received from partners. The increase in research and development expenses resulted primarily from higher personnel costs, expenses related to our facilities, third-party research and contract manufacturing costs, and the costs of clinical trials. All of these costs were higher as result of our increased clinical trial and product development activities. The decrease in cash received from our partners is a direct result of decreased contract and license revenue and decreased sales, contract and license revenues from Genmab. As previously indicated, revenues can fluctuate significantly since they depend, in large part, on the product development efforts of our partners and licensees.

We have incurred and will continue to incur significant costs in the area of research and development, including preclinical and clinical trials, as our products are developed. We plan to spend significant amounts to progress our current products through the clinical trial and commercialization process as well as to develop additional product candidates on our own or with partners. As our products progress through the clinical trial process, we may be obligated to make significant milestone payments on certain of our products. We also expect to incur future facility costs as a result of our continued capital expansion, renovations and replacements, but at a reduced rate. To a lesser extent, we expect our general and administrative costs to increase as we expand our administrative and business development activities. Furthermore, we expect our investment income to decrease as we fund our future operations and capital expenditures from our cash reserves. We anticipate that our operating expenditures may be partially offset by revenues from partners for license fees, milestone payments, development and manufacturing services.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $78.9 million for the six month period ended June 30, 2003 compared to net cash used in investing activities of $51.2 million for the six month period ended June 30, 2004. The overall increase in cash used in investing activities was primarily the result of the following factors:

•	Net sales of marketable securities of $83.7 million and $31.2 million for the six month periods ended June 30, 2003 and 2004, respectively. The decrease in net sales of marketable securities resulted primarily from the purchase of marketable securities with a portion of the proceeds received from our issuance of $150.0 million 2.25% Convertible Senior Notes due 2011 discussed in further detail under the section entitled Other Liquidity Matters.

•	An increase of $79.3 million in segregated cash. This increase represents funds designated for the repurchase of the remaining principal amount of our 4.50% Subordinated Convertible Notes due 2006 which was completed on July 1, 2004. See further discussion of this transaction under the section entitled Other Liquidity Matters.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.3 million and $78.4 million for the six month periods ended June 30, 2003 and 2004, respectively. Cash provided by financing activities for the six month period ended June 30, 2003 resulted from the proceeds received from purchases under our Employee Stock Purchase Plan (ESPP) offset, in part, by principal payments on equipment leases. Cash provided by financing activities for the six month period ended June 30, 2004 resulted primarily from the net proceeds of approximately $145.2 million received from the private placement of $150.0 million of 2.25% notes offset, in part, by cash used of approximately $66.8 million to repurchase a portion of our 4.50% notes for cancellation. The private placement of our 2.25% Convertible Senior Notes and the repurchase and cancellation of a portion of our 4.50% Convertible Subordinated Notes are discussed in further detail the section entitled Other Liquidity Matters.

Other Liquidity Matters

In connection with our merger with Essex Medical Products in 1987, we are committed to pay to Essex Chemical Corporation, or Essex 20% of our net after-tax income until a total of $1.0 million has been paid, contingent upon the occurrence of certain events. As the result of our net income in 2000 we accrued $0.7 million payable to Essex, which remains accrued at June 30, 2004. At our option, this obligation may be satisfied by the payment of shares of our common stock having a fair market value equal to the amount owed, provided such shares are registered for sale with the Securities and Exchange Commission.

Our wholly-owned subsidiary Celldex Therapeutics, Inc. has filed a registration statement with the Securities and Exchange Commission related to a proposed public offering of a portion of its common stock. As part of this transaction, we have assigned or licensed to Celldex certain intellectual property related to our vaccine technology, including the rights to MDX-1307, one of our product candidates for the treatment of cancer, as well as the IND associated with this product which became effective in February 2004. If the public offering is completed, we anticipate that we will continue to hold approximately 75% of the outstanding shares of common stock of Celldex. We cannot assure you that this transaction will be consummated.

On May 3, 2004, we completed a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended, of $150.0 million of 2.25% Convertible Senior Notes due May 15, 2011 to qualified institutional investors. The 2.25% notes are initially convertible into shares of our common stock at the rate of 72.9129 per each $1,000 principal amount of the 2.25% notes, which is equivalent to an initial conversion price of approximately $13.72 per share, subject to anti-dilution adjustments.

We will pay interest on the 2.25% notes on May 15 and November 15 of each year beginning on November 15, 2004. We received net proceeds from the private placement of approximately $145.2 million (after deducting the initial purchasers’ discounts and estimated offering expenses).

Noteholders have the option, subject to certain conditions, to require us to repurchase the 2.25% notes in the event of a change in control at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the date of repurchase.

Concurrent with this private placement, we repurchased $65.6 million in aggregate principal amount of our 4.50% notes for cancellation. On July 1, 2004, we completed the redemption of all of our remaining outstanding 4.50% Notes. The redemption price was 101.8% of the approximately $76.4 million aggregate principal amount of the notes redeemed or approximately $77.7 million, plus accrued and unpaid interest of approximately $1.7 million through June 30, 2004.

On July 13, 2004, we entered into an amendment to Collaboration and License Agreement with Gilead Sciences, Inc. (the successor in interest to NeXstar Pharmaceuticals, Inc.), referred to herein as the Gilead Amendment. Under the terms of the Gilead Amendment, we agreed to pay Gilead a total of $8.5 million in eight equal installments of $1,062,500, payable at the our election, in cash, registered shares of our common stock or a combination thereof, in exchange for (i) a reduction of certain future royalty payment obligations, payable by us to Gilead, and (ii) an expansion of the scope of certain licenses from Gilead to us relating to certain intellectual property rights regarding anti-CTLA-4 products. The first of these payments was paid on August 2, 2004 through the issuance of 185,622 shares of our common stock to Gilead. The seven remaining payments will be made on a quarterly basis, commencing on October 1, 2004 and ending on April 3, 2006. If we decide to make a quarterly installment payment in shares of our common stock, the number of shares of our common stock subject to issuance for any installment will be determined by dividing (x) $1,062,500 (less any cash paid in connection with the installment) by (y) the average of the closing sales prices of our common stock for each of the trading days during the five-trading-day period ending on (and including) the trading day that is two trading days immediately prior to the applicable date of issuance as publicly reported by NASDAQ. In the event that, during the 60-day period following the applicable date of issuance of such common stock, Gilead sells all of the shares of our common stock delivered as part of an installment payment under the Gilead License and the proceeds of such sale are less than $1,062,500 (less any cash paid in connection with such installment), we must pay the difference to Gilead in cash. If such sale proceeds exceed $1,062,500 (less any cash paid in connection with such installment), Gilead must pay us 50% of any such excess in cash. In the event that, during any such 60-day period, Gilead does not sell all of the shares of our common stock comprising the installment, there will be no such adjustment.

On July 30, 2004, we entered into an Assignment and Termination Agreement with Pharma Pacific Pty Ltd. and certain other parties thereto, referred to herein as the Pharma Pacific Agreement. Under the terms of the Pharma Pacific Agreement, we agreed to pay Pharma Pacific $1.5 million in exchange for (i) the assignment of certain intellectual property rights to us, and (ii) the termination of certain licenses. This payment was made through the issuance of 240,925 shares of our common stock to Pharma Pacific on August 4, 2004. In the event that, during the 60-day period following the date of issuance of such common stock, Pharma Pacific sells all of the shares of our common stock delivered as payment under the Pharma Pacific Agreement and the proceeds of such sale are less than $1.5 million, we must pay the difference to Pharma Pacific in cash. If such sale proceeds exceed $1.5 million, Pharma Pacific must pay us 50% of any such excess in cash. In the event that, during any such 60-day period, Pharma Pacific does not sell all of the shares of our common stock comprising the installment, there will be no such adjustment.

On August 5, 2004, we completed the acquisition of Ability Biomedical Corporation, a privately held Canadian biotechnology company including Ability Biomedical’s intellectual property related to IP-10. IP-10, also known as CXCL 10, is a protein believed to be associated with a variety of immune disorders, including multiple sclerosis, rheumatoid arthritis, inflammatory bowel disease, chronic obstructive pulmonary disease and type I diabetes. We are currently investigating MDX-1100, a fully human antibody that targets IP-10, in preclinical studies, and we expect to file an Investigational New Drug, or IND, application with the FDA for MDX-1100 in the first half of 2005.

Under the terms of the share purchase agreement, we made cash payments totaling approximately $593 thousand and issued a total of 731,823 shares of our common stock valued at approximately $4.3 million in exchange for all of Ability Biomedical’s issued and outstanding stock. In the event that, during the 60-day period following an issuance of shares of our common stock to the Ability Biomedical shareholders in connection with the acquisition, a shareholder sells all of the shares so issued and the proceeds of such sale are less than the amount due to the shareholder under the share purchase agreement, we must pay the difference to such shareholder in cash. If such sale proceeds exceed the amount due to the shareholder under the share purchase agreement, the shareholder must pay us 50% of any such excess in cash. In the event that, during any such 60-day period, the Ability Biomedical shareholder does not sell all of the shares so issued, there will be no such adjustment. Upon the achievement of certain development milestones with respect to our anti-IP-10 antibody program, but no later than September 4, 2007, we may be required to pay Ability Biomedical shareholders an additional amount of approximately $3.68 million in cash and/or common stock, subject to fluctuations in currency exchange rates. In lieu of such additional payment, we also have the option to revert to the original January 2003 joint collaboration agreement with Ability whereby each party would be responsible for 50% of the costs.

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

Through June 30, 2004, we have not made any milestone payments to Kirin. Based on a total of three products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2005, we may be required to make milestone payments to Kirin aggregating up to approximately $12.75 million with respect to such products, or a maximum of approximately $4.25 million per product. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through June 30, 2004, we have made no milestone payments under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of five products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2005, we may be obligated to make future milestone payments aggregating up to approximately $30.625 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

Future Liquidity Resources

Our current sources of liquidity are cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, contract and licensing revenue and sales of our products for research. We believe that such sources of liquidity will be sufficient to meet our operating, debt service, and capital requirements for at least the next 24 months; however, this 24-month period assumes the use of a significant portion of the approximately $147.0 million and/or the $150.0 million required to meet our repayment obligations with respect to our convertible notes due on August 15, 2010 and May 15 2011, respectively. To the extent our convertible notes are converted into shares of our common stock on or before their maturity dates, we will have use of that portion of the notes so converted to fund our on-going operations. In any event, we will require additional financing within this time frame and may raise funds through public or private financings, line of credit arrangements, collaborative relationships and/or other methods. The use of cash on hand or other financial alternatives will depend on several factors including, but not limited to, the future success of our products in clinical development, the prevailing interest rate environment, and access to the capital markets. We can not assure you that we will be able to raise such additional funds. We may be unable to raise sufficient funds to complete development of any of our product candidates, to continue operations or to repay our debt obligations upon maturity. As a result, we may face delay, reduction or elimination of research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief

Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to our business is made known to the Chief Executive Officer and Chief Financial Officer by others within our Company during the period in which this report was being prepared.

Changes in internal controls: There were no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of our management’s evaluation.

Limitations on the Effectiveness of Controls: Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II — Other Information

Item 1. Legal Proceedings

In the ordinary course of our business, we are at times subject to various legal proceedings. We do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 19, 2004, our shareholders elected two Class III Directors each to serve for a term to expire in 2007. Our shareholders also voted to confirm the appointment of Ernst & Young LLP as independent auditors for the 2004 fiscal year. Out of the 79,093,026 eligible votes, 64,232,318 were cast at the meeting either by proxies solicited in accordance with Section 14 of the Securities Exchange Act of 1934, as amended, and the regulations set forth thereunder, or by securities holders voting in person. There were no broker non-votes. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes for each nominee is set forth under Item No. 1 below, and the appointment of Ernst & Young LLP as independent auditors for the 2004 fiscal year is set forth in Item No. 2 below:

Item No. 1

Nominees for Directors

Directors—Class III	Votes For	Votes Withheld
Irwin Lerner	61,570,696	2,661,622
Dr. Julius A. Vida	61,790,969	2,441,349

The following persons are incumbent directors whose terms of office continue after the Annual Meeting:

Class II Terms Expiring in 2005	Class I Terms Expiring in 2006
Michael A. Appelbaum	Dr. Donald L. Drakeman
Dr. Frederick B. Craves	Dr. Ronald J. Saldarini
Charles R. Schaller

Item No. 2

Ratification of the selection of Ernst & Young LLP as Independent Registered Public Accounting Firm for the 2004 fiscal year:

FOR	AGAINST	ABSTAIN
63,317,056	846,202	71,060

Item 5. Other Information

Additional factors that might affect future results include the following:

Our product candidates are in early stages of development, and they have not been and may not ever be approved for sale and/or commercialized.

Our human antibody technology is a new approach to the generation of antibody-based therapeutic products. Active product candidates employing our human antibody technology are in the early and middle stages of clinical development. Based on public disclosures, regulatory applications, including Investigational New Drug Applications, or INDs, have been submitted to the FDA or comparable foreign authorities, for 17 product candidates derived from our UltiMAb platform. To date, neither we nor our partners have any product candidates employing our human antibody technology that have been approved for sale by the FDA or comparable foreign authorities and/or commercialized. In addition, we are not aware of any commercialized fully human monoclonal antibody therapeutic products that have been generated from any technologies similar to ours. Product candidates employing our human antibody technology may not advance beyond the early or middle stages of product development or demonstrate clinical safety and effectiveness.

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

We have incurred large operating losses and we anticipate that these losses will continue for the foreseeable future. In particular, as of June 30, 2004, we had an accumulated deficit of approximately $487.4 million. Our net losses were $129.3 million and $74.5 million for the year ended December 31, 2003 and the six month period ended June 30, 2004, respectively. Our losses have resulted principally from:

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

We believe our current sources of liquidity will be sufficient to meet our near term operating, debt service and capital requirements for at least the next 24 months. However, this 24-month period assumes the use of a significant portion of the proceeds we received from the sale of our convertible notes. To the extent our convertible notes are converted into shares of our common stock on or before their maturity dates, we will have use of that portion of the principal amount of the notes so converted to fund our on-going operations. In any event, we will require additional financing within this time frame and may raise funds through public or private financings, line of credit arrangements, collaborative relationships and/or other methods. The use of cash on hand or other financial alternatives will depend on several factors including, but not limited to, the future success of our products in clinical development, the prevailing interest rate environment, and access to the capital markets. We may be unable to raise sufficient funds to complete development of any of our product candidates, to continue operations or to repay our debt obligations at maturity. As a result, we may face delay, reduction or elimination of research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.

We have a significant amount of debt and may have insufficient cash to satisfy our debt service obligations. In addition, the amount of our debt could impede our operations and flexibility.

We have a significant amount of existing debt and debt service obligations, which, unless converted to shares of our common stock or redeemed, will mature in 2010 (approximately $147.0 million) and 2011 ($150.0 million), respectively. Our ability to make payments on our debt will depend on our future operating performance and ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. Generally, during the last five years, our operating cash flows were negative and insufficient to cover our fixed charges. Our ability to generate sufficient operating cash flow to service our indebtedness, including the notes, and fund our operating requirements will depend on our ability, alone or with others, to successfully develop, manufacture, and obtain required regulatory approvals and market our product candidates, as well as other factors, including general economic, financial, competitive, legislative and regulatory conditions, some of which are beyond our control. If we are unable to generate sufficient operating cash flow to service our indebtedness and fund our operating requirements, we may need to obtain additional debt or equity financing to do so, which may not be available to us on satisfactory terms or at all. In addition, if new indebtedness is incurred, the risks relating to our ability to service our indebtedness that we face could intensify.

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

In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. For example, the FDA has moved several product categories previously regulated by the agency’s Center for Biologics Evaluation and Research, or CBER, to the agency’s Center for Drug Evaluation and Research, or CDER. These product categories include antibodies as well as cytokines, growth factors, enzymes, interferons and certain proteins. FDA has also recently announced a planned reorganization within CDER to create a new consolidated office for the review of oncology therapies. Oncology therapies are currently reviewed by different offices within CDER. The effect that these reorganizations at the FDA will have on clinical trials and product approval outcomes or timing is uncertain, but could cause delays or other currently unforeseeable effects.

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

We are aware of only a limited number of companies on a worldwide basis that operate manufacturing facilities in which our product candidates can be manufactured under cGMP regulations, a requirement for all pharmaceutical products. We are currently pursuing late-stage clinical and commercial supply agreements with cGMP-compliant third-party manufacturers with available capacity to meet our internal production timetables. We have entered into clinical supply agreements with Lonza Group Ltd. with respect to MDX-010 and MDX-060, respectively, and discussions are ongoing with respect to terms of a commercial supply agreement. We do not currently have the capability to manufacture our products under development in large commercial quantities and have no experience in commercial-scale manufacturing. It would take a substantial period of time for a contract facility that has not been producing antibodies to begin producing antibodies under cGMP regulations. We cannot make assurances that we will be able to contract with such companies for clinical and/or commercial supply on acceptable terms or in a timely manner, if at all. Moreover, even if we are able to enter into clinical and/or commercial supply manufacturing arrangements with cGMP-compliant third-party manufacturers, we cannot assure you that such manufacturers will be able to produce products that are substantially equivalent to the product candidates that we have produced in our own facilities and used in our clinical trials. If such companies are not able to produce products that are substantially equivalent to our product candidates, the progress of our clinical trials and/or commercialization of our products may be delayed and our business, financial condition and results of operations may be materially harmed.

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

Our existing partnerships may be terminated, and we may not be able to establish additional partnerships.

Our licensing partners generally have the right to terminate our partnerships at any time. Our ability to continue our current partnerships and to enter into additional partnerships is dependent in large part on our ability to successfully demonstrate that our UltiMAb technology is an attractive method of developing fully human antibody therapeutic products. We have generated only a limited number of fully human antibody therapeutic product candidates pursuant to our collaboration agreements and only 17 product candidates generated with our human antibody technology have entered clinical testing. Existing or potential partners may pursue alternative technologies, including those of our competitors, or enter into other transactions that could make a collaboration with us less attractive to them. For example, if an existing partner purchases or is purchased by a company that is one of our competitors, that company could be less willing to continue its collaboration with us. In addition, a company that has a strategy of purchasing companies rather than entering into partnership arrangements might have less incentive to enter into a collaboration agreement with us. Moreover, disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future partner. Lengthy negotiations with potential new partners or disagreements between us and our partners may lead to delays or termination in the research, development or commercialization of product candidates. If we are not able to establish additional partnerships on terms that are favorable to us or if a significant number of our existing partnerships are terminated and we cannot replace them, we may be required to increase our internal product development and commercialization efforts. This would likely:

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

Due to the size of our interest in Genmab, we are currently required to account for our equity interest in Genmab under the equity method of accounting, which provides that we must include a portion of Genmab’s income and losses equal to our percentage equity interest in Genmab in our consolidated financial statements. For the years ended December 31, 2001, 2002 and 2003, our share of Genmab’s losses were approximately $7.3 million, $19.6 million and $15.0 million, respectively. For the six month period ended June 30, 2004, our share of Genmab’s net loss was $10.4 million. We expect that during the second half of 2004, the remaining basis of our investment in Genmab will be reduced to zero and, accordingly, recognition of our share of Genmab’s net losses will be suspended.

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

We are exposed to equity price risk on our strategic investments in our publicly-traded partners, including Genmab and Tularik, and as part of our business strategy, we may choose to make additional similar investments in public companies in the future. On March 29, 2004, Tularik announced a merger with Amgen, Inc. whereby Tularik will become a wholly owned subsidiary of Amgen. The parties expect the transaction to close in the second half of 2004. As these investments are the result of strategic alliances with our collaborative partners, we typically do not attempt to reduce or eliminate our market exposure of these types of strategic investments. Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments are designated as available-for-sale and are reported at fair value on our consolidated balance sheet. Unrealized holding gains and losses on available-for-sale securities are generally excluded from earnings and reported within other comprehensive income which is a separate component of shareholders’ equity. Under our accounting policy, marketable equity securities are generally considered to be impaired if their fair value is less than our cost basis in such securities for more than six months, or some other period in light of the particular facts and circumstances surrounding the investment. If a decline in the fair value of available-for-sale securities is considered to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. For the year ended December 31, 2002, we recorded impairment charges of approximately $40.5 million (of which approximately $31.0 million related to Genmab) on our strategic investments in publicly traded companies. During the year ended December 31, 2003, no impairment charges were recorded related to the value of our investments in publicly traded companies. For the three and six month periods ended June 30, 2004, we recorded impairment charges of $0 and $0.2 million, respectively, on investments in partners whose securities are publicly traded. If we deem these investments to be further impaired at the end of any future reporting period, we may incur additional impairment charges on these investments.

In addition, we have investments in several of our partners whose securities are not publicly traded such as IDM. Because these securities are not publicly traded, the value of our investments in these companies are inherently more difficult to estimate than our investments in publicly traded companies. We estimate the value of these investments by using information acquired from industry trends, the management of these companies, financial statements, and other external sources. Specifically, our determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financing and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. For the years ended December 31, 2002 and 2003, we recorded impairment charges of approximately $2.4 million and $1.4 million, respectively, on our investments in privately-held companies. For the three and six month periods ended June 30, 2004, we recorded impairment charges of $0 and $0.1 million, respectively, on investments in partners whose securities are privately held. Future adverse changes in market conditions or adverse changes in operating results of these companies may also require an impairment charge in the future.

We are dependent on our key personnel.

We are highly dependent on the members of our scientific and management staff. If we are not able to retain any of these persons, our business may suffer. In particular, we depend on the services of Donald L.

Drakeman, J.D., Ph.D., our President and Chief Executive Officer; Nils Lonberg, Ph.D., our Senior Vice President and Scientific Director; and Geoffrey M. Nichol, M.D., MBA., our Senior Vice President, Product Development. We maintain a key man life insurance policy for Dr. Drakeman in the amount of $2.0 million and maintain key man life insurance policies in the amount of $1.0 million for each of Dr. Lonberg and Dr. Nichol. We have entered into employment agreements with Dr. Drakeman and all of our other executive officers, which expire in January, 2007. Thereafter, all of these agreements are automatically renewed for successive one (1) year terms unless we or the employee elect not to renew.

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

During the two-year period ended June 30, 2004, the sale prices of our common stock ranged between $2.69 and $11.13. The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these or other factors, including the sale or attempted sale of a large amount of our common stock into the market. Broad market fluctuations may also adversely affect the market price of our common stock.

We have obligations to issue shares of our common stock in the future, which may have a dilutive effect on the shares of our common stock currently outstanding.

As of July 30, 2004, we had 14,390,164 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our stock option plans having a weighted average exercise price of $7.82 per share and we had reserved 1,096,015 shares of common stock for issuance pursuant to future grants of options under our stock option plans. We have filed registration statements on Form S-8 covering all of these shares, other than 500,000 shares of common stock reserved for issuance under our 2004 New Employee Stock Option Plan. We intend to file a registration statement covering these shares prior to the grant of any options under this plan. Except for these unregistered shares, shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

In addition, as of that date, there were 308,738 shares reserved for issuance pursuant to a deferred compensation plan. The shares reserved for the deferred compensation plan will be issued in various amounts over various periods of time during the next three years. We have filed a registration statement on Form S-8 covering those shares. Shares issued pursuant to this plan, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

As of July 30, 2004, we had reserved 1,095,447 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 covering 95,447 of those shares. The remaining 1,000,000 shares have not yet been registered but we intend to file a registration statement covering these shares prior to issuance under this plan. Upon the effectiveness of such registration statement, all shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ National Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of July 30, 2004, we had 21,875,353 shares of common stock reserved for issuance pursuant to the conversion of the approximately $147.0 million aggregate principal amount of our outstanding 4.25% Convertible Senior Notes due August 15, 2010. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or their redemption by us at a conversion rate of 148.8261 shares per each $1,000 principal amount of the notes ($6.72 per share), subject to adjustment.

As of July 30, 2004, we had 10,936,935 shares of common stock reserved for the issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

Future sales of our common stock or other securities could cause the market price of our common stock to decline.

As of July 30, 2004, we had 79,271,264 shares of common stock outstanding, of which 1,407,667 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

We have filed a registration statement on Form S-3 under the Securities Act relating to 3,791,346 shares of common stock that may be offered by one of our stockholders. These shares of common stock are freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to resale limitations of Rule 144.

In addition, we have filed a shelf registration statement on Form S-3 under the Securities Act relating to the sale of up to $290.31 million of any of the following securities:

•	debt securities;

•	preferred stock;

•	common stock; or

•	warrants to purchase debt securities, preferred stock or common stock.

We have also filed a registration statement on Form S-3 under the Securities Act that relates to the sale by certain selling securityholders of our $125.0 million 4.25% Convertible Senior Notes due August 15, 2010, and up to 18,601,190 shares of our common stock which may be issued upon the conversion of the notes. These notes and shares of common stock are freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to resale limitation of Rule 144. We also have filed a registration statement on Form S-3 under the Securities Act that relates to the sale by certain selling securityholders of our $21.986 million 4.25% Convertible Senior Notes due August 15, 2010, and up to 3,271,727 shares of our common stock which may be issued upon the conversion of the notes. The notes and shares of common stock are freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to resale limitation of Rule 144. In connection therewith, we have agreed to use our best efforts to keep these registration statements continuously effective until the earliest of (i) the sale of all outstanding registrable securities registered under the registration statements; (ii) the expiration of the period referred to in Rule 144(k) of the Securities Act with respect to the notes held by non-affiliates of us; (iii) all the registrable securities have ceased to be outstanding (whether as a result of redemption, repurchase, cancellation, conversion or otherwise); and (iv) two years after the respective effective dates of these registration statements.

We have filed a registration statement on Form S-3 under the Securities Act relating to our $150.0 million 2.25% Convertible Senior Notes due May 15, 2011, and up to 10,936,935 shares of our common stock which may be issued upon conversion of the notes. Upon the effectiveness of the registration statement, the notes and the shares of common stock will be freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to resale limitation of Rule 144.

On June 25, 2004, we filed a registration statement on Form S-4 to register shares of our common stock having a maximum aggregate offering price of $12.0 million. Such shares are freely tradable without restriction or further registration under the Securities Act. On August 5, 2004 we issued 731,823 shares of such common stock, valued at approximately $4.3 million to satisfy a portion of our purchase price obligations under the Ability Biomedical agreement.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 4.25% Convertible Senior Notes due August 15, 2010. As of July 30, 2004, approximately $147.0 million aggregate principal amount of these notes was outstanding. Upon such change of control event, we are also required to offer to repurchase all of our outstanding 2.25% Convertible Senior Notes due May 11, 2011. As of July 30, 2004, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

Item 6. Exhibits and reports on Form 8-K

(a)	Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Form 8-K on April 26, 2004 announcing the Company’s intention to offer $125.0 million of Convertible Senior Notes due 2011 for sale in a private placement.

Form 8-K on April 28, 2004 announcing the pricing of a private placement of $150.0 million aggregate principal amount of 2.25% Convertible Senior Notes due 2011.

Form 8-K on May 4, 2004 announcing the completion of the sale to certain initial purchases of $150.0 million aggregate principal amount of 2.25% Convertible Senior Notes May 15, 2011.

Form 8-K on May 6, 2004 relating to a press release of the Company’s financial results for the quarter ended March 31, 2004.

Form 8-K on June 25, 2004 announcing the Company’s agreement to acquire all of the issued and outstanding shares of capital stock of Ability Biomedical Corporation, a Canadian biotechnology company.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDAREX, INC.
(Registrant)

Date: August 9, 2004	By:	/s/ DONALD L. DRAKEMAN
Donald L. Drakeman President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2004	By:	/s/ CHRISTIAN S. SCHADE
Christian S. Schade Senior Vice President Finance & Administration, Chief Financial Officer (Principal Financial and Accounting Officer)