Form 10-Q
period 2004-09-30
MEDAREX INC
filed 2004-11-09
CIK 874255

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of common stock, $.01 par value, outstanding as of October 29, 2004 was 85,451,840 shares.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	September 30, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,998	$90,134
Marketable securities	285,460	288,417
Segregated cash	5,617	6,199
Prepaid expenses and other current assets	6,244	10,831

Total current assets	370,319	395,581

Property, buildings and equipment:
Land	6,624	6,789
Buildings and leasehold improvements	74,764	77,017
Machinery and equipment	37,006	40,854
Furniture and fixtures	4,081	4,259
Construction in progress	4,384	3,140

	126,859	132,059

Less accumulated depreciation and amortization	(31,494)	(41,512)

	95,365	90,547

Investments in Genmab	10,976	6,861
Investments in IDM	48,199	48,199
Investments in, and advances to, other affiliates and partners	11,182	10,482
Segregated cash	11,579	7,752
Other assets	10,106	11,189

Total assets	$557,726	$570,611

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$2,197	$1,951
Accrued liabilities	13,878	20,640
Deferred contract revenue - current	3,807	12,175

Total current liabilities	19,882	34,766

Deferred contract revenue - long-term	661	74,027
Other long-term liabilities	3,172	5,418
4.25% Convertible senior notes due August 15, 2010	125,000	146,986
2.25% Convertible senior notes due May 15, 2011	—	150,000
4.50% Convertible subordinated notes due July 1, 2006	175,000	—

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 79,501,080 shares issued and 79,007,564 outstanding at December 31, 2003 and 85,718,849 shares issued and 85,451,740 shares outstanding at September 30, 2004	795	857
Capital in excess of par value	639,784	697,680
Treasury stock, at cost 493,516 shares in 2003 and 267,109 shares in 2004	(1,242)	(672)
Deferred compensation	994	549
Accumulated other comprehensive income	6,560	3,400
Accumulated deficit	(412,880)	(542,400)

Total shareholders’ equity	234,011	159,414

Total liabilities and shareholders’ equity	$557,726	$570,611

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Sales	$—	$—	$25	$—
Contract and license revenues	943	2,499	4,593	4,807
Sales, contract and license revenues from Genmab	1,317	1,183	3,857	2,714

Total revenues	2,260	3,682	8,475	7,521

Costs and expenses:
Cost of sales	—	—	3	—
Research and development	24,742	40,583	72,018	93,695
General and administrative	5,322	5,682	16,204	16,985
Acquisition of in-process technology	—	5,439	—	5,439

Total costs and expenses	30,064	51,704	88,225	116,119

Operating loss	(27,804)	(48,022)	(79,750)	(108,598)

Equity in net loss of affiliate	(4,652)	(4,106)	(11,593)	(14,478)
Interest and other income	2,584	2,454	8,299	8,323
Additional payments related to asset acquisitions	—	(245)	(86)	(245)
Interest expense	(3,395)	(2,504)	(8,013)	(10,090)
Net loss on extinguishment of debt	—	(2,402)	—	(4,241)

Pre tax loss	(33,267)	(54,825)	(91,143)	(129,329)
Provision for income taxes	3	182	45	191

Loss before cumulative effect of change in accounting principle	(33,270)	(55,007)	(91,188)	(129,520)
Cumulative effect of change in accounting principle	—	—	(830)	—

Net loss	$(33,270)	$(55,007)	$(92,018)	$(129,520)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.43)	$(0.68)	$(1.17)	$(1.62)
Cumulative effect of change in accounting principle	—	—	(0.01)	—

Net loss	$(0.43)	$(0.68)	$(1.18)	$(1.62)

Weighted average number of common shares outstanding - basic and diluted	78,088	80,904	78,046	79,981

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2003	2004
Operating activities:
Net loss	$(92,018)	$(129,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	830	—
Depreciation	7,811	8,750
Amortization	2,560	3,365
Loss on extinguishment of debt	—	4,566
Loss on sale of equipment	—	105
Stock options and awards	718	387
Non-cash revenue - Genmab	(333)	(1,500)
Equity in net loss of Genmab	11,593	14,478
Impairment loss on investments in partners	—	316
License fees paid with stock	—	2,563
Write off of in-process technology	—	5,439
Gain on exchange of convertible debt	—	(325)
Gain on exchange of Eos Stock	(393)	—
Gain on sale of equity securities	—	(1,664)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	3,414	(4,581)
Trade accounts payable	(986)	(246)
Accrued liabilities	(876)	9,584
Deferred contract revenue	(782)	83,234

Net cash used in operating activities	(68,462)	(5,049)

Investing activities:
Purchase of property and equipment	(6,170)	(6,620)
Proceeds from sale of equipment	—	600
Increase in investments and advances to affiliates and partners	(1,000)	—
Purchase of Ability Biomedical Corp., net of cash acquired	—	(563)
(Increase) decrease in segregated cash	(15,838)	3,245
Purchase of marketable securities	(121,260)	(255,500)
Sales and maturities of marketable securities	151,299	250,216

Net cash provided by (used in) investing activities	7,031	(8,622)

Financing activities:
Cash received from sales of securities, net	1,461	30,949
Proceeds from sale of 4.25% convertible senior notes, net	121,260	—
Proceeds from sale of 2.25% convertible senior notes, net	—	145,222
Debt repurchase	—	(144,585)
Deferred Celldex financing costs	—	(601)
Debt exchange costs	—	(100)
Principal payments under debt obligations	(285)	(78)

Net cash provided by financing activities	122,436	30,807

Net increase in cash and cash equivalents	61,005	17,136
Cash and cash equivalents at beginning of period	61,812	72,998

Cash and cash equivalents at end of period	$122,817	$90,134

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$—	$3

Interest	$7,900	$8,990

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared from the books and records of Medarex, Inc. and Subsidiaries (the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Net Loss per Share

Basic and diluted net loss per share are calculated in accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 128, Earnings per Share. Basic net loss per share is based upon the number of weighted average shares of common stock outstanding. Diluted net loss per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, which are included under the treasury stock method. For the three and nine month periods ended September 30, 2003 and 2004, all potentially dilutive securities have been excluded from the computation of diluted net loss per share, as their effect is antidilutive.

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

The Company recorded impairment charges of $0.2 million related to investments in partners whose securities are publicly traded for the nine month period ended September 30, 2004. In addition, the Company recorded impairment charges of $0.1 million in partners whose securities are privately held for the nine month period ended September 30, 2004. Such impairment charges are included with “Interest and other income” in the Company’s consolidated statement of operations for the nine month period ended September 30, 2004.

Transactions in Equity Method Investee Stock

At the time an equity method investee sells its stock to unrelated parties at a price in excess of its book value, the Company’s net investment in that equity method investee increases proportionately to its equity basis in the equity method investee. If at that time the equity method investee is a newly-formed start-up, a research and development or a development stage company, the Company’s proportionate share of the equity method investees’ equity resulting from the additional equity raised is accounted for as an increase to capital in excess of par value under Accounting Principles Board (“APB”) Opinion No. 18 and Staff Accounting Bulletin (“SAB”) No. 51.

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

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2004	2003	2004
Net loss, as reported	$(33,270)	$(55,007)	$(92,018)	$(129,520)
Add: Non-cash employee compensation	—	207	—	307
Deduct: Total stock-based employee compensation expense determined under fair value method	(2,703)	(4,123)	(7,452)	(10,555)

Pro forma net loss	$(35,973)	$(58,923)	$(99,470)	$(139,768)

Loss per share:
Basic and diluted, as reported	$(0.43)	$(0.68)	$(1.18)	$(1.62)

Basic and diluted, pro forma	$(0.46)	$(0.73)	$(1.27)	$(1.75)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2004	2003	2004
Expected stock price volatility	76.7%	58.5%	76.7%	58.5%
Risk-free interest rate	3.5%	3.40%	3.5%	3.40%
Expected life of options	5 years	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%	0%

Recently Issued Accounting Pronouncements

In July 2004, the Emerging Issues Task Force (EITF) ratified Issue 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. Issue 02-14 requires an investor to apply the equity method of accounting when the investor has the ability to exercise significant influence over the operating and financial policies of the investee and has an investment in common stock and/or in-substance common stock. Issue 02-14 is effective for reporting periods beginning after September 15, 2004 (October 1, 2004). The Company is currently evaluating the impact of adopting Issue 02-14 specifically as it relates to the Company’s investment in Immuno-Design Molecules S/A, or IDM.

2. Investments in Genmab

As a result of a series of transactions, including an initial public offering by Genmab A/S, a Danish biotechnology company (“Genmab”), of its ordinary shares in October 2000, the Company owned approximately 31.3% interest in Genmab as of December 31, 2002.

In July 2003, the Company received 246,914 shares of Genmab stock valued at $2.0 million representing payment for the fourth of five annual payments under an August 2000 binding memorandum of understanding between the Company and Genmab. The Company’s ownership percentage in Genmab was approximately 30.9% as of June 30, 2004. On July 6, 2004 Genmab completed an international private placement of 5.6 million shares of its stock. As a result of this private placement, the Company’s ownership percentage of Genmab was reduced to approximately 24.7%. The difference between the Company’s proportionate share of the additional equity raised was approximately $9.7 million and was accounted for in accordance with APB Opinion No.18, The Equity Method of Accounting for Investment in Common Stock, and Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary. This transaction is reflected as an increase to capital in excess of par value in the Company’s consolidated financial statements as of and for the nine month period ended September 30, 2004.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

During the three and nine month periods ended September 30, 2003, the value of the Company’s investment in Genmab was adjusted to reflect the Company’s share of Genmab’s net loss ($4.7 million) and ($11.6 million), respectively, and an unrealized loss of $14 thousand and an unrealized gain of $2.4 million, respectively, related to foreign exchange translation. During the three and nine month periods ended September 30, 2004, the value of the Company’s investment in Genmab was further adjusted to reflect the Company’s share of Genmab’s net loss ($4.1 million) and ($14.5 million), respectively, and unrealized gains of $0.1 million and $0.6 million, respectively, related to foreign exchange translation. Such foreign exchange translation adjustments are included within accumulated other comprehensive income in the Company’s consolidated balance sheets. The Company’s share of Genmab’s net loss for the three and nine month periods ended September 30, 2003 reflects a reconciliation of revenue recognition between the accounting principles generally accepted in the United States used by the Company and international financial reporting standards used by Genmab in its published financial results. The net loss reported by the Company for these periods is greater than would have been reported if the Company had used the same reporting standards as Genmab.

Summary financial information for Genmab is as follows:

	As of and for the Nine Months Ended September 30
	2003	2004
Current assets	$186,193	$224,331
Non current assets	20,652	13,268
Current liabilities	13,228	15,201
Non current liabilities	4,135	3,496
Revenue	2,104	—
Gross profit	500	—
Net loss	(36,972)	(49,289)

3. Debt Exchange and Cancellation

In January 2004, the Company and certain holders of its 4.50% Convertible Subordinated Notes due 2006 (the “4.50% Notes”) completed an exchange and cancellation of $33.0 million principal amount of the 4.50% Notes, for the issuance of $21.986 million in aggregate principal of a new series of the Company’s 4.25% Convertible Senior Notes due August 15, 2010, in a limited number of transactions. As a result of this exchange and cancellation, the Company’s total convertible debt was reduced by $11.014 million. In addition, the Company recorded a gain on the early extinguishment of debt of approximately $0.3 million for the nine month period ended September 30, 2004 in connection with the exchange and cancellation. Such gain is included within net loss on the extinguishment of debt in the Company’s consolidated statement of operations.

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

6. Debt Repurchase and Cancellation

Concurrent with the private placement described in Note 5, the Company repurchased approximately $65.6 million in aggregate principal amount of its 4.50% Notes for cancellation during the second quarter of 2004. The Company recorded a loss on the early extinguishment of debt of approximately $1.2 million and an additional charge associated with the write-off of the related deferred debt issuance costs of approximately $1.0 million related to this debt repurchase and cancellation.

On July 1, 2004, the Company completed the redemption and cancellation of its remaining outstanding 4.50% Notes. The Company redeemed its remaining approximately $76.4 million aggregate principal amount of 4.50% Notes for approximately $77.7 million plus accrued interest of approximately $1.7 million. The Company recorded a loss on the early extinguishment of debt of approximately $2.4 million in connection with this redemption and cancellation during the three and nine month period ended September 30, 2004.

The total net loss associated with the Company’s repurchase, redemption and cancellation of its 4.50% Notes for the nine month period ended September 30, 2004 was $4.6 million.

7. Acquisition of Ability Biomedical Corporation

On August 5, 2004, the Company completed the acquisition of all of the outstanding capital stock not already owned by the Company of Ability Biomedical Corporation, a privately held Canadian biotechnology company, including Ability Biomedical’s intellectual property related to IP-10, a protein believed to be associated with a variety of immune disorders, including multiple sclerosis, rheumatoid arthritis, inflammatory bowel disease, chronic obstructive pulmonary disease and type I diabetes.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

Under the terms of the share purchase agreement with Ability Biomedical, the Company made cash payments totaling approximately $606 thousand and issued a total of 731,823 shares of its common stock valued at approximately $4.3 million in exchange for all of Ability Biomedical’s issued and outstanding stock not already owned by the Company. During the 60-day period following an issuance of shares of the Company’s common stock to the Ability Biomedical shareholders in connection with the acquisition, certain shareholders sold all of the shares issued to them for an amount less than the amount due to them under the share purchase agreement. In accordance with the share purchase agreement, the Company is required to pay the difference to such shareholders in cash. This difference of approximately $0.1 million is accrued as of September 30, 2004.

Upon achievement of certain development milestones with respect to the Company’s anti-IP-10 antibody program, but no later than September 4, 2007, the Company may be required to pay the former shareholders of Ability Biomedical an additional amount of approximately $3.65 million in cash and/or common stock subject to fluctuations in currency exchange rates. In lieu of such additional payment, the Company also has the option to revert to the original joint collaboration agreement with the former shareholders of Ability Biomedical whereby each party would be responsible for 50% of the costs associated with the anti-IP-10 antibody.

The cost of the acquisition was $5.7 million, of which $0.2 million represented transaction costs. This amount has been allocated as follows:

In-process technology	$5.4
Net assets (primarily cash and cash equivalents)	0.3

$5.7

The $5.4 million of in-process research and development was determined not to be technologically feasible and had no alternative future uses at the time of acquisition.

8. Third Party Agreements

On July 13, 2004, the Company entered into an amendment to Collaboration and License Agreement with Gilead Sciences, Inc. (the successor in interest to NeXstar Pharmaceuticals, Inc.), referred to herein as the Gilead Amendment. Under the terms of the Gilead Amendment, the Company agreed to pay Gilead a total of $8.5 million in eight equal installments of $1.063 million, payable at the Company’s election, in cash, registered shares of its common stock or a combination thereof, in exchange for (i) a reduction of certain future royalty payment obligations, payable by the Company to Gilead, and (ii) an expansion of the scope of certain licenses from Gilead to the Company relating to certain intellectual property rights regarding anti-CTLA-4 products. The first of these payments was paid on August 2, 2004 through the issuance of 185,622 shares of the Company’s common stock to Gilead. The second payment was made on October 1, 2004 in cash. The six remaining payments will be made on a quarterly basis, commencing on January 4, 2005 and ending on April 3, 2006. If the Company decides to make a quarterly installment payment in shares of its common stock, the number of shares of common stock subject to issuance for any installment will be determined by dividing (x) $1.063 million (less any cash paid in connection with the installment) by (y) the average of the closing sales

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

prices of the Company’s common stock for each of the trading days during the five-trading-day period ending on (and including) the trading day that is two trading days immediately prior to the applicable date of issuance as publicly reported by NASDAQ. In the event that, during the 60-day period following the applicable date of issuance of such common stock, Gilead sells all of the shares of the Company’s common stock delivered as part of an installment payment under the Gilead License and the proceeds of such sale are less than $1.063 million (less any cash paid in connection with such installment), the Company must pay the difference to Gilead in cash. If such sale proceeds exceed $1.063 million (less any cash paid in connection with such installment), Gilead must pay the Company 50% of any such excess in cash. In the event that, during any such 60-day period, Gilead does not sell all of the shares of the Company’s common stock comprising the installment, there will be no such adjustment. In August 2004 the Company paid Gilead approximately $0.1 million representing the difference between the proceeds received by Gilead upon the sale of the 185,622 shares of common stock and the initial payment of $1.063 million.

On July 30, 2004, the Company entered into an Assignment and Termination Agreement with Pharma Pacific Pty Ltd. and certain other parties thereto, referred to herein as the Pharma Pacific Agreement. Under the terms of the Pharma Pacific Agreement, the Company agreed to pay Pharma Pacific $1.5 million in exchange for (i) the assignment of certain intellectual property rights to the Company, and (ii) the termination of certain licenses. This payment was made through the issuance of 240,925 shares of the Company’s common stock to Pharma Pacific on August 4, 2004. During the 60-day period following the date of issuance of such common stock, Pharma Pacific sold all of such shares for an amount greater than $1.5 million, and, pursuant to the Agreement, paid the Company 50% of such excess (approximately $0.1 million) in cash.

On September 2, 2004, the Company entered into a license agreement with diaDexus, Inc. referred to herein as the diaDexus Agreement. Under the terms of the diaDexus Agreement, the Company agreed to pay diaDexus $3.0 million for the exclusive right to develop and commercialize therapeutic antibodies for a particular target. The $3.0 million payment was made in cash in September 2004.

9. Collaboration Agreement – Pfizer, Inc.

On September 15, 2004, the Company entered into an amended research and collaboration agreement with Pfizer, Inc., providing for the discovery and development of up to 50 antibody products over ten years. In addition, the Company entered into license agreements with Pfizer providing for the cross-license of certain patents relating to each party’s respective anti-CTLA-4 antibody programs. The Company also entered into a related securities purchase agreement with an affiliate of Pfizer.

Pursuant to these agreements, on September 20, 2004, Pfizer made an initial cash payment to the Company of $80.0 million and purchased, through its wholly owned subsidiary Pfizer Overseas Pharmaceuticals, a total of 4,827,808 unregistered shares of the Company’s common stock at a purchase price equal to $6.21 per share for an aggregate purchase price of $30.0 million. These shares were issued in a private placement pursuant to the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended. The purchase price represented a premium to the market price based on a 10-day trailing average ending September 10, 2004. Pfizer also agreed to a two-year lock-up period with respect to any sales of such stock. In addition, the Company has no future obligation to register such stock.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

The Company accounts for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Arrangements (EITF 00-21). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance, revenue arrangements with multiple deliverables can only be considered as separate units of accounting if: a) the delivered item has value to the customer on a standalone basis, b) there is objective and reliable evidence of the fair value of the undelivered items and c) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition.

The Company has concluded that because the Pfizer collaboration contains multiple deliverables (licenses to technology and research services) EITF 00-21 applies. The Company considers the arrangement with Pfizer to be a single unit of accounting under EITF 00-21 for purposes of recognizing the initial $80.0 million payment.

10. Contingencies

The Company has a contingent commitment to pay $1.0 million to Essex Chemical Corporation (“Essex”) without interest in installments equal to 20% of net after tax earnings of the Company in future years. The Company’s contingent commitment, as amended, to pay up to $1.0 million out of future earnings may be satisfied, at the Company’s option, through the payment of cash or shares of the Company’s common stock having a fair market value equal to the amount owed, provided that such shares are registered with the Securities and Exchange Commission. The Company accrued $0.7 million related to this liability during 2000, and such amount remains accrued at September 30, 2004.

In the ordinary course of business, the Company is at times subject to various legal proceedings. The Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

11. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the fair value of the Company’s marketable securities and the foreign exchange translation of the Company’s equity position in Genmab. The following table sets forth the components of comprehensive loss:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2004	2003	2004
Net loss	$(33,270)	$(55,007)	$(92,018)	$(129,520)
Unrealized loss on securities	(873)	(187)	(67)	(3,776)
Unrealized gain (loss) on foreign exchange	(14)	93	2,375	615

Total comprehensive loss	$(34,157)	$(55,101)	$(89,710)	$(132,681)

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

12. Segment Information

The Company is an integrated monoclonal antibody-based company with antibody discovery, development and manufacturing capabilities. The operations of the Company and its wholly owned subsidiaries constitute one business segment.

Revenue from customers representing 10% or more of total revenues is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Customer	2003	2004	2003	2004
Genmab A/S	58%	32%	46%	36%
Amgen, Inc.	22%	27%	12%	13%
Novartis Pharma AG	1%	14%	9%	13%

No other single customer accounted for more than 10% of the Company’s total revenues for the three and nine month periods ended September 30, 2003 and 2004, respectively.

13.	Subsequent Events

On November 7, 2004, the Company entered into a collaboration and co-promotion agreement and a related securities purchase agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which BMS and the Company will each grant the other certain intellectual property licenses and product rights on a worldwide basis in order to enable the two companies to collaborate in research and development of therapeutic antibody-based products for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by the Company to BMS of a license to commercialize MDX-010, a fully human antibody product developed using the Company’s UltiMAb Human Antibody Development System®, that is antagonistic to cytotoxic T-lymphocyte antigen 4 (CTLA-4). MDX-010 is currently under investigation for the treatment of a broad range of cancers and other diseases. The collaboration also includes the grant by the Company to BMS of a license to MDX-1379, a gp100 peptide vaccine, for use with MDX-010 for the treatment of metastatic melanoma. The United States Food and Drug Administration has granted Fast Track designation for MDX-010 in combination with MDX-1379 for the treatment of previously treated, unresectable Stage III and Stage IV metastatic melanoma, and the Company is currently conducting a Phase III clinical trial with MDX-010 and MDX-1379 combination therapy in Stage III and Stage IV metastatic melanoma patients at multiple sites within the United States.

As part of the collaboration, the two companies have committed to an initial multi-year budget of approximately $192 million to fund their development of MDX-010 as a potential treatment for a broad range of cancers. BMS will be responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of products intended solely for regulatory approval in the United States, and BMS will be fully responsible for all development efforts that relate solely to regulatory approval in Europe and other parts of the world.

Under the terms of the collaboration, the Company could receive up to $205 million from BMS if all regulatory milestones are met, plus up to an additional $275 million in sales-related milestones. The Company will also have the option to co-promote any products in the United States, and, if the Company elects to exercise this option, it will receive 45%, subject to certain adjustments, of any profits from commercial sales. In the event the Company chooses not to exercise its co-promotion rights, BMS will have exclusive commercial rights in the United States and will pay the Company royalties on commercial sales. Outside the United States, BMS will have exclusive commercial rights and will pay the Company royalties on commercial sales.

Pursuant to these agreements, BMS will make an initial cash payment to the Company of $25 million. In addition, BMS will purchase a total of 2,879,223 unregistered shares of the Company’s common stock at a purchase price equal to $8.6829 per share for an aggregate purchase price of $25 million. These shares will be issued in a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The purchase price represents a premium to the market price. BMS has agreed to a two-year lock-up period with respect to any sales of such stock. The Company has no future obligation to register such stock.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

The transaction is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and is also subject to receipt of consent from the U.S. Public Health Service of the sublicense to BMS of the Company’s rights to MDX-1379, as well as other customary conditions.

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

Currently, 20 antibody products derived from our UltiMAb human antibody development technology are in human clinical trials, or have had regulatory applications submitted for such trials. These antibodies are designed to treat a wide range of diseases, such as cancer (including various lymphomas), rheumatoid arthritis and other inflammatory, autoimmune and infectious diseases. Five of these antibody products are fully owned by Medarex and its affiliates: MDX-010 (Phase III and Phase II clinical trials), MDX-060 (Phase II clinical trial), MDX-070 (Phase II clinical trial), MDX-214 (Phase I/II clinical trial) and MDX-1307 (Phase I clinical trial). These fully owned antibody products are being developed for the treatment of various diseases, including cancer, lymphoma and/or HIV. One antibody for Clostridium difficile associated diarrhea (CDAD), MDX-066 (Phase I clinical trial), is being jointly developed with The Massachusetts Biologic Laboratories. Another antibody, for autoimmune disease, MDX-018 (Phase I/II clinical trial), is being jointly developed with our licensing partner, Genmab A/S, and four are being developed separately by Genmab: HuMax™-CD4 (Phase II clinical trials) for cutaneous T-cell lymphoma, HuMax-IL15/AMG 714 (Phase II clinical trial) for rheumatoid arthritis, HuMax-EGFr (Phase I/II clinical trial) for head and neck cancer and HuMax-CD20 (Phase I/II clinical trial) for lymphomas. Additionally, other licensing partners, including Novartis Pharma AG, Eli Lilly and Company, and Centocor, Inc. (a subsidiary of Johnson & Johnson), among others, are developing a total of eight antibody products, for inflammatory and/or autoimmune diseases and cancer that are currently in early clinical trials. Human Genome Sciences has also announced the initiation of a Phase I trial of one anticancer antibody product developed pursuant to a licensing agreement with our partner Kirin. We and our partners also have a number of product candidates in preclinical development. The preceding information regarding the clinical status of antibody products is based on our and our partners’ public disclosure and other publicly available information.

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

We have a history of operating losses and may not achieve profitability. As of September 30, 2004, we had an accumulated deficit of approximately $542.4 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our potential products, invest in research and move forward with our product development. Our commitment of resources to research and the continued development of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional potential products are selected as clinical candidates for further development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our products progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to delay, reduce or eliminate certain of our research and development programs.

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

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities on our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded was approximately 1.5% and 0.8% of total marketable securities as of December 31, 2003 and September 30, 2004, respectively.

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

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in separate line items in our consolidated balance sheet entitled “Investments in IDM” and “Investments in, and advances to, other partners” and were approximately $58.7 million as of September 30, 2004. These securities are carried at original investment cost. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, the management of these companies, financial statements, and other external sources. Specifically, our determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financing and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

Results of Operations

Three months ended September 30, 2003 and 2004

Contract and License Revenues

Contract and license revenues totaled $0.9 million and $2.5 million for the three month periods ended September 30, 2003 and 2004, respectively. Contract and license revenues for the three month period ended September 30, 2004 increased by $1.6 million or 165% as compared to the three month period ended September 30, 2003. This increase relates primarily to increased revenue of $0.5 million from Amgen, Inc., $0.5 million from Novartis Pharma AG and $0.3 million from Pfizer, Inc. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Sales, Contract and License Revenues from Genmab

Sales, contract and license revenues from Genmab were $1.3 million and $1.2 million for the three month periods ended September 30, 2003 and 2004, respectively. Sales, contract and license revenues from Genmab for the three month period ended September 30, 2004 decreased by $0.1 million or 10% as compared to the three month period ended September 30, 2003. This decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in the third quarter of 2004 as compared to the third quarter of 2003.

Research and Development Expenses

Research and development expenses for our products were $24.7 million and $40.6 million for the three month periods ended September 30, 2003 and September 30, 2004, respectively. Research and development expenses for the three month period ended September 30, 2004 increased by $15.9 million, or 64% as compared to the three month period ended September 30, 2003. Historically, due to the relatively small number of our products in clinical trials, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below. Our research costs consist of costs associated with the breeding, care and continued development of our HuMAb-Mouse and KM-Mouse, as well as costs associated with research and testing of our product candidates prior to reaching the preclinical stage. Such research costs primarily include personnel costs, facilities (including depreciation), research supplies, funding of outside research and license and technology access fees. Our product development costs consist of costs of preclinical development (including manufacturing) and conducting and administering clinical trials. Such product development costs also include personnel costs, facilities (including depreciation), supply expense related to antibody manufacturing and clinical trial expenses.

The following table sets forth a breakdown of our research and development expenses by those associated with research and those associated with product development for the periods indicated.

	Three Months Ended September 30,
	2003	2004
Research	$8,871	$24,037
Product Development	15,871	16,546

Total	$24,742	$40,583

Research Costs

Research costs for the three month period ended September 30, 2004 increased by $15.2 million, or 171% as compared to the three month period ended September 30, 2003. The increase in research costs primarily relates to the following:

•	An $8.5 million expense representing a liability to Gilead Sciences, Inc. for the reduction of future royalty obligations relating to certain intellectual property rights regarding anti-CTLA-4 products in 2004 for which no comparable payments were made in 2003. The total consideration of $8.5 million is being paid to Gilead in eight equal installments. The first of these payments was made on August 4, 2004 through the issuance of 185,622 shares of our common stock. As of September 30, 2004, approximately $7.438 million (seven installments) remained due to Gilead under this obligation (see further discussion under the section entitled Other Liquidity Matters).

•	License and technology access fees for the three month period ended September 30, 2004 were $6.5 million, an increase of $6.1 million, or 1353%, as compared to the three month period ended September 30, 2003. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaborations and license agreements. Included in the 2004 cost are payments to diaDexus, Inc., Pharma Pacific Pty Ltd. and other entities for licenses to certain technologies. We expect license fees, including funds paid to certain partners, to increase in the future.

•	Facility costs for the three month period ended September 30, 2004 were $2.2 million, an increase of $0.3 million or 18% as compared to the three month period ended September 30, 2003. The increase in facility costs primarily relates to the substantial investments made in our research facilities in recent years. As a result, depreciation, utilities, maintenance, property taxes and related expenses increased for the three month period ended September 30, 2004, as compared to the three month period ended September 30, 2003. We expect to incur increased facility costs as a result of continued capital expansion, renovations and replacements but at a slower rate.

Product Development Costs

Product development costs for the three month period ended September 30, 2004 increased by $0.7 million, or 4% as compared to the three month period ended September 30, 2003. The increase in product development costs primarily relates to the following:

•	Contract manufacturing costs for the three month period ended September 30, 2004 were $1.5 million, an increase of $1.1 million, or 331%, as compared to the three month period ended September 30, 2003. The increase in contract manufacturing costs primarily represents production and packaging expenses for a Phase III pivotal trial of MDX-010, a fully human antibody product targeting the CTLA-4 receptor with the potential for the treatment of a broad range of cancers, in combination with MDX-1379, which began in the third quarter of 2004.

•	Clinical research fees for the three month period ended September 30, 2004 were $1.1 million, a decrease of $0.7 million, or 37%, as compared to the three month period ended September 30, 2003. The decrease in clinical research fees is primarily the result of the conclusion of certain Phase II clinical trials for MDX-010. Clinical trial costs include clinical investigator site fees, external trial monitoring costs and data accumulation costs. As previously noted, a Phase III pivotal trial for MDX-010 in combination with MDX-1379, began in the third quarter of 2004.

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $5.3 million and $5.7 million for the three month periods ended September 30, 2003 and 2004, respectively. General and administrative expenses increased by $0.4 million for the three month period ended September 30, 2004, or 7%, as compared to the three month period ended September 30, 2003. This increase is primarily attributable to increased personnel costs of $0.2 million and higher travel expenses of $0.1 million. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

Acquisition of In-Process Technology

Acquisition of in-process technology for the three month period ended September 30, 2004, related to our acquisition of all of the outstanding capital stock not already owned by us of Ability Biomedical Corporation, a privately held Canadian biotechnology company, in August 2004. The total cost of the acquisition (including transaction costs), discussed more fully under the section herein entitled “Liquidity and Capital Resources,” was $5.7 million, of which $5.4 million was charged to operations as acquisition of in-process technology in the third quarter of 2004. The $5.4 million of in-process research and development was determined not to be technologically feasible and had no alternative future uses at the time of acquisition.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate represents our share of Genmab’s net loss for the three month periods ended September 30, 2003 and 2004. Genmab is an affiliated company and is accounted for using the equity method of accounting. The recognition of our share of Genmab’s net losses reduces the carrying value, or basis, of our investment in Genmab. On July 6, 2004 Genmab completed an international private placement of 5.6 million shares of its stock. As a result of this private placement, the Company’s ownership percentage of Genmab was reduced from approximately 30.9% to 24.7%. The difference between the Company’s proportionate share of the additional equity raised was approximately $9.7 million and was accounted for in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investment in Common Stock, and Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary increasing the Company’s investment in Genmab and capital in excess of par value.

Equity in net loss of affiliate was $4.7 million and $4.1 million for the three month periods ended September 30, 2003 and 2004, respectively. Equity in net loss of affiliate for the three month period ended September 30, 2004 decreased by $0.6 million, or 12%, as compared to the three month period ended September 30, 2003. This decrease is primarily the result of a decrease in our share of Genmab’s net loss for the three month period ended September 30, 2004 resulting from a decrease in our ownership percentage discussed above.

Interest and Other Income

Interest and other income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and other income was $2.6 million and $2.5 million for the three month periods ended September 30, 2003 and 2004, respectively. Interest and other income for the three month period ended September 30, 2004 decreased by $0.1 million, or 5% as compared to the three month period ended September 30, 2003. The decrease reflects lower returns on our investment portfolio. We anticipate lower interest and other income in the future as we continue to fund our operations and capital expenditures from our cash reserves.

Additional Payments Related to Asset Acquisitions

Additional payments related to asset acquisitions are the result of the terms of various agreements, under which in certain circumstances we were required to pay an amount equal to the difference between (i) the proceeds received by parties from the sale of shares of our common stock delivered as payment of the purchase price of the assets and, (ii) the total amount of the purchase price installment due under the agreements. Additional payments related to asset acquisitions were $0.2 million for the three month period ended September 30, 2004.

Interest Expense

Interest expense was primarily related to interest and amortization of issuance costs on (i) our 4.25% Convertible Senior Notes issued in July 2003, or the 4.25% Notes; and (ii) our 2.25% Convertible Senior Notes issued in May, 2004, or the 2.25% Notes. Interest expense was $3.4 million and $2.5 million for the three month periods ended September 30, 2003 and 2004, respectively. Interest expense for the three month period ended September 30, 2004 decreased by $0.9 million, or 26%, as compared to the three month period ended September 30, 2003, reflecting a decline in interest expense resulting from the repurchase, redemption and cancellation in July 2004 of the remaining portion of our 4.50% Convertible Subordinated Notes which were issued in June 2001, or the 4.50% Notes, offset, in part, by interest expense on the 2.25% Notes. The 4.25% Notes are due in August 2010 and interest is payable semi-annually on February 15 and August 15 of each year. The 2.25% Notes are due in May 2011 and interest is payable semi-annually on May 15 and November 15 of each year. We expect interest expense to decrease in the future as a result of the redemption, repurchase and cancellation of the 4.50% Notes (see further explanation under the section entitled Other Liquidity Matters).

Net Loss on Extinguishment of Debt

In July 2004, we completed the redemption and cancellation of our remaining outstanding $76.4 million aggregate principal amount of our 4.50% Notes for approximately $77.7 million plus accrued interest of $1.7 million. As a result of this redemption and cancellation, we recorded a loss on the early extinguishment of debt of approximately $2.4 million for the three month period ended September 30, 2004.

Nine months ended September 30, 2003 and 2004

Contract and License Revenues

Contract and license revenues totaled $4.6 million and $4.8 million for the nine month periods ended September 30, 2003 and 2004, respectively. Contract and license revenues for the nine month period ended September 30, 2004 increased by $0.2 million or 5% as compared to the nine month period ended September 30, 2003. This increase relates primarily to increased revenue of $0.5 million from Pfizer and $0.5 million from Bristol-Myers Squibb Co. partially offset by lower revenue of $0.6 million from Eli Lilly & Co. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Sales, Contract and License Revenues from Genmab

Sales, contract and license revenues from Genmab were $3.8 million and $2.7 million for the nine month periods ended September 30, 2003 and 2004, respectively. Sales, contract and license revenues from Genmab for the nine month period ended September 30, 2004 decreased by $1.1 million, or 30%, as compared to the nine month period ended September 30, 2003. This decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in the first three quarters of 2004 as compared to the first three quarters of 2003.

Research and Development Expenses

Research and development expenses for our products were $72.0 million and $93.7 million for the nine month periods ended September, 2003 and 2004, respectively. Research and development expenses for the nine month period ended September 30, 2004 increased by $21.7 million, or 30%, as compared to the nine month period ended September 30, 2003. Historically, due to the relatively small number of our products in clinical trials, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below: research and product development and by the types of costs as outlined below. We separate research and development expenditures on the basis of amounts associated with research and amounts associated with product development. Our research costs consist of costs associated with the breeding, care and continued development of our HuMAb-Mouse and KM-Mouse, as well as costs associated with research and testing of our product candidates prior to reaching the preclinical stage. Such research costs primarily include personnel costs, facilities (including depreciation), research supplies, funding of outside research and license and technology access fees. Our product development costs consist of costs of preclinical development (including manufacturing) and conducting and administering clinical trials. Such product development costs also include personnel costs, facilities (including depreciation), supply expense related to antibody manufacturing and clinical trial expenses.

The following table sets forth a breakdown of our research and development expenses by those associated with research and those associated with product development for the periods indicated.

	Nine Months Ended September 30,
	2003	2004
Research	$27,682	$42,070
Product Development	44,336	51,625

Total	$72,018	$93,695

Research Costs

Research costs for the nine month period ended September 30, 2004 increased by $14.4 million, or 52% as compared to the nine month period ended September 30, 2003. The increase in research costs primarily relates to the following:

•	An $8.5 million expense representing a liability to Gilead Sciences, Inc. for the reduction of future royalty obligations relating to certain intellectual property rights regarding anti-CTLA-4 products in 2004 for which no comparable payments were made in 2003. The total consideration of $8.5 million is being paid to Gilead in eight equal installments. The first of these payments was made on August 2, 2004 through the issuance of 185,622 shares of our common stock. As of September 30, 2004, approximately $7.438 million (seven installments) remained due to Gilead under this obligation (see further discussion under the section entitled Other Liquidity Matters).

•	License and technology access fees for the nine month period ended September 30, 2004 were $7.0 million, an increase of $4.4 million, or 168%, as compared to the nine month period ended September 30, 2003. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaborations and license agreements. Included in the 2004 cost are payments to diaDexus, Inc., Pharma Pacific Pty Ltd. and other entities for licenses to certain technologies for which no comparable payments were made in 2003. We expect license fees, including funds paid to certain partners, to increase in the future.

•	Facility costs for the nine month period ended September 30, 2004 were $6.3 million, an increase of $1.0 million or 20% as compared to the nine month period ended September 30, 2003. The increase in facility costs primarily relates to the substantial investments made in our research facilities in recent years. As a result, depreciation, utilities, maintenance, property taxes and related expenses increased for the nine month period ended September 30, 2004, as compared to the nine month period ended September 30, 2003. We expect to incur increased facility costs as a result of continued capital expansion, renovations and replacements but at a slower rate.

Product Development Costs

Product development costs for the nine month period ended September 30, 2004 increased by $7.3 million, or 16% as compared to the nine month period ended September 30, 2003. The increase in product development costs primarily relates to the following:

•	Contract manufacturing costs for the nine month period ended September 30, 2004 were $7.1 million, an increase of $6.0 million, or 585%, as compared to the nine month period ended September 30, 2003. The increase in contract manufacturing costs primarily represents production and packaging expenses for a Phase III pivotal trial of MDX-010 in combination with MDX-1379, which began in the third quarter of 2004.

•	Personnel costs for the nine month period ended September 30, 2004 were $17.3 million, an increase of $1.3 million, or 8%, as compared to the nine month period ended September 30, 2003. The increased personnel costs are a result of the increased staff needed to support higher levels of clinical trial manufacturing activities and more extensive clinical trial activities. Personnel costs primarily include salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase, but at a slower rate, as we continue to increase our product development activities and progress our products through clinical trials.

•	Supply costs for the nine month period ended September 30, 2004 were $3.6 million, a decrease of $1.2 million or 25% as compared to the nine month period ended September 30, 2003. In 2003 we began manufacturing material in anticipation of a Phase III pivotal trial for MDX-010 in combination with MDX-1379, which resulted in increased supply costs. Included in these costs are material and small equipment associated with the manufacture of products for clinical trials. We expect these costs to increase as we continue to expand our product development efforts and increase our clinical trial activities. Such costs in the future may also include payments to third party commercial manufacturers to support the advancement of our clinical pipeline.

We expect product development costs to increase in the future as more of our products enter clinical trials. In addition, we may be obligated to make milestone payments on certain of our products as they progress through the clinical trial process.

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $16.2 million and $17.0 million for the nine month periods ended September 30, 2003 and 2004, respectively. General and administrative expenses increased by $0.8 million, or 5% for the nine month period ended September 30, 2004, as compared to the nine month period ended September 30, 2003. This increase is primarily attributable to increased personnel costs of $0.3 million, higher insurance costs of $0.4 million and increased facility costs of $0.1 million. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

Acquisition of In-Process Technology

Acquisition of in-process technology for the nine month period ended September 30, 2004, related to our acquisition of all of the outstanding capital stock not already owned by us of Ability Biomedical Corporation, a privately held Canadian biotechnology company, in August 2004. The total cost of the acquisition (including transaction costs), discussed more fully under the section herein entitled “Liquidity and Capital Resources,” was $5.7 million, of which $5.4 million was charged to operations as acquisition of in-process technology in the third quarter of 2004. The $5.4 million of in-process research and development was determined not to be technologically feasible and had no alternative future uses at the time of acquisition.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate represents our share of Genmab’s net loss for the nine month periods ended September 30, 2003 and 2004. Genmab is an affiliated company and is accounted for using the equity method of accounting. The recognition of our share of Genmab’s net losses reduces the carrying value, or basis, of our investment in Genmab. On July 6, 2004 Genmab completed an international private placement of 5.6 million shares of its stock. As a result of this private placement, the Company’s ownership percentage of Genmab was reduced from approximately 30.9% to 24.7%. The difference between the Company’s proportionate share of the additional equity raised was approximately $9.7 million and was accounted for in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investment in Common Stock, and Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary increasing the Company’s investment in Genmab and capital in excess of par value.

Equity in net loss of affiliate was $11.6 million and $14.5 million for the nine month periods ended September 30, 2003 and 2004, respectively. Equity in net loss of affiliate for the nine month period ended September 30, 2004 increased by $2.9 million or 25% as compared to the nine month period ended September 30, 2003. This increase reflects an increase in Genmab’s net loss as a result of its expanded research and development efforts offset, in part, by a reduction in our ownership percentage and therefore a reduction of our share of Genmab’s net loss for the three month period ended September 30, 2004.

Interest and Other Income

Interest and other income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and other income was $8.3 million and $8.3 million for the nine month periods ended September 30, 2003 and 2004, respectively. Included in interest and other income for the nine month period ended September 30, 2004 is a gain on the sale of common stock of Protein Design Labs, Inc. of approximately $1.7 million offset by an impairment loss on investments in certain of our partners of $0.3 million. Excluding the impact of this gain and this impairment loss, interest and other income would have decreased by $1.4 million, or 17%, as compared to the nine month period ended September 30, 2003. The decrease reflects lower returns on our investment portfolio. We anticipate lower interest and other income in the future as we continue to fund our operations and capital expenditures from our cash reserves.

Additional Payments Related to Asset Acquisitions

Additional payments related to asset acquisitions are the result of the terms of various agreements, under which in certain circumstances we were required to pay an amount equal to the difference between (i) the proceeds received by parties from the sale of any shares of our common stock delivered as payment of the purchase price of the assets and, (ii) the total amount of the purchase price installment due under the agreements. Additional payments related to asset acquisitions was $0.1 million and $0.2 million for the nine month periods ended September 30, 2003 and 2004, respectively.

Interest Expense

Interest expense was primarily related to interest and amortization of issuance costs on the 4.25% Notes, the 4.50% Notes and the 2.25% Notes. Interest expense was $8.0 million and $10.1 million for the nine month periods ended September 30, 2003 and 2004, respectively. Interest expense for the nine month period ended September 30, 2004 increased by $2.1 million, or 26% as compared to the nine month period ended September 30, 2003, reflecting the addition of interest expense on our 4.25% Notes which were issued in July 2003 and our 2.25% Notes issued in May 2004. The 4.25% Notes are due in August 2010, and interest is payable semi-annually on February 15 and August 15 of each year. The 2.25% Notes are due in May 2011, and interest is payable semi-annually on May 15 and November 15 of each year. We expect interest expense to decrease in the future as a result of the redemption, repurchase and cancellation of the 4.50% Notes (see further explanation under the section entitled Other Liquidity Matters.

Net Loss on Extinguishment of Debt

In connection with a private placement of $150.0 million of 2.25% Notes (see further discussion under the section entitled Liquidity and Capital Resources), we repurchased and redeemed $142.0 million in aggregate principal amount of our 4.50% Notes for cancellation. As a result, we recorded a loss on the early extinguishment of debt of approximately $4.5 million for the nine month period ended September 30, 2004.

In January 2004, we and certain holders of our 4.50% Notes completed, in a limited number of transactions, an exchange and cancellation of $33.0 million in aggregate principal amount of the 4.50% Notes, for the issuance of $21.986 million in aggregate principal of a new series of 4.25% Convertible Senior Notes due August 15, 2010. As a result of this exchange and cancellation, our total convertible debt was reduced by $11.014 million and we recorded a gain of approximately $0.3 million for the nine month period ended September 30, 2004. We calculated the gain in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. EITF 96-19 requires that the gain on the early extinguishment of debt be computed using the fair value of the newly issued convertible debt which, at the time of the debt exchange, was trading at a premium to the principal amount of the 4.50% Notes. We classified the premium associated with the newly issued 4.25% notes of approximately $10.2 million as capital in excess of par value in accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.

Cumulative Effect of a Change in Accounting Principle

Cumulative effect of a change in accounting principle for the nine month period ended September 30, 2003 was $0.8 million. Effective January 1, 2003, we changed our method of accounting for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. Previously, we were not required to recognize amounts related to asset retirement obligations. Under SFAS No. 143, we now recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 resulted in an increase in net property, buildings and equipment of approximately $1.4 million, recognition of an asset retirement obligation liability of approximately $2.2 million and a cumulative effect of a change in accounting principle of approximately $0.8 million.

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

At September 30, 2004, we had approximately $392.5 million in cash, cash equivalents, marketable securities and segregated cash. We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.

Cash Used in Operating Activities

Cash used in operating activities was $68.5 million and $5.0 million for the nine month periods ended September 30, 2003 and 2004, respectively. This reflects a decrease of $63.5 million for the nine month period ended September 30, 2004 as compared to the nine month period ended September 30, 2003. The decrease is primarily due to an increase in deferred revenue resulting from the up-front payment associated with the Pfizer collaboration, offset in part, by higher research and development expenses. The increase in research and development expenses resulted primarily from higher personnel costs, expenses related to our facilities, third-party research and contract manufacturing costs, and the costs of clinical trials. All of these costs were higher as result of our increased clinical trial and product development activities. As previously indicated, revenues can fluctuate significantly since they depend, in large part, on the product development efforts of our partners and licensees.

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

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $7.0 million for the nine month period ended September 30, 2003 compared to net cash used in investing activities of $8.6 million for the nine month period ended September 30, 2004. The overall increase in cash used in investing activities was primarily the result of the following factors:

•	Purchases of marketable securities totaled $121.3 million and $255.5 million for the nine months ended September 30, 2003 and 2004 respectively. The 2003 purchases were made with the net proceeds received from our July 23, 2003 private placement of $125.0 million 4.25% Notes. The 2004 purchases were made with the proceeds received from the Pfizer collaboration ($110.0 million) and the net proceeds ($145.2 million) received from our May 3, 2004 private placement of $150.0 million of 2.25% notes.

•	Sales of marketable securities of $151.3 million and $250.2 million for the nine months ended September 30, 2003 and 2004, respectively. Proceeds from sales of marketable securities in 2004 were primarily used to repurchase our 4.50% Convertible Subordinated Notes as discussed further in the section entitled Other Liquidity Matters.

Cash Provided by Financing Activities

Net cash provided by financing activities was $122.4 million and $30.8 million for the nine month periods ended September 30, 2003 and 2004, respectively. Cash provided by financing activities for the nine month period ended September 30, 2003 resulted from the net proceeds of approximately $121.3 million received from our July 23, 2003 private placement of $125.0 million 4.25% Notes and from the proceeds received from purchases under our Employee Stock Purchase Plan (ESPP) offset, in part, by principal payments on equipment leases. Cash provided by financing activities for the nine month period ended September 30, 2004 resulted primarily from the net proceeds of approximately $145.2 million received from the private placement of $150.0 million of 2.25% notes and proceeds received of $30.0 million from the sale of common stock in connection with the Pfizer collaboration, offset, in part, by cash used of approximately $144.6 million to repurchase our 4.50% notes for cancellation. The private placement of our 2.25% Convertible Senior Notes, the Pfizer collaboration and the repurchase and cancellation of our 4.50% Convertible Subordinated Notes are discussed in further detail the section entitled Other Liquidity Matters.

Other Liquidity Matters

In connection with our merger with Essex Medical Products in 1987, we are committed to pay to Essex Chemical Corporation, or Essex 20% of our net after-tax income until a total of $1.0 million has been paid, contingent upon the occurrence of certain events. As the result of our net income in 2000 we accrued $0.7 million payable to Essex, which remains accrued at September 30, 2004. At our option, this obligation may be satisfied by the payment of shares of our common stock having a fair market value equal to the amount owed, provided such shares are registered for sale with the Securities and Exchange Commission.

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

On July 13, 2004, we entered into an amendment to Collaboration and License Agreement with Gilead Sciences, Inc. (the successor in interest to NeXstar Pharmaceuticals, Inc.), referred to herein as the Gilead Amendment. Under the terms of the Gilead Amendment, we agreed to pay Gilead a total of $8.5 million in eight equal installments of $1,062,500, payable at the our election, in cash, registered shares of our common stock or a combination thereof, in exchange for (i) a reduction of certain future royalty payment obligations, payable by us to Gilead, and (ii) an expansion of the scope of certain licenses from Gilead to us relating to certain intellectual property rights regarding anti-CTLA-4 products. The first of these payments was paid on August 2, 2004 through the issuance of 185,622 shares of our common stock to Gilead. On October 1, 2004, we paid $1,062,500 in cash representing the second payment. The six remaining payments will be made on a quarterly basis, commencing on January 4, 2005 and ending on April 3, 2006. If we decide to make a quarterly installment payment in shares of our common stock, the number of shares of our common stock subject to issuance for any installment will be determined by dividing (x) $1,062,500 (less any cash paid in connection with the installment) by (y) the average of the closing sales prices of our common stock for each of the trading days during the five-trading-day period ending on (and including) the trading day that is two trading days immediately prior to the applicable date of issuance as publicly reported by NASDAQ. In the event that, during the 60-day period following the applicable date of issuance of such common stock, Gilead sells all of the shares of our common stock delivered as part of an installment payment under the Gilead License and the proceeds of such sale are less than $1,062,500 (less any cash paid in connection with such installment), we must pay the difference to Gilead in cash. If such sale proceeds exceed $1,062,500 (less any cash paid in connection with such installment), Gilead must pay us 50% of any such excess in cash. In the event that, during any such 60-day period, Gilead does not sell all of the shares of our common stock comprising the installment, there will be no such adjustment.

On July 30, 2004, we entered into an Assignment and Termination Agreement with Pharma Pacific Pty Ltd. and certain other parties thereto, referred to herein as the Pharma Pacific Agreement. Under the terms of the Pharma Pacific Agreement, we agreed to pay Pharma Pacific $1.5 million in exchange for (i) the assignment of certain intellectual property rights to us, and (ii) the termination of certain licenses. This payment was made through the issuance of 240,925 shares of our common stock to Pharma Pacific on August 4, 2004. During the 60-day period following the date of issuance of such common stock, Pharma Pacific sold all of such shares for an amount greater than $1.5 million, and pursuant to the agreement, paid us 50% of such excess, approximately $0.1 million, in cash.

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

Under the terms of the share purchase agreement with Ability Biomedical, we made cash payments totaling approximately $606 thousand and issued a total of 731,823 shares of our common stock valued at approximately $4.3 million in exchange for all of Ability Biomedical’s issued and outstanding stock. During the 60-day period following an issuance of shares of our common stock to the Ability Biomedical shareholders in connection with the acquisition, certain shareholders sold the shares issued to them for an amount less than the amount due to them under the share purchase agreement. In accordance with the Share Purchase Agreement, we must pay the difference to such shareholders in cash. This difference of approximately $0.1 million has been accrued as of September 30, 2004. Upon the achievement of certain development milestones with respect to our anti-IP-10 antibody program, but no later than September 4, 2007, we may be required to pay Ability Biomedical shareholders an additional amount of approximately $3.68 million in cash and/or common stock, subject to fluctuations in currency exchange rates. In lieu of such additional payment, we also have the option to revert to the original January 2003 joint collaboration agreement with Ability whereby each party would be responsible for 50% of the costs.

On September 15, 2004, we and our wholly owned subsidiary, Genpharm International, Inc., entered into an amended research and collaboration agreement with Pfizer, Inc., providing for the discovery and development of up to 50 antibody products over ten years. In addition, we entered into license agreements with Pfizer providing for the cross-license of certain patents relating to each party’s respective anti-CTLA-4 antibody programs. We also entered into a related securities purchase agreement with an affiliate of Pfizer.

Pursuant to these agreements, on September 20, 2004, Pfizer made an initial cash payment to us of $80 million and purchased, through its wholly owned subsidiary Pfizer Overseas Pharmaceuticals, a total of 4,827,808 unregistered shares of our common stock at a purchase price equal to $6.21 per share for an aggregate purchase price of $30 million. These shares were issued in a private placement pursuant to the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended. The purchase price represented a premium to the market price based on a 10-day trailing average ending September 10, 2004. Pfizer also agreed to a two-year lock-up period with respect to any sales of such stock. In addition, we have no future obligation to register such stock.

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

Through September 30, 2004, we have not made any milestone payments to Kirin although approximately $1.9 million has been accrued as of September 30, 3004 representing a payment due Kirin as a result of the Pfizer collaboration. Based on a total of three products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2005, we may be required to make milestone payments to Kirin aggregating up to approximately $12.75 million with respect to such products, or a maximum of approximately $4.25 million per product. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through September 30, 2004, we have made no milestone payments under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of five products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2005, we may be obligated to make future milestone payments aggregating up to approximately $30.625 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

Recently Issued Accounting Pronouncements

In July 2004, the Emerging Issues Task Force (EITF) ratified Issue 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. Issue 02-14 requires an investor to apply the equity method of accounting when the investor has the ability to exercise significant influence over the operating and financial policies of the investee and has an investment in common stock and/or in-substance common stock. Issue 02-14 is effective for reporting periods beginning after September 15, 2004 (October 1, 2004). We are currently evaluating the impact of adopting Issue 02-14 specifically as it relates to our investment in IDM.

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

Changes in internal controls: There were no changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of our management’s evaluation.

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

Our human antibody technology is a new approach to the generation of antibody-based therapeutic products. Active product candidates employing our human antibody technology are in the early and middle stages of clinical development. Based on public disclosures, regulatory applications, including Investigational New Drug Applications, or INDs, have been submitted to the FDA or comparable foreign authorities, for 20 product candidates derived from our UltiMAb platform. To date, neither we nor our partners have any product candidates employing our human antibody technology that have been approved for sale by the FDA or comparable foreign authorities and/or commercialized. In addition, we are not aware of any commercialized fully human monoclonal antibody therapeutic products that have been generated from any technologies similar to ours. Product candidates employing our human antibody technology may not advance beyond the early or middle stages of product development or demonstrate clinical safety and effectiveness.

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

We have incurred large operating losses and we anticipate that these losses will continue for the foreseeable future. In particular, as of September 30, 2004, we had an accumulated deficit of approximately $542.4 million. Our net losses were $129.3 million and $129.5 million for the year ended December 31, 2003 and the nine month period ended September 30, 2004, respectively. Our losses have resulted principally from:

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

New federal legislation, enacted in December 2003, has added an outpatient prescription drug benefit to Medicare, effective January 2006. In the interim, Congress has established a discount drug card program for Medicare beneficiaries. Both benefits will be provided primarily through private entities, which will attempt to negotiate price concessions from pharmaceutical manufacturers. These negotiations may increase pressures to lower prices. While the new law specifically prohibits the United States government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, some members of Congress are pursuing legislation that would permit the United States government to use its enormous purchasing power to demand discounts from pharmaceutical companies, thereby creating de facto price controls on prescription drugs. In addition, the new law contains triggers for Congressional consideration of cost containment measures for Medicare in the event Medicare cost increases exceed a certain level. These cost containment measures could include some sorts of limitations on prescription drug prices. The new legislation also modified the methodology used for reimbursement of physician administered and certain other drugs already covered under Medicare Part B. This new methodology would likely apply to certain of our products if and when commercialized. Experience with new reimbursement methodology is limited, and could be subject to change in the future. Our results of operations could be materially harmed by the different features of the Medicare prescription drug coverage legislation, by the potential effect of such legislation on amounts that private insurers will pay for our products and by other healthcare reforms that may be enacted or adopted in the future.

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

Our licensing partners generally have the right to terminate our partnerships at any time. Our ability to continue our current partnerships and to enter into additional partnerships is dependent in large part on our ability to successfully demonstrate that our UltiMAb technology is an attractive method of developing fully human antibody therapeutic products. We have generated only a limited number of fully human antibody therapeutic product candidates pursuant to our collaboration agreements. Existing or potential partners may pursue alternative technologies, including those of our competitors, or enter into other transactions that could make a collaboration with us less attractive to them. For example, if an existing partner purchases or is purchased by a company that is one of our competitors, that company could be less willing to continue its collaboration with us. In addition, a company that has a strategy of purchasing companies rather than entering into partnership arrangements might have less incentive to enter into a collaboration agreement with us. Moreover, disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future partner. Lengthy negotiations with potential new partners or disagreements between us and our partners may lead to delays or termination in the research, development or commercialization of product candidates. If we are not able to establish additional partnerships on terms that are favorable to us or if a significant number of our existing partnerships are terminated and we cannot replace them, we may be required to increase our internal product development and commercialization efforts. This would likely:

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

Due to the size of our interest in Genmab, we are currently required to account for our equity interest in Genmab under the equity method of accounting, which provides that we must include a portion of Genmab’s income and losses equal to our percentage equity interest in Genmab in our consolidated financial statements. For the years ended December 31, 2001, 2002 and 2003, our share of Genmab’s losses were approximately $7.3 million, $19.6 million and $15.0 million, respectively. For the nine month period ended September 30, 2004, our share of Genmab’s net loss was $14.5 million.

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

We are exposed to equity price risk on our strategic investments in our publicly-traded partners, including Genmab and Amgen, Inc., and as part of our business strategy, we may choose to make additional similar investments in public companies in the future. As these investments are the result of strategic alliances with our collaborative partners, we typically do not attempt to reduce or eliminate our market exposure of these types of strategic investments. Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments are designated as available-for-sale and are reported at fair value on our consolidated balance sheet. Unrealized holding gains and losses on available-for-sale securities are generally excluded from earnings and reported within other comprehensive income which is a separate component of shareholders’ equity. Under our accounting policy, marketable equity securities are generally considered to be impaired if their fair value is less than our cost basis in such securities for more than six months, or some other period in light of the particular facts and circumstances surrounding the investment. If a decline in the fair value of available-for-sale securities is considered to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. For the year ended December 31, 2002, we recorded impairment charges of approximately $40.5 million (of which approximately $31.0 million related to Genmab) on our strategic investments in publicly traded companies. During the year ended December 31, 2003, no impairment charges were recorded related to the value of our investments in publicly traded companies. For the three and nine month periods ended September 30, 2004, we recorded impairment charges of $0 and $0.2 million, respectively, on investments in partners whose securities are publicly traded. If we deem these investments to be further impaired at the end of any future reporting period, we may incur additional impairment charges on these investments.

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

review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financing and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. For the years ended December 31, 2002 and 2003, we recorded impairment charges of approximately $2.4 million and $1.4 million, respectively, on our investments in privately-held companies. For the three and nine month periods ended September 30, 2004, we recorded impairment charges of $0 and $0.1 million, respectively, on investments in partners whose securities are privately held. Future adverse changes in market conditions or adverse changes in operating results of these companies may also require an impairment charge in the future.

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

We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapeutics. Some of these companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as we and our partners. Also, we compete with companies that offer antibody generation services to other companies that have disease related target antigens. These competitors have specific expertise or technology related to monoclonal antibody development. We compete directly with Abgenix, with respect to the generation of fully human antibodies from transgenic mice. In addition, we have entered into agreements with each of Kirin and Genmab, respectively, that grant these companies licenses to our proprietary transgenic mouse technology platform, enabling them to compete with us in offering antibody generation and development services in certain markets. We have also entered into license agreements with Pfizer, Inc. which enable them to compete with us in the generation and development of antibodies to CTLA-4. Xenerex Biosciences and XTL Biopharmaceutical, Ltd. have developed technology that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies in functionally modified mice. Numerous additional companies are developing therapeutic products comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies that do not involve immunization of animals for creating antibodies comprising human antibody sequences. For example, phage and yeast display technology is being used by companies, such as Cambridge Antibody Technology Group plc, Dyax Corp., Genetastix Corporation and MorphoSys AG to develop therapeutic products comprising human antibody sequences. Companies such as Johnson & Johnson, MedImmune, Inc., Amgen, Biogen Idec, Novartis, Genentech, Inc., Protein Design Labs, Inc., Wyeth, Abbott and Corixa Corporation have generated therapeutic products that are currently on the market and that are derived from recombinant DNA that comprise human antibody components.

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

During the two-year period ended September 30, 2004, the sale prices of our common stock ranged between $3.15 and $11.13. The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these or other factors, including the sale or attempted sale of a large amount of our common stock into the market. Broad market fluctuations may also adversely affect the market price of our common stock.

We have obligations to issue shares of our common stock in the future, which may have a dilutive effect on the shares of our common stock currently outstanding.

As of October 29, 2004, we had 14,306,831 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our stock option plans having a weighted average exercise price of $7.84 per share and we had reserved 1,052,154 shares of common stock for issuance pursuant to future grants of options under our stock option plans. We have filed registration statements on Form S-8 covering all of these shares, other than 500,000 shares of common stock reserved for issuance under our 2004 New Employee Stock Option Plan. We intend to file a registration statement covering these shares prior to the grant of any options under this plan. Except for these unregistered shares, shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

In addition, as of that date, there were 233,269 shares reserved for issuance pursuant to a deferred compensation plan. The shares reserved for the deferred compensation plan will be issued in various amounts over various periods of time during the next three years. We have filed a registration statement on Form S-8 covering those shares. Shares issued pursuant to this plan, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

As of October 29, 2004, we had reserved 1,095,447 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 covering 95,447 of those shares. The remaining 1,000,000 shares have not yet been registered but we intend to file a registration statement covering these shares prior to issuance under this plan. Upon the effectiveness of such registration statement, all shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ National Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of October 29, 2004, we had 21,875,353 shares of common stock reserved for issuance pursuant to the conversion of the approximately $147.0 million aggregate principal amount of our outstanding 4.25% Convertible Senior Notes due August 15, 2010. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or their redemption by us at a conversion rate of 148.8261 shares per each $1,000 principal amount of the notes ($6.72 per share), subject to adjustment.

As of October 29, 2004, we had 10,936,935 shares of common stock reserved for the issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

Future sales of our common stock or other securities could cause the market price of our common stock to decline.

As of October 29, 2004, we had 85,451,840 shares of common stock outstanding, of which 6,278,355 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

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

We have filed a registration statement on Form S-4 to register shares of our common stock having a maximum aggregate offering price of $12.0 million. Such shares are freely tradable without restriction or further registration under the Securities Act. On August 5, 2004 we issued 731,823 shares of such common stock, valued at approximately $4.3 million to satisfy a portion of the purchase price in connection with the acquisition of Ability Biomedical Corporation.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 4.25% Convertible Senior Notes due August 15, 2010. As of October 29, 2004, approximately $147.0 million aggregate principal amount of these notes was outstanding. Upon such change of control event, we are also required to offer to repurchase all of our outstanding 2.25% Convertible Senior Notes due May 11, 2011. As of October 29, 2004, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

MEDAREX, INC. (Registrant)

Date: November 9, 2004	By:	/s/ DONALD L. DRAKEMAN
Donald L. Drakeman President and Chief Executive Officer ( Principal Executive Officer)

Date: November 9, 2004	By:	/s/ CHRISTIAN S. SCHADE
Christian S. Schade Senior Vice President Finance & Administration, Chief Financial Officer (Principal Financial and Accounting Officer)