Form 10-K
period 2004-12-31
MEDAREX INC
filed 2005-03-16
CIK 874255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $540.8 million as of June 30, 2004, based upon the closing sale price on the NASDAQ National Market reported for such date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 5,089,221 shares held by directors, officers and shareholders whose ownership exceeded 5% of the Registrant’s outstanding Common Stock as of June 30, 2004. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the Registrant.

As of February 28, 2005, the registrant had outstanding 110,529,979 shares of Common Stock, $0.01 par value (“Common Stock”), which is registrant’s only class of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2005 (the “Proxy Statement”) are incorporated by reference in Parts II and III of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index.

MEDAREX, INC.
TABLE OF CONTENTS
FORM 10-K

PART I

In this Annual Report, “Medarex” or the “company,” “we,” “us” and “our” refer to Medarex, Inc., and our wholly owned subsidiaries. This Annual Report contains forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” as well as those discussed elsewhere in this Annual Report. Actual events or results may differ materially from those discussed in this Annual Report.

Medarex®, HuMAb-Mouse®, GenPharm®, KM-Mouse®, UltiMAb® and UltiMAb Human Antibody Development System® are registered trademarks of Medarex, Inc. Ultra-Potent Toxin™ is a trademark of Medarex, Inc. All other company names, registered trademarks, trademarks and service marks included in this Annual Report are trademarks, registered trademarks, service marks or trade names of their respective owners.

Item 1.                        Business

Overview

We are a biopharmaceutical company focused on the discovery, development and potential commercialization of fully human antibody-based therapeutic products. We believe that our UltiMAb Human Antibody Development System® enables us to rapidly create and develop such products for a wide range of diseases, including cancer, inflammation, autoimmune disorders and other life-threatening and debilitating diseases.

Currently, 22 antibody products generated from our UltiMAb Human Antibody Development System are in human clinical trials(1). Eight of these products are in Phase II or Phase III clinical trials. The 22 antibodies are designed to treat a wide range of diseases, such as cancer, rheumatoid arthritis and other inflammatory, autoimmune and infectious diseases. The most advanced of these products is MDX-010 (Phase III, Phase II and Phase I clinical trials), which we are developing jointly with Bristol-Myers Squibb Company, or BMS, for the treatment of metastatic melanoma and other cancers. Four of these antibody products are fully owned by Medarex and its affiliates: MDX-060 for lymphomas (Phase II clinical trial), MDX-070 for prostate cancer (Phase II clinical trial), MDX-214 for cancer (Phase I/II clinical trial) and MDX-1307 for genitourinary and breast cancers (Phase I clinical trial). We are developing MDX-066 (Phase I clinical trial) jointly with The Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, or MBL, for the treatment of Clostridium difficile associated diarrhea. Another antibody, MDX-018 (Phase I/II clinical trial), is being jointly developed with Genmab A/S for autoimmune disease, and three additional antibodies are being developed separately by Genmab: HuMax™-CD4 (Phase II clinical trials) for T-cell lymphomas, HuMax-EGFr (Phase I/II clinical trial) for head and neck cancer and HuMax-CD20 (Phase I/II clinical trial) for lymphomas. Genmab and Amgen, Inc. are developing AMG 714 (Phase II clinical trial) for rheumatoid arthritis. Additionally, other licensing partners, including Novartis Pharma AG, Eli Lilly and Company, and Centocor, Inc. (a subsidiary of Johnson & Johnson), are developing a total of ten antibody products, for inflammatory and/or autoimmune diseases and cancer, that are currently in clinical trials. Human Genome Sciences, Inc. has also announced the initiation of a Phase I trial of one anticancer antibody product developed pursuant to a licensing agreement with our partner Kirin Brewery Co., Ltd. We and our partners also have a number of UltiMAb® product candidates in preclinical development.

(1)          Information regarding the clinical status of third-party antibody products is based on publicly available information.

In November 2004, we announced a worldwide collaboration with BMS to develop and commercialize MDX-010, an antibody product targeting the CTLA-4 receptor, that was developed by us using our UltiMAb Human Antibody Development System. The BMS collaboration also includes MDX-1379, an investigational gp100 melanoma peptide vaccine, which will be developed for potential use in combination with MDX-010 in melanoma. MDX-010 in combination with the MDX-1379 tumor vaccine is currently in Phase III clinical development for the treatment of metastatic melanoma under a Special Protocol Assessment, or SPA, agreement with the U.S. Food and Drug Administration, or FDA, and has been granted Fast Track status by the FDA for the treatment of high risk Stage II, Stage III and Stage IV melanoma. We received an initial cash payment from BMS of $50.0 million, of which $25.0 million was for the purchase of our common stock at a small premium to the market price at the time we entered into the collaboration. We and BMS have agreed to jointly continue the investigation and the development of MDX-010 in additional tumor types and have jointly committed to an initial multi-year budget of approximately $192.0 million to fund such development. BMS will be responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the U.S. and Europe, with the remaining 35% of the development costs to be paid by us. The parties will share equally the costs of any clinical trials of products intended solely for regulatory approval in the U.S., and BMS will be fully responsible for all development costs that relate solely to regulatory approval in Europe and other parts of the world. Under the terms of the collaboration, we could receive up to an additional $205.0 million pursuant to the collaboration if all regulatory milestones are met, and up to $275.0 million in sales-related milestones. We will have an option to co-promote and share profits with BMS in the U.S. based on a 45:55 percentage split. BMS will receive an exclusive license to MDX-010 outside of the U.S. and pay us royalties on commercial sales.

In September 2004, we entered into a series of agreements with Pfizer, Inc. The first agreement amended our existing collaborative research and license and royalty agreements with Pfizer to provide for the discovery and development of up to 50 antibody products over ten years. Under this amendment, we have the potential to receive research funding, license fees and milestone payments (if certain development milestones are met), as well as royalties on any commercial sales of the products. The second and third agreements were a sublicense from us to Pfizer and a cross-license of certain patents and patent applications, in each case, solely relating to our respective anti-CTLA-4 antibody programs. Under these licenses, we have the potential to receive milestones and royalty payments based upon commercial sales of any Pfizer anti-CTLA-4 antibody product. In contrast, we have no future payment obligations to Pfizer in connection with any anti-CTLA-4 product we may develop. The fourth agreement was a stock purchase agreement also related to the anti-CTLA-4 programs. Pursuant to certain of these agreements, Pfizer made a total initial cash payment to us of $110.0 million, of which $30.0 million was for the purchase of our common stock at a small premium to market price at the time we entered into the collaboration.

As of March 1, 2005, we have more than 50 partnerships with pharmaceutical and biotechnology companies to jointly develop and commercialize products or to enable other companies to use our proprietary technology in their development of new therapeutic products. These companies include industry leaders such as Abbott Laboratories, Amgen, Centocor, Eli Lilly, Human Genome Sciences, MedImmune, Inc., Novartis, Novo Nordisk A/S and Schering AG.

In addition to our UltiMAb Human Antibody Development System, we have considerable experience in preclinical and clinical development as well as in manufacturing antibodies for clinical trials. Our existing manufacturing facility in Annandale, New Jersey currently has the capacity to undertake multiple antibody projects concurrently for clinical development purposes, meeting our near-term production demands. We have assembled a team of experienced scientific, production, clinical and regulatory personnel to facilitate the discovery and development of antibody-based products for us and for our partners. We intend to add sales and marketing and additional manufacturing capabilities as needed.

Products in Development

The following table summarizes potential therapeutic indications and development stages for our product candidates and those of our partners (based on publicly available information), and is followed by brief descriptions of each specific program:

Phase III and Phase II Product Candidates in Clinical Development

PRODUCT	INDICATION	CLINICAL STATUS	PARTNER
MDX-010 + MDX-1379	Melanoma	Phase III	Co-developing with BMS*
MDX-010	Melanoma, Prostate, Breast, Renal Cell Cancer and Others	Phase II	Co-developing with BMS*
MDX-060	Lymphoma	Phase II	Wholly-owned
MDX-070	Prostate cancer	Phase II	Wholly-owned
CNTO 148	Inflammatory diseases	Phase II	Centocor♦
CNTO 1275	Inflammatory diseases	Phase II	Centocor♦
HuMax-CD4	T-cell lymphomas	Phase II	Genmab‡
AMG 714	Rheumatoid arthritis	Phase II	Genmab (under agreement with Amgen)‡
Amgen Antibody-1	Undisclosed disease	Phase II	Amgen♦
Pfizer CP-675,206	Melanoma and Others	Phase II	Pfizer§

Phase I/II Product Candidates in Clinical Development

PRODUCT	INDICATION	CLINICAL STATUS	PARTNER
MDX-214	Cancer	Phase I/II	Wholly-owned
MDX-018	Inflammatory disease	Phase I/II	Co-developing with Genmab
HuMax-EGFr	Head and neck cancer	Phase I/II	Genmab‡
HuMax-CD20	Lymphoma	Phase I/II	Genmab‡

*                    We have the option to co-promote and share profits in the U.S. We expect to receive milestone payments as these product candidates move toward product approval, and royalties on product sales outside the U.S., should commercialization occur.

♦               We expect to receive milestone payments, as these product candidates move through clinical trials, and royalties on product sales, should commercialization occur.

‡                     We received an equity interest in Genmab in exchange for a license of our proprietary antibody technology. We are not entitled to license fees, milestone payments or royalties from the license of this product candidate.

§                  We expect to receive milestone payments and royalty payments on product sales, should commercialization occur.

Phase I and Selected Preclinical Product Candidates

PRODUCT	INDICATION	CLINICAL STATUS	PARTNER
MDX-1307	Cancer	Phase I	Wholly-owned†
MDX-066	C. difficile	Phase I	Co-developing with MBL
CNTO 95	Cancer	Phase I	Centocor♦
Novartis Antibody-1	Autoimmune disease	Phase I	Novartis Pharma♦
Novartis Antibody-2	Autoimmune disease	Phase I	Novartis Pharma♦
Amgen Antibody-2	Undisclosed disease	Phase I	Amgen♦
Amgen Antibody-3	Undisclosed disease	Phase I	Amgen♦
FG-3019	Idiopathic pulmonary fibrosis; Diabetic nephropathy	Phase I	FibroGen♦
HGS-TR2J	Cancer	Phase I	Kirin Brewery Co., Ltd.§
Lilly Antibody	Undisclosed disease	Phase I	Eli Lilly♦
MDX-1100	Inflammation	Preclinical	Wholly-owned
MDX-1103	Lupus	Preclinical	MedImmune*
MDX-1333	Lupus	Preclinical	MedImmune*
MDX-1303	Anthrax infection	Preclinical	Co-developing with PharmAthene

Phase III and Phase II Product Candidates in Clinical Development

MDX-010 (Anti-CTLA-4 Antibody)*—Melanoma; Prostate Cancer; Breast Cancer; Renal Cell Cancer and Others.   MDX-010 is a fully human antibody that targets an immune receptor known as CTLA-4. This receptor, which is a protein found on the surface of T-cells, has been shown to diminish or down-regulate the immune response to tumors or infectious agents. By using a fully human antibody to block the activity of CTLA-4, we believe that patients’ immune systems may be able to mount a stronger immune response against foreign pathogens and cancers. We initially focused on the use of this antibody for the treatment of melanoma and prostate cancer and have expanded clinical studies into other indications such as breast cancer, renal cell cancer and HIV. We have also expanded the MDX-010 clinical program to include combination studies with chemotherapy, immunotherapy and vaccines. Effective January 2005, we are collaborating with BMS to develop and potentially commercialize MDX-010 for melanoma and additional disease indications. BMS is responsible for all development outside the U.S. and Europe. For a more detailed description of our collaboration with BMS, see the section herein entitled “Our Human Antibody Partnering Business—BMS.”

†                    We are in the process of a possible initial public offering of a portion of the common stock of our wholly-owned subsidiary Celldex Therapeutics, Inc., or Celldex. As part of this transaction, in April 2004, we assigned our rights to this product candidate, including the associated IND, to Celldex. In the event this offering is completed, we will not be entitled to license fees or milestone payments with respect to this product. We may be entitled to receive royalty payments on any commercial sales.

♦               We expect to receive milestone payments, as these product candidates move through clinical trials, and royalties on product sales, should commercialization occur.

§                    We expect to receive royalties on product sales, should commercialization occur.

*                    We have the option to co-promote and share profits in the U.S. We expect to receive milestone payments as these product candidates move toward product approval, and royalties on product sales outside the U.S., should commercialization occur.

We or BMS are currently conducting the following human clinical trials for this product under our collaboration:

Melanoma:   We are conducting a number of clinical studies investigating MDX-010 for the treatment of melanoma. Under a SPA agreement with the FDA, a Phase III trial of MDX-010 in combination with MDX-1379 (a melanoma peptide vaccine based on gp100) commenced enrollment in September 2004. Approximately 750 patients with previously treated Stage III and Stage IV metastatic melanoma are expected to be enrolled in 75-100 centers worldwide. The patients are randomized to receive one of three regimens on a 3:1:1 basis, with 450 patients receiving a MDX-010/MDX-1379 combination, 150 patients receiving MDX-1379 alone and 150 patients receiving MDX-010 alone. All patients receiving MDX-010 will receive a dose of three mg/kg every three weeks for up to four doses. Best objective response rate (complete and partial responses) will be used as the basis for an expected initial Biologics License Application, or BLA, submission. Secondary endpoints of disease progression and survival data will continue to be collected from patients being followed in the Phase III trial. Treatment assignment will be blinded, with oversight by an independent Data Monitoring Committee, or DMC.

We initiated the Phase III clinical trial based on data from a Phase II clinical trial in which 41 patients with metastatic melanoma  were treated with one of two dose regimens of MDX-010 in combination with MDX-1379. As of January 5, 2005, of the 14 patients treated in the high-dose treatment cohort, two patients experienced complete responses ongoing for over 28 months, and one patient experienced a partial response ongoing for over 32 months. Of the 27 patients treated in the low-dose treatment cohort, three patients experienced partial responses, two of which have had ongoing responses of approximately two years. Median survival after diagnosis of metastatic melanoma is six to nine months.

In June 2004, the FDA granted orphan drug designation to MDX-010 for the treatment of high risk Stage II, Stage III and Stage IV melanoma, and in October 2004, granted Fast Track status to the development program for MDX-010 in combination with MDX-1379 for this indication. Orphan drug designation is granted to products that treat rare diseases or conditions that affect fewer than 200,000 people in the U.S. and provides eligibility for a special seven-year period of market exclusivity after marketing approval, potential tax credits for research, grant funding for research and development, possibly reduced filing fees for marketing applications, and assistance with the review of clinical trial protocols. Under the FDA Modernization Act of 1997, designation as a Fast Track product means that the FDA has determined that a new drug or biologic is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet medical needs for such condition, and that the FDA will facilitate and expedite the development and review of the application for the approval of such product.

Multi-dose Studies:   As part of our joint MDX-010 clinical development program with BMS, multiple Phase II studies of MDX-010 in melanoma are underway. These studies are designed to evaluate tumor and immune responses in patients treated with MDX-010 at higher doses.

Prostate Cancer:   An ongoing Phase II prostate cancer trial is designed to study MDX-010 as a single agent and in combination with Taxotere® (docetaxel) and is expected to enroll up to 40 chemotherapy naïve patients with hormone refractory prostate cancer, or HRPC.

Breast Cancer:   An ongoing multi-center, open-label Phase II breast cancer trial is expected to enroll up to 33 patients with metastatic breast cancer. The study is intended to evaluate tumor and immune responses.

Renal Cell Cancer:   A Phase II renal cell cancer clinical trial is underway. The trial is designed to study MDX-010 as a single agent and is expected to enroll up to 103 patients with renal cell cancer.

Other Cancers:   MDX-010 is under investigation for a variety of cancer indications and exploratory clinical studies are also underway for MDX-010 in colorectal cancer, non-Hodgkin’s lymphoma and ovarian cancer.

HIV Viremia:   A multi-center, open-label Phase I clinical trial is underway to enroll up to 18 patients with HIV who have an extensive treatment history but whose virus is no longer suppressed by highly active antiretroviral therapy, or HAART. In the trial, MDX-010 has been found to have a favorable safety profile and to be well-tolerated in patients infected with HIV. This trial was expanded in 2004 to evaluate safety, tolerability and clinical efficacy.

Additional Combination Studies:   As part of our joint MDX-010 clinical development program with BMS, separate clinical trials of MDX-010 in combination with various agents are currently underway. In addition to the Phase III trial of MDX-010 in combination with the MDX-1379 melanoma vaccine, there are Phase II clinical trials of MDX-010 in combination with IL-2 and in combination with DTIC dacarbazine chemotherapy for melanoma. There is also a Phase I clinical trial of MDX-010 in previously vaccinated metastatic melanoma and ovarian cancer patients and a separate Phase I clinical trial of MDX-010 in combination with Cell Genesys’ GVAX® prostate cancer vaccine.

Adverse Events:   Generally, our clinical trials, including our MDX-010 trials, are conducted in patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and in some cases, our product is used in combination with approved therapies that themselves have significant adverse event profiles. The most common events experienced in trials of MDX-010, which were anticipated and consistent with an immune-based mechanism of action due to MDX-010 mediated CTLA-4 blockade, now termed Autoimmune Breakthrough Events (ABEs), were diarrhea, rash, reduced pituitary function, colitis and increased liver enzymes. Other than a very small number of fatalities, which may or may not be attributable to our product candidates, almost all ABEs resolved with treatment.

MDX-060 (Anti-CD30 Antibody)—Lymphoma.   MDX-060 is a fully human antibody that targets CD30, which is a marker for activated lymphocytes and is present on the malignant cells of Hodgkin’s disease, or HD, and anaplastic large cell lymphoma, or ALCL, as well as other CD30-positive cancers. Through its ability to target CD30 expressing tumor cells, we believe that MDX-060 may facilitate the elimination of such cells by the human immune system.

In December 2004, we announced findings from an ongoing Phase I and II clinical trial of MDX-060 in 56 patients with relapsed or refractory HD, ALCL or other CD30-positive lymphomas which indicated that MDX-060 demonstrated clinical activity, including two complete responses and four partial responses. In addition, stable disease was observed in 18 patients. All patients had failed multiple prior treatments and most had failed bone marrow transplantation. One episode of a possible serious drug-related adverse event (elevated liver transaminase levels, grade III) was reported in a patient with a history of Graft versus Host Disease, which resolved with steroid treatment. No maximum tolerated dose has been identified. The Phase II trial has been expanded to further explore the activity profile of MDX-060. In October 2004, the FDA granted orphan drug designation to MDX-060 for the treatment of Hodgkin’s disease.

MDX-070 (Anti-PSMA Antibody)—Prostate Cancer.   MDX-070 is a fully human antibody that targets Prostate Specific Membrane Antigen, or PSMA. PSMA is a cell surface marker that is preferentially expressed on malignant prostate tissues and also on blood vessels in other tumors. In June 2004, we initiated a multi-dose, dose-escalation Phase II clinical study of MDX-070 in patients with hormone refractory prostate cancer, following Phase I clinical trial findings that MDX-070 was well-tolerated.

CNTO 148 (Anti-TNF a Antibody)♦—Inflammatory Diseases.   In September 2002, Centocor reported that it was developing CTNO 148, a high affinity, fully human antibody for inflammatory diseases, including Crohn’s disease, rheumatoid arthritis and uveitis. According to publicly available information, CTNO-148, also known as golimumab, is in full development (Phase II).

♦     We expect to receive milestone payments, as these product candidates move through clinical trials, and royalties on product sales, should commercialization occur.

CNTO 1275 (Anti-IL-12 Antibody)♦—Inflammatory Diseases.   In September 2002, Centocor reported that it was developing CNTO 1275, a high affinity, fully human antibody for the treatment of inflammatory diseases such as moderate to severe psoriasis and multiple sclerosis. According to publicly

HuMax-CD4 (Anti-CD4 Antibody)‡—T-cell Lymphomas.              Genmab is developing HuMax-CD4 (also known as zanolimumab), a fully human antibody that targets the CD4 receptor on cells known as T-cells, which are believed to be involved in promoting autoimmune disease. Genmab has reported that preclinical and clinical studies suggest that an antibody that targets CD4 may be useful for the treatment of cutaneous T-cell lymphomas, or CTCL. In February 2005, Genmab announced updated Phase II duration of response data in CTCL.

In March 2004, Genmab announced that HuMax-CD4 had received Fast Track status by the FDA for patients with CTCL. In April, 2004, HuMax-CD4 was designated an orphan drug for the treatment of CTCL by the European Agency for the Evaluation of Medicinal Products and, in August 2004, by the FDA. Also, in August 2004, Genmab announced the initiation of a Phase II study of HuMax-CD4  in refractory or relapsed non-cutaneous T-cell lymphoma.

AMG 714 (Anti-IL-15 Antibody)‡—Rheumatoid Arthritis.   AMG 714, formerly known as HuMax-IL15, is a fully human antibody being developed under an agreement between Genmab and Amgen against Interleukin-15 (IL-15), an immune system signaling molecule that appears early in the cascade of events that ultimately lead to inflammatory disease. According to Amgen, interim data from Phase II clinical trials for rheumatoid arthritis are suggestive of a clinical effect in this condition. The Phase II trials are expected to be completed in 2005.

Amgen Antibody-1♦—Undisclosed disease.   We are aware of one antibody product candidate derived from our technology being developed by Amgen that is in Phase II clinical trials for an undisclosed indication.

Pfizer CP-675,206 (Anti-CTLA-4 Antibody)§—Melanoma.   Pfizer is developing CP-675,206, a fully human antibody for the treatment of melanoma. Enrollment is currently underway for a Phase II clinical trial. This product candidate was not generated using our UltiMAb technology.

Phase I/II Product Candidates in Clinical Development

MDX-214 (Anti-EGFr/CD89 Antibody)—Cancer.   MDX-214 is a fusion protein consisting of human epidermal growth factor, or EGF, genetically linked to a fully human antibody fragment that targets CD89, a trigger molecule expressed on immune effector cells. Through the use of EGF, the natural ligand to the epidermal growth factor receptor, or EGFr, MDX-214 is believed to have the ability to direct CD89 positive effector cells to EGFr-overexpressing tumor cells, potentially facilitating the interaction of the immune system with the cancer. A Phase I/II clinical trial is underway for the treatment of cancers that overexpress EGFr. The study is expected to enroll up to 48 patients with refractory or relapsed EGFr-expressing cancers, including cancers of the head and neck, breast, colon, prostate, lung and ovary.

♦               We expect to receive milestone payments, as these product candidates move through clinical trials, and royalties on product sales, should commercialization occur.

‡       We received an equity interest in Genmab in exchange for a license of our proprietary antibody technology. We are not entitled to license fees, milestone payments or royalties from the license of this product candidate.

§      We expect to receive milestone payments and royalty payments on product sales, should commercialization occur.

MDX-018 (Anti-inflammatory Antibody)—Inflammatory Disease.   MDX-018, also known as HuMax-Inflam, is a fully human antibody that we are co-developing with Genmab. In December 2004, we and Genmab announced safety and efficacy results from an ongoing Phase I/II European clinical trial of MDX-018 in patients suffering from an undisclosed autoimmune disease. In a pooled analysis of all dose groups after eight weeks, a statistically significant mean reduction in disease activity of 56% was seen. Neither of the serious adverse events reported (one event of syncope and one event of acute myocardial infarction) was determined by the investigator to be related to the antibody.

HuMax-EGFr (Anti-EGFr Antibody)‡—Head,  Neck and Other Cancers.   According to Genmab, HuMax-EGFr, a fully human antibody targeting EGFr, a receptor molecule that has been found in excess on many tumor cells, is under development for the treatment of carcinoma of the head and neck. In December 2004, Genmab reported partial and stable disease data for a Phase I/II clinical trial for the treatment of head and neck cancer with HuMax-EGFr.

HuMax-CD20 (Anti-CD20 Antibody)‡—Lymphoma.   Genmab is developing HuMax-CD20, a fully human antibody targeting CD20, a molecule found on B cells. Two Phase I/II clinical trials using HuMax-CD20 in patients with non-Hodgkin’s lymphoma, or NHL, and chronic lymphocytic leukemia, or CLL, are ongoing. In December 2004, Genmab reported interim complete and partial response data in patients with NHL. Also in December 2004, Genmab announced that this product candidate has been granted Fast Track designation by the FDA for the treatment of CLL and that the FDA had accepted an Investigational New Drug Application, or IND, for a Phase I/II dose escalation trial for HuMax-CD20 in patients with active rheumatoid arthritis who have failed one treatment with one or more disease modifying anti-rheumatic drugs.

Phase I and Selected Preclinical Product Candidates

We and our partners have active early clinical and preclinical development programs that we anticipate may lead to the identification of new antibody product candidates and novel combinations with antibodies currently in development. We expect these development efforts to lead to additional clinical candidates in both the near and long term. Our programs and those of our partners include, among others, the following:

MDX-1307 (Anti-Mannose Receptor/hCG-ß Antibody)†—Colorectal, Pancreatic and/or Bladder Cancers.   MDX-1307 (also known as ßHCG-VAC) is a fusion protein composed of a mannose receptor-specific human antibody conjugated to the beta chain of human chorionic gonadotropin, or ßhCG. This therapeutic cancer vaccine is designed to induce antibody and cytotoxic T-cell responses directed at cancer cells in patients with ßhCG-expressing tumors. In February 2004, the FDA accepted our IND application to initiate a dose-escalation, multi-dose Phase I study. This ongoing study is expected to enroll up to 18 patients with metastatic or locally advanced colorectal, pancreatic or bladder cancers. In September 2004, investigators at the Duke Comprehensive Cancer Center working with us were awarded a two-year $500,000 grant from the Avon Foundation and the National Cancer Institute to initiate a Phase I clinical trial with MDX-1307/ßHCG-VAC for the treatment of breast cancer. We have submitted the protocol for this study to the FDA and expect to begin enrolling patients in 2005.

‡                    We received an equity interest in Genmab in exchange for a license of our proprietary antibody technology. We are not entitled to license fees, milestone payments or royalties from the license of this product candidate.

†                     We are in the process of a possible initial public offering of a portion of the common stock of Celldex. As part of this transaction, in April 2004, we assigned our rights to this product candidate, including the associated IND, to Celldex. In the event this offering is completed, we will not be entitled to license fees or milestone payments with respect to this product. We may be entitled to receive royalty payments on any product sales, should commercialization occur.

MDX-066 (Anti-Toxin A Antibody)—Clostridium difficile Associated Diarrhea.   MDX-066 (also known as CDA-1) is a fully human antibody that we are co-developing with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, or MBL. MDX-066 is designed to target Toxin A, a toxin produced by the bacterium Clostridium difficile, which is associated with a serious and sometimes deadly form of diarrhea called Clostridium difficile associated diarrhea, or CDAD. Preclinical studies suggest that MDX-066 may neutralize the effects of Toxin A, the toxin associated with CDAD. We and MBL have initiated a dose-escalation Phase I trial which is expected to enroll up to 30 healthy volunteers. The participants will be monitored for any adverse side effects, and their blood will be tested to measure the concentration of the antibody in their systems.

CNTO 95 (Anti-integrin receptors Antibody)♦—Cancer.   In December 2003, we announced that Centocor had commenced a dose escalation Phase I trial of CTNO 95, a high affinity, fully human antibody targeting the integrin receptors (avß3 and avß5) that are implicated in tumor-induced angiogenesis. Angiogenesis is the formation of new blood vessels and is believed to play an important role in tumor growth and metastasis.

FG-3019 (Anti-CTGF)♦—Idiopathic Pulmonary Fibrosis and Diabetic Nephropathy.   FibroGen has reported that it has completed a Phase I clinical trial of a fully human antibody therapeutic in patients with idiopathic pulmonary fibrosis and expects to initiate a Phase II clinical trial in 2005. The product candidate is FibroGen’s lead anti-CTGF (connective tissue growth factor) therapeutic antibody, also known as FG-3019. According to publicly available sources, FG-3019 is also in a Phase Ib clinical trial in type 1 and type 2 diabetic patients with early-stage kidney disease.

MDX-1100 (Anti-IP-10 Antibody)—Inflammatory Diseases.   We are developing MDX-1100, a fully human antibody product candidate that targets IP-10 (also known as CXCL10), a chemokine expressed in association with multiple inflammatory disease indications such as rheumatoid arthritis, inflammatory bowel disease and multiple sclerosis. We expect to file an IND application with the FDA in the first half of 2005 for a Phase I trial of MDX-1100 in patients with inflammatory bowel disease. We acquired full rights to MDX-1100 as part of our acquisition of Ability Biomedical Corporation in August 2004.

MDX-1333 and MDX-1103 (Anti-Type 1 IFN Antibodies)*—Systemic Lupus Erythematosus.   MDX-1333 and MDX-1103 are fully human antibodies that target two different components of the Type 1 IFN pathway, which is believed to be involved with systemic lupus erythematosus, or SLE, disease activity. MDX-1333 is an antibody that we believe blocks the receptor of Type 1 IFN, and MDX-1103 is an antibody that we believe blocks multiple Type 1 IFN subtypes. In November 2004, we announced a collaboration with MedImmune, whereby MedImmune will be responsible for continued development of these antibodies. Prior to the initiation of a pivotal trial, we may elect to co-develop and co-promote in return for a profit-share in the U.S. We understand that MedImmune expects to file an IND with respect to these antibodies before the end of 2006.

MDX-1303 (Anti-Anthrax Antibody)—Bacillus anthracis Infection.   MDX-1303, also known as Valortim™, is a fully human antibody in preclinical development that we are co-developing with PharmAthene. MDX-1303 is designed to protect against inhalation anthrax by targeting a protein component of lethal toxins produced by the Bacillus anthracis bacterium known as the anthrax

♦               We expect to receive milestone payments, as these product candidates move through clinical trials, and royalties on product sales, should commercialization occur.

*                    We expect to receive milestone payments as these products move toward product approval, and royalties on product sales outside the U.S., should commercialization occur.

protective antigen. In preclinical studies, MDX-1303 both protected against infection, and, when administered some time after exposure, it induced recovery and survival in animals exposed to lethal doses of inhalation anthrax spores. An IND application could be submitted as early as 2005 to commence a Phase I dose escalation clinical trial evaluating the safety, tolerability and pharmacokinetics of MDX-1303 in healthy adults. In 2004, we received two grants from a division of the National Institutes of Health, or NIH, for up to $7.2 million over three years to support our research and development of MDX-1303.

Other Product Candidates.   We are aware of a number of other antibody product candidates derived from our UltiMab technology for which our partners have commenced Phase I clinical trials, including two Novartis antibodies for the treatment of autoimmune disease, two Amgen antibodies for undisclosed indications, an anti-TRAIL-R2 antibody (HGS-TR2J) being developed by Human Genome Sciences pursuant to a license with Kirin, and Eli Lilly’s antibody for an undisclosed indication. No additional information has been made public regarding any of these Phase I clinical trials.

In April 2003, we and Diatos SA entered into an agreement in which Diatos licensed from us the exclusive European rights to develop and commercialize a potential new cancer treatment, Super-Leu-Dox. This product consists of doxorubicin conjugated to a proprietary prodrug peptide. Preclinical studies have suggested that when prodrug molecules reach the vicinity of a tumor, the peptide is cleaved off by enzymes that are released by the cancer cells, freeing the cytotoxic compounds. The unconjugated compound is believed to then act as an anti-cancer agent, exerting its cytotoxic effects locally on the cancer cells.

Our Human Antibody Partnering Business

As of March 1, 2005, we have more than 50 partnerships with pharmaceutical and biotechnology companies to jointly develop and commercialize products or to enable other companies to use our UltiMab Human Antibody Development System in their development and commercialization of new therapeutic and, in some cases, diagnostic products. We expect that a significant portion of our operating revenues over the next few years will come from licensing fees and milestone payments from our existing and future partners.

BMS

In November 2004, we announced a collaboration and co-promotion agreement and a related securities purchase agreement with BMS. This collaboration became effective in January 2005. Under the terms of the collaboration, we and BMS have each granted the other certain intellectual property licenses and product rights on a worldwide basis in order to enable us to collaborate in research and development of certain therapeutic antibody-based products for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by us to BMS of a license to commercialize MDX-010, a fully human antibody product candidate developed using our UltiMAb Human Antibody Development System, that is antagonistic to cytotoxic T-lymphocyte antigen 4 (CTLA-4). MDX-010 is currently under investigation for the treatment of a broad range of cancers and other diseases. The collaboration also includes the grant by us to BMS of a sub-license to MDX-1379, a gp100 melanoma peptide vaccine licensed by us from the U.S. Public Health Service, for use with MDX-010 for the treatment of metastatic melanoma. The FDA has granted orphan drug designation for MDX-010 for the treatment of Stage IIc, Stage III and Stage IV melanoma, and we and BMS are currently conducting a Phase III clinical trial with MDX-010 and MDX-1379 combination therapy in Stage III and Stage IV metastatic melanoma patients, under a SPA agreement with the FDA, at multiple sites within the U.S. This program has been granted Fast Track status by the FDA.

As part of the collaboration, we and BMS have committed to an initial multi-year budget of approximately $192.0 million to fund the development of MDX-010 as a potential treatment for a broad range of cancers. BMS will be responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the U.S. and Europe, with the remaining 35% to be paid by us. The parties will share equally the costs of any clinical trials of products intended solely for regulatory approval in the U.S., and BMS will be fully responsible for all development costs that relate solely to regulatory approval in Europe and other parts of the world.

Under the terms of the collaboration, we could receive up to $205.0 million from BMS if all regulatory milestones are met, plus up to an additional $275.0 million in sales-related milestones. We will also have the option to co-promote any products in the U.S., and, if we elect to exercise this option and have participated in the funding of the applicable Phase III clinical trial(s), we will receive 45% of any profits from commercial sales. In the event we choose not to exercise our co-promotion rights, BMS will have exclusive commercial rights in the U.S. and will pay us royalties on commercial sales. Outside the U.S., BMS will have exclusive commercial rights and will pay us royalties on commercial sales.

Pursuant to these agreements, BMS made an initial cash payment to us on January 21, 2005 of $25.0 million. In addition, BMS purchased a total of 2,879,223 unregistered shares of our common stock at a purchase price equal to $8.6829 per share for an aggregate purchase price of $25.0 million. These shares were issued in a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The purchase price represented a small premium to the market price on the date we entered into the collaboration. BMS has agreed to a two-year lock-up period with respect to any sales of such stock. We have no future obligation to register such stock.

Unless terminated earlier, the BMS collaboration will continue for as long as development and/or commercialization of any collaborative products continue. BMS, however, may terminate the collaboration on a country-by-country basis at any time and, under certain conditions, on a product-by-product basis, resulting in the return of all rights to us with respect to such country and/or product. In addition, BMS may terminate our co-promotion rights in the U.S. in the event that we fail to satisfy certain performance criteria. We may terminate the BMS collaboration in the event of certain specified material breaches by BMS (in which case product rights would revert to us), and we may terminate BMS’s co-promotion rights in the event that BMS fails to satisfy certain performance criteria.

MedImmune

In November 2004, we entered into a collaboration with MedImmune to develop antibodies targeting interferon-alpha and the Type I interferon receptor 1. The collaboration will initially focus on two fully human antibodies, MDX-1103 and MDX-1333, that are currently in preclinical development by us for the treatment of autoimmune diseases, such as systemic lupus erythematosus, SLE, or lupus. We understand that MedImmune expects to file INDs on these two antibodies with the FDA before the end of 2006.

Under the terms of the collaboration with MedImmune, we received an upfront payment of $15.0 million and will receive potential milestone payments for product candidates placed into clinical development. MedImmune will be fully responsible for all development costs up to the point of initiating pivotal trials of any product candidates. At that point, we have a choice for each potential product candidate. We can elect to enter into a profit sharing arrangement in the U.S. If we choose profit sharing, we will pay our proportionate share of the future development costs and reimburse MedImmune for a proportionate share of MedImmune’s previous development costs plus interest. If we elect to enter into the profit sharing arrangement, we will also have the option to enter into a co-promotion relationship with MedImmune in the U.S. In the alternative, we can elect to forego any further funding for the product candidates and MedImmune will be fully responsible for all costs of development and commercialization. In that case, we will be entitled to milestone payments and substantial royalties on any sales in the U.S.

Regardless of what we elect to do with respect to the U.S. market, in the rest of the world we are entitled to milestone payments and royalties on any product sales.

Our Collaborative Partnerships

We have continued to increase our access to novel therapeutic targets by establishing collaborations with other companies and institutions that have identified potential therapeutic targets or have created platforms for the identification of such targets. We actively seek opportunities to in-license and/or acquire such targets and intend to develop novel therapeutic products by producing fully human antibodies that interact with such targets. As of March 1, 2005, we had agreements with more than 25 collaborators with whom we plan to jointly develop and commercialize human antibody products. Typically, a collaborator will provide one or more target antigen(s), and we will generate and develop antibodies against the antigen(s) using our UltiMAb Human Antibody Development System. We and our collaborators typically agree to share equally the costs of clinical development and manufacturing as well as revenues, expenses and profits associated with any products arising under the collaboration. We believe this allows us to participate in the research and development of substantially more potential candidates than we could develop on our own if we bore the entire cost of development.

Our Licensing Partnerships

Our licensing partners typically obtain licenses to one or more of our antibody generating technologies which allow these partners to develop and commercialize antibody-based products using our technology. We could receive license fees, milestone payments and royalties on product sales in connection with each of these products. Under these licenses, there is usually an initial period during which our licensing partner may elect to enter into a research license for antibodies to a particular designated target. Subsequently, our partner may elect to obtain a commercial license for one or more specific monoclonal antibodies. In some cases, once a partner has obtained a commercial license for monoclonal antibodies to a given target, we can no longer license our human antibody technology to a different company for that particular target. As of March 1, 2005, we had more than 20 licensing partnerships with partners including industry leaders such as Amgen, Centocor, Pfizer, Eli Lilly, Human Genome Sciences, Abbott Laboratories, Novartis, Novo Nordisk and Schering AG.

The financial terms of our licensing partnerships typically include license fees and a series of milestone payments commencing upon initiation of clinical trials and continuing through to commercialization. These fees and milestones may total up to $7.0 to $10.0 million per antibody if the antibody receives approval from the FDA and equivalent foreign agencies. A licensing partnership may involve multiple antibodies. Under these partnerships, we will also receive royalties on any product sales. In some cases, our partners reimburse us for research and development activities we conduct on their behalf. Generally, under the terms of these agreements, our partners are responsible for all costs of product development, manufacturing and commercialization of any products.

In September 2004, we entered into a series of agreements with Pfizer. The first agreement, or the Pfizer Amendment, amended our existing collaborative research and license and royalty agreements with Pfizer to provide for the discovery and development of up to 50 antibody products over ten years. The second and third agreements were a sublicense by us to Pfizer and a cross-license, or together, the Pfizer Licenses, of certain patents and patent applications solely relating to our respective anti-CTLA-4 antibody programs. The fourth agreement was a stock purchase agreement also related to the anti-CTLA-4 programs. Pursuant to certain of these agreements, Pfizer made a total initial cash payment to us of $80.0 million and purchased, through its wholly-owned subsidiary Pfizer Overseas Pharmaceuticals, a total of 4,827,808 unregistered shares of our common stock at a purchase price equal to $6.21 per share for an aggregate purchase price of $30.0 million at a small premium to market price at the time we entered into the collaboration. The shares were issued in a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Pfizer also agreed to a two-year lock-up period with respect to any sales of such stock. In addition, we have no future obligation to register such stock.

Under the Pfizer Amendment, we expect to use our UltiMAb Human Antibody Development System to generate product candidates to disease-associated targets identified by Pfizer. We will receive standard market rates for performing these antibody-making services. The product candidates generated by the collaboration will then be transferred to Pfizer, which will be fully responsible for the worldwide development and commercialization of such product candidates, including the payment of all costs and expenses related thereto. We have no future payment obligations relating to the development and commercialization of these product candidates. We have the potential to receive research funding, license fees and milestone payments (if certain development milestones are met), as well as royalties on any commercial sales of the products.

We and Pfizer have retained all rights to our respective separate anti-CTLA-4 products. Pursuant to the Pfizer Licenses, which are non-exclusive, we have the potential to receive milestones and royalty payments based upon commercial sales of any Pfizer anti-CTLA-4 antibody product. In contrast, we have no future payment obligations to Pfizer in connection with any anti-CTLA-4 product we may develop. Both we and Pfizer are independently pursuing the clinical testing of antibodies to CTLA-4, including our MDX-010 and Pfizer’s CP-675,206, which was not generated using our UltiMab technology.

Kirin and Other Technology Licenses

Effective September 4, 2002, we entered into a collaboration and license agreement with Kirin, which provides for us to exchange with Kirin certain cross-licenses for each other’s technology for the development and commercialization of human antibody products. Pursuant to a letter of intent that was superceded by the collaboration and license agreement, we and Kirin developed the KM-Mouse, a unique crossbred mouse which combines the traits of our HuMAb-Mouse with Kirin’s TC Mouse™. Under the collaboration and license agreement, we are exchanging cross-licenses with Kirin with respect to the KM-Mouse and other antibody-generating mice. In addition, certain of the cross-licenses granted under the collaboration and license agreement are subject to license, milestone and royalty payments by one party to the other. We are aware of one anti-TRAIL-R2 antibody (HGS-TR2J), currently in Phase I clinical trials, which is being developed by HGS pursuant to a license with Kirin. We expect to receive royalties on sales of this product, should commercialization occur.

Through December 31, 2004, we had not made any milestone payments to Kirin, although approximately $1.9 million has been accrued as of December 31, 2004 representing a payment due Kirin as a result of our collaboration with Pfizer, and had made licensing and other payments of approximately $0.5 million. Based on a total of two products we are developing which use or we believe may use Kirin technology and that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2006, we may be required to make milestone payments to Kirin aggregating up to approximately $8.5 million with respect to such products, or a maximum of approximately $4.25 million per product. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

•       whether or not a decision is made to request a license from Kirin;

•       the type of license requested (research or commercial);

•       the success and timing of development efforts and clinical trials of product candidates covered by any such licenses;

•       the type of product developed (payment obligations differ depending on whether a product is an ex vivo therapeutic, in vivo therapeutic, research reagent or diagnostic); and

•       other financial provisions of the Kirin agreement that provide for variations in fee levels and netting of certain payments over specified periods of time that may impact the total amount potentially payable to Kirin for any particular license fee or milestone payment.

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

In addition to our collaboration with Kirin, we have entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that become due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through December 31, 2004, we had made milestone payments of approximately $0.3 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of five products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2006, we may be obligated to make future milestone payments aggregating up to approximately $22.5 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

Significant Partner Revenue

Revenue from partners representing 10% or more of total revenues for the years ended December 31, 2002, 2003 and 2004 is as follows:

Partner	2002	2003	2004
Genmab	37%	48%	26%
Pfizer	—	—	20%
Amgen	3%	15%	8%
Lilly	11%	7%	6%
IDM	36%	—	—

Further information regarding revenues from partners is included in Notes 10 through 12 to the Consolidated Financial Statements.

Strategic Investments

Genmab

In February 1999, we and a group of unrelated third party investors formed Genmab, a Danish biotechnology company, to develop and commercialize a portfolio of fully human antibodies derived from our HuMAb-Mouse technology. Initially, the investor group invested approximately DKK 35.4 million or $5.3 million (based on the then current exchange rate of $1.00 = DKK 6.73), and received approximately 44% of Genmab’s share capital. At the same time, we contributed a license to our human antibody technology for producing antibodies to particular targets in exchange for comparable consideration of approximately 44% of Genmab’s share capital. During Genmab’s initial 12 months of operation, the investor group invested an additional DKK 49.0 million or $7.0 million (based on the then current exchange rate of $1.00 = DKK 6.99) for additional equity in Genmab. In connection therewith, we expanded our license to provide Genmab with broader rights to our human antibody technology in exchange for further equity, thereby maintaining our level of ownership in Genmab’s share capital. Specifically, in exchange for equity, we granted Genmab 16 fully paid-up commercial licenses for antibody products. In addition, in May 2000, Genmab completed a private placement in which it received approximately DKK 321.0 million or $38.4 million (based on the then current exchange rate of $1.00 = DKK 8.35) from the original investor group and additional new investors. In connection therewith, we made an additional cash investment of $18.0 million in order to maintain our approximate 44% ownership interest in Genmab. In August 2000, we received additional equity in connection with the Genomics Agreement (as described below) valued at $2.0 million (based upon the recently completed private placement), representing payment for the first year which increased our equity interest in Genmab to approximately 45%.

In August 2000, we entered into a binding memorandum of understanding, or the Genomics Agreement, with Genmab, pursuant to which we granted Genmab rights to make available our transgenic mouse technologies for multi-target (five or more targets) genomics partnerships to certain pharmaceutical and biotechnology companies whose headquarters are located in Europe. Under the terms of the Genomics Agreement, Genmab may make available our human antibody technology (a) for large multi-target (five or more targets) partnerships to any Europe-based company except for: (i) certain Medarex partners, including Novartis, Merck KGaA, Schering, Aventis Behring, Immuno-Design Molecules S/A, or IDM, and Scil Biomedicals GmbH; and (ii) any European based pharmaceutical company with worldwide revenues in excess of $1 billion in 1999, provided, however, that Genmab may make available our human antibody technology to Sanofi/Synthélabo and Boehringer Ingelheim, and (b) for non-large multi-target (less than five targets) partnerships, to any company worldwide. We also have the right to participate in Genmab’s large multi-target (five or more targets) partnerships, thereby sharing in certain costs and commercial benefits. We retain all rights to make available our technology to companies headquartered outside of Europe and to all companies for non-large multi-target (less than five targets) partnerships in Europe. Certain license fees, milestones and royalties due to us under our previously existing agreement with Genmab were reduced. The Genomics Agreement also provides that, under certain circumstances, we must negotiate in good faith to manufacture antibodies for Genmab’s partnerships. Finally, the Genomics Agreement grants Genmab certain rights to access technologies acquired by us from each of Biosite Incorporated and Kirin, respectively.

The Genomics Agreement has an initial term of five years with a right exercisable by Genmab to extend the term for an additional two years. For each year of the agreement and during the term of any extension, we will receive $2.0 million per year from Genmab. At Genmab’s option, these amounts may be paid in either cash or capital stock. During each of the years ended December 31, 2002, 2003 and 2004, the

Company recognized $2.0 million of revenue from this agreement. The initial term of this agreement expires in August 2005.

In October 2000, Genmab became a publicly listed company on the Copenhagen Stock Exchange. As a result of raising the equivalent of $187.0 million (based on the then current exchange rate) and subsequent investments in Genmab by other parties, our ownership interest in Genmab decreased to approximately 32%. In July 2004, Genmab completed a private placement of 5.6 million shares of its stock, resulting in a further reduction in our ownership interest. As of December 31, 2004, our ownership interest in Genmab was approximately 24.7%. We currently account for our investment in Genmab under the equity method of accounting.

IDM

During the second half of the 1990s, the focus of our business shifted from humanized and murine monoclonal antibody-based products to fully human antibody development. As a result, in July 2000, we entered into an agreement with Immuno-Design Molecules, S.A., or IDM, whereby we licensed to IDM certain of our humanized and murine antibodies in exchange for equity units in IDM. Under the agreement, IDM acquired worldwide rights to the use of our MDX-210 anti-HER-2 product in connection with cell therapy. IDM also acquired the right to receive royalty payments from third party sales of MDX-210 in Europe, outside the field of cell therapy. Additionally, IDM acquired certain rights in all fields to additional products which we are not actively developing at this time.

As a result of this transaction, we recorded a gain from the transfer of this technology of approximately $40.5 million (based upon an independent valuation) as non-cash contract revenue over a two year period ending in September 2002 for financial reporting purposes (see Note 12 to the Consolidated Financial Statements). In October 2000, we participated in a private placement of equity interests in IDM and purchased additional equity of approximately $5.2 million. Our current equity position in IDM is approximately 8%. In the event that we exercise certain warrants held by us to purchase convertible or redeemable bonds of IDM and such bonds are converted or redeemed, our equity position in IDM would be approximately 23%, based on the shares of IDM currently outstanding. These warrants are exercisable between September 2002 and September 2010, and such bonds may be converted or redeemed within six months of such exercise.

Celldex

We are in the process of a possible initial public offering of a portion of the common stock of our wholly-owned subsidiary Celldex Therapeutics, Inc. As part of this transaction, we have assigned or licensed to Celldex certain intellectual property related to our vaccine technology, including the rights to MDX-1307, one of our product candidates for the treatment of cancer, as well as the IND associated with this product which became effective in February 2004. If the offering is completed, we anticipate that we will continue to hold approximately 70% of the outstanding shares of common stock of Celldex. We cannot assure you that this transaction will be consummated.

In January 2005, Celldex entered into an asset purchase agreement to acquire substantially all of the assets of Alteris Therapeutics, Inc., a Pennsylvania based private biotechnology company. Through its strategic acquisition of the Alteris assets, Celldex will acquire the following assets:

•       An exclusive worldwide non-royalty bearing, fully paid-up license to the patents covering a validated proprietary cancer antigen EGFRvIII for use in vaccine and immunization approaches to prevent, inhibit and treat tumor formation and progression;

•       The exclusive rights to commercialize ALT-110, a therapeutic cancer vaccine based on the EGFRvIII cancer antigen that is currently being studied by a number of academic institutions in an investigator-initiated Phase II clinical trial for brain cancer and an investigator-initiated Phase I clinical trial for various other cancers; and

•       An exclusive worldwide fee and royalty bearing license to the patent applications covering the Rapid Identification of Alternative Splicing system, or RIAS, a target discovery platform technology.

The acquisition of the Alteris assets is subject to the completion of Celldex’s initial public offering and certain other standard closing conditions. A majority of the Alteris stockholders have agreed to vote in favor of the acquisition, subject to their fiduciary obligations.

Our Human Antibody Technology

The UltiMAb Technology Platform

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

Our solution to making antibodies with fully human protein sequences is to use transgenic strains of mice in which mouse antibody gene expression is suppressed and effectively replaced with human antibody gene expression. Because our mice contain genes encoding human antibodies, we believe the antibodies we generate are more likely to have favorable safety profiles and be eliminated less rapidly from the human body, potentially reducing the frequency and amount of dosing required to affect disease targets. Additionally, our fully human antibodies do not require any humanization, a process that at times has proven to be challenging and time consuming, and can result in antibodies with lowered binding affinities for their respective targets. Our human antibody technology includes (i) our HuMAb-Mouse technology, (ii) Kirin’s TC Mouse technology, and (iii) the KM-Mouse technology, a crossbred mouse that combines the characteristics of our HuMAb-Mouse with those of the TC Mouse. In total these technologies constitute our UltiMAb Human Antibody Development System.

Our HuMAb-Mouse technology refers to transgenic mice in which the mouse genes for creating antibodies have been disrupted and functionally replaced by human antibody genes. Our HuMAb-Mouse transgenic strains contain key gene sequences from unrearranged human antibody genes that code for both the heavy and light chains of human antibodies. Because genes determine what proteins are made, our transgenic mice make human antibody proteins. We have thus created mice that have the ability to make fully human monoclonal antibodies. This result avoids the need to humanize murine monoclonal antibodies, and because the human genes in our HuMAb-Mouse are stable, they are passed on to offspring of the mice. Mice can, therefore, be bred indefinitely at relatively low cost and without additional genetic engineering. Our HuMAb-Mouse can generate fully human antibodies with affinities in the picomolar range, as high as 1012.

Through our collaboration with Kirin, we have access to the Kirin TC Mouse, which contains complete sets of the variable and constant genes found in the corresponding natural human immunoglobulin loci, including all heavy chain classes that encode all isotypes (IgG1-4, IgA1-2, IgD, IgM and IgE). The TC Mouse also has the ability to make fully human monoclonal antibodies. Together with Kirin, we have developed the KM-Mouse, a crossbred mouse that combines the characteristics of our HuMAb-Mouse with those of Kirin’s TC Mouse, retaining the capability to produce all human antibody isotypes with an immune response we believe previously unseen in any human antibody producing mouse system.

To further enhance our ability to create products from genomics research, we have also coupled the UltiMAb Human Antibody Development System with other technologies, such as our proprietary toxin technology for creating antibody toxin conjugates, some of which we acquired from Corixa Corporation in 2002. Our toxin program includes small molecules known as duocarmycins, which have been designed to overcome multi-drug resistance. We believe this program provides us with a platform for generating cytotoxic drugs that specifically target various cancers.

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

•       High Affinity Antibodies.   Our human antibody technology takes advantage of the human body’s natural affinity maturation process (whereby antibodies evolve over time to have higher affinity to targets), creating antibodies that can have affinities up to 1,000 times higher than the chimeric or humanized antibodies now approved for sale in the U.S.. Our high affinity antibodies have been generated against a wide range of target antigens. Our human antibodies are produced without the need for any subsequent engineering to make them more human—a process that at times has proven to be challenging and time consuming. Thus, we reduce the risk that an antibody’s structure and function will be altered between the time of the selection of the initial antibody and the time the final version of the antibody is placed into production.

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

Our antibody generation resources include highly trained teams of scientists in our research facilities located in Milpitas and Sunnyvale, California, as well as in Annandale and Bloomsbury, New Jersey, that work with our UltiMAb Human Antibody Development System to generate antibodies for our own development and for our partners. These scientists are experienced in molecular biology, protein chemistry, animal biology, pharmacology, toxicology and process science/formulation. Other development resources include in-house medical professionals with product development expertise in oncology, infectious diseases, rheumatology, immunology and pulmonology, and consulting arrangements with leading academic researchers.

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

Our Bloomsbury, New Jersey, research and development facility is situated on approximately 135 acres of land and currently contains space for approximately 165,000 square feet of laboratory and office space. We completed a renovation of these facilities in 2004 and currently use approximately 100,000 square feet in these facilities, accommodating approximately 225 employees engaged in antibody research, development and manufacturing.

We lease approximately 45,000 square feet of laboratory, clinical trial production and office space in Annandale, New Jersey, where we manufacture antibody products for use in clinical development and clinical trials conducted by us and by certain of our partners. Our Annandale facility currently has the capacity to develop up to 15 new antibody projects per year and operates in all respects in accordance with current good manufacturing practices, or cGMP, regulatory requirements for the manufacturing of clinical trial materials. We believe that our existing facility in Annandale is adequate for the production of materials for clinical trials of our products and for providing the support we offer to our partners in connection with our human antibody technology in the near-term. We are currently negotiating with third-party manufacturers to establish clinical and commercial supply contracts necessary for our future production requirements. In September 2003, we entered into a clinical supply agreement with Lonza Group Ltd. with respect to MDX-010 and MDX-060, and, together with our partner BMS, we are pursuing ongoing discussions with respect to terms of a commercial supply agreement for MDX-010. We do not currently have the capability to manufacture our products under development in large commercial quantities and have no experience in commercial-scale manufacturing.

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

Currently, we hold a total of 60 issued patents in the U.S., and over 140 issued patents in foreign countries with respect to our HuMAb-Mouse technology and products, our bispecific molecule technology and products, and to our other technology and products.

Of these, 16 of our issued patents and allowed patent applications in the U.S. and 26 of our issued patents in foreign countries, including European countries, Japan, Korea, New Zealand and Australia, among others, relate to various aspects of our HuMAb-Mouse technology and products. These patents, almost all of which are in the same patent family, claim the transgene, the transgenic mouse, methods of obtaining high affinity antibodies, and compositions of matter for high affinity antibodies, among others. These patents have expiration dates beginning in 2008. We also have more than 150 related pending U.S. and foreign patent applications directed to various aspects of our HuMAb-Mouse technology and products. These include patent applications describing several of our particular human antibody product candidates, such as our anti-PSMA, anti-CTLA-4 and anti-CD30 product candidates.

Additionally, we hold exclusive and non-exclusive licenses to various pertinent technologies relating to our HuMAb-Mouse technology. For example, these technologies include microinjection of transgene DNA, homologous recombination, chromosome transfer, yeast artificial chromosome transgene technology and other relevant technologies. We also hold an exclusive sub-license to intellectual property created at the University of California relating to aspects of our anti-CTLA-4 antibody product and have licenses from BMS and Pfizer concerning other intellectual property related to our anti-CTLA-4 product. We have a license from the U.S. Public Health Service with respect to MDX-1379. We have a license from medac GmbH relating to certain aspects of our anti-CD30 antibody product. We have been assigned patent rights from Northwest Biotherapeutics, Inc. relating to aspects of our anti-PSMA antibody product and have a non-exclusive license from Millennium Pharmaceuticals, Inc. relating to aspects of our anti-PSMA antibody product. We have been assigned patent rights relating to our anti-interferon alpha receptor antibody product by Nufarm, B.V., Medisup International N.V., Pharma Pacific Pty. Ltd and Laboratorie European de Biotechnologie. We have acquired patent rights relating to our anti-IP-10 antibody product through our acquisition of Ability Biomedical. In addition, we have acquired patent rights from Corixa relating to tumor-activated prodrugs and Ultra-Potent Toxins.

We own registrations for the following trademarks in the listed jurisdications: Medarex® in the U.S., the European Union, Canada, Australia and Switzerland; HuMAb-Mouse®, KM-Mouse®, UltiMAb Human Antibody Development System®, and Putting the Immune System to Work® in the U.S. and European Union; GenPharm® and Trans-Phage Technology® in the U.S.; and UltiMAb® in the European Union.

Regulatory Issues

General

The production, distribution and marketing of products employing our technology, and our research and development activities, are subject to extensive governmental regulation in the U.S. and in other countries. In the U.S., our products are regulated both as drugs and as biological products and are subject to the Federal Food, Drug, and Cosmetic Act, as amended, the Public Health Service Act, also as amended, and the regulations promulgated under these statutes, as well as to other federal, state, and local statutes and regulations. These laws, and similar laws outside the U.S., govern the clinical and non-clinical testing, manufacture, safety, effectiveness, approval, labeling, distribution, sale, import, export, storage, record keeping, reporting, advertising and promotion of our products. Product development and approval within this regulatory framework, if successful, will take many years and involve the expenditure of substantial resources. Violations of regulatory requirements at any stage may result in various adverse consequences, including FDA’s and other health authorities’ delay in approving or refusal to approve a product. Violations of regulatory requirements also may result in enforcement actions, including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties.

The following paragraphs provide further information on certain legal and regulatory issues with a particular potential to affect our operations or the future marketing of products employing our technology.

Research, Development, and Product Approval Process.   The research, development, and approval process in the U.S. and elsewhere is intensive and rigorous, and generally takes many years. The typical process required by the FDA before a therapeutic drug or biological product may be marketed in the U.S. includes:

•       submission to the FDA of an application for an IND, which must become effective before human clinical trials may commence;

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

During preclinical testing, studies are performed with respect to the chemical and physical properties of candidate formulations, and are subject to good laboratory practices requirements. Biological testing is typically done in animal models to demonstrate the activity of the compound against the targeted disease or condition and to assess the apparent effects of the new product candidate on various organ systems, as well as its relative therapeutic effectiveness and safety. An IND must be submitted to the FDA and become effective before studies in humans may commence.

Clinical trial programs in humans generally follow a three-phase process. Typically, Phase I studies are conducted in small numbers of healthy volunteers or, on occasion, in patients afflicted with the target disease, to determine the metabolic and pharmacological action of the product candidate in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. In Phase II, studies are generally conducted in larger groups of patients having the target disease or condition in order to validate the clinical endpoint, and to obtain preliminary data on the effectiveness of the product candidate and optimal dosing. This phase also helps determine further the safety profile of the product candidate. In Phase III, large-scale clinical trials are generally conducted in hundreds of patients having the target disease or condition to provide sufficient data for the statistical proof of effectiveness and safety of the product candidate as required by U.S. and foreign regulatory agencies.

In the case of products for cancer and certain other life-threatening diseases, the initial human testing may be done in patients with the disease rather than in healthy volunteers. Because these patients are already afflicted with the target disease or condition, it is possible that such studies will provide results traditionally obtained in Phase II studies. These studies are often referred to as “Phase I/II” studies. Notwithstanding the foregoing, even if patients participate in initial human testing and a Phase I/II study carried out, the sponsor is still responsible for obtaining all the data usually obtained in both Phase I and Phase II studies.

Before proceeding with a study, sponsors may seek a written agreement from the FDA regarding the design, size, and conduct of a clinical trial. This is known as a Special Protocol Assessment, or SPA. We and BMS are developing MDX-010 in combination with MDX-1379 under an SPA for the treatment of certain severe types of melanoma. Among other things, SPAs can cover clinical studies for pivotal trials whose data will form the primary basis to establish a product’s efficacy. Where the FDA agrees to an SPA, the agreement may not be changed by either the sponsor or the FDA except if the sponsor and the FDA agree to a change, or a senior FDA official determines that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the testing began. SPAs thus help establish up-front agreement with the FDA about the adequacy of the design of a clinical trial to support a regulatory approval, but the agreement is not binding if new circumstances arise. There is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA.

U.S. law requires that studies conducted to support approval for product marketing be “adequate and well controlled.” In general, this means that either a placebo or a product already approved for the treatment of the disease or condition under study must be used as a reference control. Studies must also be conducted in compliance with good clinical practice, or GCP, requirements, and informed consent must be obtained from all study subjects.

The clinical trial process for a new compound can take 10 years or more to complete, and there can be no assurance that the data collected will be in compliance with GCP requirements, will demonstrate that the product is safe or effective, or, in the case of a biologic product, pure and potent as well, or will provide sufficient data to support FDA approval of the product. The FDA may prevent clinical trials from beginning or may place clinical trials on hold at any point in this process if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk. Trials may also be prevented from beginning or may be terminated by institutional (in most cases, hospital) review boards, who must review and approve all research involving human subjects. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing authorization. Similarly, adverse events that are reported after marketing authorization can result in additional limitations being placed on a product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing authorization, can result in product liability claims against the company.

During the course of, and following the completion of clinical trials, the data are analyzed to determine whether the trials successfully demonstrated safety and effectiveness, and whether a product approval application may be submitted. In the U.S., if the product is regulated as a drug, a New Drug Application, or NDA, must be submitted and approved before commercial marketing may begin. If the product, such as an antibody, is regulated as a biologic, a Biologic License Application, or BLA, must be submitted and approved before commercial marketing may begin. The FDA Center for Drug Evaluation and Research, or CDER, has responsibility for the review and approval of drugs, and also has responsibility for the review and approval of certain therapeutic biologics such as antibodies, cytokines, growth factors, enzymes, interferons and certain proteins. The FDA Center for Biologics Evaluation and Research, or CBER, has responsibility for other biologics, including vaccines. Based on this distribution of responsibility, we expect that most of our products will be reviewed by CDER. The NDA or BLA must include a substantial amount of data and other information concerning the safety and effectiveness (and, in the case of a biologic, purity and potency) of the compound from laboratory, animal and human clinical testing, as well as data and information on manufacturing, product stability, and proposed product labeling.

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

Under the Prescription Drug User Fee Act, as amended, the FDA receives fees for reviewing a BLA or NDA and supplements thereto, as well as annual fees for commercial manufacturing establishments and for approved products. These fees can be significant. The NDA or BLA review fee alone can exceed $0.67 million, although certain limited deferrals, waivers and reductions may be available.

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

Drugs and Biologics for Serious or Life-Threatening Illnesses.   The Federal Food, Drug and Cosmetic Act, as amended, and FDA regulations provide certain mechanisms for the accelerated “Fast Track” approval of products intended to treat serious or life-threatening illnesses which have been studied for safety and effectiveness and which demonstrate the potential to address unmet medical needs. The procedures permit early consultation and commitment from the FDA regarding the preclinical and clinical studies necessary to gain marketing approval. Provisions of this regulatory framework also permit, in certain cases, NDAs or BLAs to be approved on the basis of valid surrogate markers of product effectiveness, thus accelerating the normal approval process. MDX-010 in combination with MDX-1379 has been granted Fast Track status for the treatment of high risk Stage II, Stage III and Stage IV melanoma. Genmab’s HuMax-CD4 has been granted Fast Track status for the treatment of CTCL. Certain other products employing our human antibody technology might also qualify for this accelerated regulatory procedure. However, we cannot make assurances that the FDA will agree, and, even if the FDA agrees that these products qualify for accelerated approval procedures, the FDA may deny approval of our drugs or may require that additional studies be required before approval. The FDA would also likely require us to perform post-approval, or Phase IV, studies as a condition of such early approval. In addition, the FDA may impose restrictions on distribution and/or promotion in connection with any accelerated approval, and may withdraw approval if post-approval studies do not confirm the intended clinical benefit or safety of the product. Special rules would also apply to the submission to FDA of advertising and promotional materials prior to use.

Orphan Drugs.   Under the Orphan Drug Act, special incentives exist for companies to develop products for rare diseases or conditions, which are defined to include those diseases or conditions that affect fewer than 200,000 people in the U.S. Companies may request that FDA grant a drug orphan designation prior to approval. Products designated as orphan drugs are eligible for special grant funding for research and development, FDA assistance with the review of clinical trial protocols, potential tax credits for research, reduced filing fees for marketing applications, and a special seven-year period of market exclusivity after marketing approval. Orphan drug exclusivity prevents FDA approval of applications by others for the same drug and the designated orphan disease or condition. FDA may approve a subsequent application from another person if FDA determines that the application is for a different drug or different use, or if FDA determines that the subsequent product is clinically superior, or that the holder of the initial orphan drug approval cannot assure the availability of sufficient quantities of the drug to meet the public’s need. A grant of an orphan designation is not a guarantee that a product will be approved. If a sponsor receives orphan drug exclusivity upon approval, there can be no assurance that the exclusivity will prevent another entity from receiving approval for the same or a similar drug for the same or other uses.

Other U.S. Regulatory Requirements

In the U.S., the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, also as amended, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Foreign Regulatory Requirements

We and our collaborative partners are subject to widely varying foreign regulations, which may be quite different from those of the FDA, governing clinical trials, product registration and approval, and pharmaceutical sales. Whether or not FDA approval has been obtained, we must obtain a separate approval for a product by the comparable regulatory authorities of foreign countries prior to the commencement of product marketing in these countries. In certain countries, regulatory authorities also establish pricing and reimbursement criteria. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. In addition, under current U.S. law, there are significant restrictions on the export of products not approved by the FDA, depending on the country involved and the status of the product in that country.

Reimbursement and Pricing Controls

In many of the markets where we or our collaborative partners would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms. Public and private health care payors control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payors also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private health care payors limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or that are supported by other appropriate evidence (for example, published medical literature) and appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare coverage for physician-administered oncology drugs, the Omnibus Budget Reconciliation Act of 1993, or OBRA ‘93, with certain exceptions, prohibits Medicare carriers from refusing to cover unapproved uses of an FDA-approved drug if the unapproved use is supported by one or more citations in the American Hospital Formulary Service Drug Information, the American Medical Association Drug

Evaluations, or the U.S. Pharmacopoeia Drug Information. Another commonly cited compendium, for example under Medicaid, is the DRUGDEX Information System.

Competition

We face competition in several different forms. Our human antibody generation activities currently face competition from several companies and from other technologies. In addition, the actual products being developed by us or by our partners also face actual and potential competition.

The development of biotechnology and pharmaceutical products is a highly competitive business subject to rapid technological change. We know of many pharmaceutical and biotechnology companies conducting research or development on therapeutic monoclonal antibody products. Many of these companies have commenced clinical trials with, and several have successfully commercialized, antibody products. Some of these companies are also pursuing product development efforts for the same disease areas or against the same biological targets as we or our partners are pursuing.

We face competition from many companies that provide the services of generating monoclonal antibodies for antibody-based therapeutics. One competitor with respect to our human antibody technology is Abgenix. As a result of the cross-licensing agreement with GenPharm (our wholly owned subsidiary since 1997), Abgenix offers to potential partners the use of its transgenic mouse known as XenoMouse™ to generate fully human monoclonal antibodies. In addition, we have entered into agreements with each of Kirin and Genmab, respectively, which grant these companies licenses to our proprietary transgenic mouse technology platform, enabling them to compete with us in offering antibody generation and development services in certain markets. Certain of our other partners who have licensed our transgenic mouse technology also could compete with us with respect to the development of certain antibodies. Other companies are also developing, or have developed technologies for generating human or partially human antibodies. For example, Xenerex Biosciences (a subsidiary of Avanir Pharmaceuticals) and XTL Biopharmaceuticals Ltd. each have developed technology that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies in functionally modified mice. Several companies are developing, or have developed, technologies not involving animal immunization that result in libraries composed of numerous human antibody sequences. For example, phage and yeast display technology is being used by companies such as Cambridge Antibody Technology Group plc, or CAT, Dyax Corp., Genetastix Corporation and MorphoSys AG to develop therapeutic products comprising human antibody sequences. Companies such as Johnson & Johnson, MedImmune, Amgen, Biogen Idec, Inc., Novartis, Genentech, Inc., Protein Design Labs, Inc., Abbott Laboratories and Wyeth have generated therapeutic antibody-based products that are currently in development or on the market and are derived from recombinant DNA that comprise human antibody sequences. Numerous additional companies are developing therapeutic products comprising human antibody components.

We are aware of several pharmaceutical and biotechnology companies actively engaged in research and development of antibody-based products that have commenced clinical trials with, or have successfully commercialized, antibody products. Some of these companies, such as Pfizer, ImClone Systems Incorporated, Johnson & Johnson, Wyeth, Amgen, Abbott, UCB Pharma, Biogen Idec, Abgenix, CAT, MorphoSys AG, Tanox, Inc., Genentech, Human Genome Sciences, Millennium and Protein Design Labs are addressing diseases and disease indications that are being targeted by us and certain of our partners. For example, Pfizer is developing CP-675,206, an antibody to CTLA-4, in potential competition with our product candidate, MDX-010. Several of these companies are also licensees of our transgenic mouse technology. Many of these companies and institutions, either alone or together with their partners, have substantially greater financial resources and larger research and development divisions than we have. In addition, many of these competitors, either alone or together with their partners, have substantially greater experience than us in developing pharmaceutical products, undertaking preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals of such products and the manufacturing and marketing of such products. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or European Union marketing approval and commercializing products more rapidly than us.

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

Marketing

Our potential products may be marketed and sold in several possible ways, depending on the product, including: solely by us, jointly by us and our collaborative partners, or solely by or on behalf of our licensing partners. Marketing and sales rights with respect to MDX-010 are subject to the terms of our collaboration with BMS. We believe that a small sales force could successfully introduce and detail certain of our potential products that have concentrated marketplaces. Other products, however, may require a larger sales force. Currently, we have no sales force. We may develop our own internal sales force for these products if they proceed to commercialization.

We acknowledge that the successful marketing of some of our potential products is beyond the capabilities of all but the largest pharmaceutical organizations. For this reason, we along with our collaborative partners may license to major pharmaceutical companies individual products serving large markets or those that will be widely distributed and/or detailed geographically, if the products are approved by the FDA. Our collaboration with BMS is an example of this kind of relationship.

Employees

As of December 31, 2004, we employed 435 regular, full and part-time employees, of whom approximately 363 are engaged in research and development activities. There are 72 employees involved in business development, legal, finance and other administrative functions. None of our employees is covered by a collective bargaining agreement. We have entered into employment contracts with certain of our executive officers. Our success will depend in large part upon our ability to attract and retain employees. We face competition for employees from other companies, research and academic institutions, government agencies and other organizations. We believe we maintain good relations with our employees.

Available Information

We were incorporated in the State of New Jersey on July 8, 1987. Our principal executive offices are located at 707 State Road, Princeton, New Jersey 08540. Our telephone number is (609) 430-2880.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy our reports, proxy statements and other information at the SEC’s public reference room at Room 1024, 450 Fifth Street N.W., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our SEC filings are also available at the SEC’s web site at www.sec.gov. In addition, you can read and copy our SEC filings at the office of the National Association of Securities Dealers, Inc. at 1735 K Street N.W., Washington, D.C. 20006.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at www.medarex.com, by contacting the Investor Relations Department at our corporate offices by calling (609) 430-2880 or by sending an e-mail message to information@medarex.com. You can direct requests for literature to the information request section on our website.

FORWARD LOOKING INFORMATION AND RISK FACTORS
THAT MAY AFFECT FUTURE RESULTS

This Annual Report contains forward-looking statements within the meaning of Sections 27A and 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans”, “forecasts”, “is likely to”, “projected” and similar expressions or future conditional verbs such as “should”, “would”, “may”, and “could” are generally forward-looking in nature and not historical facts. Forward-looking statements include, without limitation, statements in this section, and in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Annual Report regarding, among other things, uncertainties relating to our technology; history of operating losses and anticipation of future losses; uncertainty of product development; need for additional capital and uncertainty of change; uncertainty of patent and proprietary rights; management of growth, and risks of acquiring new technologies; uncertainties related to clinical trials; government regulation and uncertainty of obtaining regulatory approval; dependence on key personnel; dependence on research collaborators and scientific advisors; uncertainty of health care reform measures and third-party reimbursement and risk of product liability. All forward-looking statements included in this Annual Report are based on information available to us as of the date hereof, and we do not assume any obligation to update any such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. Accordingly, in addition to the other information in this Annual Report, the following factors should be considered carefully. References to our products, business, financial results or financial condition should be considered to refer to us and our subsidiaries unless the context otherwise requires.

Our product candidates have not been and may not ever be approved for sale and/or commercialized, and many are in early stages of development.

Our human antibody technology is a new approach to the generation of antibody-based therapeutic products. Active product candidates employing our human antibody technology have not moved beyond clinical development. Based on public disclosures, regulatory applications, including INDs, have been submitted to the FDA or comparable foreign authorities, for 22 product candidates derived from our UltiMAb platform. To date, neither we nor our partners have any product candidates employing our human antibody technology that have been approved for sale by the FDA or comparable foreign authorities and/or commercialized. In addition, we are not aware of any commercialized fully human monoclonal antibody therapeutic products that have been generated from any technologies similar to ours. Product candidates employing our human antibody technology may not advance beyond clinical development or demonstrate clinical safety and effectiveness.

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

We have incurred large operating losses and we anticipate that these losses will continue for the foreseeable future. In particular, as of December 31, 2004, we had an accumulated deficit of approximately $599.4 million. Our net loss was $186.5 million for the year ended December 31, 2004. Our losses have resulted principally from:

•       research and development costs relating to the development of our technology and antibody product candidates;

•       costs associated with the establishment of our laboratory and manufacturing facilities and manufacturing of products; and

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

We believe our current sources of liquidity will be sufficient to meet our near term operating, debt service and capital requirements for at least the next 24 months. To the extent our 2.25% convertible senior notes due in 2011 are converted into shares of our common stock on or before their maturity date, we will have use of that portion of the principal amount of the notes to fund our on-going operations. In any event, we may require additional financing within this time frame and may raise funds through public or private financings, line of credit arrangements, collaborative relationships and/or other methods. The use of cash on hand or other financial alternatives will depend on several factors including, but not limited to, the future success of our products in clinical development, the prevailing interest rate environment, and access to the capital markets. We may be unable to raise sufficient funds to complete development of any of our product candidates, to continue operations or to repay our debt obligations at maturity. As a result, we may face delay, reduction or elimination of research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.

We have a significant amount of debt and may have insufficient cash to satisfy our debt service obligations. In addition, the amount of our debt could impede our operations and flexibility.

We have $150.0 million in aggregate principal amount of our 2.25% convertible senior notes outstanding, which, unless converted to shares of our common stock or redeemed, will mature in 2011. Our ability to make payments on these notes and our other obligations will depend on our future operating performance and ability to generate cash and may also depend on our ability to obtain additional debt or equity financing. Generally, during the last five years, our operating cash flows were negative and insufficient to cover our fixed charges. Our ability to generate sufficient operating cash flow to service our indebtedness, including the notes, and fund our operating requirements will depend on our ability, alone or with others, to successfully develop, manufacture, and obtain required regulatory approvals and market our product candidates, as well as other factors, including general economic, financial, competitive, legislative and regulatory conditions, some of which are beyond our control. If we are unable to generate sufficient operating cash flow to service our indebtedness and fund our operating requirements, we may need to obtain additional debt or equity financing to do so, which may not be available to us on satisfactory terms or at all. In addition, if new indebtedness is incurred, the risks relating to our ability to service our indebtedness that we face could intensify.

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

•       the need or desire to modify our manufacturing processes;

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

Generally, our clinical trials, including our melanoma trials, are conducted in patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and in some cases, our product is used in combination with approved therapies that themselves have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our products. The most common adverse events associated with our trials of MDX-010 have consisted of flu-like symptoms such as fever, chills and nausea. These events were expected and generally responded to standard medical therapy. In addition, some patients have experienced anticipated drug-related ABEs, such as diarrhea, rash, reduced pituitary function, colitis and increased liver enzymes, ranging from mild in most cases to severe in a very small number of instances. Other than a very small number of fatalities, which may or may not be attributable to our product candidate, most ABEs resolved with treatment. We cannot assure you that additional safety issues will not arise with respect to our products in the future.

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

Third-party payors control health care costs by limiting both coverage and the level of reimbursement for new health care products. In the future, the U.S. government may institute price controls and further limits on Medicare and Medicaid spending. Internationally, medical reimbursement systems vary with differing degrees of regulation. Pricing controls and reimbursement limitations could affect the payments we receive from sales of products generated using our human antibody technology. These variations could harm our ability and the ability of our partners to sell products generated using our human antibody technology in commercially acceptable quantities at profitable prices.

We may experience pressure to lower the prices of any prescription pharmaceutical products we are able to obtain approval for because of new and/or proposed federal legislation.

Federal legislation, enacted in December 2003, has added an outpatient prescription drug benefit to Medicare, effective January 2006. In the interim, Congress has established a discount drug card program for Medicare beneficiaries. Both benefits will be provided primarily through private entities, which will attempt to negotiate price concessions from pharmaceutical manufacturers. These negotiations may increase pressures to lower prices. While the new law specifically prohibits the U.S. government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, some members of Congress are pursuing legislation that would permit the U.S. government to use its enormous purchasing power to demand discounts from pharmaceutical companies, thereby creating de facto price controls on prescription drugs. In addition, the new law contains triggers for Congressional consideration of cost containment measures for Medicare in the event Medicare cost increases exceed a certain level. These cost containment measures could include some sorts of limitations on prescription drug prices. The new legislation also modified the methodology used for reimbursement of physician administered and certain other drugs already covered under Medicare Part B. This new methodology would likely apply to certain of our products if and when commercialized. Experience with new reimbursement methodology is limited, and could be subject to change in the future. Our results of operations could be materially harmed by the different features of the Medicare prescription drug coverage legislation, by the potential effect of such legislation on amounts that private insurers will pay for our products and by other healthcare reforms that may be enacted or adopted in the future.

We may face increased competition from products imported from Canada or other countries.

Any products we are able to commercialize may be subject to competition from lower priced versions of such products and competing products from Canada, Mexico, and other countries where there are government price controls or other market dynamics that make the products lower priced. The ability of patients and other customers to obtain these lower priced imports has grown significantly as a result of the Internet, an expansion of pharmacies in Canada and elsewhere targeted to American purchasers, the increase in U.S.-based businesses affiliated with Canadian pharmacies marketing to American purchasers, and other factors. Many of these foreign imports are illegal under current law. However, the volume of imports is now significant due to the limited enforcement resources of the FDA and the U.S. Customs Service, and the pressure in the current political environment to permit the imports as a mechanism for expanding access to lower priced medicines.

In addition, in December 2003, federal legislation was enacted to change U.S. import laws and expand the ability to import lower priced versions of our and competing products from Canada, where there are government price controls. These changes to the import laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The previous Secretary of Health and Human Services determined that there was not a basis to make such a certification at this time. However, it is possible that a subsequent Secretary could make the certification in the future. In addition, legislative proposals have been made to implement the changes to the import laws without any certification, and to broaden permissible imports in other ways. Even if the changes to the import laws do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the Customs Service, and other government agencies. For example, state and local governments have suggested that they may import drugs from Canada for employees covered by state health plans or others, and some have already put such plans in place.

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

We are aware of only a limited number of companies on a worldwide basis that operate manufacturing facilities in which our product candidates can be manufactured under cGMP regulations, a requirement for all pharmaceutical products. We are currently pursuing late-stage clinical and commercial supply agreements with cGMP-compliant third-party manufacturers with available capacity to meet our internal production timetables. We have entered into clinical supply agreements with Lonza Group Ltd. with respect to MDX-010 and MDX-060, and, together with our partner BMS, we are pursuing ongoing discussions with respect to terms of a commercial supply agreement for MDX-010. We do not currently have the capability to manufacture our products under development in large commercial quantities and have no experience in commercial-scale manufacturing. It would take a substantial period of time for a contract facility that has not been producing antibodies to begin producing antibodies under cGMP regulations. We cannot make assurances that we will be able to contract with such companies for clinical and/or commercial supply on acceptable terms or in a timely manner, if at all. Moreover, even if we are able to enter into clinical and/or commercial supply manufacturing arrangements with cGMP-compliant third-party manufacturers, we cannot assure you that such manufacturers will be able to produce products that are substantially equivalent to the product candidates that we have produced in our own facilities and used in our clinical trials. If such companies are not able to produce products that are substantially equivalent to our product candidates, the progress of our clinical trials and/or commercialization of our products may be delayed and our business, financial condition and results of operations may be materially harmed.

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

We depend, in part, on our partners to support our business, including the development of products generated through the use of our antibody technology. In particular, under the terms of our collaboration and co-promotion agreement with BMS, we have granted a license to commercialize our lead product candidate, MDX-010, to BMS for the treatment of a broad range of cancers. We have also granted to BMS a sub-license to MDX-1379 for use in combination with MDX-010 for the treatment of metastatic melanoma. The successful development and commercialization of MDX-010 is dependent, in large part, on the actions of BMS, which are outside of our control. The failure of BMS to act in accordance with its obligations under the collaboration and co-promotion agreement may cause us to incur substantial additional costs in order to develop and commercialize MDX-010, which could have a material adverse effect on our business.

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

Due to the size of our equity interest in Genmab, we are currently required to account for our interest in Genmab under the equity method of accounting, which provides that we must include a portion of Genmab’s income and losses equal to our percentage equity interest in Genmab in our consolidated financial statements. For the years ended December 31, 2002, 2003 and 2004, our share of Genmab’s losses were approximately $19.6 million (excluding the $31.0 million impairment charge discussed below), $15.0 million and $19.8 million, respectively. As such, the current value of our equity interest in Genmab as determined by the equity method of accounting is $1.6 million, which we expect to be reduced to zero in the first quarter of 2005 and, accordingly, recognition of our share of Genmab’s net losses will be suspended.

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

We are exposed to equity price risk on our strategic investments in our publicly-traded partners, including Genmab and Amgen, Inc., and as part of our business strategy, we may choose to make additional similar investments in public companies in the future. As these investments are the result of strategic alliances with our collaborative partners, we typically do not attempt to reduce or eliminate our market exposure of these types of strategic investments. Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments are designated as available-for-sale and are reported at fair value on our consolidated balance sheet. Unrealized holding gains and losses on available-for-sale securities are generally excluded from earnings and reported within other comprehensive income which is a separate component of shareholders’ equity. Under our accounting policy, marketable equity securities are generally considered to be impaired if their fair value is less than our cost basis in such securities for more than six months, or some other period in light of the particular facts and circumstances surrounding the investment. If a decline in the fair value of available-for-sale securities is considered to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. For the year ended December 31, 2002, we recorded impairment charges of approximately $40.5 million (of which approximately $31.0 million related to Genmab) on our strategic investments in publicly traded companies. During the year ended December 31, 2003, no impairment charges were recorded related to the value of our investments in publicly traded companies. For the year ended December 31, 2004, we recorded impairment charges of $0.2 million on investments in partners whose securities are publicly traded. If we deem these investments to be further impaired at the end of any future reporting period, we may incur additional impairment charges on these investments.

In addition, we have investments in several of our partners whose securities are not publicly traded, such as IDM. The value of our investments in these companies are inherently more difficult to estimate than our investments in publicly traded companies. We estimate the value of these investments by using information acquired from industry trends, the management of these companies, financial statements, and other external sources. Specifically, our determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financing and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. For the years ended December 31, 2002, 2003 and 2004, we recorded impairment charges of approximately $2.4 million, $1.4 million and $7.1 million, respectively, on our investments in privately-held companies. Approximately $7.0 million of the 2004 impairment charge related to IDM. Future adverse changes in market conditions or adverse changes in operating results of these companies may also require an impairment charge in the future.

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

•       operate without infringing upon the proprietary rights of others; and

•       in-license certain technologies.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. While a number of patents have been issued in the U.S. and Europe relating to our human antibody technology, we may not be able to obtain patent protection in other countries. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued or enforceable. The patent position of biotechnology companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide sufficient protection against competitors. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. The laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

Moreover, other parties could have blocking patent rights to products made using HuMAb-Mouse technology, such as antibodies, and their production and uses, for instance because of a proprietary position covering the antibody or the antibody’s target. For example, we are aware of certain U.S. and European patents held by third parties relating to particular targets for their human monoclonal antibodies, to human monoclonal antibodies against various targets and bispecific products, and the manufacture and use of such products. We are also aware of certain U.S. and foreign patents and patent applications held by third parties relating to anti-CD4 antibodies, such as HuMax-CD4, anti-CD30 antibodies, such as MDX-060, anti-EGFr antibodies, such as HuMax-EGFr, anti-PSMA antibodies, such as MDX-070, anti-Type 1 IFN antibodies, such as MDX-1103, and antibody-antigen conjugates, such as MDX-1307/bHCG-VAC, as well as other antibody products under development by us.

We are also aware of a U.S. patent owned by Genentech, relating to the production of recombinant antibodies in host cells. We currently produce certain of our products and our partners’ products using recombinant antibodies from host cells and may choose to produce additional products in this manner. If any of our antibody products are produced in the manner claimed in this patent, then we may need to obtain a license, should one be available. We have a license to this patent from Genentech for our anti-CTLA-4 product candidate (MDX-010) but currently do not have licenses for any of our other antibody product candidates. If we desire a license for any of our other antibody product candidates and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to make recombinant antibodies using Genentech’s techniques. In addition to the Genentech patent, we are also aware of certain U.S. patents held by third parties relating to antibody expression in particular types of host cells, including CHO cells, which may be relevant to our current or future manufacturing techniques.

If our antibody products (or those antibody products of our partners using our human antibody technology) or their commercial use or production meet all of the requirements of any of the claims of the aforementioned patents, or patents that may issue from the aforementioned patent applications, then we or our partners may need a license to one or more of these patents. Further, we are aware of a number of other third party patent applications that, if granted, with claims as currently drafted, may cover our and our partners’ current or planned activities. We intend to seek licenses to such patents when, in our judgment, such licenses are needed. If any licenses are required, there can be no assurance that we will be able to obtain any such license on commercially favorable terms, if at all, and if these licenses are not obtained, we might be prevented from using certain of our technologies for the generation of our recombinant human antibody products. Our failure to obtain a license to any technology that we may require may materially harm our business, financial condition and results of operations. We cannot assure you that our products and/or actions in developing or selling human antibody products will not infringe such patents.

In general, our patent protection may not prevent others from developing competitive products using our technology or other technologies. Similarly, others may obtain patents that could limit our ability and the ability of our partners to use, import, manufacture, market or sell products or impair our competitive position and the competitive position of our partners.

We do not have exclusive access to the patents underlying the HuMAb-Mouse. In March 1997, prior to our acquisition of GenPharm, GenPharm entered into a cross-license and settlement agreement with Abgenix, Cell Genesys, Inc., Xenotech, L.P. and Japan Tobacco, Inc., pursuant to which Abgenix and these entities paid us a total of approximately $38.6 million in exchange for a non-exclusive license to certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies that are integral to our products and business. These patents, licenses and inventions form the basis of our HuMAb-Mouse technology. Our business may suffer from the competition of these entities, as well as if any of these entities breach the cross-license and settlement agreement.

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

We have had and may continue to face product liability claims related to the use or misuse of products developed by us or our partners.

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

Generally, our clinical trials, including our melanoma trials, are conducted in patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and in some cases, our product is used in combination with approved therapies that themselves have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our products. The most common adverse events associated with our melanoma trials have consisted of flu-like symptoms such as fever, chills and nausea. These events were expected and generally responded to standard medical therapy. In addition, some patients have experienced anticipated drug-related autoimmune adverse events, such as diarrhea, rash, reduced pituitary function, colitis and increased liver enzymes, ranging from mild in most cases to severe in a very small number of instances. Almost all of these adverse events responded to medical therapy. In a very small number of instances, fatalities have occurred during the course of these trials—such fatalities may or may not be attributable to our product. Any of these events could result in a product liability claim. Any such claims against us, regardless of their merit, could result in significant awards against us, which could materially harm our business, financial condition and results of operations.

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

We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapeutics. Some of these companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as we and our partners. Also, we compete with companies that offer antibody generation services to other companies that have disease related target antigens. These competitors have specific expertise or technology related to monoclonal antibody development. We compete directly with Abgenix, with respect to the generation of fully human antibodies from transgenic mice. In addition, we have entered into agreements with each of Kirin and Genmab, respectively, that grant these companies licenses to our proprietary transgenic mouse technology platform, enabling them to compete with us in offering antibody generation and development services in certain markets. We have also entered into license agreements with Pfizer which enable it to compete with us in the generation and development of antibodies to CTLA-4. Xenerex Biosciences and XTL Biopharmaceutical, Ltd. have developed technology that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies in functionally modified mice. Numerous additional companies are developing therapeutic products comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies that do not involve immunization of animals for creating antibodies comprising human antibody sequences. For example, phage and yeast display technology is being used by companies, such as Cambridge Antibody Technology Group plc, Dyax Corp., Genetastix Corporation and MorphoSys AG to develop therapeutic products comprising human antibody sequences. Companies such as Johnson & Johnson, MedImmune, Amgen, Biogen Idec Inc., Novartis, Genentech, Protein Design Labs, Inc., Wyeth, Abbott Laboratories and Corixa have generated therapeutic products that are currently in development or on the market and that are derived from recombinant DNA that comprise human antibody components.

Other technologies can also be applied to the treatment of the diseases that we or our partners are pursuing. For example, immunoconjugates—monoclonal antibodies linked to toxins or radioactive isotopes—are being developed by others. In addition, the application of recombinant DNA technology to develop potential products consisting of proteins (such as growth factors, hormones, enzymes, receptor fragments and fusion proteins, or cytokines) that do not occur normally in the body, or occur only in small amounts, has been underway for some time. Included in this group are interleukins such as IL-2 and IL-11, interferons alpha, beta and gamma, colony stimulating factors such as G-CSF and GM-CSF, clotting factors, growth hormones, erythropoeitin, DNAse, tPA, glucocerebrosidase, PDGF, and a number of other similar biological agents. Continuing development of new chemical entities and other drugs by large pharmaceutical companies carries with it the potential for discovery of agents for treating disease indications also targeted by drugs that we or our partners are developing.

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

Product candidates employing our human antibody technology are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments and their respective foreign equivalents. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of biopharmaceutical products. The FDA regulates human antibodies as biologics, subject to a Biologic License Application, or BLA, under the Public Health Service Act, as amended. If products employing our human antibody technology are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding U.S. regulation.

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

Following completion of clinical trials, the results are evaluated and, depending on the outcome, submitted to the FDA in the form of a BLA, or a New Drug Application, or NDA, in order to obtain FDA approval of the product and authorization to commence commercial marketing. In responding to a BLA or NDA, the FDA may require additional testing or information, may require that the product labeling be modified, may impose post-approval study or reporting requirements or other restrictions on product distribution, or may deny the application. The timing of final FDA review and action varies greatly, but can take years in some cases and often involves the input of an FDA advisory committee of outside experts. Product sales in the U.S. may commence only when a BLA or NDA is approved.

To date, we have not applied for or received the regulatory approvals required for the commercial sale of any of our products in the U.S. or in any foreign jurisdiction. None of our product candidates has been determined to be safe and effective, and we have not submitted an NDA or BLA to the FDA or an equivalent application to any foreign regulatory authorities for any of our product candidates. We have only limited experience in filing and pursuing applications necessary to obtain regulatory approval. As a result, it is possible that none of our product candidates will be approved for marketing.

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

Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. Manufacturing facilities remain subject to FDA inspection and must continue to adhere to FDA’s current good manufacturing practice requirements. Application holders must obtain FDA approval for product, manufacturing, and labeling changes, depending on the nature of the change. Sales, marketing, and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, also as amended, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veteran’s Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

There is no such abbreviated approval process under current law for biological products approved under the Public Health Service Act through a BLA, such as monoclonal antibodies, cytokines, growth factors, enzymes, interferons and certain other proteins. However, various proposals have been made to establish an abbreviated approval process to permit approval of generic or follow-on versions of these types of biological products. The proposals include proposals for legislation, and proposals for FDA to extend its existing authority to this area. For example, some have proposed that FDA allow a generic or follow-on copy of certain therapeutic biologics to be approved under the Public Health Service Act or under an existing mechanism known as a 505(b)(2) application. A 505(b)(2) application is a form of a New Drug Application, or NDA, where the applicant does not have a right to reference some of the data being relied upon for approval. Under current regulations, 505(b)(2) applications can be used where the applicant is relying in part on published literature or on findings of safety or effectiveness in another company’s NDA.

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

•       public concern as to the safety and effectiveness of our products; and

•       general market conditions.

During the two-year period ended December 31, 2004, the sale prices of our common stock ranged between $2.69 and $11.55. The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these or other factors, including the sale or attempted sale of a large amount of our common stock into the market. Broad market fluctuations may also adversely affect the market price of our common stock.

We have obligations to issue shares of our common stock in the future, which may have a dilutive effect on the shares of our common stock currently outstanding.

As of February 28, 2005, we had 14,394,964 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our stock option plans having a weighted average exercise price of $7.88 per share and we had reserved 886,313 shares of common stock for issuance pursuant to future grants of options under our stock option plans. We have filed registration statements on Form S-8 under the Securities Act covering all of these shares. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

In addition, as of that date, there were 102,915 shares reserved for issuance pursuant to a deferred compensation plan. The shares reserved for the deferred compensation plan will be issued in various amounts over various periods of time during the next three years. We have filed a registration statement on Form S-8 under the Securities Act covering those shares. Shares issued pursuant to this plan, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

As of February 28, 2005, we had reserved 1,000,978 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 under the Securities Act covering all of those shares. All shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ National Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of February 28, 2005, we had 10,936,935 shares of common stock reserved for the issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

Future sales of our common stock or other securities could cause the market price of our common stock to decline.

As of February 28, 2005, we had 110,529,979 shares of common stock outstanding, of which 9,374,318 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

We have filed a registration statement on Form S-3 under the Securities Act relating to 3,791,346 shares of common stock that may be offered by one of our shareholders. These shares of common stock are freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to resale limitations of Rule 144.

In addition, we have filed a shelf registration statement on Form S-3 under the Securities Act relating to the sale of up to $294.59 million of any of the following securities:

•       debt securities;

•       preferred stock;

•       common stock; or

•       warrants to purchase debt securities, preferred stock or common stock.

We have also filed a registration statement on Form S-3 under the Securities Act that relates to the sale by certain selling securityholders of up to 7,214,345 shares of our common stock which were issued upon the conversion of our $125.0 million 4.25% Convertible Senior Notes due August 15, 2010 in connection with the provisional redemption of such notes in January 2005. These shares of common stock are freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to the resale limitations of Rule 144. We also have filed a registration statement on Form S-3 under the Securities Act that relates to the sale by certain selling securityholders of up to 3,272,091 shares of our common stock which were issued on the conversion of all of our $21.986 million 4.25% Convertible Senior Notes due August 15, 2010, in connection with the provisional redemption of such notes in January 2005. These shares of common stock are freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to the resale limitations of Rule 144. In connection therewith, we have agreed to use our best efforts to keep these registration statements continuously effective until the earliest of (i) the sale of all outstanding registrable securities registered under the registration statements; (ii) the expiration of the period referred to in Rule 144(k) of the Securities Act with respect to the notes held by non-affiliates of us; (iii) all the registrable securities have ceased to be outstanding (whether as a result of repurchase or otherwise); and (iv) two years after the respective effective dates of these registration statements.

We have filed a registration statement on Form S-3 under the Securities Act relating to our $150.0 million 2.25% Convertible Senior Notes due May 15, 2011, and up to 10,936,935 shares of our common stock which may be issued upon conversion of the notes. The notes and the shares of common stock are freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to the resale limitations of Rule 144.

We have filed a registration statement on Form S-4 under the Securities Act to register shares of our common stock having a maximum aggregate offering price of $12.0 million. Such shares are freely tradable without restriction or further registration under the Securities Act. On August 5, 2004 we issued 731,823 shares of such common stock, valued at approximately $4.3 million to satisfy a portion of the purchase price in connection with the acquisition of Ability Biomedical Corporation. This registration statement on Form S-4 under the Securities Act remains available for the sale of up to $7.7 million of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 2.25% Convertible Senior Notes due May 11, 2011. As of February 28, 2005, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

Our restated certificate of incorporation, amended and restated by-laws, shareholder rights plan and New Jersey law contain provisions that could delay or prevent an acquisition of our company even if the acquisition would be beneficial to our shareholders, and as a result, our management may be come entrenched and hard to replace.

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

The shareholder rights plan and certain provisions of our restated certificate of incorporation and amended and restated by-laws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. This could limit the price that certain investors might be willing to pay in the future for our common stock. The provisions of our restated certificate of incorporation and amended and restated by-laws include:

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

We are also afforded the protections of the New Jersey Shareholders Protection Act. This New Jersey statute contains provisions that impose restrictions on shareholder action to acquire control of our company. The effect of the provisions of our shareholder rights plan, restated certificate of incorporation and amended and restated by-laws and New Jersey law may discourage third parties from acquiring control of our company. In addition, these measures may result in the entrenchment of our management and may prevent or frustrate any attempt by shareholders to replace or remove our current management.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We intend to retain any future earnings to finance the growth and development of our business, and we do not plan to pay cash dividends on our common stock in the foreseeable future.

Legislative and regulatory actions, NASDAQ rules and potential new accounting pronouncements may impact our future financial position or results of operations.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the last quarter of the year ended December 31, 2004, through the solicitation of proxies or otherwise.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock is traded on the NASDAQ National Market under the symbol “MEDX.” The following table sets forth, during the periods indicated, the high and low sales prices per share of our common stock, as reported on the NASDAQ National Market:

	Common Stock Price
	High	Low
Year ended December 31, 2003
First Quarter	$4.36	$2.69
Second Quarter	$7.35	$3.15
Third Quarter	$7.67	$4.48
Fourth Quarter	$7.56	$5.78
Year ended December 31, 2004
First Quarter	$9.93	$6.28
Second Quarter	$11.13	$6.51
Third Quarter	$8.41	$4.37
Fourth Quarter	$11.55	$7.06

The number of shares of our common stock outstanding as of February 28, 2005 was 110,529,979. As of February 28, 2005, there were approximately 600 record holders of our common stock. As of March 22, 2004, the record date for our last Annual Meeting of Shareholders held on May 19, 2004, there were approximately 600 record holders of common stock (which includes individual holders) and approximately 32,447 beneficial shareholders of our common stock.

We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders which we expect will be filed on or before April 29, 2005, and is incorporated herein by reference.

Item 6.                        Selected Consolidated Financial Data

	For the Year Ended December 31,
	2000	2001	2002	2003	2004
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Sales	$264	$191	$176	$25	$—
Contract and license revenues	19,619	37,140	24,552	5,833	9,119
Sales, contract and license revenues from Genmab	2,574	4,973	14,751	5,316	3,355
Total revenues	22,457	42,304	39,479	11,174	12,474
Costs and expenses:
Cost of sales	1,189	642	8,327	3	—
Research and development	33,942	38,626	82,626	95,459	122,007
General and administrative	18,142	19,344	22,852	21,727	24,314
Write-off of facility costs	—	—	11,294	—	—
Acquisition of in-process technology	—	—	16,312	6,500	5,455
Total costs and expenses	53,273	58,612	141,411	123,689	151,776
Operating loss	(30,816)	(16,308)	(101,932)	(112,515)	(139,302)
Equity in net loss of affiliate	(353)	(7,334)	(50,625)	(14,997)	(19,791)
Interest and dividend income	21,158	24,728	18,495	12,342	7,145
Impairment loss on investments in partners	—	—	(11,886)	(1,400)	(7,309)
Additional (payments) receipts related to asset acquisition	—	—	(2,425)	(31)	16
Interest expense	(3)	(4,615)	(9,065)	(11,777)	(12,845)
Debt conversion expense	—	—	—	—	(10,151)
Net loss on extinguishment of debt	—	—	—	—	(4,241)
Gain on disposition of Genmab stock	—	1,442	—	—	—
Loss before provision (benefit) for income taxes	(10,014)	(2,087)	(157,438)	(128,378)	(186,478)
Provision (benefit) for income taxes	(13,075)	600	103	69	31
Income (loss) before cumulative effect of change in accounting principle	3,061	(2,687)	(157,541)	(128,447)	(186,509)
Cumulative effect of change in accounting principle	—	—	—	(830)	—
Net income (loss)	$3,061	$(2,687)	$(157,541)	$(129,277)	$(186,509)
Basic and diluted net income (loss) per share(1):
Income (loss) before cumulative effect of change in accounting principle	$0.04	$(0.04)	$(2.09)	$(1.64)	$(2.29)
Cumulative effect of change in accounting principle	—	—	—	(0.01)	—
Net income (loss)	$0.04	$(0.04)	$(2.09)	$(1.65)	$(2.29)
Weighted average common shares outstanding(1)
—basic	71,532	73,937	75,231	78,314	81,494
—diluted	73,232	73,937	75,231	78,314	81,494

	December 31,
	2000	2001	2002	2003	2004
	(Dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$343,603	$466,952	$350,046	$358,458	$374,507
Working capital	329,807	447,326	339,480	350,437	341,110
Total assets	558,107	720,427	549,051	557,726	549,345
Long term obligations	—	175,000	175,000	300,000	296,986
Cash dividends declared per common share	—	—	—	—	—
Accumulated deficit	(123,375)	(126,062)	(283,603)	(412,880)	(599,389)
Total shareholders’ equity	485,289	482,562	352,143	234,011	107,389

(1)    Computed on the basis described in Note 2 to the Consolidated Financial Statements.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” that are subject to risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans”, “forecasts”, “is likely to”, “projected” and similar expressions or future conditional verbs such as “should”, “would”, “may”, and “could” are generally forward-looking in nature and not historical facts. You should not place undue reliance on any such forward-looking statements as such statements speak only as of the date on which they are made, and we might not update them to reflect changes that occur after the date they are made.

Overview

We are a biopharmaceutical company focused on the discovery, development and potential commercialization of fully human antibody-based therapeutic products. We believe that our UltiMAb Human Antibody Development System® enables us to rapidly create and develop such products for a wide range of diseases, including cancer, inflammation, autoimmune disorders and other life-threatening and debilitating diseases.

Currently, 22 antibody products generated from our UltiMAb Human Antibody Development System are in human clinical trials. These antibodies are designed to treat a wide range of diseases, such as cancer, rheumatoid arthritis and other inflammatory, autoimmune and infectious diseases. The most advanced of these products is MDX-010 (currently in Phase III, Phase II and Phase I clinical trials), which we are developing jointly with Bristol-Myers Squibb Company, or BMS, for the treatment of metastatic melanoma and other cancers. Four of these antibody products are fully owned by Medarex and its affiliates: MDX-060 for lymphomas (Phase II clinical trial), MDX-070 for prostate cancer (Phase II clinical trial), MDX-214 for cancer (Phase I/II clinical trial) and MDX-1307 for genitourinary and breast cancers (Phase I clinical trial). We are also developing MDX-066 (Phase I clinical trial) jointly with The Massachusetts Biologic Laboratories for the treatment of Clostridium difficile associated diarrhea. Another antibody, MDX-018 (Phase I/II clinical trial), is being jointly developed with Genmab A/S for autoimmune disease, and three are being developed separately by Genmab: HuMax™-CD4 (Phase II clinical trials) for T-cell lymphomas, HuMax-EGFr (Phase I/II clinical trial) for head and neck cancer and HuMax-CD20 (Phase I/II clinical trial) for lymphomas. Genmab and Amgen, Inc. are developing AMG 714 (Phase II clinical trial) for rheumatoid arthritis. Additionally, other licensing partners, including Novartis Pharma AG, Eli Lilly and Company, and Centocor, Inc. (a subsidiary of Johnson & Johnson), are developing a total of ten antibody products, for inflammatory and/or autoimmune diseases and cancer, that are currently in early clinical trials. Human Genome Sciences, Inc. has also announced the initiation of a Phase I trial of one anticancer antibody product developed pursuant to a licensing agreement with our partner Kirin Brewery Co., Ltd. We and our partners also have a number of UltiMAb® product candidates in preclinical development. The preceding information regarding the clinical status of antibody products is based on our and our partners’ public disclosure and other publicly available information.

Our revenue is principally derived from licensing our fully human antibody technology to pharmaceutical and biotechnology companies. The terms of these license agreements typically include potential license fees and a series of potential milestone payments commencing upon the initiation of clinical trials and continuing through commercialization. These payments may total $7.0 million to $10.0 million per product if the antibody receives approval from the U.S. Food and Drug Administration, or FDA, and equivalent foreign agencies. In general, we are also entitled to receive royalties on product sales. Additional revenue may be earned from the sales to, and in some cases, the manufacturing of antibodies for, our partners, as well as from government grants.

Our most significant costs on an annual basis are research and development expenses and general and administrative expenses. Research and development expenses represent those costs that support the advancement of our product pipeline and primarily consist of personnel costs, facilities (including depreciation), research and laboratory supplies, funding of outside research, license and technology access fees, expenses related to antibody manufacturing and clinical trial expenses. We believe that continued investment in research and development is critical to attaining our strategic objectives. General and administrative expenses consist primarily of personnel expenses for executive, finance, legal and administrative personnel, professional fees and other general corporate expenses. We may be required to add personnel in the future and incur additional costs as we expand our business activities.

We have a history of operating losses and may not achieve profitability. As of December 31, 2004, we had an accumulated deficit of approximately $599.4 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our potential products, invest in research, move forward with our product development and prepare to commercialize our product(s). Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional potential product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our products progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or delay, reduce or eliminate certain of our research and development programs.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could materially change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements.

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

•       We receive research fees from the licensing of our proprietary technologies for research and development performed by our customers and partners. Revenue from these research fees is recognized generally over the term of the respective license period beginning only after both the license period has begun and the technology has been delivered.

•       We receive fees for product development services (including manufacturing) we perform for our customers and partners. These fees are recognized ratably over the entire period during which the services are performed.

•       Revenue from milestone payments is recognized when each milestone is achieved and when collectibility of such milestone payment is assured. Milestone payments are triggered either by the results of our research efforts or by the efforts of our partners and include such events as submission of an Investigational New Drug Application, or IND, commencement of Phase I, II or III clinical trials, submission of a Biologic License Application, or BLA, and approval of a product. Milestone payments are substantially at risk at the inception of an agreement. Upon achievement of a milestone event, we have no future performance obligations relating to that event.

•       Revenue arrangements that include multiple deliverables, are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities on our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded represented approximately 1.5% of total marketable securities as of December 31, 2003 and approximately 0.9% of total marketable securities as of December 31, 2004.

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

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in separate line items in our consolidated balance sheet entitled “Investments in IDM” and “Investments in, and advances to, other partners” and were approximately $51.7 million as of December 31, 2004. These securities are carried at original investment cost and adjusted for other than temporary impairment charges, if any. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, the management of these companies, financial statements, and other external sources. Specifically, our determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

Acquired In-Process Technology

In-Process Technology expense for significant technology acquisitions is determined based on an analysis using risk-adjusted cash flows expected to be generated by products that may result from in-process technologies which have been acquired. This analysis includes forecasting future cash flows that are expected to result from the progress made on each in-process project prior to the acquisition date. Cash flows are estimated by first forecasting, on a product-by-product basis, net revenues expected from the sales of the first generation of each in-process project and risk adjusting these revenues to reflect the probability of advancing to the next stage of the FDA approval process. The forecast data in the analysis is based on internal product level forecast information maintained by us in the ordinary course of business. The inputs used in analyzing In-Process Technology is based on assumptions, which we believe to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Appropriate operating expenses are deducted from forecasted net revenues on a product-by-product basis to establish a forecast of net returns on the completed portion of the in-process technology. Finally, net returns are discounted to a present value using discount rates that incorporate the weighted average cost of capital relative to the biotech industry and us as well as product specific risks associated with the acquired in-process research and development products. The product specific risk factors include the product’s phase of development, type of product candidate under development, likelihood of regulatory approval, manufacturing process capability, scientific rationale, preclinical safety and efficacy data, target product profile, and development plan. In addition to the product specific risk factors, a discount rate is used for the valuation, which represents a considerable risk premium to our weighted average cost of capital. The valuations used to estimate In-Process Technology require us to use significant estimates and assumptions that if changed, may result in a different valuation for In-Process Technology.

Results of Operations

Years Ended December 31, 2002, 2003 and 2004

Contract and License Revenues

Contract and license revenues totaled $24.6 million, $5.8 million and $9.1 million for the years ended December 31, 2002, 2003 and 2004, respectively. Contract and license revenues for 2003 decreased by $18.7 million or 76% as compared to 2002. This decrease relates principally to a decrease in revenue from Immuno-Design Molecules, S.A., or IDM, of $14.3 million as a result of the completion of the recognition of revenue associated with the transfer of technology to IDM in July 2000, as well as a decrease in revenue of $3.4 million from Eli Lilly and Company. Contract and license revenues for 2004 increased by $3.3 million or 56% as compared to 2003. This increase relates principally to approximately $2.4 million of revenue recognized from our collaboration agreement with Pfizer, Inc. which was executed in September 2004 and approximately $0.6 million of revenue from the National Institutes of Health in accordance with a grant we received in 2004. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our year-to-year contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Sales, Contract and License Revenues from Genmab

Sales, contract and license revenues from Genmab A/S were $14.8 million, $5.3 million and $3.4 million for the years ended December 31, 2002, 2003 and 2004, respectively. Sales, contract and license revenues from Genmab for 2003 decreased by $9.4 million or 64% as compared to 2002. In 2002 there were sales of MDX-CD4 and MDX-015 totaling $11.4 million in order to support Genmab’s clinical trials. There were no sales of such material to Genmab in 2003 or 2004. The 2003 decrease was offset, in part, by increased contract and license revenues related principally to an increased number of research licenses and antibody exclusive licenses requested by and granted to Genmab. Sales, contract and license revenues from Genmab for 2004 decreased by $2.0 million or 37% as compared to 2003. This decrease relates principally to fewer research licenses and antibody exclusive licenses requested by and granted to Genmab.

Cost of Sales

Cost of sales were $8.3 million, $3 thousand and $0 for the years ended December 31, 2002, 2003 and 2004, respectively. Cost of sales in 2003 decreased by $8.3 million, as compared to 2002. The decrease is the result of no sales of MDX-CD4 and MDX-015 to Genmab in 2003 as discussed above.

Research and Development Expenses

Research and development expenses for our products in development were $82.6 million, $95.5 million and $122.0 million for the years ended December 31, 2002, 2003 and 2004, respectively. Research and development expenses in 2003 increased by $12.8 million, or 16% as compared to 2002 and research and development expenses in 2004 increased by $26.5 million, or 28% as compared to 2003. Historically, due to the relatively small number of our products in clinical trials, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Year Ended December 31,
	2002	2003	2004
Research	$34,659	$37,495	$53,284
Product Development	47,967	57,964	68,723
Total	$82,626	$95,459	$122,007

Research Costs

Research costs in 2003 increased by $2.8 million, or 8% as compared to 2002. Research costs in 2004 increased by $15.8 million, or 42% as compared to 2003. The increases in research costs primarily relate to the following.

•       Personnel costs in 2003 were $12.7 million, an increase of $2.6 million or 25% as compared to 2002. Personnel costs in 2004 were $13.2 million, an increase of $0.5 million or 3% as compared to 2003. The increased personnel costs are primarily attributable to staff needed to support higher levels of new product development opportunities, the continued development of our UltiMAb® system, and the performance of contract services for our collaborative partners. Personnel costs include primarily salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our research activities.

•       An $8.5 million expense representing a liability to Gilead Sciences, Inc. for the reduction of future royalty obligations relating to certain intellectual property rights regarding anti-CTLA-4 product candidates in 2004 for which no comparable payments were made in 2002 and 2003. The total consideration of $8.5 million is being paid to Gilead in eight equal quarterly installments. The first two of these payments were made in 2004. As of December 31, 2004, approximately $6.4 million (six installments) remained due to Gilead under this obligation (see further discussion under the section herein entitled “Other Liquidity Matters”).

•       Facility costs in 2003 were $7.5 million, an increase of $2.3 million or 44% as compared to 2002. Facility costs in 2004 were $8.7 million, an increase of $1.2 million or 15% as compared to 2003. The increase in facility costs primarily relates to the substantial investments made in our research facilities in recent years. As a result, depreciation, utilities, maintenance, property taxes and related expenses increased for 2003, as compared to 2002, and for 2004, as compared to 2003. We expect to incur increased facility costs as a result of continued capital expansion, renovations and replacements.

•       License and technology access fees in 2003 were $3.1 million, a decrease of $4.1 million or 58% as compared to 2002. License and technology access fees in 2004 were $6.9 million, an increase of $3.8 million or 125% as compared to 2003. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaboration and license agreements. Included in the 2004 costs are payments to diaDexus, Inc., Pharma Pacific Pty Ltd. and Kirin Brewery Co., Ltd., or Kirin, for licenses to certain technologies. We expect license fees, including funds paid to certain partners, to increase in the future.

Product Development Costs

Product development costs in 2003 increased by $10.0 million, or 21% as compared to 2002. Product development costs increased by $10.8 million in 2004, or 19% as compared to 2003. The increases in product development costs primarily relate to the following:

•       Contract manufacturing costs in 2003 were $0.7 million, an increase of $0.7 million or 100% as compared to 2002. Contract manufacturing costs in 2004 were $8.1 million, an increase of $7.4 million or 1091% as compared to 2003. The increase in third party contract manufacturing costs primarily represents production and packaging expenses for a Phase III pivotal trial of MDX-010 in combination with MDX-1379, which began in the third quarter of 2004 and certain MDX-060 manufacturing costs. We expect costs to third party manufacturers will increase in the future in order to support the advancement of our clinical pipeline.

•       Personnel costs in 2003 were $20.6 million, an increase of $2.5 million or 14% as compared to 2002. Personnel costs in 2004 were $22.9 million, an increase of $2.3 million or 11% as compared to 2003. The increased personnel costs are a result of the increased staff needed to support more extensive clinical trial activities primarily for MDX-010. Personnel costs primarily include salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our product development activities and progress our products through clinical trials.

•       Facility costs in 2003 were $12.6 million, an increase of $1.8 million or 16% as compared to 2002. Facility costs in 2004 were $13.1 million, an increase of $0.5 million or 4% as compared to 2003. The increase in facility costs primarily relates to the substantial investments made in our product development facilities in recent years. As a result, depreciation, utilities, maintenance, property taxes and related expenses increased for each of 2003 and 2004, as compared to prior year periods. We expect to continue to incur increased facility costs as a result of continued capital expansion, renovations and replacements.

•       Supply costs in 2003 were $5.7 million, a decrease of $4.3 million or 44% as compared to 2002. In 2002 we manufactured larger quantities of material for Phase I and Phase II clinical trials for ourselves and our partners resulting in a significant increase in supply costs. Supply costs in 2004 were $4.6 million, a decrease of $1.1 million or 19% as compared to 2003. In 2003 we completed a change to our method of production which resulted in comparatively lower supply costs in 2004. Included in these costs are materials and small equipment associated with the manufacture of material for clinical trials. We expect these costs to increase as we continue to expand our product development efforts and increase our clinical trial activities.

•       Clinical research fees in 2003 were $4.7 million, an increase of $3.1 million or 190% as compared to 2002 primarily as a result of an increase in the number of ongoing clinical trials particularly for MDX-010 and MDX-060. Clinical research fees in 2004 were also $4.7 million, representing the conclusion of certain Phase II clinical trials for MDX-010 offset by the initiation of the Phase III clinical trial for MDX-010 in combination with MDX-1379 which began in the third quarter of 2004. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $22.9 million, $21.7 million and $24.3 million for the years ended December 31, 2002, 2003 and 2004, respectively. General and administrative expenses decreased by $1.1 million in 2003, or 5% as compared to 2002. The 2003 decrease was generally attributable to a reduction in legal fees of $2.3 million primarily as a result of the completion of the negotiation and execution of our collaboration and license agreement with Kirin in 2002, and decreased consulting fees of $0.6 million, partially offset by higher personnel costs of $1.5 million. General and administrative expenses increased by $2.6 million in 2004, or 12% as compared to 2003. The 2004 increase is primarily attributable to increased personnel costs of $1.1 million, and increased legal fees of $1.0 million primarily as a result of the completion of the negotiation and execution of a series of agreements with Pfizer and our collaboration and license agreement with BMS in 2004. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

Write-off of Facility Costs

Write-off of facility costs in 2002 relates to a determination we made to delay indefinitely the planned construction of a large scale manufacturing facility at our Bloomsbury, New Jersey, location and to pursue late-stage clinical and commercial supply agreements with third party manufacturers with available capacity to meet our current internal production timetables. As a result of this decision, we recorded a charge of $11.3 million in 2002, representing the write-off of design, engineering and other pre-construction costs. We believe that our existing facility in Annandale, New Jersey, is adequate for the production of materials for clinical trials of our products and for providing support we offer our partners in connection with our human antibody technology in the near-term. In September 2003, we entered into a clinical supply agreement with Lonza Group Ltd. with respect to MDX-010 and MDX-060, and, together with our partner BMS, we are pursuing ongoing discussions with respect to terms of a commercial supply agreement for MDX-010.

Acquisition of In-Process Technology

Acquisition of in-process technology for the year ended December 31, 2002, related to our acquisition of certain assets (including certain preclinical product candidates and programs related to the research and development of therapeutic products for the treatment of autoimmune disorders, cancer and infectious diseases) of Corixa Corporation in May 2002. The total cost of the acquisition (including transaction costs), discussed more fully under the section herein entitled “Liquidity and Capital Resources,” was $21.4 million. Based upon an independent third-party valuation, in 2002, $16.3 million of the cost of the acquisition was charged to operations as acquisition of in-process technology.

Acquisition of in-process technology for the year ended December 31, 2003 related to an amended and restated license agreement with Kyowa Hakko Kogyo Co. Ltd., or the Kyowa License, that we entered into during the fourth quarter of 2003. Under the terms of the Kyowa License we received certain intellectual property rights relating to the development and commercialization of our Ultra-Potent Toxin™ technology. The Kyowa License was the result of a renegotiation of a pre-existing license agreement with respect to Ultra-Potent Toxin technology between Kyowa and Corixa, whose license agreement we acquired as part of the May 2002 asset acquisition. Upon the execution of the Kyowa License, we paid Kyowa a total of $4.0 million and also made a final payment to Corixa in the amount of $2.5 million.

Acquisition of in-process technology for the year ended December 31, 2004 related to our acquisition of all of the outstanding capital stock not already owned by us of Ability Biomedical Corporation, a privately held Canadian biotechnology company, in August 2004. The total cost of the acquisition (including transaction costs), discussed more fully under the section herein entitled “Liquidity and Capital Resources,” was $5.7 million, of which approximately $5.5 million of in-process research and development was determined not to be technologically feasible and had no alternative future uses at the time of acquisition, and, as a result, was charged to operations as acquisition of in-process technology during 2004.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate represents our share of Genmab’s net loss for the years ended December 31, 2002, 2003 and 2004. Genmab is an affiliated company and is accounted for using the equity method of accounting (see Note 12 to the Consolidated Financial Statements). The recognition of our share of Genmab’s net losses reduces the carrying value, or basis, of our investment in Genmab. We expect that during the first quarter of 2005 the remaining basis of our investment in Genmab will be reduced to zero and, accordingly, recognition of our share of Genmab’s net losses will be suspended.

Equity in net loss of affiliate was $50.6 million, $15.0 million and $19.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. Equity in net loss of affiliate in 2003 decreased by $35.6 million or 70% as compared to 2002. Included in equity in net loss of affiliate for 2002 is in an impairment loss on our investment in Genmab of $31.0 million resulting from an approximate 60% decrease in the market value of Genmab’s stock following Genmab’s September 24, 2002, press release in which it announced that its HuMax-CD4 product, a fully human antibody that targets CD4 receptors on cells known as T-cells was found not to be effective in combination with methotrexate in a Phase II study of 155 patients with active rheumatoid arthritis. We recorded the $31.0 million impairment charge in the third quarter of 2002 as a result of the decrease in the market price of the Genmab stock, which was deemed to be other than temporary at the time. If we deem our investment in Genmab to be further impaired at the end of any future period, we may incur an additional impairment charge on this investment. Excluding the impact of the impairment in 2002, equity in net loss of affiliate would have decreased by $4.6 million or 23% as compared to 2002. This decrease was the result of a decrease in Genmab’s net loss for 2003, primarily as a result of the recognition of $10.5 million of milestone revenue by Genmab during 2003.

On July 6, 2004, Genmab completed a private placement of 5.6 million shares of its stock. As a result of this private placement, our ownership percentage of Genmab was reduced from approximately 30.9% to 24.7%. The difference between our proportionate share of the additional equity raised was approximately $9.7 million and was accounted for in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investment in Common Stock, and Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary increasing our investment in Genmab and capital in excess of par value. Equity in net loss of affiliate in 2004 increased by $4.8 million or 32% as compared to 2003. This increase reflects an increase in Genmab’s net loss as a result of its expanded research and development efforts offset, in part, by a reduction in our ownership percentage, resulting from the 2004 private placement, and therefore a reduction of our share of Genmab’s net loss for the second half of 2004.

Interest and Dividend Income

Interest and dividend income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income was $18.5 million, $12.3 million and $7.1 million for the years ended December 31, 2002, 2003 and 2004, respectively. Interest and dividend income in 2003 decreased by $6.2 million, or 33% as compared to 2002. The decrease reflects lower returns on our investment portfolio and a reduction in the size of our average cash balances invested, which, on average, were also lower during the period. Interest and dividend income in 2004 decreased by $5.2 million, or 42% as compared to 2003. This decrease primarily relates to lower returns on our investment portfolio as well as increased amortization of premiums on debt securities. We anticipate lower interest and dividend income in the future as we continue to fund our operations and capital expenditures from our cash reserves.

Impairment Loss on Investments in Partners

In the course of our business we may make investments in companies (both public and private) as part of strategic collaborations. We recorded impairment charges of $9.5 million, $0 and $0.2 million for the years ended December 31, 2002, 2003 and 2004, respectively related to investments in certain of our partners (other than Genmab) whose securities are publicly traded. The 2002 impairment charge was the result of certain investments trading below their original cost basis for more than six months. The 2004 impairment charge was the result of losses on one of these investments which were considered to be other than temporary. If we deem these investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

In addition, we have investments in several partners whose securities are not publicly traded. Because these securities are not publicly traded, the value of these investments is inherently more difficult to estimate than investments in publicly traded companies. We recorded impairment charges of $2.4 million, $1.4 million and $7.1 million for the years ended December 31, 2002, 2003 and 2004, respectively, related to investments in certain of our partners whose securities are not publicly traded. The 2004 impairment charge is primarily comprised of a $7.0 million impairment related to our investment in IDM. The amount of the IDM impairment charge was calculated as the difference between the per share price received by IDM in a December 2004 private placement of its equity securities and our cost basis. If we deem these investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

Additional Payments (Receipts) Related to Asset Acquisitions

Additional payments (receipts) related to asset acquisition of $2.4 million, $31 thousand and ($16) thousand for the years ended December 31, 2002, 2003 and 2004, respectively, represent net additional purchase payments (receipts) to Northwest Biotherapeutics, Millennium Pharmaceuticals and Corixa in 2002, to Northwest Biotherapeutics in 2003 and to Gilead, Pharma Pacific and Ability Biomedical shareholders in 2004. Pursuant to the terms of our agreements with these companies, under certain circumstances we were required to pay (or to receive) an amount equal to the difference between the proceeds received by these companies from the sale of any shares of our common stock delivered as payment of any installment of the purchase price of the assets and the total amount of the purchase price installment due under the agreements.

Interest Expense

Interest expense was primarily related to interest and amortization of issuance costs on our 4.50% Convertible Subordinated Notes issued in June 2001, or the 4.50% notes, our 4.25% Convertible Senior Notes issued in July 2003, or the 4.25% notes, and our 2.25% Senior Subordinated Notes issued in May 2004, or the 2.25% notes. Interest expense was $9.1 million, $11.8 million and $12.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. Interest expense in 2003 increased by $2.7 million, or 30% as compared to 2002 reflecting the addition of approximately five months of accrued interest on our 4.25% notes. Interest expense in 2004 increased by $1.1 million, or 9% as compared to 2003. The increase reflects a full year of interest expense on our 4.25% notes and the addition of approximately seven months of interest expense on our 2.25% notes, offset, in part, by a decrease in interest expense resulting from the redemption, repurchase and cancellation of the 4.50% notes in June and July of 2004. The 2.25% Notes are due in May 2011 and interest is payable semi-annually on May 15 and November 15 of each year. We expect interest expense to decrease in the future as a result of the redemption, repurchase and cancellation of the 4.50% Notes and the January 2005 conversion of our 4.25% notes (see further explanation under the section entitled “Other Liquidity Matters”).

Debt Conversion Expense

Debt conversion expense of $10.2 million for the year ended December 31, 2004 related to the make-whole payment associated with the December 2004 decision calling for the redemption of our 4.25% notes. Such amount was accrued as of December 31, 2004 and was paid in January 2005 (see further information under the section entitled “Cash Provided By Financing Activities”). There were no comparable charges for the years ended December 31, 2002 and 2003.

Net Loss on Extinguishment of Debt

In connection with a private placement of $150.0 million of our 2.25% notes (see further discussion under the section entitled “Liquidity and Capital Resources”) we repurchased and redeemed $142.0 million in aggregate principal amount of our 4.50% notes for cancellation. As a result of this repurchase and cancellation we recorded a loss on the early extinguishment of debt of approximately $4.5 million for the year ended December 31, 2004.

In January 2004, we and certain holders of our 4.50% notes completed an exchange and cancellation of $33.0 million in aggregate principal amount of the 4.50% notes, for the issuance of $21.986 million in aggregate principal of a new series of 4.25% notes and in connection therewith, we recorded a gain of approximately $0.3 million for 2004. We calculated the gain in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. EITF 96-19 requires that the gain on the early extinguishment of debt be computed using the fair value of the newly issued convertible debt which, at the time of the debt exchange, was trading at a premium to the principal amount of the notes. We classified the premium associated with the newly issued 4.25% notes of approximately $10.2 million as capital in excess of par value in accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.

Provision for Income Taxes

Our provision for income taxes of $0.1 million, $0.1 million and $31 thousand for the years ended December 31, 2002, 2003 and 2004, respectively, relates primarily to the New Jersey alternative minimum tax assessment which became effective in 2002.

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

Liquidity and Capital Resources

We require cash to fund our operations, to make capital expenditures and strategic investments, and to pay debt service on our convertible notes. Since inception, we have financed our operations through the sale of our securities in public and private placements, sales of our products for research purposes, development and manufacturing services, technology transfer and license fees and milestone payments. We expect to continue to fund our cash requirements from these sources in the future. In 2002, 2003, and 2004, we received net proceeds of $301.1 million from sales of our equity and debt securities.

At December 31, 2003 and 2004, we had $358.5 million and $374.5 million, respectively, in cash, cash equivalents and marketable securities. We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.

Cash Used in Operating Activities

Cash used in operating activities was $64.0 million, $89.3 million and $6.0 million for the years ended December 31, 2002, 2003 and 2004, respectively. This reflects an increase of $25.3 million in 2003 as compared to 2002 and a decrease of $83.3 million in 2004 as compared to 2003.

The 2003 increase was primarily due to higher research and development expenses (approximately $12.8 million) related to the development of our product pipeline, a decrease in interest and dividend income (approximately $6.2 million) due to lower interest rates as well as lower average cash balances and an increase in interest expense (approximately $2.7 million) representing the addition of approximately five months of interest on our 4.25% notes which were issued in July 2003. The 2004 decrease is primarily due to an increase in deferred contract revenue (approximately $99.1 million) resulting from the up-front payments associated with collaborations with each of Pfizer and MedImmune, offset in part, by higher research and development expenses (approximately $26.5 million). The increase in research and development expenses resulted primarily from higher personnel costs, expenses related to our facilities, third-party research and contract manufacturing costs, and the costs of clinical trials. All of these costs were higher as result of our increased clinical trial and product development activities.

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

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $93.9 million in 2002. Net cash used in investing activities was $22.6 million in 2003 and $33.8 million in 2004, respectively. Cash was provided by and used in investing activities primarily as follows:

•       Capital expenditures of $43.7 million, $8.9 million and $9.1 million in 2002, 2003 and 2004, respectively. Capital spending in 2002 reflects an investment in building improvements related to the expansion of our Milpitas, California, facility as well as leasehold improvements and the purchase of machinery, equipment and furniture and fixtures for our Sunnyvale, California, facility, which we leased in July 2002. The capital expenditures in 2003 and 2004 reflect an investment in laboratory automation as well as the addition of machinery and equipment.

•       Net sales of marketable securities were $136.7 million and $3.2 million in 2002 and 2003, respectively. The net sales of marketable securities in 2002 were primarily to fund operations and capital expenditures. The net sales of marketable securities in 2003 were the result of funding operations and capital expenditures offset by the net proceeds received ($121.2 million) from the sale of our 4.25% notes in July 2003.

•       Net purchases of marketable securities in 2004 were $27.9 million. The 2004 net purchases were the result of the proceeds received from the Pfizer collaboration ($110.0 million), the MedImmune collaboration ($15.0 million) and the net proceeds ($145.2 million) received for the private placement of our 2.25% notes, offset in part, by sales of marketable securities ($242.6 million) to fund operations and capital expenditures as well as to repurchase and redeem our 4.50% notes as discussed further in the section entitled “Cash Provided by Financing Activities”.

We expect 2005 capital expenditures to be approximately $15.0 million representing the purchase of machinery and scientific equipment and additional investment in lab automation.

Cash Provided by Financing Activities

Cash provided by financing activities was $0.6 million, $123.0 million and $31.6 million in 2002, 2003 and 2004, respectively. In 2002, cash provided by financing activities consisted primarily of proceeds received from the issuance of stock under our employee stock purchase plan of $0.5 million. In 2003, cash provided by financing activities consisted primarily of $121.2 million in net proceeds received from the sale of our 4.25% notes in July 2003 and $0.9 million from the issuance of common stock under our employee stock purchase plan. In 2004, cash provided by financing activities consisted primarily of $145.2 million in net proceeds received from the sale of our 2.25% notes in May 2004 and $31.8 million from sales of common stock primarily to Pfizer ($30.0 million) and the issuance of common stock under our employee stock purchase plan ($1.1 million), offset in part, by the repurchase, redemption and cancellation of our 4.50% notes ($144.6 million).

In July 2003, we completed a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended of $125 million in aggregate principal amount of our 4.25% notes to qualified institutional investors. The 4.25% notes were initially convertible into shares of our common stock at the rate of 148.8261 shares per each $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $6.72 per share, subject to anti-dilution adjustments. Interest was payable on February 15 and August 15 of each year. The first interest payment was made on February 15, 2004.

The 4.25% notes were scheduled to mature on August 15, 2010 and were redeemable at our option on or after August 15, 2006, or earlier if the price of our common stock exceeded specified levels. We received net proceeds from the private placement of the 4.25% notes of approximately $121.2 million (after deducting the initial purchasers’ discounts and offering expenses). As of December 31, 2004, we had purchased U.S. Treasury security strips to collateralize the notes in an amount sufficient to pay the four interest payments due on the 4.25% notes in 2005 and 2006. Such amount has been classified as segregated securities in the current assets section of our December 31, 2004, consolidated balance sheet.

On January 14, 2005, we completed the provisional redemption of all of our 4.25% notes which was previously announced in December 2004. Holders of all of the outstanding 4.25% notes ($146.986 million) converted their notes into a total of 21,875,353 shares of our common stock prior to the redemption date. In connection with the redemption, we paid approximately $12.5 million in cash representing the “make-whole” payment of $10.2 million and accrued interest of $2.3 million. We accrued the $10.2 million “make-whole” payment in the quarter ended December 31, 2004, at the time the redemption was announced.

In January 2004, we and certain holders of our 4.50% notes completed an exchange and cancellation of $33.0 million in aggregate principal amount of the 4.50% notes, for the issuance of $21.986 million in aggregate principal of a new series of 4.25% notes due August 15, 2010. As a result of this exchange and cancellation, our total convertible debt was reduced by $11.014 million.

In May 2004, we completed a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended, of $150.0 million in aggregate principal amount of our 2.25% notes to qualified institutional investors. The 2.25% notes are initially convertible into shares of our common stock at the rate of 72.9129 shares per each $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $13.72 per share, subject to anti-dilution adjustments. Interest is payable on May 15 and November 15 of each year. The first interest payment was made on November 15, 2004.

The 2.25% notes mature on May 15, 2011 and are redeemable at our option on or after May 20, 2009. Holders of the 2.25% notes may require us to repurchase the notes if we undergo a “change in control” as defined in the indenture. We received net proceeds from the private placement of the 2.25% notes of approximately $145.2 million (after deducting the initial purchasers’ discounts and offering expenses). The costs of issuance of the 2.25% notes of approximately $4.8 million have been deferred and are being amortized over the term of the 2.25% notes. In May 2011, or earlier if we undergo a change in control, we may be required to use a significant portion of our cash to repay the remaining balance ($150.0 million) of the 2.25% notes. If our cash is not sufficient to meet our obligations under the 2.25% notes, we would be required to seek additional financing.

In June 2001, we issued $175 million of our 4.50% notes. The 4.50% notes were scheduled to mature on July 1, 2006. Concurrent with the private placement of the 2.25% notes described above, we repurchased approximately $65.6 million in aggregate principal amount of our 4.50% notes for cancellation during the second quarter of 2004. On July 1, 2004, we completed the redemption and cancellation of the remaining balance of our 4.50% notes of approximately $76.4 million for approximately $77.7 million plus accrued interest of approximately $1.7 million.

Other Liquidity Matters

As of December 31, 2004, we had federal net operating loss (NOL) carryforwards of approximately $426.6 million. These NOL carryforwards will expire in the years 2005-2024 (as more fully described in Note 5 to the consolidated financial statements), if not utilized. During 2000 we determined that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred during 1998. The effect of this ownership change was the imposition of a $3.2 million annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of some NOL carryforward credits before utilization. At December 31, 2004 the amount of NOL subject to the limitation was $43.8 million and the amount not subject to limitation was $382.8 million.

In connection with our merger with Essex Medical Products in 1987, we are committed to pay to Essex Chemical Corporation, or Essex, 20% of our net after-tax income until a total of $1.0 million has been paid, contingent upon the occurrence of certain events. As the result of our net income in 2000 we accrued $0.7 million payable to Essex, which remains accrued at December 31, 2004. At our option, this obligation may be satisfied by the payment of shares of our common stock having a fair market value equal to the amount owed, provided such shares are registered for sale with the Securities and Exchange Commission.

Our wholly-owned subsidiary Celldex Therapeutics, Inc. has filed a registration statement with the Securities and Exchange Commission related to a proposed initial public offering of a portion of its common stock. As part of this transaction, we have assigned or licensed to Celldex certain intellectual property related to our vaccine technology, including the rights to MDX-1307, one of our product candidates for the treatment of cancer, as well as the IND associated with this product which became effective in February 2004. If the initial public offering is completed, we anticipate that we will continue to hold approximately 70% of the outstanding shares of common stock of Celldex. We cannot assure you that this transaction will be consummated.

In July 2004, we entered into an amendment to a collaboration and license agreement with Gilead, referred to herein as the Gilead Amendment. Under the terms of the Gilead Amendment, we agreed to pay Gilead a total of $8.5 million in eight equal quarterly installments of $1.063 million, payable at our election, in cash, registered shares of our common stock or a combination thereof, in exchange for (i) a reduction of certain future royalty payment obligations payable by us to Gilead, and (ii) an expansion of the scope of certain licenses from Gilead to us relating to certain intellectual property rights regarding anti-CTLA-4 products. The first of these payments was paid on August 2, 2004 through the issuance of 185,622 shares of our common stock to Gilead. The second payment was made on October 1, 2004 in cash. The third payment was made on January 3, 2005 in cash. The five remaining payments will be made on a quarterly basis, commencing on April 1, 2005 and ending on April 3, 2006. If we decide to make a quarterly installment payment in shares of our common stock, the number of shares of common stock subject to issuance for any installment will be determined by dividing (x) $1.063 million (less any cash paid in connection with the installment) by (y) the average of the closing sales prices of our common stock for each of the trading days during the five-trading-day period ending on (and including) the trading day that is two trading days immediately prior to the applicable date of issuance as publicly reported by NASDAQ. In the event that, during the 60-day period following the applicable date of issuance of such common stock, Gilead sells all of the shares of our common stock delivered as part of an installment payment under the Gilead License and the proceeds of such sale are less than $1.063 million (less any cash paid in connection with such installment), we must pay the difference to Gilead in cash. If such sale proceeds exceed $1.063 million (less any cash paid in connection with such installment), Gilead must pay us 50% of any such excess in cash. In the event that, during any such 60-day period, Gilead does not sell all of the shares of our common stock comprising the installment, there will be no such adjustment. In August 2004, we paid Gilead approximately $0.1 million representing the difference between the proceeds received by Gilead upon the sale of the 185,622 shares of common stock and the initial payment of $1.063 million.

In August 2004, we completed the acquisition of all of the outstanding capital stock not already owned by us of Ability Biomedical. Pursuant to this transaction, we acquired Ability Biomedical’s intellectual property related to IP-10, a protein believed to be associated with a variety of immune disorders, including multiple sclerosis, rheumatoid arthritis, inflammatory bowel disease, chronic obstructive pulmonary disease and type I diabetes.

Under the terms of the share purchase agreement with Ability Biomedical, we made cash payments totaling approximately $606 thousand and issued a total of 731,823 shares of our common stock valued at approximately $4.3 million in exchange for all of Ability Biomedical’s issued and outstanding stock not already owned by us. During the 60-day period following an issuance of shares of our common stock to the Ability Biomedical shareholders in connection with the acquisition, certain of such shareholders sold all of the shares issued to them for an amount less than the amount due to them under the share purchase agreement while certain other shareholders sold shares issued to them for an amount greater than the amount due them under the share purchase agreement. In accordance with the share purchase agreement, we received approximately $0.1 million representing 50% of the difference between the actual proceeds received and the amount due under the share purchase agreement.

Upon achievement of certain development milestones with respect to our anti-IP-10 antibody program, but no later than September 4, 2007, we may be required to pay the former shareholders of Ability Biomedical an additional amount of approximately $3.68 million in cash and/or common stock subject to fluctuations in currency exchange rates. In lieu of such additional payment, we also have the option to revert to the original joint collaboration agreement with the former shareholders of Ability Biomedical whereby each party would be responsible for 50% of the costs associated with the anti-IP-10 antibody.

In September 2004, we entered into a series of agreements with Pfizer. The first agreement amended our existing collaborative research and license and royalty agreements with Pfizer to provide for the discovery and development of up to 50 antibody products over ten years. The second and third agreements were a sublicense from us to Pfizer and a cross-license of certain patents and patent applications, in each case solely relating to our respective anti-CTLA-4 antibody programs. The fourth agreement was a stock purchase agreement also related to the anti-CTLA-4 programs. Pursuant to certain of these agreements, Pfizer made a total initial cash payment to us of $80.0 million and purchased 4,827,808 shares of our common stock at a purchase price equal to $6.21 per share for an aggregate purchase price of $30.0 million. These shares were issued in a private placement and the per share price represented a premium to market price at the time we entered into the collaboration.

In November 2004, we announced a collaboration and co-promotion agreement and a related securities purchase agreement with BMS. This collaboration became effective in January 2005. Under the terms of the collaboration, we and BMS have each granted the other certain intellectual property licenses and product rights on a worldwide basis in order to enable us to collaborate in research and development of certain therapeutic antibody-based products for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by us to BMS of a license to commercialize MDX-010, a fully human antibody product developed using our UltiMAb Human Antibody Development System, that is antagonistic to CTLA-4. MDX-010 is currently under investigation for the treatment of a broad range of cancers and other diseases. The collaboration also includes the grant by us to BMS of a sub-license to MDX-1379, a gp100 peptide vaccine licensed by us from the U.S. Public Health Service, for use with MDX-010 for the treatment of metastatic melanoma. We and BMS are currently conducting a Phase III clinical trial with MDX-010 and MDX-1379 combination therapy in Stage III and Stage IV metastatic melanoma patients at multiple sites within the U.S.

As part of the collaboration, we and BMS have committed to an initial multi-year budget of approximately $192.0 million to fund the development of MDX-010 as a potential treatment for a broad range of cancers. BMS will be responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the U.S. and Europe, with the remaining 35% to be paid by us. We and BMS will share equally the costs of any clinical trials of products intended solely for regulatory approval in the U.S., and BMS will be fully responsible for all development costs that relate solely to regulatory approval in Europe and other parts of the world.

Under the terms of the collaboration, we could receive up to $205.0 million from BMS if all regulatory milestones are met, plus up to an additional $275.0 million in sales-related milestones. We will also have the option to co-promote any products in the U.S., and, if we elect to exercise this option and have participated in the funding of the applicable Phase II clinical trial(s), we will receive 45% of any profits from commercial sales. In the event we choose not to exercise our co-promotion rights, BMS will have exclusive commercial rights in the U.S. and will pay us royalties on commercial sales. Outside the U.S., BMS will have exclusive commercial rights and will pay us royalties on commercial sales.

Pursuant to these agreements, BMS made an initial cash payment to us on January 21, 2005 of $25.0 million. In addition, BMS purchased a total of 2,879,223 unregistered shares of our common stock at a purchase price equal to $8.6829 per share for an aggregate purchase price of $25.0 million. These shares were issued in a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The purchase price represented a premium to the market price on the date we entered into the collaboration. BMS has agreed to a two-year lock-up period with respect to any sales of such stock. We have no future obligation to register such stock.

Contractual Obligations

Our material contractual obligations under lease, debt and research funding agreements for the next five years, and thereafter, as of December 31, 2004, are as follows:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(in thousands)
Contractual Obligations(1)
Convertible notes(2)	$—	$—	$—	$296,986	$296,986
Research funding	3,542	6,185	2,435	93	12,255
Operating leases and other	3,250	5,059	2,831	—	11,140
Total contractual cash obligations	$6,792	$11,244	$5,266	$297,079	$320,381

(1)          This table does not include (a) any milestone payments which may become payable to third parties under research collaborations or license agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts of such payments, timing and/or the likelihood of such payments are not known, (c) amounts, if any, that may be committed in the future to construct additional facilities, (d) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above and (e) any obligations related to the collaboration with BMS which became effective in January 2005.

(2)          Our convertible notes may be converted to common stock prior to the maturity date and, therefore, may not require the use of our capital resources. In January 2005, we completed the redemption of all of our 4.25% notes which was previously announced in December 2004. Holders of all of the outstanding 4.25% notes ($146.986 million) converted their notes into a total of 21,875,353 shares of our common stock prior to the redemption date. The aggregate amount of convertible notes outstanding in this table does not reflect the redemption of the 4.25% notes.

Financial Uncertainties Related to Potential Future Milestone Payments

Effective September 4, 2002, we entered into a collaboration and license agreement with Kirin, which provides for us to exchange with Kirin certain cross-licenses for each other’s technology for the development and commercialization of human antibody products. Pursuant to a letter of intent that was superceded by the collaboration and license agreement, we and Kirin developed the KM-Mouse, a unique crossbred mouse that combines the traits of our HuMAb-Mouse with Kirin’s TC Mouse™. Under the collaboration and license agreement, we are exchanging cross-licenses with Kirin with respect to the KM-Mouse and other antibody-generating mice. In addition, certain of the cross-licenses granted under the Collaboration and License Agreement are subject to license, milestone and royalty payments by one party to the other.

Through December 31, 2004, we have not made any milestone payments to Kirin although approximately $1.9 million has been accrued as of December 31, 2004 representing a payment due Kirin as a result of our collaboration with Pfizer. Based on a total of two products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2005, we may be required to make milestone payments to Kirin aggregating up to approximately $8.5 million with respect to such products, or a maximum of approximately $4.25 million per product. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestones payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through December 31, 2004, we had made milestone payments of approximately $0.3 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of five products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2006, we may be obligated to make future milestone payments aggregating up to approximately $22.5 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

Future Liquidity Resources

Our current sources of liquidity are our cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, contract and licensing revenue and sales of our products for research. We believe that such sources of liquidity will be sufficient to meet our operating, debt service, and capital requirements for at least the next 24 months. To the extent our 2.25% notes are converted into shares of our common stock on or before their maturity date, we will have use of that portion of the principal amount of the notes to fund our on-going operations. In any event, we may require additional financing within this time frame and may raise funds through public or private financings, line of credit arrangements, collaborative relationships and/or other methods. The use of cash on hand or other financial alternatives will depend on several factors including, but not limited to, the future success of our products in clinical development, the prevailing interest rate environment, and access to the capital markets. We cannot assure you that we will be able to raise such additional funds. We may be unable to raise sufficient funds to complete development of any of our product candidates or to continue operations. As a result, we may face delay, reduction or elimination of research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, we had elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continue to account for share based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense in only disclosed in the footnotes to the financial statements. We will be required to adopt Statement No. 123(R) no later than the quarter beginning July 1, 2005. We are currently in the process of evaluating the option valuation methods and adoption transition alternatives available under Statement 123(R). Although we have not yet determined the impact of Statement 123(R), it may be significant to our consolidated results of operations.

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

Item 8.                        Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Medarex, Inc.

We have audited the accompanying consolidated balance sheets of Medarex, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Genmab A/S, a corporation in which Medarex has a 25% interest, which represents 2.0% and 0.3% of total assets as of December 31, 2003 and 2004, respectively, and equity in net loss of affiliate which constitutes 32% in 2002, 12% in 2003 and 10% in 2004 of pre-tax loss. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Genmab A/S, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medarex, Inc. and subsidiaries at December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medarex, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
MetroPark, New Jersey
March 15, 2005

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$72,998	$64,843
Marketable securities	285,460	309,664
Segregated securities	5,617	12,301
Prepaid expenses and other current assets	6,244	6,708
Total current assets	370,319	393,516
Property, buildings and equipment:
Land	6,624	6,795
Buildings and leasehold improvements	74,764	77,995
Machinery and equipment	37,006	43,077
Furniture and fixtures	4,081	4,290
Construction in progress	4,384	2,821
	126,859	134,978
Less accumulated depreciation and amortization	(31,494)	(45,098)
	95,365	89,880
Investment in Genmab	10,976	1,657
Investment in IDM	48,199	41,206
Investments in, and advances to, other partners	11,182	10,482
Segregated securities	11,579	1,700
Other assets	10,106	10,904
Total assets	$557,726	$549,345
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,197	$4,998
Accrued liabilities	13,878	32,148
Deferred contract revenue—current	3,807	15,260
Total current liabilities	19,882	52,406
Deferred contract revenue—long-term	661	86,691
Other long-term liabilities	3,172	5,873
4.25% Convertible senior notes due August 15, 2010	125,000	146,986
2.25% Convertible senior notes due May 15, 2011	—	150,000
4.50% Convertible subordinated notes due July 1, 2006	175,000	—
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 79,501,080 shares issued and 79,007,564 outstanding at December 31, 2003 and 85,865,333 shares issued and 85,673,693 shares outstanding at December 31, 2004	795	859
Capital in excess of par value	639,784	699,380
Treasury stock, at cost 493,516 shares in 2003 and 191,640 shares in 2004	(1,242)	(482)
Deferred compensation	994	372
Accumulated other comprehensive income	6,560	6,649
Accumulated deficit	(412,880)	(599,389)
Total shareholders’ equity	234,011	107,389
Total liabilities and shareholders’ equity	$557,726	$549,345

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Year Ended
	December 31,
	2002	2003	2004
Sales	$176	$25	$—
Contract and license revenues	24,552	5,833	9,119
Sales, contract and license revenues from Genmab	14,751	5,316	3,355
Total revenues	39,479	11,174	12,474
Costs and expenses:
Cost of sales	8,327	3	—
Research and development	82,626	95,459	122,007
General and administrative	22,852	21,727	24,314
Write-off of facility costs	11,294	—	—
Acquisition of in-process technology	16,312	6,500	5,455
Total costs and expenses	141,411	123,689	151,776
Operating loss	(101,932)	(112,515)	(139,302)
Equity in net loss of affiliate	(50,625)	(14,997)	(19,791)
Interest and dividend income	18,495	12,342	7,145
Impairment loss on investments in partners	(11,886)	(1,400)	(7,309)
Additional (payments) receipts related to asset acquisitions	(2,425)	(31)	16
Interest expense	(9,065)	(11,777)	(12,845)
Debt conversion expense	—	—	(10,151)
Net loss on extinguishment of debt	—	—	(4,241)
Pre tax loss	(157,438)	(128,378)	(186,478)
Provision for income taxes	103	69	31
Loss before cumulative effect of change in accounting principle	(157,541)	(128,447)	(186,509)
Cumulative effect of change in accounting principle	—	(830)	—
Net loss	$(157,541)	$(129,277)	$(186,509)
Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(2.09)	$(1.64)	$(2.29)
Cumulative effect of change in accounting principle	—	(0.01)	—
Net loss	$(2.09)	$(1.65)	$(2.29)
Weighted average number of common shares outstanding
—basic and diluted	75,231	78,314	81,494

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

							Accumulated
	Common stock		Capital	Treasury Stock			other		Total
	Number of shares	Amount	in excess of par value	Number of shares	Amount	Deferred Compensation	comprehensive income (loss)	Accumulated deficit	shareholders’ equity
Balance at December 31, 2001	74,005,466	$740	$608,226	(1,129,226)	$(2,840)	$2,188	$310	$(126,062)	$482,562
Issuance of common stock for exercise of options and grant of restricted shares	160,800	2	859			(27)			834
Withdrawal from executive deferred compensation plan			11	333,834	839	(850)			—
Issuance of common stock for asset acquisition and license agreements, net	3,412,128	34	20,691						20,725
Issuance of common stock under the employee stock purchase plan	146,982	1	492						493
Net loss								(157,541)	(157,541)
Other comprehensive income (loss)—
foreign currency translation adjustment							(1,262)		(1,262)
unrealized gain on securities							6,332		6,332
Comprehensive loss									(152,471)
Balance at December 31, 2002	77,725,376	777	630,279	(795,392)	(2,001)	1,311	5,380	(283,603)	352,143
Issuance of common stock for exercise of options and grant of restricted shares	441,397	4	1,467			442			1,913
Withdrawal from executive deferred compensation plan				301,876	759	(759)			—
Issuance of common stock for asset acquisition and license agreements, net	1,158,352	12	7,088						7,100
Issuance of common stock under the employee stock purchase plan	175,955	2	950						952
Net loss								(129,277)	(129,277)
Other comprehensive income (loss)—
foreign currency translation adjustment							2,766		2,766
unrealized loss on securities							(1,586)		(1,586)
Comprehensive loss									(128,097)
Balance at December 31, 2003	79,501,080	795	639,784	(493,516)	(1,242)	994	6,560	(412,880)	234,011
Issuance of common stock for exercise of options and grant of restricted shares	201,450	2	869			138			1,009
Stock based compensation—Celldex			254						254
Issuance of vested restricted stock units under deferred compensation plan			722						722
Withdrawal from executive deferred compensation plan				301,876	760	(760)			—
Issuance of common stock as partial consideration for acquisition of Ability Biomedical	731,823	7	4,274						4,281
Issuance of common stock in connection with license agreements, net	426,547	5	2,556						2,561
Issuance of common stock under the employee stock purchase plan	176,625	2	1,067						1,069
Issuance of common stock in connection with Pfizer collaboration	4,827,808	48	29,952						30,000
Premium associated with convertible notes exchange			10,154						10,154
Appreciation of equity method investee			9,748						9,748
Net loss								(186,509)	(186,509)
Other comprehensive income (loss)—
foreign currency translation adjustment							724		724
unrealized loss on securities							(635)		(635)
Comprehensive loss									(186,420)
Balance at December 31, 2004	85,865,333	$859	$699,380	(191,640)	$(482)	$372	$6,649	$(599,389)	$107,389

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended
	December 31,
	2002	2003	2004
Operating activities:
Net loss	$(157,541)	$(129,277)	$(186,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	830	—
Depreciation	7,859	10,650	12,020
Amortization	3,084	4,613	8,914
Loss on sale of equipment	—	—	105
Stock options and awards to employees	631	773	1,203
Stock options and warrants to non-employees	(8)	—	—
Non cash revenue—IDM	(14,332)	—	—
Non cash revenue—Genmab	—	(834)	(1,166)
Licenses fees paid with stock	1,500	—	2,560
Write-off of facility costs	11,294	—	—
Write-off of in-process technology	14,157	6,100	5,455
Equity in net loss of Genmab	50,625	14,997	19,791
Impairment loss on investments in partners	11,886	1,400	7,309
Gain on exchange of convertible debt	—	—	(325)
Loss on redemption convertible debt	—	—	4,566
Gain on sale of partners’ stock	—	(1,530)	(1,664)
Deferred income taxes	250	—	—
Changes in operating assets and liabilities
Other current assets	11,393	3,799	(458)
Trade accounts payable	(453)	(489)	2,801
Accrued liabilities	(985)	214	20,769
Deferred contract revenue	(3,329)	(497)	98,649
Net cash used in operating activities	(63,969)	(89,251)	(5,980)
Investing activities:
Purchase of property and equipment	(43,691)	(8,890)	(9,074)
Proceeds from sale of land and equipment	906	—	600
Increase in investments and advances to affiliates and partners	—	(1,000)	(581)
Decrease (increase) in segregated cash	—	(15,896)	3,195
Purchase of marketable securities	(2,500)	(121,191)	(270,500)
Sales and maturities of marketable securities	139,205	124,407	242,573
Net cash provided by (used in) investing activities	93,920	(22,570)	(33,787)
Financing activities:
Cash received from sales of securities and exercise of stock options, net	680	2,091	31,850
Proceeds from sale of convertible subordinated notes, net	—	121,239	145,217
Repurchase of 4.50% convertible notes	—	—	(144,585)
Deferred offering costs—Celldex	—	—	(692)
Debt exchange costs	—	—	(100)
Principal payments under debt obligations	(88)	(323)	(78)
Net cash provided by financing activities	592	123,007	31,612
Net increase (decrease) in cash and cash equivalents	30,543	11,186	(8,155)
Cash and cash equivalents at beginning of period	31,269	61,812	72,998
Cash and cash equivalents at end of period	$61,812	$72,998	$64,843
Non-cash investing and financing activities:
Issuance of common stock for intangible assets	$20,725	$7,100	$—
Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$25	$108	$3
Interest	$7,985	$11,841	$10,789

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

1.   Organization and Description of Business

Medarex, Inc. (“Medarex” or the “Company”), incorporated in July 1987, is a biopharmaceutical company developing therapeutic products for cancer, inflammation, autoimmune disorders and other life-threatening and debilitating diseases based on its proprietary technology. The Company’s therapeutic products are currently under development and will need the approval of the U.S. Food and Drug Administration (“FDA”) prior to commercial distribution in the United States.

The Company has six wholly-owned subsidiaries: Medarex Europe B.V.; Houston Biotechnology Incorporated (“HBI”); GenPharm International, Inc. (“GenPharm”); Medarex Belgium, S.A.; Medarex Canada; and Celldex Therapeutics, Inc. (“Celldex”) As of December 31, 2004, the Company has significant investments in Genmab A/S (“Genmab”) (see Note 11) and Immuno-Designed Molecules S.A. (“IDM”) (see Note 12). The Company’s operations constitute one business segment. All significant intercompany balances and transactions have been eliminated in consolidation.

Celldex has filed a registration statement with the Securities and Exchange Commission related to a proposed initial public offering of a portion of its common stock. The Company has assigned or licensed to Celldex certain intellectual property related to the Company’s vaccine technology, including the rights to MDX-1307, one of the Company’s product candidates for the treatment of cancer, as well as the Investigational New Drug Application, or IND, associated with this product which became effective in February 2004. If the initial public offering is completed, the Company anticipates that it would continue to hold approximately 70% of the outstanding shares of common stock of Celldex.

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

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

In addition, the Company has investments in several of its partners whose securities are not publicly traded. These investments are accounted for under the cost basis. Because these securities are not publicly traded, the Company values these investments by using information acquired from industry trends, the management of these companies, financial statements, and other external sources. Specifically, the Company’s determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings, and potential strategic alternatives. Based on the information acquired through these sources, the Company records an investment impairment charge when it believes an investment has experienced a decline in value that is considered to be other than temporary.

The Company recorded investment impairment charges of $9.5 million, $0 and $0.2 million related to investments in partners whose securities are publicly traded for the years ended December 31, 2002, 2003 and 2004, respectively. In addition, the Company recorded investment impairment charges of $2.4 million, $1.4 million and $7.1 million in partners whose securities are privately held for the years ended December 31, 2002, 2003 and 2004, respectively.

Segregated Securities

Segregated securities primarily represent U.S. treasury security strips which collateralize interest payments related to the Company’s 4.25% convertible senior notes due August 15, 2010.

Financial Instruments

The fair values of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities and convertible subordinated notes payable are not materially different from their carrying amounts as of December 31, 2003 and 2004. Receivables from partners are concentrated primarily in the pharmaceutical and biotechnology industries. Although the Company’s partners are concentrated primarily within these two industries, management considers the likelihood of material credit risk as remote.

Property, Buildings and Equipment

Property, buildings and equipment are stated at cost. Depreciation is determined using straight-line methods over the estimated useful lives of the various asset classes. Useful lives for buildings and building improvements, furniture and fixtures and machinery and equipment principally range from fifteen to thirty years, five years and three to five years, respectively. Leasehold improvements are amortized over the estimated useful lives of the assets or the initial lease terms, whichever is shorter.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

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

Foreign Currency Translation

Investments in foreign affiliates accounted for under the equity method have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board (“FASB”) Statement No. 52, Foreign Currency Translation. All asset and liability accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss). As of December 31, 2004, the accumulated unrealized foreign exchange translation gain included in other comprehensive income was approximately $5.5 million.

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

•       Fees received from the licensing of the Company’s proprietary technologies for research and development performed by its customers and partners is recognized generally over the term of the respective license period beginning after both the license period has begun and the technology has been delivered.

•       Fees received for product development services are recognized ratably over the period during which the services are performed.

•       Milestone payments are recognized as revenue upon the achievement of mutually agreed milestones, provided that (i) the milestone event is substantive and its achievement is not

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

reasonably assured at the inception of the agreement, and (ii) there are no continuing performance obligations associated with the milestone payment.

•       Revenue arrangements that include multiple deliverables, are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

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

Stock-Based Compensation

At December 31, 2004, the Company has twelve stock option plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year ended December 31
	2002	2003	2004
Net loss, as reported	$(157,541)	$(129,277)	$(186,509)
Add: Non-cash employee compensation	631	773	1,203
Deduct: Total stock-based employee compensation expense determined under fair value method	(11,876)	(11,303)	(14,797)
Pro forma net loss	$(168,786)	$(139,807)	$(200,103)
Loss per share:
Basic and diluted, as reported	$(2.09)	$(1.65)	$(2.29)
Basic and diluted, pro forma	$(2.24)	$(1.79)	$(2.46)

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	2002	2003	2004
Expected dividend yield	0%	0%	0%
Expected stock price volatility	76.7%	64.0%	55.0%
Risk-free interest rate	3.5%	2.75%	3.60%
Expected life of options	5 years	5 years	5 years

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statements amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

Net Loss Per Share

Basic and diluted net loss per share are calculated in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per share is based upon the number of weighted average shares of common stock outstanding. Diluted net loss per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, which are included under the treasury stock method. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for all years presented, as their effect is antidilutive.

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

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

Adoption of SFAS No. 143 had no material impact on net loss before the cumulative effect of adoption in the year ended December 31, 2003 nor would it have had a material impact on a pro forma basis in 2002 assuming an adoption of SFAS No. 143 at such time.

Impact of Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, Medarex had elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continues to account for share based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense in only disclosed in the footnotes to the financial statements. Medarex will be required to adopt Statement No. 123(R) no later than the quarter beginning July 1, 2005. Medarex is currently in the process of evaluating the option valuation methods and adoption transition alternatives available under Statement 123(R). Although the Company has not yet determined the impact of Statement 123(R), it may be significant to its consolidated results of operations.

3.   Available for Sale Investments

Available for sale investments consist of the following as of December 31:

	2003				2004
	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Money market funds (included in cash and cash equivalents)	$64,459	$—	$—	$64,459	$57,984	$1	$(2)	$57,983
U.S. Treasury Obligations	18,175	27	(109)	18,093	32,746	2	(201)	32,547
U.S. Corporate Debt Securities	264,029	761	(1,687)	263,103	275,131	23	(1,267)	273,887
Equity Securities	1,509	2,755	—	4,264	674	2,556	—	3,230
	$348,172	$3,543	$(1,796)	$349,919	$366,535	$2,582	$(1,470)	$367,647

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

The Company’s available for sale investments have the following maturities at December 31, 2004:

Due in one year or less	$268,371
Due after one year, less than five years	99,276
Due after five years	—

For the years ended December 31, 2002, 2003 and 2004, realized gains totaled $1.8 million, $2.1 million and $2.3 million, respectively, and realized losses totaled $0, $0.1 million and $0, respectively. The cost of securities sold is based on the specific identification method.

Unrealized loss positions for which other-than-temporary impairments have not been recognized at December 31, 2004, is summarized as follows:

	Fair Value	Unrealized Loss
Less than one year	$290,323	$(1,305)
Greater than one year	21,279	(165)
	$311,602	$(1,470)

Unrealized losses in the portfolio relate to various debt securities including U.S. treasury obligations, asset backed securities and corporate bonds. For these securities, the unrealized losses were primarily due to increases in interest rates. The gross unrealized losses in the portfolio of investments represent less than one percent of the total fair value of the portfolio. The Company has concluded that unrealized losses in its investment securities are not other-than-temporary and the Company has the ability to hold securities to maturity date.

4.   Balance Sheet Detail

Other current assets consist of the following as of December 31:

	2003	2004
Interest and dividends receivable	$2,422	$2,198
Employee receivables	512	488
Prepaid insurance	1,745	2,011
Receivables from partners	190	915
Other	1,375	1,096
	$6,244	$6,708

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

Other assets consist of the following as of December 31:

	2003	2004
Deferred debt issuance costs, net	$6,502	$7,477
Patents, net	3,276	1,995
Acquired workforce, net	328	454
Deferred offering costs—Celldex	—	978
	$10,106	$10,904

Accrued liabilities consist of the following as of December 31:

	2003	2004
Accrued convertible debt redemption expense	$—	$10,151
Accrued construction and equipment costs	817	330
Accrued interest	2,317	2,793
Accrued compensation	5,746	5,902
Accrued contract manufacturing	—	1,984
Accrued license and royalty fees	—	6,313
Accrued professional fees	980	1,280
Due to Essex Chemical Corp.	667	667
Accrued clinical trial expenses	699	928
Other	2,652	1,800
	$13,878	$32,148

5.   Taxes

The provision (benefit) for income taxes is as follows:

	Year ended December 31
	2002	2003	2004
Federal
Current	$—	$—	$—
Deferred	—	—	—
Total federal	—	—	—
State
Current	103	34	21
Deferred	—	—	—
Total state	103	34	21
Foreign
Current	—	35	10
Deferred	—	—	—
Total foreign	—	35	10
Total	$103	$69	$31

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

The current foreign tax provision relates to foreign withholding taxes. The current state tax provision is attributable to the New Jersey alternate minimum tax assessment which became effective in 2002.

A reconciliation of the provision for income taxes and the amount computed by applying the federal income rate of 34% to loss before provision for income tax is as follows:

	Year ended December 31
	2002	2003	2004
Computed at statutory rate	$(53,529)	$(43,649)	$(63,403)
State income taxes, net of federal tax effect	68	(7,733)	(10,832)
In-process technology	—	—	1,836
Loss of foreign subsidiary	56	24	64
Foreign withholding taxes	—	23	7
Research and development credit carryforward benefit	—	(2,876)	(2,922)
Other	—	74	54
Other change in deferred tax valuation reserve	53,508	54,206	75,227
	$103	$69	$31

The components of deferred tax assets and liabilities consist of the following as of December 31:

	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$113,718	$165,789
Accrued compensation	271	1,196
Research and development capitalized for tax purposes	4,217	4,217
Deferred revenue	1,293	116
Research credits	8,449	10,505
Impairment loss on investments	15,463	25,615
License fees capitalized for tax purposes	1,049	6,117
In-process technology capitalized for tax purposes	9,533	9,671
Accrued debt “make-whole” payment	—	4,059
Accrued royalty	—	814
Cumulative effect—asset retirement obligation	332	332
Other	919	856
	155,244	229,287
Deferred tax asset valuation allowance	(154,225)	(229,287)
	1,019	—
Net deferred tax liabilities:
Unrealized gain	157	—
Fixed assets and amortization	862	—
	1,019	—
Net deferred tax assets	$—	$—

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

At December 31, 2004, approximately $18.0 million of gross deferred tax assets related to net operating loss (“NOL”) carryforwards representing tax benefits associated with the exercise of non-qualified stock options and the disqualifying disposition of stock acquired with incentive stock options. Such benefits, when realized, are credited to additional paid-in capital.

At December 31, 2004, the Company had federal NOL carryforwards of approximately $426.6 million. The NOL carryforwards expire in 2006 ($0.9 million), 2007 ($4.0 million), 2008 ($5.5 million), 2009 ($7.6 million), 2010 ($6.4 million), 2011 ($7.0 million), 2012 ($9.6 million), 2018 ($20.9 million), 2019 ($3.0 million), 2020 ($13.5 million), 2021 ($19.2 million), 2022 ($87.6 million), 2023 ($109.8 million) and 2024 ($131.6 million). The Company determined that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred during 1998. The effect of the ownership change is the imposition of a $3.2 million annual limitation on the use of NOL carryforwards attributable to periods before the change. At December 31, 2004, the amount of NOL subject to the limitation was $43.8 million and the amount not subject to limitation was $382.8 million.

The Company had federal research tax credit carryforwards at December 31, 2004 of approximately $9.6 million which expire between 2005 and 2024. As a result of the 1998 ownership change under Section 382, the use of approximately $1.4 million of these carryforwards is subject to limitation.

At December 31, 2004, the Company had state NOL carryforwards of approximately $258.3 million. These NOL carryforwards will expire in varying amounts between 2006 and 2013.

6.   Convertible Notes

4.50% Convertible Subordinated Notes

On June 26, 2001, the Company completed a public offering of $175.0 million of 4.50% Convertible Subordinated Notes due 2006 (the “4.50% Notes”). The 4.50% Notes were convertible into shares of common stock at a ratio of 34.6789 shares per each $1,000 principal amount of the notes ($28.84 per share), subject to adjustment, and were scheduled to mature in July 2006. The Company received net proceeds from the public offering of approximately $169.1 million.

The Company was obligated to pay interest on the 4.50% Notes on January 1 and July 1 of each year. Interest paid per $1,000 principal amount of 4.50% Notes for the period from issue date to January 1, 2002 was approximately $23,125. Interest payable per $1,000 principal amount of notes for each subsequent interest period was $22.50. Interest is calculated on the basis of a 360-day year consisting of twelve 30-day months. The 4.50% Notes were either repurchased and cancelled or redeemed and cancelled in 2004 (See Note 7).

4.25% Convertible Senior Notes

On July 23, 2003, the Company completed a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended, of $125.0 million of 4.25% Convertible Senior Notes due August 15, 2010 (the “4.25% Notes”) to qualified institutional investors. The 4.25% Notes were initially convertible into shares of the Company’s common stock at the rate of 148.8261 per each $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $6.72 per share, subject to anti-

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

dilution adjustments. As of December 31, 2004, the Company had a total of 21,875,353 shares of common stock reserved for issuance pursuant to the conversion of all of its 4.25% Notes.

In January 2004, the Company and certain holders of its 4.50% Notes completed an exchange and cancellation of $33.0 million principal amount of the 4.50% Notes for the issuance of $21.986 million in aggregate principal of a new series of the Company’s 4.25% Notes, in a limited number of transactions. As a result of this exchange and cancellation, the Company’s total convertible debt was reduced by $11.014 million. In addition, the Company recorded a gain on the early extinguishment of debt of approximately $0.3 million in connection with the exchange and cancellation. Such gain is included within net loss on the extinguishment of debt for the year ended December 31, 2004 in the Company’s consolidated statement of operations.

The Company paid interest on the 4.25% Notes on February 15 and August 15 of 2004. Interest payable per $1,000 principal amount of the 4.25% Notes for the period from the issue date to February 15, 2004 was approximately $23.85. Interest payable per $1,000 amount of the 4.25% Notes for the August 15, 2004 interest payment was $21.25.

The Company received net proceeds from the private placement of the 4.25% Notes of approximately $121.3 million (after deducting the initial purchasers’ discounts and offering expenses). As of December 31, 2004, the Company had purchased U.S. Treasury security strips to collateralize the notes in an amount sufficient to pay the four interest payments on the 4.25% Notes due in 2005 and 2006. Such amount has been classified as segregated securities in the current assets section of the Company’s December 31, 2004 consolidated balance sheet. The costs of issuance of the 4.25% Notes of approximately $3.8 million have been deferred and are being amortized over the term of the 4.25% Notes. The amortization of these costs are reflected in interest expense.

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

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

the five consecutive trading days ending on the third trading day immediately prior to the provisional redemption date.

In December 2004, the Company announced that it was calling for the redemption on January 14, 2004 of all of its outstanding 4.25% Notes. The total principal amount of the 4.25% Notes called for redemption was $146.986 million (see Note 21). In connection with the redemption, the Company accrued approximately $12.5 million as of December 31, 2004, representing the “make-whole” payment of $10.2 million as well as accrued interest of $2.3 million.

2.25% Convertible Senior Notes

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

The Company pays interest on the 2.25% Notes on May 15 and November 15 of each year beginning on November 15, 2004. Interest payable per $1,000 principal amount of the 2.25% Notes for the period from issue date to November 15, 2004 was approximately $12.00. Interest payable per $1,000 amount of the 2.25% Notes for each subsequent interest payment is $11.25.

The Company received net proceeds from the private placement of the 2.25% Notes of approximately $145.2 million (after deducting the initial purchasers’ discounts and offering expenses).

On or after May 20, 2009, the Company may redeem the 2.25% Notes, in whole or in part, at its option at a redemption price expressed as a percentage of principal amount, of 100.6% for the period between May 20, 2009 and May 15, 2010 and 100.3% for the 12 month period beginning on May 15, 2010.

The holders of the 2.25% Notes have the option, subject to certain conditions, to require the Company to repurchase the notes in the event of a “change in control”, as defined in the indenture at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the date of repurchase. The Company may pay the repurchase price in cash or, at the Company’s option, in shares of its common stock. Payments made in shares of the Company’s common stock will be valued at 95% of the average of the closing sales prices of the Company’s common stock for the five trading days immediately preceding the third trading day prior to the repurchase date.

7.   Debt Repurchase and Cancellation

During 2004 the Company repurchased, redeemed and cancelled the entire outstanding principal amount of its 4.50% Notes ($142.0 million).

The total charge associated with the Company’s repurchase, redemption and cancellation of its 4.50% Notes for the year ended December 31, 2004 was $4.5 million.

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

8.   Stock Options

The Company has twelve Stock Option Plans (the “Plans”). The purchase price of stock options under the Plans is determined by the Compensation and Organization Committee of the Board of Directors of the Company (the “Committee”). The term is fixed by the Committee, but no incentive stock option is exercisable after 10 years from the date of grant. Stock options generally vest over a four year period. At December 31, 2004, a total of 1,062,333 shares were available for future grants under the Plans.

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2002, 2003 and 2004 is as follows:

	2002		2003		2004
		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	6,765,191	$17.21	9,935,072	$13.64	11,629,594	$8.32
Granted	3,663,900	7.25	5,018,019	6.43	3,141,325	5.80
Exercised	(163,300)	5.64	(451,897)	2.52	(201,450)	(3.88)
Canceled	(330,719)	20.42	(2,871,600)	24.25	(324,282)	(7.53)
Outstanding at end of year	9,935,072	13.64	11,629,594	8.32	14,245,187	7.84
Exercisable at end of year	6,271,172	17.38	5,093,394	10.04	7,372,351	9.21
Weighted average fair value of options granted during the year		$4.69		$3.63		$2.99

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

Stock options outstanding at December 31, 2004 are summarized as follows:

	Outstanding	Weighted Average	Weighted	Exercisable	Weighted
	Options at	Remaining	Average	Options at	Average
Range of Exercise Price	December 31, 2004	Contractual Life	Exercise Price	December 31, 2004	Exercise Price
$ 1.47 to $ 5.61	5,186,285	7.28	$4.55	1,994,529	$3.03
$ 5.70 to $ 6.37	3,659,516	7.96	$6.34	2,658,236	$6.31
$ 6.46 to $12.50	3,596,112	8.78	$6.99	1,134,239	$7.14
$12.90 to $53.41	1,803,274	6.41	$22.09	1,585,347	$23.32
	14,245,187			7,372,351

9.   Deferred Compensation Plans

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

As of January 1, 2002, one individual had withdrawn early from this plan reducing the balance in treasury stock by 75,774 shares and reducing the deferred compensation by $0.2 million. During 2002, another individual elected to withdrawal early from this plan reducing the balance in treasury stock by 37,841 shares and reducing deferred compensation by $0.1 million. In addition, the remaining four individuals who had previously elected to have shares distributed received distributions further reducing the balance in treasury stock by 295,993 shares and deferred compensation by $0.7 million. During 2003 and 2004, there were further distributions from this plan reducing the balance in treasury stock by 301,876 shares each year and reducing deferred compensation by $0.8 million and $0.8 million, respectively.

As of December 31, 2004, a total of 157,800 shares of common stock remain to be distributed.

Deferred Compensation Programs

The Company maintains two deferred compensation programs under its 2001 Stock Option Plan. Under the deferred compensation programs, each of the Company’s executive officers elected to have a portion of their 2003 and 2004 bonuses, which were otherwise payable in cash, converted to restricted stock units representing shares of the Company’s common stock. Participants in the deferred compensation programs could elect to defer up to 50% of their respective bonuses. The number of restricted stock units awarded upon such conversion was determined by dividing (i) the amount of the bonus to be converted by (ii) the fair market value of the Company’s common stock on the grant date. Participants in the deferred compensation programs elected to defer receipt of the common stock portion of their bonuses until the earlier of three years from the grant date or the participant’s termination from the Company. The bonus portion deferred by each of the participants is matched by the Company and 25% of the match vested as of

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

the respective grant dates. So long as a participant remains employed by the Company, an additional 25% of the Company’s matching contribution vests on each anniversary of the respective grant dates for the next three years. All benefits under the deferred compensation programs are distributed in a single payment and will be paid exclusively in the form of shares of the Company’s common stock. The Company’s matching contribution was approximately $0.1 million and $0.3 million for the years ended December 31, 2003 and 2004, respectively.

10.   Collaboration Agreements

Kirin

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

Through December 31, 2004, the Company has not made any milestone payments to Kirin although approximately $1.9 million has been accrued as of December 31, 2004 representing a payment due Kirin as a result of the Company’s collaboration with Pfizer. Based on a total of two products the Company is developing, which use or the Company believes may use Kirin technology and that (i) are currently in clinical trials, or (ii) the Company anticipates may enter clinical trials through the end of 2006, the Company may be required to make milestone payments to Kirin aggregating up to approximately $8.5 million with respect to such products, or a maximum of approximately $4.25 million per product. The Company’s future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

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

Pfizer

In September 2004, the Company entered into a series of agreements with Pfizer, Inc. The first agreement amended the Company’s existing collaborative research and license and royalty agreements with Pfizer to provide for the discovery and development of up to 50 antibody products over ten years. The second and third agreements were a sublicense from the Company to Pfizer and a cross-license of certain patents and patent applications solely relating to the companies’ respective anti-CTLA-4 antibody programs. The fourth agreement was a stock purchase agreement also related to the anti-CTLA-4 programs. Pursuant to certain of these agreements, Pfizer made a total initial cash payment to the Company of $80.0 million and purchased 4,827,808 unregistered shares of the Company’s common stock at a purchase price equal to $6.21 per share for an aggregate purchase price of $30.0 million. The purchase price represented a small premium to market price at the time the Company entered into the collaboration.

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

MedImmune

In November 2004, the Company entered into an exclusive license and collaboration agreement with MedImmune, Inc. to develop antibodies targeting interferon-alpha and the type I interferon receptor 1. The collaboration initially focuses on two fully human antibodies, MDX-1103 and MDX-1333, that are currently in preclinical development by the Company for the treatment of autoimmune diseases.

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

Under the terms of the agreement, the Company received a payment of $15.0 million from MedImmune and has the ability to receive potential milestone payments for product candidates developed by the collaboration that enter into clinical development. MedImmune is fully responsible for all development costs up to the point of initiating pivotal trials of any product candidates. At that point, the Company has a choice for each potential product candidates. The Company can elect to enter into a profit sharing arrangement in the United States whereby the Company will pay its proportionate share of the future development costs and reimburse MedImmune for a proportionate share of MedImmune’s previous development costs plus interest. In addition, the Company would also have the option to enter into a co-promotion relationship with MedImmune in the United States for each such product. In the alternative, the Company can elect to forego any further funding for the product candidates, and MedImmune will be responsible for all costs of development and commercialization. In that case, the Company will be entitled to milestone payments and substantial royalties on any sales in the United States. The Company is also entitled to milestone payments and substantial royalties on any product sales in the rest of the world.

Gilead

In July 2004, the Company entered into an amendment to a Collaboration and License Agreement with Gilead Sciences, Inc. (the successor in interest to NeXstar Pharmaceuticals, Inc.), referred to herein as the Gilead Amendment. Under the terms of the Gilead Amendment, the Company agreed to pay Gilead a total of $8.5 million in eight equal quarterly installments of $1.063 million, payable at the Company’s election, in cash, registered shares of its common stock or a combination thereof, in exchange for (i) a reduction of certain future royalty payment obligations, payable by the Company to Gilead, and (ii) an expansion of the scope of certain licenses from Gilead to the Company relating to certain intellectual property rights regarding anti-CTLA-4 products. The first of these payments was paid on August 2, 2004 through the issuance of 185,622 shares of the Company’s common stock to Gilead. The second payment was made on October 1, 2004 in cash. The third payment was made on January 3, 2005 in cash. The five remaining payments will be made on a quarterly basis, commencing on April 1, 2005 and ending on April 3, 2006. If the Company decides to make a quarterly installment payment in shares of its common stock, the number of shares of common stock subject to issuance for any installment will be determined by dividing (x) $1.063 million (less any cash paid in connection with the installment) by (y) the average of the closing sales prices of the Company’s common stock for each of the trading days during the five-trading-day period ending on (and including) the trading day that is two trading days immediately prior to the applicable date of issuance as publicly reported by NASDAQ. In the event that, during the 60-day period following the applicable date of issuance of such common stock, Gilead sells all of the shares of the Company’s common stock delivered as part of an installment payment under the Gilead License and the proceeds of such sale are less than $1.063 million (less any cash paid in connection with such installment), the Company must pay the difference to Gilead in cash. If such sale proceeds exceed $1.063 million (less any cash paid in connection with such installment), Gilead must pay the Company 50% of any such excess in cash. In the event that, during any such 60-day period, Gilead does not sell all of the shares of the Company’s common stock comprising the installment, there will be no such adjustment. In August 2004, the Company paid Gilead approximately $0.1 million representing the difference between the proceeds received by Gilead upon the sale of the 185,622 shares of common stock and the initial payment of $1.063 million.

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

11.   Transactions with Genmab

In August 2000, the Company entered into a binding memorandum of understanding, or the Genomics Agreement, with Genmab, pursuant to which the Company granted Genmab rights to market its transgenic mouse technologies for multi-target (five or more targets) genomics partnerships to certain pharmaceutical and biotechnology companies whose headquarters are located in Europe. Under the terms of the Genomics Agreement, Genmab may market the Company’s human antibody technology (a) for large multi-target (five or more targets) partnerships to any Europe-based company except for: (i) certain Medarex partners, including Novartis, Merck KGaA, Schering, Aventis Behring, Immuno-Design Molecules S/A, or IDM, and Scil Biomedicals GmbH; and (ii) any European based pharmaceutical company with worldwide revenues in excess of $1 billion in 1999, provided, however, that Genmab may market the Company’s human antibody technology to Sanofi/Synthélabo and Boehringer Ingelheim, and (b) for non-large multi-target (less than five targets) partnerships, to any company worldwide. The Company also has the right to participate in Genmab’s large multi-target (five or more targets) partnerships, thereby sharing in certain costs and commercial benefits. The Company retains all rights to market its technology to companies headquartered outside of Europe and to all companies for non-large multi-target (less than five targets) partnerships in Europe. Certain license fees, milestones and royalties due to the Company under its previously existing agreement with Genmab were reduced. The Genomics Agreement also provides that, under certain circumstances, the Company must negotiate in good faith to manufacture antibodies for Genmab’s partnerships. Finally, the Genomics Agreement grants Genmab certain rights to access technologies acquired by the Company from Biosite Incorporated and Kirin.

The Genomics Agreement has an initial term of five years (expiring in August 2005) with a right exercisable by Genmab to extend the term for an additional two years. For each year of the agreement and during the term of any extension, the Company will receive $2.0 million per year from Genmab. At Genmab’s option, these amounts may be paid in either cash or capital stock. During each of the years ended December 31, 2002, 2003 and 2004, the Company recognized $2.0 million of revenue from this agreement.

As of January 1, 2002, the Company owned approximately 31.6% of the outstanding stock of Genmab. In June 2002, Genmab announced that one of its corporate partners had purchased shares of Genmab stock in connection with an antibody collaboration. As a result of this transaction, the Company’s ownership percentage was reduced to approximately 31.3%.

In September 2002, Genmab issued a press release in which it announced that its HuMax-CD4 product, a fully human antibody that targets the CD4 receptor on cells known as T-cells, was found not to be effective in combination with methotrexate in a Phase II study of 155 patients with active rheumatoid arthritis. Following this press release, the market value of Genmab’s stock decreased by approximately 60%, and accordingly, the Company recorded an impairment charge of $31.0 million, which was deemed to be other than temporary at the time. The impairment charge of $31.0 million is included in equity in net loss of affiliate in the Company’s consolidated statement of operations for the year ended December 31, 2002.

In July 2003, the Company received 246,914 shares of Genmab stock valued at $2.0 million representing payment for the fourth of five annual payments under the August 2000 Genomics Agreement

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

between the Company and Genmab (described above). The Company’s ownership percentage in Genmab increased to approximately 32.0% as a result of the receipt of the 246,914 shares of Genmab stock.

In July 2004 Genmab completed a private placement of 5.6 million shares of its stock. As a result of this private placement, the Company’s ownership percentage of Genmab was reduced to approximately 24.7%. The difference between the Company’s proportionate share of the additional equity raised was approximately $9.7 million and was accounted for in accordance with APB Opinion No.18, The Equity Method of Accounting for Investment in Common Stock, and Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary. This transaction is reflected as an increase to capital in excess of par value in the Company’s consolidated financial statements as of and for the year ended December 31, 2004.

The Chairman of the Company’s board of directors is also on the board of directors of Genmab. In addition, the President and Chief Executive Officer of the Company, who is also a member of the board of directors of the Company, and the President and Chief Executive Officer of Genmab are husband and wife. The President and Chief Executive Officer of Genmab and the Chief Scientific Officer of Genmab have consulting agreements with the Company. No services were rendered under these consulting agreements for the years ended December 31, 2002, 2003 and 2004.

As of December 31, 2004, the market value of the Company’s investment in Genmab was approximately $134.8 million.

Summary financial information for Genmab is as follows as of and for the years ended December 31, 2002, 2003 and 2004:

	2002	2003	2004
Current Assets	$199,648	$178,596	$217,582
Non Current Assets	23,890	19,487	15,044
Current Liabilities	22,649	12,606	12,796
Non Current Liabilities	3,328	3,117	3,833
Revenue	—	10,500	750
Gross Profit	—	10,500	750
Net Loss	(62,053)	(47,613)	(70,787)

12.   Transactions with IDM

In July 2000, the Company entered into an agreement with IDM whereby the Company licensed to IDM certain of its technologies in exchange for equity units in IDM. As a result of this transaction, the Company realized a gain from the transfer of its technology of approximately $40.5 million (based upon an independent valuation). In accordance with SAB No. 104, Revenue Recognition in Financial Statements, the Company recognized the $40.5 million gain as revenue over a two-year period ending in September 2002 for financial statement reporting purposes. The Company recognized $14.3 million, $0 and $0, as non-cash revenue from this transaction during the years ended December 31, 2002, 2003 and 2004, respectively. For tax reporting purposes, the entire gain on the transfer of technology was taxable to the Company at the time the transaction closed in 2000.

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

In December 2004, IDM completed a private placement of its equity securities at a per share price which was less than the Company’s cost basis in IDM. As a result, the Company recorded  a non-cash investment impairment charge of approximately $7.0 million during the fourth quarter of 2004. If the Company deems its investment in IDM to be further impaired at the end of any future period, the Company may incur additional non-cash investment impairment charges on this investment.

The Company currently accounts for its interest in IDM under the cost method. The Company’s equity ownership in IDM is approximately 8% as of December 31, 2004. With the closing of the agreement in September 2000, the Company was issued 7,528 Class B shares and 192,278 units, each unit comprising one Class B share and 19 warrants allowing each to purchase one convertible or redeemable bond into one Class B share. If the warrants are exercised and converted or redeemed, the Company would own an additional 3,653,282 Class B shares of IDM, which would give the Company an equity interest in IDM of approximately 23%. The warrants are exercisable between September 2002 and September 2010, for bonds that in turn are convertible into or redeemable in Class B shares six months after the exercise.

One of the members of the Company’s Board of Directors acts as the Company’s representative on the board of directors of IDM.

13.   Commitments and contingencies

The Company is obligated under non-cancelable operating leases for laboratory, production and office space in New Jersey and California. These leases expire on various dates between March 2006 and July 2009. The Company is also obligated under certain research and license agreements. A summary of the Company’s commitments as of December 31, 2004 is as follows:

	2005	2006	2007	2008	2009	2010
Operating leases	$3,250	$2,607	$2,452	$2,141	$690	$—
Research funding	7,793	5,218	3,093	2,343	93	93
Total	$11,043	$7,825	$5,545	$4,484	$783	$93

The Company incurred rent expense of $4.0 million in 2002, $3.5 million in 2003 and $3.9 million in 2004.

The Company has secured a bank letter of credit pursuant to the requirements of its Annandale, New Jersey lease. This letter of credit in the amount of $1.3 million is fully cash collateralized and the cash is categorized as segregated securities in the balance sheet.

The Company has entered into a number of other agreements that contain in-licenses of third-party technology (other than Kirin—see Note 10) which may be used together with the Company’s own platform technologies for the generation, development and/or manufacture of its antibody products. In addition, the Company has entered into other third-party agreements that contain in-licenses associated with antibody products that target specific antigens. Many of these agreements contain milestones payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of the Company’s products currently under development trigger such milestone payments. Through December 31, 2004, the Company had made milestone payments under these agreements of approximately $0.3 million. In addition, under the agreements the

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

Company currently has in place (other than with Kirin), based on a total of five products the Company is developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which the Company anticipates may enter clinical trials before the end of 2006, the Company may be obligated to make future milestone payments aggregating up to approximately $22.5 million with respect to such products. In general, potential milestone payments for antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these milestone payments per product include:

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

The Company has a contingent commitment to pay $1.0 million to Essex Chemical Corporation (“Essex”) without interest in installments equal to 20% of net after tax earnings of the Company in future years. The Company’s contingent commitment, as amended, to pay up to $1.0 million out of future earnings may be satisfied, at the Company’s option, through the payment of cash or shares of the Company’s common stock having a fair market value equal to the amount owed, provided that such shares are registered with the Securities and Exchange Commission. The Company accrued $0.7 million related to this liability during 2000, which remains accrued at December 31, 2004.

In the ordinary course of its business, the Company is at times subject to various legal proceedings. The Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

14.   Segment Information

The Company is an integrated monoclonal antibody-based company with antibody discovery, development and clinical manufacturing capabilities. The operations of the Company and its wholly-owned subsidiaries constitute one business segment.

Revenue from partners representing 10% or more of total revenues for the years ended December 31, 2002, 2003 and 2004 is as follows:

Partners	2002	2003	2004
Genmab	37%	48%	26%
Pfizer	—	—	20%
Amgen	3%	15%	8%
Lilly	11%	7%	6%
IDM	36%	—	—

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

No other single partner accounted for more than 10% of the Company’s total revenues for the years ended December 31, 2002, 2003 and 2004, respectively.

15.   Employee Savings Plan

The Company maintains a 401(k) savings plan. Employees may contribute up to 15% of their annual salaries. The Company may make matching contributions of up to 4% of a participant’s annual salary. During 2002, 2003 and 2004, the Company made contributions to the plan totaling $0.4 million, $0.6 million and $0.6 million, respectively.

16.   Asset Acquisition

In May 2002, the Company and its newly created subsidiary Medarex Belgium, S.A. entered into an Asset Purchase Agreement with Corixa Corporation, Coulter Pharmaceutical, Inc., a wholly owned subsidiary of Corixa Corporation, and Corixa Belgium S.A., a wholly-owned subsidiary of Corixa Corporation (collectively referred to as “Corixa”). Under the terms of the Asset Purchase Agreement, the Company acquired certain selected assets and business operations of Corixa, including certain preclinical product candidates and programs related to the research and development of therapeutic products for the treatment of autoimmune diseases, cancer and infectious diseases. In addition, the Company retained approximately 30 Corixa employees related to such product candidates and programs.

Under the terms of the Asset Purchase Agreement, the Company acquired the assets for $21.0 million (excluding transaction costs of $0.4 million). A total of 3,086,075 shares of common stock with a fair value of $19.25 million were issued to Corixa along with cash of $1.75 million as payment for the $21.0 million purchase price. In the event that, during any month during the six-month period following the closing of the transaction, Corixa sold all of the shares of the common stock delivered as payment for the preceding monthly installment and the proceeds of such sale were less than $3.5 million, the Company was required to pay the difference to Corixa in cash. The Company paid Corixa approximately $2.3 million representing the difference between the proceeds received by Corixa from the sale of the Company’s common stock and the total amount due under the six monthly installments. Such amount is included as a charge to earnings in the Company’s consolidated statement of operations for the year ended December 31, 2002.

The Company also purchased from Corixa certain equipment and laboratory supplies for $2.5 million, of which approximately $2.1 million was capitalized with the remaining $0.4 million charged to expense.

The cost of the asset acquisition in 2002 was $21.4 million, of which $0.4 million represented transaction costs. This amount has been allocated as follows based upon an independent third party valuation using the income approach:

In-process technology	$16,312
Patents	4,388
Acquired workforce	705
$21,405

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

The $16.3 million of in-process research and development, which was charged to operations in 2002, was determined not to be technologically feasible and had no alternative future uses. Patents and acquired workforce are being amortized over useful lives of five years and three years, respectively.

The value of the acquired in-process research and development was determined by estimating the related probability-adjusted net cash flows, which were then discounted to a present value using a rate of 25%. The discount rate was based on the Company’s estimated weighted average cost of capital taking into account the risk associated with the technologies acquired. The projected cash flows from such projects were based on estimated revenues and operating profits related to such projects considering the state of development of each of technologies acquired, the time and resources needed to develop the technologies, the estimated life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound including obtaining FDA and other regulatory approvals.

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

17.   Acquisition of Ability Biomedical Corporation

On August 5, 2004, the Company completed the acquisition of all of the outstanding capital stock not already owned by the Company of Ability Biomedical Corporation, a privately held Canadian biotechnology company. Pursuant to such acquisition, the Company acquired Ability Biomedical’s intellectual property related to IP-10, a protein believed to be associated with a variety of immune disorders, including multiple sclerosis, rheumatoid arthritis, inflammatory bowel disease, chronic obstructive pulmonary disease and type I diabetes.

The purchase price consisted of 731,823 shares of Medarex common stock (valued at approximately $4.3 million), cash payments of approximately $0.6 million and transaction costs of approximately $0.2 million. In addition, the Company had owned shares of Ability Biomedical prior to the acquisition, which were valued at approximately $0.6 million, therefore the total cost of the acquisition was $5.7 million. During the 60-day period following the issuance of shares of the Company’s common stock to the Ability Biomedical shareholders in connection with the acquisition, certain shareholders sold all of the shares

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

issued to them for an amount less than the amount due to them under the share purchase agreement while certain other shareholders sold shares issued to them for an amount greater than the amount due them under the share purchase agreement. In accordance with the share purchase agreement, the Company received approximately $0.1 million representing 50% of the difference between the actual proceeds received and the amount due under the share purchase agreement. Such amount is included within “additional (payments) receipts related to asset acquisitions” in the Company’s consolidated statement of operations for the year ended December 31, 2004.

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

The total cost of the acquisition was $5.7 million. This amount has been allocated as follows:

In-process technology	$5.4
Net assets (primarily cash and cash equivalents)	0.3
$5.7

The assets and liabilities assumed have been recorded at their estimated fair market values at the date of acquisition. Since technological feasibility of the in-process research and development costs have not yet been established and the technology had no alternative future use at the acquisition date, the in-process research and development costs of $5.4 million were immediately written-off and included in the results of operations for the year ended December 31, 2004.

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

19.   Employee Stock Purchase Plan

In May 2002, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) which currently authorizes the issuance of 1,500,000 shares of its common stock pursuant to purchase rights granted to eligible employees of the Company. The ESPP provides a means by which employees purchase common stock of the Company through payroll deductions of up to 10% of their base compensation. At the end of each of two purchase periods during the calendar year, the Company uses accumulated payroll deductions

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

to purchase, on behalf of participating employees, shares of common stock at a price equal to the lower of 85% of the fair market value of a share of common stock (i) on July 1, 2004 or (ii) at the end of each six month purchase period. The purchase periods under the ESPP end on June 30 and December 31 of each year. Generally all employees, including executive officers, who work at least 20 hours per week and five months per year may participate in the ESPP. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the ESPP. During the years ended December 31, 2002, 2003 and 2004, 146,982, 175,955 and 176,625 shares of common stock were issued under the ESPP resulting in net proceeds to the Company of $0.5 million, $1.0 million and $1.1 million, respectively.

20.   Quarterly Financial Information—Unaudited

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2004:

2003	March 31,	June 30,	September 30,	December 31,	Total
Sales	$25	$—	$—	$—	$25
Contract and license revenues	3,939	2,251	2,260	2,699	11,149
Total revenue	3,964	2,251	2,260	2,699	11,174
Cost of sales	3	—	—	—	3
Loss before provision for income taxes	(28,765)	(29,111)	(33,267)	(37,235)	(128,378)
Net loss	(29,623)	(29,125)	(33,270)	(37,259)	(129,277)
Basic and diluted net loss per share	$(0.38)	$(0.37)	$(0.43)	$(0.47)	$(1.65)

2004	March 31,	June 30,	September 30,	December 31,	Total
Sales	$—	$—	$—	$—	$—
Contract and license revenues	1,929	1,910	3,682	4,953	12,474
Total revenue	1,929	1,910	3,682	4,953	12,474
Cost of sales	—	—	—	—	—
Loss before provision for income taxes	(30,954)	(43,550)	(54,825)	(57,149)	(186,478)
Net loss	(30,960)	(43,553)	(55,007)	(56,989)	(186,509)
Basic and diluted net loss per share	$(0.39)	$(0.55)	$(0.68)	$(0.66)	$(2.29)

21.   Subsequent Events

Bristol-Myers Squibb Collaboration

In January 2005, the Company announced the closing of a collaboration and co-promotion agreement and a related securities purchase agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which the Company and BMS have each granted the other certain intellectual property licenses and product rights on a worldwide basis in order to enable the parties to collaborate in research and development of certain therapeutic antibody-based products for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by the Company to BMS of a license to commercialize MDX-010, a fully human antibody product developed using the Company’s UltiMAb Human Antibody Development System, that is antagonistic to cytotoxic T-lymphocyte antigen 4 (CTLA-4).

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2002, 2003 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

MDX-010 is currently under investigation for the treatment of a broad range of cancers and other diseases. The collaboration also includes the grant by the Company to BMS of a license to MDX-1379, a gp100 peptide vaccine, for use with MDX-010 for the treatment of metastatic melanoma.

As part of the collaboration, the two companies have committed to an initial multi-year budget of approximately $192.0 million to fund their development of MDX-010 as a potential treatment for a broad range of cancers. BMS will be responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of products intended solely for regulatory approval in the United States, and BMS will be fully responsible for all development efforts that relate solely to regulatory approval in Europe and other parts of the world.

Under the terms of the collaboration, the Company could receive up to $205.0 million from BMS if all regulatory milestones are met, plus up to an additional $275.0 million in sales-related milestones. The Company will also have the option to co-promote any products in the United States, and, if the Company elects to exercise this option and has participated in the funding of the applicable Phase III clinical trial(s), the Company will receive 45% of any profits from commercial sales. In the event the Company chooses not to exercise its co-promotion rights, BMS will have exclusive commercial rights in the United States and will pay the Company royalties on any commercial sales. Outside the United States, BMS will have exclusive commercial rights and will pay the Company royalties on any commercial sales.

Pursuant to these agreements, BMS made an initial cash payment to the Company of $25.0 million. In addition, BMS purchased a total of 2,879,223 unregistered shares of the Company’s common stock at a purchase price equal to $8.6829 per share for an aggregate purchase price of $25.0 million. The purchase price represented a small premium to the market price on the date the Company entered into the collaboration.

Redemption of 4.25% Notes

In January 2005, the Company completed the provisional redemption of all of its outstanding 4.25% Notes which was previously announced in December 2004. Holders of all of the outstanding 4.25% Notes ($146.986 million) converted their notes into a total of 21,875,353 shares of the Company’s common stock prior to the redemption date. In connection with the redemption, the Company paid approximately $12.5 million in cash primarily representing the “make-whole” payment of $10.2 million described in Note 6 as well as accrued interest of $2.3 million. The Company accrued the $10.2 million “make-whole” payment in the quarter ended December 31, 2004, at the time the redemption was announced. In connection with this transaction, unamortized debt issuance costs of approximately $3.2 million were reclassified to capital in excess of par value.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Genmab A/S:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Genmab A/S and its subsidiaries (a development stage company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended and, cumulatively, for the period from June 11, 1998 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers
Statsautoriseret Revisionsinteressentskab
Copenhagen, Denmark, February 8, 2005
/s/ JENS RØDER
State Authorized Public Accountant

Genmab A/S (A development stage company)
Consolidated Statements of Operations

	Note	12 months ended December 31, 2004	12 months ended December 31, 2004	12 months ended December 31, 2003	12 months ended December 31, 2002	Total since inception
		DKK’000	USD’000	DKK’000	DKK’000	DKK’000
			(Unaudited)
Revenues		4,101	750	68,326	—	72,427
Costs and expenses:
Research and development costs	8	373,330	68,280	345,983	396,234	1,389,123
General and administrative expenses	8	72,044	13,177	64,552	86,847	302,686
Impairment loss on manufacturing facility	6	—	—	—	42,907	42,907
Total costs and expenses		445,374	81,457	410,535	525,988	1,734,716
Operating loss		(441,273)	(80,707)	(342,209)	(525,988)	(1,662,289)
Interest income		38,625	7,064	36,362	70,424	265,689
Interest expenses		(1,802)	(330)	(2,047)	(2,184)	(10,280)
Other expense, net	3	(17,597)	(3,218)	(2,449)	(19,338)	(31,867)
Loss before provision for income taxes		(422,047)	(77,191)	(310,343)	(477,086)	(1,438,747)
Provision (benefit) for income taxes	4	—	—	(66)	326	265
Net loss		(422,047)	(77,191)	(310,277)	(477,412)	(1,439,012)
Basic and diluted net loss per share (in DKK/USD)		(15.9)	(2.9)	(13.6)	(21.4)
Weighted average number of shares outstanding during the year—basic and diluted		26,470,014	26,470,014	22,830,818	22,336,150

The accompanying notes are an integral part of these consolidated financial statements.

Genmab A/S (A development stage company)
Consolidated Balance Sheets

	Note	December 31, 2004	December 31, 2004	December 31, 2003
		DKK’000	USD’000	DKK’000
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Includes restricted cash of DKK 27,727 thousand at December 31, 2004 and DKK 11,269 at December 31, 2003)		419,566	76,737	308,916
Marketable securities	5	738,862	135,135	726,860
Other current assets		31,224	5,710	28,227
Total current assets		1,189,652	217,582	1,064,003
Non-current assets:
Plant and equipment, net	6	57,353	10,489	73,160
Other securities and equity interests	9	5,726	1,047	5,726
Licenses and rights	7	10,725	1,962	33,773
Deposits and other assets, net		8,452	1,546	3,446
Total non-current assets		82,256	15,044	116,105
Total Assets		1,271,908	232,626	1,180,108

The accompanying notes are an integral part of these consolidated financial statements.

Genmab A/S (A development stage company)
Consolidated Balance Sheets

	Note	December 31, 2004	December 31, 2004	December 31, 2003
		DKK’000	USD’000	DKK’000
		(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Current liabilities:
Trade accounts payable		15,768	2,884	24,033
Accrued liabilities		46,150	8,441	34,009
Short-term portion of payable technology rights	10	—	—	11,495
Short-term portion of lease liabilities	16	8,044	1,471	5,569
Total current liabilities		69,962	12,796	75,106
Long-term liabilities:
Long-term portion of lease liabilities	16	20,960	3,833	18,568
Total Liabilities		90,922	16,629	93,674
Commitment and contingencies	16
Shareholders' Equity:
Common stock, DKK1.00 par value, 29,752,363 shares authorized, issued and outstanding at December 31, 2004, and 22,980,534 at December 31, 2003 and 22,716,620 at December 31, 2002	11	29,752	5,442	22,981
Share Premium		2,596,981	474,976	2,093,750
Deficit accumulated during development stage		(1,439,012)	(263,189)	(1,016,965)
Accumulated other comprehensive income		(6,735)	(1,232)	(13,332)
Total Shareholders' Equity		1,180,986	215,997	1,086,434
Total Liabilities and Shareholders' Equity		1,271,908	232,626	1,180,108

The accompanying notes are an integral part of these consolidated financial statements.

Genmab A/S (A development stage company)
Consolidated Statements of Shareholders’ Equity
For the year ended December 31, 2004

				Deficit		Accumulated other comprehensive income
	Number of shares	Share Capital	Share Premium	accumulated during development stage	Unearned compensation	Unrealized gains/ (losses) on securities	Cumulative translation adjustments	Shareholders’ equity	Shareholders’ equity
		DKK’000	DKK’000	DKK’000	DKK’000	DKK’000	DKK’000	DKK’000	USD’000
									(Unaudited)
December 31, 2003	22,980,534	22,981	2,093,750	(1,016,965)	0	(18,099)	4,767	1,086,434	198,704
Issuance of shares for cash	5,623,000	5,623	472,332					477,955	87,416
Expenses related to share issues			(32,342)					(32,342)	(5,914)
Exercise of warrants	1,148,829	1,148	63,241					64,389	11,776
Loss for the period				(422,047)				(422,047)	(77,191)
Other comprehensive income:
Translations gains							(238)	(238)	(44)
Unrealized gain on marketable securities						2,236		2,236	409
Unrealized exchange rate gain on marketable securities						4,599		4,599	841
Comprehensive loss								(415,450)	(75,985)
December 31, 2004	29,752,363	29,752	2,596,981	(1,439,012)	0	(11,264)	4,529	1,180,986	215,997

The accompanying notes are an integral part of these consolidated financial statements.

Genmab A/S (A development stage company)
Consolidated Statements of Shareholders’ Equity
For the year ended December 31, 2003

				Deficit		Accumulated other comprehensive income
	Number of shares	Share Capital	Share Premium	accumulated during development stage	Unearned compensation	Unrealized gains/ (losses) on securities	Cumulative translation adjustments	Shareholders’ equity
		DKK’000	DKK’000	DKK’000	DKK’000	DKK’000	DKK’000	DKK’000
December 31, 2002	22,716,620	22,717	2,079,994	(706,688)	0	(1,262)	4,408	1,399,169
Issuance of shares by debt conversion	246,914	247	12,716					12,963
Expenses related to share issues			256					256
Exercise of warrants	17,000	17	784					801
Loss for the period				(310,277)				(310,277)
Other comprehensive income:
Translations gains							359	359
Unrealized loss on marketable securities						(6,774)		(6,774)
Unrealized exchange rate loss on marketable securities						(10,063)		(10,063)
Comprehensive loss								(326,755)
December 31, 2003	22,980,534	22,981	2,093,750	(1,016,965	0	(18,099)	4,767	1,086,434

The accompanying notes are an integral part of these consolidated financial statements.

Genmab A/S (A development stage company)
Consolidated Statements of Shareholders’ Equity
For the year ended December 31, 2002

				Deficit		Accumulated other comprehensive income
	Number of shares	Share Capital	Share Premium	accumulated during development stage	Unearned compensation	Unrealized gains/ (losses) on securities	Cumulative translation adjustments	Shareholders’ equity
		DKK’000	DKK’000	DKK’000	DKK’000	DKK’000	DKK’000	DKK’000
December 31, 2001	21,812,020	21,812	1,931,797	(229,276)	(13,062)	655	4	1,711,930
Issuance of shares for cash	880,100	880	157,537					158,417
Expenses related to share issues			(2,923)					(2,923)
Exercise of warrants	24,500	25	1,330					1,355
Adjustment of value of warrants granted			(7,747)		7,747			—
Expense recognized for warrants granted					5,315			5,315
Loss for the period				(477,412)				(477,412)
Other comprehensive income:
Translations gains							4,404	4,404
Unrealized loss on marketable securities						(1,063)		(1,063)
Unrealized exchange rate loss on marketable securities						(854)		(854)
Comprehensive loss								(474,925)
December 31, 2002	22,716,620	22,717	2,079,994	(706,688)	0	(1,262)	4,408	1,399,169

The accompanying notes are an integral part of these consolidated financial statements.

Genmab A/S (A development stage company)
Consolidated Statements of Shareholders’ Equity
For the period from inception (June 11, 1998) to December 31, 2004

				Deficit accumulated		Accumulated other comprehensive income
	Number of shares	Share Capital	Share Premium	during development stage	Unearned compensation	Unrealized gains/(losses) on securities	Cumulative translation adjustments	Shareholder’ equity	Shareholders’ equity
		DKK’000	DKK’000	DKK’000	DKK’000	DKK’000	DKK’000	DKK’000	USD’000
									(Unaudited)
June 11, 1998	125,000	125	0	0	0	0	0	125	23
Issuance of shares for cash	7,518,566	7,519	1,035,654					1,043,173	190,792
Issuance of shares for licenses	437,596	438	94,515					94,953	17,366
Issuance of shares by debt conversion	246,914	247	12,716					12,963	2,371
Exercise of warrants	1,193,469	1,192	66,375					67,567	12,358
Expenses and foreign currency fluctuations related to share issues			(38,901)					(38,901)	(7,115)
Issuance of bonus shares	14,230,818	14,231	(14,231)					—	—
Issuance of shares at initial public offering	6,000,000	6,000	1,553,689					1,559,689	285,260
Expenses related to initial public offering			(138,546)					(138,546)	(25,339)
Adjustment of value of warrants granted			20,040		(20,040)			—	—
Expense recognized for warrants granted					20,040			20,040	3,665
Transaction entered into by principal shareholder on company’s behalf			5,670		(5,670)			—	—
Expensed portion of transaction entered into by principal shareholder on company’s behalf					5,670			5,670	1,037
Loss for the period				(1,439,012)				(1,439,012)	(263,189)
Other comprehensive income:
Translation gains							4,529	4,529	828
Unrealized loss on marketable securities						(3,506)		(3,506)	(641)
Unrealized exchange rate loss on marketable securities						(7,758)		(7,758)	(1,419)
Comprehensive loss								(1,445,747)	(264,421)
December 31, 2004	29,752,363	29,752	2,596,981	(1,439,012)	0	(11,264)	4,529	1,180,986	215,997

The accompanying notes are an integral part of these consolidated financial statements.

Genmab A/S (A development stage company)
Consolidated Statements of Cash Flows

	12 months ended December 31, 2004	12 months ended December 31, 2004	12 months ended December 31, 2003	12 months ended December 31, 2002	Total since inception
	DKK’000	USD’000	DKK’000	DKK’000	DKK’000
		(Unaudited)
Operating activities:
Net loss	(422,047)	(77,191)	(310,277)	(477,412)	(1,439,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,615	5,599	32,843	16,971	85,046
Amortization	23,048	4,215	30,827	30,497	141,759
Impairment loss	—	—	—	42,170	42,170
Non-cash interest expense reversed	432	79	5,661	8,564	33,131
Non-cash interest income and non-cash other expense reversed	12,164	2,225	(18,300)	(9,871)	(30,361)
Expensed value of warrants granted	—	—	—	5,315	20,040
Other non-cash transactions	(1,243)	(227)	(402)	(384)	3,641
Paid technology rights	(12,228)	(2,236)	(13,865)	—	(43,005)
Changes in operating assets and liabilities, net of acquisition:
Other current assets	278	51	33,179	1,379	(291)
Trade accounts payable	(8,106)	(1,483)	(48,317)	51,234	23,086
Accrued liabilities	10,101	1,848	(14,951)	23,628	43,910
Net Cash used in operating activities	(366,986)	(67,120)	(303,602)	(307,909)	(1,119,886)
Investing activities:
Deposits on leasehold	(712)	(129)	1,238	(407)	(4,158)
Purchase of plant and equipment, net	(7,878)	(1,441)	(13,123)	(86,865)	(163,235)
Investments in other securities and equity interests, net	—	—	1,743	(1,839)	(30,012)
Non-current receivables	(5,947)	(1,088)	—	—	(5,947)
Purchase of marketable securities	(1,163,346)	(212,771)	(1,676,845)	(5,037,176)	(12,573,072)
Sales of marketable securities	1,152,106	210,715	2,050,130	5,364,432	11,833,985
Net cash provided by (used in) investing activities	(25,777)	(4,714)	363,143	238,145	(942,439)
Financing activities:
Increase in restricted cash	(16,458)	(3,010)	(11,269)	—	(27,727)
Cash received from sales of stock, net	445,613	81,501	256	155,494	2,425,541
Warrants exercised	64,389	11,776	801	1,355	67,567
Paid installments on lease liabilities	(6,589)	(1,205)	(4,628)	—	(11,217)
Net cash provided by (used in) financing activities	486,955	89,062	(14,840)	156,849	2,454,164
Net increase (decrease) in cash and cash equivalents	94,192	17,228	44,701	87,085	391,839
Cash and cash equivalents at the beginning of period	297,647	54,438	252,946	165,861	—
Cash and cash equivalents at the end of period	391,839	71,666	297,647	252,946	391,839
Supplemental schedule of non-cash contributions:
Acquisitions of licenses and rights	—	—	—	—	57,532
Liabilities assumed	(19,744)	(3,611)	(15,370)	(13,395)	(106,041)
Assets acquired	19,744	3,611	15,370	13,395	143,461
Shares issued for licenses and rights contributed	—	—	—	—	(94,952)

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

Unless otherwise indicated, translations herein of financial information into USD have been made using the Danish Central Bank spot rate on December 31, 2004, which was USD 1.00 = DKK 5.4676.

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

As of January 1, 2003, the Group adopted EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21), which addresses how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration must then be allocated among the separate units of accounting based on their relative fair values. EITF 00-21 also supersedes certain guidance set forth in SAB 101. In 2003, we also adopted SAB 104, “Revenue Recognition” (SAB 104), which revises or rescinds certain interpretive guidance regarding SAB 101 that was in conflict with the provisions of EITF 00-21.

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

	12 months ended December 31, 2004	12 months ended December 31, 2004	12 months ended December 31, 2003	12 months ended December 31, 2002	Total since inception
	DKK’000	USD’000	DKK’000	DKK’000	DKK’000
		(Unaudited)
Net loss, as reported	(422,047)	(77,191)	(310,277)	(477,412)	(1,439,012)
Total stock-based employee compensation expense determined under fair value based method for all awards	(45,315)	(8,288)	(43,004)	(33,625)	(139,799)
Stock-based employee compensation expense included in reported net loss	—	—	—	4,668	7,451
Pro forma net loss	(467,362)	(85,479)	(353,281)	(506,369)	(1,571,360)
Net loss per share, basic and diluted (in DKK/USD)	(15.9)	(2.9)	(13.6)	(21.4)
Pro forma net loss per share, basic and diluted (in DKK/USD)	(17.7)	(3.2)	(15.5)	(22.7)

The fair value of each warrant grant is estimated on the date of the grant using the Black Scholes pricing model with the following assumptions.

	2004	2003
Expected dividend yield	0%	0%
Expected stock price volatility	44%	54%
Risk-free interest rate	3.25%	3.73%
Expected life of warrants—preceeding warrant scheme	4 years	4 years
Expected life of warrants—current warrant scheme	6 years	—

The expected stock price volatility has been determined as the historical volatility of the company’s stock price for the latest 12 months prior to the balance sheet date.

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

1.   Accounting Policies (Continued)

Stock-Based Compensation (Continued)

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

The weighted average number of common shares outstanding used to calculate diluted net loss per share was 26,470,014, 22,830,818 and 22,336,150 for the years ended December 31, 2004, 2003 and 2002, respectively. The amount of potentially dilutive warrants excluded from the diluted net loss per share calculation, since they were anti-dilutive, is as follows:

Year ended December 31, 2004	4,031,046
Year ended December 31, 2003	4,455,450
Year ended December 31, 2002	4,236,575

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

Marketable Securities (Continued)

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

Items costing less than DKK 10,800 are expensed in the year of acquisition. Depreciation as well as profit and loss in connection with the replacement of tangible fixed assets, are expensed as research and development costs or general and administrative expenses, as appropriate.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R requires that all public entities must apply FIN 46 to all legal entities in existence prior to January 31, 2003, to the first reporting period ended after March 15, 2004. For all new legal entities formed after January 31, 2003, the provisions of the Interpretation must be adopted immediately upon formation. The adoption of FIN 46 did not have an impact on the company’s financial position, cash flows or results of operation.

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

1.   Accounting Policies (Continued)

New Accounting Pronouncements (Continued)

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which established standards for how an issuer of financial instruments should classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or in some circumstances, as an asset). If there is a conditional or unconditional duty of responsibility of the issuer to transfer assets or to issue equity shares to satisfy the instrument. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an effect on the company’s financial position, cash flows or results of operations.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease”. This Issue provides guidance as to whether a contract contains a lease that should be accounted for under FASB Statement No. 13. The EITF requires that companies review all agreements concerning plant, property and equipment to determine whether it contains a lease because the contract a) explicitly or implicitly specifies the plant, property and equipment to be used to satisfy the contract, b) provides the counterparty with the right to operate, access or direct others to operate the plant, property and equipment with at least a minor amount of the output, and c) facts and circumstances indicate that it is remote that one or more parties other than the purchaser will take more than a minor amount of the output that will be produced or generated during the term of the arrangement. The consensus in this Issue should be applied to a) arrangements agreed to or committed to, if earlier, after the beginning of an entity’s next reporting period beginning after May 28, 2003, b) arrangements modified after the beginning of an entity’s next reporting period beginning after May 28, 2003, and c) arrangements acquired in business combinations initiated after the beginning of an entity’s next reporting period beginning after May 28, 2003. The adoption of this EITF did not have an impact on the company’s financial position, cash flows or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (“SFAS 123R”), “Share-Based Payment”, which is effective for public companies in periods beginning after June 15, 2005. This statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method (as disclosed) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets”, which is effective for non-monetary asset exchanges occurring in fiscal periods beginning after December 2004. This statement amends the guidance in

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

1.   Accounting Policies (Continued)

New Accounting Pronouncements (Continued)

APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We do not expect the adoption of SFAS 153 to have an effect on the company’s financial position, cash flows or results of operations.

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

In 2003, Genmab recognized its first revenue since inception, DKK 68 million in milestone payments from our partner, Amgen. However, since the company has only recognized limited revenue, it is still considered a development stage company in accordance with SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.” There are no assurances of significant future revenues from its research and development activities as there is a high degree of risk and uncertainty. The ability of the company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors could include, but are not limited to, the need for additional financing, the reliance on collaborative arrangements for research and development, marketing and product commercialization and the ability to develop or obtain manufacturing, sales and marketing capabilities. Additional factors could include maintaining patents and proprietary technologies, technological change and risk of obsolescence, development of products, competition, government regulations and regulatory approval, and product liability exposure. As a result of the aforementioned factors and related uncertainties, there can be no assurance of the company’s future success.

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

3.   Other Expense, net

	12 months ended December 31, 2004	12 months ended December 31, 2004	12 months ended December 31, 2003	12 months ended December 31, 2002	Total since inception
	DKK’000	USD’000	DKK’000	DKK’000	DKK’000
		(Unaudited)
Realized gains on securities	12,853	2,351	13,996	13,369	44,897
Exchange rate gains	17,103	3,128	33,349	16,581	112,572
Realized loss on securities	(21,512)	(3,934)	(1,660)	(14,059)	(36,726)
Impairment loss on other securities and equity interests	—	—	(4,525)	(5,858)	(24,610)
Exchange rate losses	(26,041)	(4,763)	(43,609)	(29,371)	(128,000)
	(17,597)	(3,218)	(2,449)	(19,338)	(31,867)

4.   Income Taxes

The provision for income taxes for the twelve-month period ended December 31, 2004, 2003 and 2002 is DKK 0, DKK 0, and DKK 200 thousand, respectively. In 2003, the company recognized DKK 66 thousand as refunded taxes expensed and paid in prior years. The tax expense for 2002 includes calculated tax for 2002 of DKK 200 thousand and DKK 126 thousand related to prior years. A reconciliation of the provision for income taxes and the amount computed by applying the applicable tax rate of 30% to income before tax is as follows:

	12 months ended December 31, 2004	12 months ended December 31, 2004	12 months ended December 31, 2003	12 months ended December 31, 2002
	DKK’000	USD’000	DKK’000	DKK’000
		(Unaudited)
Income taxes at statutory rate	(126,614)	(23,157)	(93,103)	(143,126)
Permanent differences	172	31	1,710	2,267
Permanent differences related to expensed warrants	—	—	—	1,595
Change in valuation allowance to unrealized gains and losses	2,050	375	(5,051)	575
Other changes	(4,994)	(913)	(45)	(2,035)
Change in tax rate	—	—	—	(89)
Expired tax losses	3,088	565	—	—
Adjustment to prior years’ deferred tax	—	—	—	(2,737)
Other changes in deferred tax valuation allowance	126,298	23,099	96,423	143,876
Provision for income taxes	0	0	(66)	326

At December 31, 2004, the parent company had net tax loss carry-forwards of approximately DKK 1,379,360 thousand for income tax purposes of which DKK 189,253 thousand expires in 2005 and 2006. DKK 1,190,107 thousand can be carried forward without limitation. In addition, the parent company had deductible temporary differences of approximately DKK 41,397 thousand.

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

4.   Income Taxes (Continued)

For local tax purposes, the subsidiaries had net tax loss carry-forwards and deductible temporary differences totaling DKK 9,443 thousand.

Significant components of the deferred tax assets are as follows:

	December 31, 2004	December 31, 2004	December 31, 2003	December 31, 2002
	DKK’000	USD’000	DKK’000	DKK’000
		(Unaudited)
Tax deductible losses	1,386,099	253,511	970,886	662,335
Licenses and rights	35,411	6,477	35,431	27,672
Property and equipment	2,685	491	(1,733)	(5,509)
Other securities and equity interests	4,525	828	4,525	—
Other temporary differences	1,480	271	97	3,298
Accumulated temporary differences	1,430,200	261,578	1,009,206	687,796
Deferred tax asset, calculated at 30%	429,060	78,473	302,762	206,339
Valuation allowance	(429,060)	(78,473)	(302,762)	(206,339)
	0	0	0	0

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

	December 31, 2004	December 31, 2004	December 31, 2003
	DKK’000	USD’000	DKK’000
		(Unaudited)
Cost at the end of the period	749,159	137,018	744,584
Unamortized cost	885	162	293
Total amortized costs at the end of the period	750,044	137,180	744,877
Unrealized loss at the end of the period	(3,647)	(667)	(5,883)
Unrealized foreign exchange loss at the end of the period	(7,535)	(1,378)	(12,134)
Net book value	738,862	135,135	726,860

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

5.   Marketable Securities (Continued)

Specification of Portfolio as of December 31, 2004

	Cost	Cost	Market Value	Market Value
	DKK’000	USD’000	DKK’000	USD’000
		(Unaudited)		(Unaudited)
Kingdom of Denmark bonds	455,187	83,252	454,520	83,130
Other Danish securities	238,057	43,539	236,637	43,280
	693,244	126,791	691,157	126,410
US Government and Federal Agency Notes	28,714	5,252	25,006	4,573
US Corporate Notes	28,086	5,137	22,699	4,152
	56,800	10,389	47,705	8,725
Total securities	750,044	137,180	738,862	135,135

Scheduled maturities per December 31, 2004

	Cost	Cost	Market Value	Market Value
	DKK’000	USD’000	DKK’000	USD’000
		(Unaudited)		(Unaudited)
Maturity within one year	151,930	27,787	144,028	26,342
Maturity from one to three years	598,114	109,393	594,834	108,793
Total securities	750,044	137,180	738,862	135,135

Specification of Portfolio as of December 31, 2003

	Cost	Cost	Market Value	Market Value
	DKK’000	USD’000	DKK’000	USD’000
		(Unaudited)		(Unaudited)
Kingdom of Denmark bonds	437,075	79,939	432,062	79,022
Other Danish securities	213,023	38,961	214,094	39,157
	650,098	118,900	646,156	118,179
US Government and Federal Agency Notes	54,184	9,910	46,412	8,489
US Corporate Notes	40,302	7,371	34,292	6,272
	94,486	17,281	80,704	14,761
Total securities	744,584	136,181	726,860	132,940

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

5.   Marketable Securities (Continued)

Scheduled maturities per December 31, 2003

	Cost	Cost	Market Value	Market Value
	DKK’000	USD’000	DKK’000	USD’000
		(Unaudited)		(Unaudited)
Maturity within one year	129,802	23,740	122,469	22,399
Maturity from one to four years	614,782	112,441	604,391	110,540
Total securities	744,584	136,181	726,860	132,939

6.   Plant and Equipment, net

	December 31, 2004	December 31, 2004	December 31, 2003
	DKK’000	USD’000	DKK’000
	(Unaudited)
Machinery and other equipment	68,193	12,472	84,222
Fixed assets under construction	47,781	8,739	47,176
Leasehold improvements	32,684	5,978	30,195
Cost at the end of the period	148,658	27,189	161,593
Accumulated depreciation at the end of the period	(49,135)	(8,987)	(46,263)
Accumulated impairment loss on fixed assets under construction at the end of the period	(42,170)	(7,713)	(42,170)
Net book value	57,353	10,489	73,160
Net book value of assets under finance lease included above	28,357	5,186	23,448

7.   Licenses and Rights, net

	December 31, 2004	December 31, 2004	December 31, 2003
	DKK’000	USD’000	DKK’000
	(Unaudited)
Cost at the end of the period	152,484	27,889	152,484
Accumulated amortization at the end of the period	(141,759)	(25,927)	(118,711)
Net book value	10,725	1,962	33,773

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

8.   Depreciation and Amortization

	12 months ended December 31, 2004	12 months ended December 31, 2004	12 months ended December 31, 2003	12 months ended December 31, 2002	Total since inception
	DKK’000	USD’000	DKK’000	DKK’000	DKK’000
		(Unaudited)
Licenses and rights (amortized)	23,048	4,215	30,827	30,497	141,759
Property and equipment (depreciated)	30,615	5,600	32,843	16,971	85,045
	53,663	9,815	63,670	47,468	226,804
Depreciation and amortization was classified as follows:
Research and development costs	47,999	8,779	56,888	42,996	208,804
General and administrative expenses	5,664	1,036	6,782	4,472	18,000
	53,663	9,815	63,670	47,468	226,804

9.   Other Securities and Equity Interests

	December 31, 2004	December 31, 2004	December 31, 2003
	DKK’000	USD’000	DKK’000
	(Unaudited)
Cost at the end of the period	10,251	1,875	10,251
Accumulated impairment loss at the end of the period	(4,525)	(828)	(4,525)
Net book value	5,726	1,047	5,726

Other securities and equity interests consist of investments in strategic partners of Genmab. As per December 31, 2004, such investments comprise equity shares in Scancell Ltd. and Paradigm Therapeutics Ltd., both privately held British biotech companies.

Until 2003, other securities and equity interests also included equity shares in Oxford GlycoSciences Plc., a publicly held British biotech company. During 2003, Oxford GlycoSciences was acquired by Celltech and our shares were sold.

As of December 31, 2004 and 2003, the company has recorded accumulated impairment losses on the investments of DKK 4,525 thousand and DKK 4,525 thousand, respectively, as a result of significant declines in the value of these investments, which are determined to be “other than temporary.”

10.   Payable Technology Rights

In 2000, Genmab entered into the Genomics Agreement with Medarex, Inc. See Note 14 for additional details. Under this agreement, Genmab was required to pay USD 2 million annually for four consecutive years beginning on August 26, 2001. The company calculated the net present value of these payments using an interest rate of 5.71% per annum and capitalized this amount as licenses and rights. A

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

10.   Payable Technology Rights (Continued)

corresponding amount was recorded as a liability in the balance sheet. The company recognized imputed interest on the outstanding payment. In August 2004, the final payment under the Genomics Agreement was paid to Medarex.

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

In December 2002, the company delisted from the Neuer Markt of the Frankfurt Stock Exchange. The primary reason for this delisting was that trading in this market was limited compared to the administration costs in connection with the listing.

In July 2003, the company issued 246,914 ordinary shares to Medarex, pursuant to the Genomics Agreement entered into in August 2000. The shares were issued through GenPharm International, Inc.

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

11.   Share Capital (Continued)

In July 2004, the company completed an international private placement with issuance of 5,623,000 new ordinary shares, raising gross proceeds to the company of DKK 478 million.

At 31 December 2004, the total number of outstanding shares was 29,752,363. Each share has a nominal value of DKK 1 and one vote.

12.   Warrants

Warrant Scheme

Since inception, Genmab A/S has established warrant schemes, which have the primary objective of giving those who help build the company an opportunity to share in the value of the business that they are helping to create. The warrant schemes are meant to provide an incentive for all Group employees, members of the board of directors and members of the executive management as well as certain external consultants with a long-term relationship with us.

All employees to date have been granted warrants in connection with their employment.

Warrants are granted by our board of directors in accordance with authorizations given to it by the company’s shareholders. The most recent warrant scheme was adopted by the board of directors in August 2004.

Under the terms of the recent warrant schemes, warrants are granted at an exercise price equal to the share price on the grant date. According to the company’s Articles of Association, the exercise price cannot be fixed at a lower price than the market price at the grant date.

The warrant schemes contain anti-dilution provisions if changes occur in the company’s share capital prior to the warrants being exercised.

Warrants Granted From August 2004

Under the current warrant scheme, effective from August 2004, warrants can be exercised from one year after the grant date. The warrant holder may as a general rule only exercise 25% of the warrants granted per full year of employment or affiliation with Genmab after the grant date. However, the warrant holder will be entitled to exercise all warrants granted regardless of termination of the relationship in instances where the employment or consultancy relationship is terminated without the warrant holder having given the company a good reason to do so. All warrants lapse at the tenth anniversary of the grant date.

Warrants Granted Prior to August 2004

Half of warrants granted under these warrant schemes can be exercised one year after the grant date with the other half exercisable two years after the grant date. The exercise period lasts for three years from the date when a warrant first becomes exercisable. If the warrants are not exercised within these periods, they lapse.

The exercise of warrants is not conditional upon continued employment or affiliation with Genmab. However, if the warrant holder exercises warrants, then upon the conclusion of employment or affiliation, the holder is obligated to offer to sell a specified percentage of shares issued back to the company. The sell

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

12.   Warrants (Continued)

back clause is not applicable in the event of   termination  as a result of the company’s breach of the employment of affiliation contract. The sell back clause defines the percentage of shares that the holder is required to offer to sell back to the company in accordance with the following schedule:

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

Warrant Activity

In February 1999, the company’s shareholders authorized the board of directors to grant 250,000 warrants. In January 2000, the company’s shareholders authorized the board of directors to grant an additional 600,000 warrants. The number of warrants authorized was increased by an additional 1,257,730 warrants in June 2000 and 2,163,533 in August 2000. In April 2003, the board of directors was authorized to grant an additional 500,000 warrants by the company’s shareholders and in April 2004, this number of warrants authorized was increased by an additional 1,250,000 warrants. Accordingly, as per December 31, 2004, the board of directors has been authorized to grant a total of 6,021,263 warrants.

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

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

12.   Warrants (Continued)

A summary of warrant activity and related information for the company’s warrant compensation plans is as follows:

	12 months ended December 31, 2004	12 months ended December 31, 2003	12 months ended December 31, 2002	12 months ended December 31, 2004	12 months ended December 31, 2004	12 months ended December 31, 2003	12 months ended December 31, 2002
	Number of warrants	Number of warrants	Number of warrants	Weighted average exercise price	Weighted average exercise price	Weighted average exercise price	Weighted average exercise price
				DKK	USD	DKK	DKK
					(Unaudited)
Outstanding at the beginning of the period	4,455,450	4,236,575	3,403,300	104.45	19.10	107.48	108.38
Granted	914,625	235,875	857,775	87.11	15.93	46.00	102.40
Exercised	(1,148,829)	(17,000)	(24,500)	56.05	10.25	47.11	55.29
Expired	(190,200)	—	—	253.38	46.34	—	—
Outstanding at the end of the period	4,031,046	4,455,450	4,236,575	107.29	19.62	104.45	107.48
Warrants available for future grants at the end of the year	609,688

Weighted average exercise price of warrants issued in 2004 and 2003:

	12 month period ended December 31, 2004	12 month period ended December 31, 2004	12 month period ended December 31, 2003
	DKK	USD	DKK
(Unaudited)
Warrants issued at a discount	—	—	—
Warrants issued at market price	87.11	15.93	46.00
Warrants issued at a premium	—	—	—

Weighted average grant date fair value of warrants granted in 2004 and 2003:

	12 month period ended December 31, 2004	12 month period ended December 31, 2004	12 month period ended December 31, 2003
	DKK	USD	DKK
(Unaudited)
Warrants issued at a discount	—	—	—
Warrants issued at market price	54.89	10.04	20.80
Warrants issued at a premium	—	—	—

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

12.   Warrants (Continued)

Compensation Costs Relating to Warrants

The cost relating to warrants granted to employees is based on the intrinsic value of the outstanding warrants at each balance sheet date. Once the compensation costs have been expensed, they are not reversed, even if the intrinsic value of the warrants decreases. The total cost recognized in the statement of operations for warrants granted to employees was DKK 0 thousand for the year ended December 31, 2004 compared to DKK 0 thousand in 2003 and DKK 4,668 thousand in 2002.

The cost relating to warrants granted as compensation to non-employee consultants is based on the fair value of the outstanding warrants at each balance sheet date, and is calculated using the Black Scholes pricing model. Once the compensation costs have been expensed, they are not reversed, even if the fair value of the warrants decreases. The total compensation costs to non-employees for the year ended December 31, 2004 were DKK 0 thousand compared to DKK 0 thousand in 2003 and DKK 647 thousand in 2002.

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

Genmad A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

12.   Warrants (Continued)

The issued and outstanding warrants to shareholders, board members, employees and non-employee consultants as of December 31, 2004 are summarized as follows:

	Warrants outstanding							Warrants exercisable
Weighted
			average	Weighted	Weighted	Value of	Value of		Weighted	Weighted
		Number of	remaining	average	average	outstanding	outstanding	Number of	average	average
	Warrants exercisable	warrants	contractual	exercise	exercise	warrants at	warrants at	warrants	exercise	exercise
Exercise price	from	outstanding	life (in years)	price	price	year end	year end	exercisable	price	price
				DKK	USD	DKK	USD		DKK	USD
					(Unaudited)		(Unaudited)			(Unaudited)
Preceding Warrant Scheme

DKK 33.70	September 26, 2003	377,395	2.28	33.70	6.16	69.35	12.68	377,395	33.70	6.16
DKK 37.00	June 25, 2004	142,775	2.99	37.00	6.77	67.85	12.41	69,763	37.00	6.77
DKK 48.90	February 11, 2001	212,250	0.13	48.90	8.94	51.31	9.38	212,250	48.90	8.94
DKK 51.50	December 4, 2004	7,250	3.43	51.50	9.42	58.70	10.74	3,625	51.50	9.42
DKK 59.00	November 11, 2004	25,000	3.36	59.00	10.79	53.90	9.86	12,500	59.00	10.79
DKK 59.70	June 26, 2001	582,751	0.56	59.70	10.92	41.93	7.67	582,751	59.70	10.92
DKK 62.50	October 10, 2004	57,600	3.28	62.50	11.43	51.59	9.44	28,800	62.50	11.43
DKK 86.00	April 1, 2005	68,750	3.75	86.00	15.73	42.28	7.73	—	—	—
DKK 116.00	December 5, 2002	84,000	1.43	116.00	21.22	16.56	3.03	84,000	116.00	21.22
DKK 117.50	November 7, 2002	254,300	1.35	117.50	21.49	15.39	2.81	254,300	117.50	21.49
DKK 139.50	June 28, 2003	210,000	1.99	139.50	25.51	15.06	2.75	210,000	139.50	25.51
DKK 148.00	March 6, 2002	212,500	0.68	148.00	27.07	3.82	0.70	212,500	148.00	27.07
DKK 165.00	July 30, 2002	563,500	1.08	165.00	30.18	4.69	0.86	563,500	165.00	30.18
DKK 183.00	March 20, 2003	18,750	1.72	183.00	33.47	6.79	1.24	18,750	183.00	33.47
DKK 190.00	February 15, 2003	139,100	1.63	190.00	34.75	5.66	1.03	139,100	190.00	34.75
DKK 196.00	March 7, 2003	75,000	1.68	196.00	35.85	5.44	1.00	75,000	196.00	35.85
DKK 300.00	December 6, 2001	154,250	0.93	300.00	54.87	0.13	0.02	154,250	300.00	54.87
Current Warrant Scheme
DKK 86.00	August 3, 2005	730,550	9.59	86.00	15.73	49.79	9.11	—	—	—
DKK 89.50	September 22, 2005	33,575	9.73	89.50	16.37	49.10	8.98	—	—	—
DKK 97.00	December 1, 2005	81,750	9.92	97.00	17.74	47.39	8.67	—	—	—
DKK 33.70 to DKK 300.00		4,031,046	3.10	107.29	19.62	33.24	6.08	2,998,484	115.85	21.19

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

13.   Internal Shareholders

	Number of ordinary shares owned as of December 31, 2004	Number of warrants held as of December 31, 2004
Board of directors
Lisa N. Drakeman	448,540	492,500
Ernst Schweizer	234,340	74,500
Irwin Lerner	25,000	40,000
Michael Widmer	—	70,000
Karsten Havkrog Pedersen	—	35,000
Anders Gersel Pedersen	—	35,000
	707,880	747,000
Management
Lisa N. Drakeman, see above	—	—
Jan van de Winkel	117,500	270,000
Claus Juan M&qout;ller-San Pedro	332,415	142,500
	449,915	412,500
Total	1,157,795	1,159,500

14.   Related Party Transactions

Medarex Inc.

On December 31, 2004, Medarex, Inc. owned approximately 25% of the outstanding shares of the company through its wholly owned subsidiary, GenPharm International, Inc.

During 1999 and 2000, Medarex granted 16 fully paid-up exclusive licenses to the company to use its HuMAb-Mouse and to produce human monoclonal antibodies for 16 antigens to be specified by Genmab. Furthermore, Genmab also has the right to access the TC Mouse™ technology on commercial terms. In addition, Medarex granted Genmab a non-exclusive license to use the HuMAb technology to produce human monoclonal antibodies for an unlimited number of antigens, subject to availability and the payment of fees, milestones and royalties. The licenses contributed to Genmab by Medarex have been recorded at their value on the date of contribution, and are supported by independent valuation studies. These licenses are amortized using the straight-line method over an estimated useful life of five years.

In 2000, the company and Medarex entered into a manufacturing agreement under which Medarex will produce antibodies to be used by the company in the clinical testing phase of product development. The company has also entered into manufacturing agreements with a number of third party suppliers, and accordingly, Medarex is not the company’s sole source for antibody production capacity.

In 2000, Genmab entered into the Genomics Agreement, pursuant to which Medarex granted the company the exclusive rights to market its transgenic mouse technologies for certain multi-target (five or more targets) European genomics partnerships. Genmab’s territory includes companies with European headquarters that have either developed or gained access to genomics or other novel targets. The company may also conduct business with any company it may choose for non multi-target (less than five targets)

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

14.   Related Party Transactions (Continued)

agreements. In exchange for the rights granted to Genmab by Medarex under the Genomics Agreement, the company issued 27,976 shares at a value of DKK 16,702 thousand, equal to USD 2 million to Medarex. Beginning in 2001, the Genomics Agreement states that the company will pay Medarex USD 2 million per year for four years. In 2001 and 2002, Medarex was paid in cash. However, Genmab had the option to pay these amounts in either cash or by issuance of shares. In 2003 Genmab exercised its option to pay the amount of USD 2 million that would otherwise become payable in cash, through the issuance of shares to GenPharm International, Inc. A total of 246,914 shares at a price of DKK 52.50 per share were subscribed by GenPharm by conversion of debt in the amount of DKK 12,963 thousand, pursuant to the Genomics Agreement. In 2004, the final payment of USD 2 million was made to Medarex in cash.

The company has paid Medarex for manufacturing services, licenses and the reimbursement of administrative expenses. For 2004, 2003 and 2002, the company has recorded transactions totalling DKK 7,309 thousand, DKK 15,335 thousand, and DKK 105,880 thousand, respectively, in connection with these agreements.

No significant costs have been reimbursed by Medarex during the years presented, for costs incurred on their behalf. In part of 2002, the company leased from Medarex a limited area of office space in Princeton, New Jersey, USA. This leasing transaction is not considered material. In addition to the payable technology rights recorded in 2003 and 2002, the company has recorded payables to Medarex of DKK 547 thousand as of December 31, 2004, compared to DKK 645 thousand as of December 31, 2003.

The partnering model entered into between Medarex and Genmab in the Genomics Agreement is based on collaboration, cost sharing and shared commercial rights. In a typical collaboration, the target company will contribute five or more targets to the alliance. Genmab and Medarex will jointly contribute the antibody products to the targets. For each product to be developed the target company will pay half the development costs and Genmab and Medarex together will pay equally the other half. Genmab and Medarex together may also make their full repertoire of antibody development capabilities available to the collaborations, including pre-clinical and clinical research and manufacturing capacity.

In June 2001, Genmab and Medarex entered into a collaboration agreement to develop HuMax-Inflam. Under the agreement, the parties will share the costs associated with the pre-clinical and clinical development of the product and will share the commercialization rights and royalties. In 2004, the development activities led to recognition of net cost reimbursement of DKK 4,480 thousand, which reduced our development expenses. The comparative net cost reimbursement for 2003 was DKK 5,374 thousand.

IPC-Nordic A/S

IPC-Nordic is considered a related party, as the company is controlled by a member of management of Genmab. During the past years, Genmab has purchased drug supply distribution services from IPC-Nordic, as the services were not available elsewhere in Denmark. The fees for the services are determined following an arms length principle and the total fees paid for such services were DKK 599 thousand in 2004 compared to DKK 1,663 thousand in 2003. As per December 31, 2004, the company had recorded payables to IPC-Nordic of DKK 16 thousand.

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

14.   Related Party Transactions (Continued)

The Company’s Board of Directors and its Officers

One member of the board of directors has rendered additional services to the company during the year for which he has received consultancy fees totalling DKK 4,378 thousand.

15.   Research and Development Agreements

Amgen / Immunex

In 2001, the company entered into an agreement with Immunex Corporation (“Immunex”) for the exclusive worldwide rights to Immunex’s patent estate relating to antibodies towards IL15 and IL15r. Immunex retained an option, exercisable after Phase II clinical trials have been completed, to commercialize the resulting product. Upon exercise of the option, Immunex would be obligated to pay to the company license fees, milestone payments as well as be obligated to share future profits with the company. Immunex would also be responsible for all future development costs. Subsequent to signing this agreement, Immunex was acquired by Amgen, who took over the rights and obligations under this agreement. In 2003, Amgen exercised its commercialization options for both the HuMax-IL15 antibody program and the IL-15 receptor program ahead of schedule, prior to receiving Phase II clinical data for HuMax-IL15. Amgen is responsible for further development of HuMax-IL15. In connection with the exercise of the commercialization option in 2003, Amgen expanded its agreement with Genmab to include a new antibody program for a different undisclosed disease target. Under the terms of the expanded and amended agreement, if products to all three targets are successfully commercialized and certain sales levels are achieved, Genmab will be entitled to receive license fees and milestone payments. Genmab is also entitled to royalties on commercial sales instead of the profit sharing designated in the original agreement. Positive interim data from the first 110 patients treated with AMG 714 (formerly known as HuMax-IL15) in the RA Phase II trial was presented in October 2004, and it was concluded that AMG 714 was well tolerated and generated adverse events similar to that of placebo. Amgen plans to enroll a total of 180 patients in the study.

Roche

In 2001 the company announced a broad antibody development collaboration with Roche for the creation and development of human antibody therapeutics products towards targets identified by Roche. The company is to undertake research and development activities whereas Roche will undertake commercialization after filing of biologics license application. The company will receive certain milestone and royalty payments depending on the successful development of products. In 2002, the company announced a broad expansion of its collaboration with Roche for the creation and development of human antibody therapeutic products for life-threatening and debilitating diseases. Roche also made an equity investment totalling USD 20 million at a price of DKK 180 per share, equal to net proceeds of DKK 158 million. This expanded program involves a number of new disease targets from Roche. Genmab expects to initiate approximately fifteen new projects in the coming years across a number of therapeutic areas. In January and October 2003, Genmab announced the achievement of the first and second milestones in our expanded collaboration with Roche having reached the proof of concept stage with two different human antibodies generated by Genmab. In September 2004, Genmab announced that we had established proof of concept for two additional human antibodies and thereby reached two more milestones in our collaboration with Roche. These antibodies were each designed to target a different disease area and

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

15.   Research and Development Agreements (Continued)

represented the third and fourth antibodies in the collaboration to reach this stage. Up to now, Roche has selected a total of four Genmab antibodies as candidates for clinical development. Under the partnership agreement, we utilize our broad antibody expertise and development capabilities to create human antibodies to a wide range of disease targets identified by Roche. Genmab will receive milestone and royalty payments based on successful products. Under certain circumstances, Genmab may obtain rights to develop products based on disease targets identified by Roche.

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

In 2002, the company entered into a number of additional agreements with parties such as Bionomics, Paradigm Therapeutics and ACE BioSciences to develop new antibody therapeutic products. The collaborations will utilize novel disease targets discovered by the partners. In 2003, Genmab and ACE BioSciences identified the first target of the collaboration, and Genmab is now developing an antibody for potential treatment of fungal infection. No material costs have yet been incurred in connection with these agreements.

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

In 2004, Genmab licensed new membrane phosphatase from Ganymed Pharmaceuticals AG, a privately held pharmaceutical company located in Germany. The membrane phosphatase is a new cancer target that is associated with a variety of cancers, including melanoma, breast and lung cancers. Under the terms of the agreement, Ganymed will be entitled to license fees, milestones and royalties on the sale of successfully commercialized products.

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

16.   Commitments and Contingencies

Leases

The Group leases office space under operating leases, which are non-cancelable for various periods until 2010. At December 31, 2004, future minimum payments under the office leases were as follows:

	DKK’000	USD’000
		(Unaudited)
2005	16,973	3,104
2006	13,460	2,462
2007	8,992	1,645
2008	8,992	1,645
2009	8,992	1,645
Thereafter	8,992	1,645
	66,401	12,146

For the years ended December 31, 2004, 2003 and 2002, the Group recorded rent expenses of DKK 17,123 thousand, DKK 12,235 thousand and DKK 12,565 thousand, respectively. The Group has established bank guarantees totaling DKK 3,046 thousand as collateral for the operating lease arrangements. In addition to the office leases, the Group has entered into minor agreements with respect to operating leases for cars and office equipment. The total commitments under operating leases of cars and office equipment amount to DKK 4,173 thousand.

Finance Leases

The Group has entered into finance lease contracts with respect to cars and laboratory equipment. The lease liability regarding these contracts has been recognized in the balance sheet and covers various periods up to 2009. The average effective interest rate in the Group’s lease arrangements is approximately 4.1%. Future minimum lease payments under such finance leases and the net present value as of the end of December 2004 are as follows:

	DKK’000	USD’000
		(Unaudited)
Minimum lease payments
Within 1 year	8,773	1,605
From 1 to 5 years	22,210	4,062
	30,983	5,667
Future finance charges	(2,112)	(387)
Total	28,871	5,280
Net present value of future payments
Within 1 year	8,611	1,575
From 1 to 5 years	20,260	3,705
Total	28,871	5,280

One of the parent company’s bank accounts has been registered as collateral for a part of the Group’s finance lease obligations. The balance of this account is included in cash and cash equivalents as per

Genmab A/S (A development stage company)
Notes to the Consolidated Financial Statements—(Continued)

16.   Commitments and Contingencies (Continued)

December 31, 2004, at an amount of DKK 18,668 thousand. In addition, the parent company has established a bank guarantee of DKK 6,013 thousand towards a lessor of Genmab B.V.

Other Purchase Obligations

The Group has entered into a number of agreements which are mainly within the area of manufacturing services related to the research and development activities. Under the current development plans, the contractual obligation will lead to the following future payments:

	DKK’000	USD’000
		(Unaudited)
2005	91,565	16,747
2006	6,200	1,134
2007	1,500	274
2008	750	137
2009	450	82
Thereafter	566	104
	101,031	18,478

License Agreements

The Group is a party to a number of license agreements. If and when the Group commercializes products utilizing the licensed technology, royalties will fall due, determined on the sales of such products.

17.   Subsequent Events

No significant events have occurred since the balance sheet date which could significantly affect the financial statements as of December 31, 2004.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting:   Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Medarex; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment and those criteria, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2004.

Our independent auditors have issued an attestation report on our management’s assessment of Medarex’s internal control over financial reporting. That report appears on page 75 of this annual report.

Changes in internal controls:   Such evaluation did not identify any significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Medarex, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A that Medarex, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medarex, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that out audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Medarex, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Medarex, Inc. maintained, in all respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medarex, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 15, 2005 expresses an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
MetroPark, New Jersey
March 15, 2005

PART III

Item 10.      Directors and Executive Officers of the Registrant

The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders which we expect will be filed on or before April 29, 2005, and is incorporated herein by reference.

Item 11.      Executive Compensation

The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders which we expect will be filed on or before April 29, 2005, and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders which we expect will be filed on or before April 29, 2005 and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders which we expect will be filed on or before April 29, 2005, and is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services

The information required herein will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders which we expect will be filed on or before April 29, 2005, and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item Number
(a).1.(a)	Consolidated Financial Statements—Medarex, Inc.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2003 and 2004.
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004.
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002, 2003 and 2004.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004.
Notes to Consolidated Financial Statements.
(a).1.(b)	Consolidated Financial Statements—Genmab A/S (A development stage company)
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Operations for the twelve months ended December 31, 2004, 2003 and 2002.
Consolidated Balance Sheets as of December 31, 2004 and 2003.
Consolidated Statements in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Cash Flows for the twelve months ended December 31, 2004, 2003 and 2002.
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

(a).3.	Exhibits.
2.1(1)	Certificate of Merger, dated June 15, 1989, including Plan of Merger.
2.3(28)	Amended and Restated Agreement and Plan of Reorganization among the Registrant, Medarex Acquisition Corp. and GenPharm International, Inc., dated as of May 5, 1997, together with Exhibits thereto.
3.1(56)	Restated Certificate of Incorporation of the Registrant.
3.2(64)	Amended and Restated By-laws of the Registrant.
4.1(1)	Form of Specimen of Common Stock Certificate.
10.3(1)	1991 Employee Stock Option Plan.
10.29(2)	Employment Agreement between the Registrant and Dr. Donald L. Drakeman, dated January 5, 2004.
10.30	Employment Agreement between the Registrant and Dr. Nils Lonberg, dated January 5, 2004.
10.31	Employment Agreement between the Registrant and W. Bradford Middlekauff, dated January 5, 2004.
10.32	Employment Agreement between the Registrant and Dr. Geoffrey M. Nichol, dated January 5, 2004.
10.33	Employment Agreement between the Registrant and Dr. Ronald A. Pepin, dated January 5, 2004.

10.34	Employment Agreement between the Registrant and Christian S. Schade, dated January 5, 2004.
10.40	Form of Employee Incentive Stock Option Agreement.
10.41	Form of Employee Nonqualified Stock Option Agreement.
10.42	Form of Non-Employee Director Nonqualified Stock Option Agreement.
10.51(8)	1992 Employee Stock Option Plan.
10.52(10)	Lease of Registrant’s Laboratory Facility (Annandale, New Jersey).
10.53(11)	Amendment to Lease of Registrant’s Laboratory Facility (Annandale, New Jersey).
10.61(9)	1995 Stock Option Plan.
10.73(23)**	Release and Settlement Agreement, dated March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan Tobacco, Inc. and GenPharm International, Inc.
10.74(24)**	Cross License Agreement, effective as of March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan Tobacco, Inc. and GenPharm International, Inc.
10.75(25)**	Interference Settlement Procedure Agreement, effective as of March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan Tobacco, Inc. and GenPharm International, Inc.
10.81(33)	Rights Exchange Agreement dated as of June 10, 1998 between the Registrant and BCC Acquisition I LLC, together with the exhibits thereto.
10.84(36)**	Shareholders Agreement dated February 25, 1999, among Medarex, Inc., GenPharm International, Inc., BankInvest, BI Asset Management, Fondsmaeglerselskab A/S and certain other investors.
10.85(37)**	Evaluation and Commercialization Agreement dated as of February 25, 1999, among Medarex, Inc., GenPharm International, Inc. and Genmab.
10.86(30)	Medarex, Inc. Executive Deferred Savings Plan.
10.87(39)	Agreement of Lease dated July 7, 1999, between McCarthy Associates Limited and the Registrant.
10.88(40)	Medarex, Inc. 1997 Stock Option Plan.
10.89(41)	Medarex, Inc. 1999 Stock Option Plan.
10.99(51)**	Agreement dated December 21, 1999, among the Registrant, GenPharm, and Immuno-Designed Molecules S.A.
10.104(57)	Medarex, Inc. 2000 Stock Option Plan.
10.105(58)	Medarex, Inc. 2000 Non-Director/Officer Employee Stock Option Plan.
10.106(59)	Medarex, Inc. 2001 Non-Director/Officer Employee Stock Option Plan.
10.107(60)	Medarex, Inc. 2001 Stock Option Plan.
10.108(61)	Medarex, Inc. 2002 Employee Stock Purchase Plan.
10.109(62)	Medarex, Inc. 2002 New Employee Stock Option Plan.
10.110a(65)	Medarex, Inc. 2004 New Employee Stock Option Plan.
10.110b(63)**	Collaboration and License Agreement, dated September 4, 2002, between the Registrant, GenPharm International, Inc. and Kirin Brewery Co., Ltd.
10.111	Medarex, Inc. 2004 Restricted Stock Unit Award and Deferred Compensation Program.
10.112	Medarex, Inc. Second 2004 Restricted Stock Unit Award and Deferred Compensation Program.
10.113(66)**	License Agreement dated September 15, 2004, between the Registrant and Pfizer, Inc.
10.114(67)**	Cross-License Agreement dated September 15, 2004 between the Registrant and Pfizer, Inc.
10.115(68)**	License and Royalty Agreement dated April 4, 2003, between the Registrant and Pfizer, Inc.

10.116(69)**	Collaborative Research Agreement dated April 4, 2003 between the Registrant and Pfizer, Inc.
10.117(70)**	Amendment No. 1 dated September 15, 2004 between the Registrant and Pfizer, Inc.
10.118(71)	Securities Purchase Agreement dated September 15, 2004 between the Registrant and Pfizer, Inc.
10.119(72)**	Collaboration and Co-Promotion Agreement dated November 7, 2004, between the Registrant and Bristol-Myers Squibb Company.
10.120(73)	Securities Purchase Agreement dated November 7, 2004 between the Registrant Bristol-Myers Squibb Company.
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of PriceWaterhouseCoopers.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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

(10)   Incorporated by reference to the identically numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 17, 1993.

(11)   Incorporated by reference to the identically numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 1993.

(23)   Incorporated by reference to Exhibit Number 10.44 to Cell Genesys, Inc.’s Annual Report on Form 10-K/A filed on April 30, 1997.

(24)   Incorporated by reference to Exhibit Number 10.45 to Cell Genesys, Inc.’s Annual Report on Form 10-K/A filed on April 30, 1997.

(25)   Incorporated by reference to Exhibit Number 10.46 to Cell Genesys, Inc.’s Annual Report on Form 10-K/A filed on April 30, 1997.

(28)   Incorporated by reference to Exhibit Number 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 1997.

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

(63)   Incorporated by reference to Exhibit No. 10.1 to Registrant’s Current Report on Form 8-K filed on September 18, 2002.

(64)   Incorporated by reference to Exhibit No. 4.2 to Registrant’s Current Report on Form 8-K filed on May 25, 2001.

(65)   Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 (File Number 333-121387) filed on December 17, 2004.

(66)   Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on November 8, 2004.

(67)   Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on November 8, 2004.

(68)   Incorporated by reference to Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on November 8, 2004.

(69)   Incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on November 8, 2004.

(70)   Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on November 8, 2004.

(71)   Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on November 8, 2004.

(72)   Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on January 24, 2005.

(73)   Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on January 24, 2005.

*                    A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**             Confidential treatment has been granted with respect to specified portions of this exhibit.

(b)   Reports on Form 8-K

Form 8-K filed on November 8, 2004, relating to a press release regarding a collaboration between the Company and Bristol-Myers Squibb Company.

Form 8-K filed on November 8, 2004, relating to a press release of the Company’s financial results for the quarter ended September 30, 2004.

Form 8-K filed on November 8, 2004, relating to a confidential treatment request regarding the agreements signed between the Company and Pfizer, Inc.

Form 8-K file on November 23, 2004, relating to a press release regarding a collaboration between the Company and MedImmune, Inc.

Form 8-K filed on December 14, 2004, relating to a press release regarding the FTC request for an extension of the review period of the collaboration with Bristol-Myers Squibb Company.

Form 8-K filed on December 15, 2004, relating to a press release regarding the redemption of the Company’s 4.25% Convertible Senior Notes.

Form 8-K filed on December 23, 2004, relating to an impairment charge with respect to the Company’s investment in IDM S.A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2005.

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

Principal Executive Officer and Director:

Director, President and	/s/ DONALD L. DRAKEMAN	Date March 16, 2005
Chief Executive Officer	Donald L. Drakeman
Principal Financial and
Accounting Officer Senior Vice President and Chief Financial Officer	/s/ CHRISTIAN S. SCHADE	Date March 16, 2005
Christian S. Schade

Directors:	/s/ IRWIN LERNER
	Irwin Lerner	Date March 16, 2005
Chairman of the Board
	/s/ MICHAEL A. APPELBAUM	Date March 16, 2005
Michael A. Appelbaum
	/s/ FREDERICK B. CRAVES	Date March 16, 2005
Frederick B. Craves
	/s/ RONALD J. SALDARINI	Date March 16, 2005
Ronald J. Saldarini
	/s/ CHARLES R. SCHALLER	Date March 16, 2005
Charles R. Schaller
	/s/ JULIUS A. VIDA	Date March 16, 2005
Julius A. Vida

vh