Form 10-Q
period 2005-03-31
MEDAREX INC
filed 2005-05-10
CIK 874255

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                          ..

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

Yes  ☒  No  ☐

The number of shares of common stock, $.01 par value, outstanding as of April 29, 2005 was 110,675,999 shares.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2004	March 31, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,843	$55,548
Marketable securities	309,664	341,036
Segregated securities	12,301	—
Prepaid expenses and other current assets	6,708	11,405
Total current assets	393,516	407,989

Property, buildings and equipment:
Land	6,795	6,795
Buildings and leasehold improvements	77,995	78,436
Machinery and equipment	43,077	43,673
Furniture and fixtures	4,290	4,319
Construction in progress	2,821	2,937
	134,978	136,160

Less accumulated depreciation and amortization	(45,098)	(48,703)
	89,880	87,457

Investment in Genmab	1,657	—
Investment in IDM	41,206	20,942
Investments in, and advances to, other partners	10,482	10,482
Segregated cash	1,700	1,700
Other assets	10,904	7,454
Total assets	$549,345	$536,024

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$4,998	$2,109
Accrued liabilities	32,148	19,958
Deferred contract revenue - current	15,260	17,264
Total current liabilities	52,406	39,331

Deferred contract revenue - long-term	86,691	114,278
Other long-term liabilities	5,873	2,603
4.25% Convertible senior notes due August 15, 2010	146,986	—
2.25% Convertible senior notes due May 15, 2011	150,000	150,000

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 85,865,333 shares issued and 85,673,693 outstanding at December 31, 2004 and 110,792,172 shares issued and 110,675,999 shares outstanding at March 31, 2005	859	1,108
Capital in excess of par value	699,380	869,730
Treasury stock, at cost; 191,640 shares at December 31, 2004 and 116,173 shares at March 31, 2005	(482)	(292)
Deferred compensation	372	194
Accumulated other comprehensive income	6,649	5,357
Accumulated deficit	(599,389)	(646,285)

Total shareholders’ equity	107,389	229,812
Total liabilities and shareholders’ equity	$549,345	$536,024

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2005

Contract and license revenues	$1,106	$7,911
Contract and license revenues from Genmab	823	600
Total revenues	1,929	8,511

Costs and expenses:

Research and development	22,988	29,126
General and administrative	5,808	5,735
Total costs and expenses	28,796	34,861
Operating loss	(26,867)	(26,350)

Equity in net loss of affiliate	(4,766)	(1,657)
Interest and dividend income	4,304	2,439
Impairment loss on investments in partners	(316)	(20,264)
Additional receipts related to asset acquisitions	—	69
Interest expense	(3,635)	(1,075)
Gain on extinguishment of debt	326	—
Pre tax loss	(30,954)	(46,838)
Provision for income taxes	6	58
Net loss	$(30,960)	$(46,896)

Basic and diluted net loss per share:	$(0.37)	$(0.44)

Weighted average number of common shares outstanding
- basic and diluted
	77,953	106,999

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2004	2005
Operating activities:
Net loss	$(30,960)	$(46,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,883	3,161
Amortization	1,155	1,874
Stock options and awards to employees and non-employees	126	85
Non cash revenue - Genmab	(500)	—
Equity in net loss of Genmab	4,766	1,657
Impairment loss on investments in partners	316	20,264
Gain on exchange of convertible debt	(326)	—
Gain on sale of partners’ stock	(1,664)	—
Changes in operating assets and liabilities
Other current assets	791	(4,697)
Trade accounts payable	(169)	(2,889)
Accrued liabilities	(4,021)	(13,713)
Deferred contract revenue	140	29,590
Net cash used in operating activities	(27,463)	(11,564)

Investing activities:
Purchase of property and equipment	(1,545)	(1,721)
Decrease in segregated cash	597	—
Purchase of marketable securities	—	(56,108)
Sales and maturities of marketable securities	10,765	34,835
Net cash provided by (used in) investing activities	9,817	(22,994)

Financing activities:
Cash received from sales of securities and exercise of stock options, net	67	25,497
Deferred offering costs - Celldex	—	(234)
Debt exchange costs	(149)	—
Principal payments under debt obligations	(39)	—
Net cash provided by (used in) financing activities	(121)	25,263
Net decrease in cash and cash equivalents	(17,767)	(9,295)
Cash and cash equivalents at beginning of period	72,998	64,843
Cash and cash equivalents at end of period	$55,231	$55,548

Non-cash financing activities:
Conversion of 4.25% Convertible Notes into common stock	$—	$143,784

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$—	$—
Interest	$3,107	$2,343

See notes to these consolidated financial statements.

1.                             Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared from the books and records of Medarex, Inc. and its Subsidiaries (collectively, the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Net Loss per Share

Basic and diluted net loss per share are calculated in accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 128, Earnings per Share. Basic net loss per share is based upon the number of weighted average shares of common stock outstanding. Diluted net loss per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, which are included under the treasury stock method, as well as the assumed conversion of convertible senior notes. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for all periods presented, as their effect is antidilutive.

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

In addition, the Company has investments in several of its partners whose securities are not publicly traded. These investments are accounted for under the cost basis.  Because these securities are not publicly traded, the Company values these investments by using information acquired from industry trends, the management of these companies, such companies’ financial statements, and other external sources.  Specifically, the Company’s determination of any potential impairment of the value of the securities of privately held companies includes an analysis of the following for each such privately held company on a periodic basis:  review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives.  Based on the information acquired through these sources, the Company records an impairment charge when it believes an investment has experienced a decline in value that is considered to be other than temporary.

The Company recorded impairment charges of $0.2 million and $0 related to investments in partners whose securities are publicly traded for the three month periods ended March 31, 2004 and 2005, respectively.  In addition, the Company recorded impairment charges of $0.1 million and $20.3 million in partners whose securities are privately held for the three month periods ended March 31, 2004 and 2005, respectively.  The impairment charge for the three month period ended March 31, 2005 related entirely to the Company’s investment in IDM.  The amount of the impairment charge was calculated as the difference between (i) the estimated per share value expected to be received by IDM shareholders upon completion of its merger with Epimmune, Inc., publicly announced on March 16, 2005, and (ii) the Company’s cost basis.  According to IDM and Epimmune, the transaction is expected to close in the second or third quarter of 2005.  If the Company deems these investments to be further impaired at the end of any future period, it may incur additional impairment charges on these investments.

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

•       Revenues derived from reimbursements of costs associated with the development of product candidates are recorded in compliance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”).  According to the criteria established by EITF 99-19, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company has met the criteria to record revenue for the gross amount of the reimbursements.

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

	Three Months Ended March 31
	2004	2005
Net loss, as reported	$(30,960)	$(46,896)
Add: Non-cash employee compensation	51	85
Deduct: Total stock-based employee compensation expense determined under fair value method	(3,185)	(3,776)
Pro forma net loss	$(34,094)	$(50,587)
Loss per share:
Basic and diluted, as reported	$(0.39)	$(0.44)
Basic and diluted, pro forma	$(0.43)	$(0.47)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31
	2004	2005
Expected stock price volatility	64.0%	99.2%
Risk-free interest rate	2.75%	4.5%
Expected life of options	5 years	6.25 years
Expected dividend yield	0%	0%

Reclassifications

Certain prior period balances have been reclassified to conform with the current period presentation.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company has elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continues to account for share based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense is only disclosed in the footnotes to the financial statements. The Company will be required to adopt Statement No. 123(R) beginning January 1, 2006. The Company is currently in the process of evaluating the option valuation methods and adoption transition alternatives available under Statement 123(R). Although the Company has not yet determined the impact of Statement 123(R), it may be significant to its consolidated results of operations.

2.                             Investments in Genmab

As a result of a series of transactions, including an initial public offering by Genmab A/S, a Danish biotechnology company (“Genmab”), of its ordinary shares in October 2000, the Company owned approximately 31.8% interest in Genmab as of December 31, 2003.

In July 2004, Genmab completed a private placement of 5.6 million shares of its stock. As a result of this private placement, the Company’s ownership percentage in Genmab was reduced to approximately 24.7%. The difference between the Company’s proportionate share of the additional equity raised and its carrying value at the time the private placement was completed was approximately $9.7 million and was accounted for in accordance with APB Opinion No.18, The Equity Method of Accounting for Investment in Common Stock, and Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary. This transaction was accounted for as an increase to capital in excess of par value at the time the private placement was completed.

During the three month periods ended March 31, 2004 and 2005, the value of the Company’s investment in Genmab was adjusted to reflect the Company’s share of Genmab’s net loss ($4.8 million) and ($1.7 million), respectively, and unrealized gains of $0.6 million and $0, respectively, related to foreign exchange translation. Such foreign exchange translation adjustments are included within accumulated other comprehensive income in the Company’s consolidated balance sheets.

3.                              Proposed Public Offering of Celldex Therapeutics, Inc. Common Stock

The Company’s wholly-owned subsidiary Celldex Therapeutics, Inc. (“Celldex”) has filed a registration statement with the Securities and Exchange Commission related to a proposed initial public offering of a portion of its common stock. The Company has assigned or licensed to Celldex certain intellectual property related to the Company’s vaccine technology, including the rights to MDX-1307, one of the Company’s product candidates for the treatment of cancer, as well as the Investigational New Drug Application (“IND”), associated with this product candidate which became effective in February 2004. If the initial public offering is completed, the Company anticipates that it would continue to hold approximately 70% of the outstanding shares of common stock of Celldex.

4.                              Debt Redemption/Conversion

In January 2005, the Company completed the provisional redemption of all of its outstanding $146.986 million 4.25% Convertible Senior Notes due August 15, 2010 (the “4.25% Notes”). Prior to the redemption date, holders of all of the outstanding 4.25% Notes converted their notes into a total of 21,875,353 shares of the Company’s common stock. In connection with the redemption, the Company paid approximately $12.5 million in cash representing primarily a “make-whole” payment of $10.2 million, as well as accrued interest of $2.3 million.  The “make-whole” payment was equal to $130.10 per $1,000 principal amount of 4.25% Notes redeemed, less the amount of any interest actually paid and any interest accrued and unpaid before the provisional redemption date. The Company accrued the $10.2 million “make-whole” payment in the quarter ended December 31, 2004, at the time the redemption was announced. In connection with the completion of this transaction, unamortized debt issuance costs of approximately $3.2 million were reclassified to capital in excess of par value at the time the 4.25% Notes were converted to common stock.

5.               Bristol-Myers Squibb Collaboration

In January 2005, the Company announced the closing of a collaboration and co-promotion agreement and a related securities purchase agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company and BMS each granted the other certain intellectual property licenses and product rights on a worldwide basis in order to enable the parties to collaborate in research and development of certain therapeutic antibody-based product candidates for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by the Company to BMS of a license to commercialize MDX-010, a fully human antibody product developed using the Company’s UltiMAb Human Antibody Development System, that is antagonistic to cytotoxic T-lymphocyte antigen 4 (CTLA-4). MDX-010 is currently under investigation for the treatment of a broad range of cancers. The collaboration also includes the grant by the Company to BMS of a license to MDX-1379, a gp100 peptide vaccine, for use with MDX-010 for the treatment of metastatic melanoma.

As part of the collaboration, the two companies committed to an initial multi-year budget of approximately $192.0 million to fund the development of MDX-010 as a potential treatment for a broad range of cancers. BMS will be responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of product candidates intended solely for regulatory approval in the United States, and BMS will be fully responsible for all development efforts that relate solely to regulatory approval in Europe and other parts of the world. Approximately $2.0 million of the Company’s revenue for the three month period ended March 31, 2005 represented the reimbursement of the Company’s costs associated with the development of MDX-010 recorded in compliance with EITF 99-19.

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

Pursuant to these agreements, BMS made an initial cash payment to the Company of $25.0 million, which has been recorded as deferred revenue. In addition, BMS purchased a total of 2,879,223 unregistered shares of the Company’s common stock at a purchase price equal to $8.6829 per share for an aggregate purchase price of $25.0 million. The purchase price represented a small premium to the market price on the date the Company signed the collaboration agreement.

6.                             Contingencies

In August 2004, the Company completed the acquisition of all of the outstanding capital stock not already owned by the Company of Ability Biomedical Corporation. Pursuant to this transaction, the Company acquired Ability Biomedical’s intellectual property related to IP-10, a protein believed to be associated with a variety of immune disorders, including multiple sclerosis, rheumatoid arthritis, inflammatory bowel disease, chronic obstructive pulmonary disease and type I diabetes.

Upon achievement of certain development milestones with respect to the Company’s anti-IP-10 antibody program, but no later than September 4, 2007, the Company may be required to pay the former shareholders of Ability Biomedical approximately $3.68 million in cash and/or common stock, subject to fluctuations in currency exchange rates. In lieu of such additional payment, the Company also has the option to revert to the original joint collaboration agreement with the former shareholders of Ability Biomedical whereby each party would be responsible for 50% of the costs associated with the anti-IP-10 antibody program.

The Company has a contingent commitment to pay $1.0 million to Essex Chemical Corporation (“Essex”) without interest in installments equal to 20% of net after tax earnings of the Company in future years. The Company’s contingent commitment, as amended, to pay up to $1.0 million out of future earnings may be satisfied, at the Company’s option, through the payment of cash or shares of the Company’s common stock having a fair market value equal to the amount owed, provided that such shares are registered with the Securities and Exchange Commission. The Company accrued $0.7 million related to this liability during 2000, and such amount remains accrued at March 31, 2005.

In the ordinary course of business, the Company is at times subject to various legal proceedings. The Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

7.                             Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the fair value of the Company’s marketable securities and the foreign exchange translation of the Company’s equity position in Genmab. The following table sets forth the components of comprehensive income (loss):

	Three Months Ended March 31
	2004	2005
Net loss	$(30,960)	$(46,896)
Unrealized loss on securities	(1,335)	(1,297)
Unrealized gain on foreign exchange	558	5
Total comprehensive loss	$(31,737)	$(48,188)

8.                             Segment Information

The Company is a biopharmaceutical company focused on the discovery, development and potential commercialization of fully human antibody-based therapeutic products. The operations of the Company and its wholly owned subsidiaries constitute one business segment.

Revenue from customers representing 10% or more of total revenues is as follows:

	Three Months Ended March 31
Customer	2004	2005
Genmab A/S	43%	7%
Novartis Pharma AG	25%	6%
Bristol-Myers Squibb Company	—%	31%
Pfizer, Inc.	—%	25%

No other single customer accounted for more than 10% of the Company’s total revenues for the three months ended March 31, 2004 and 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance. Statements that are not historical facts, including statements preceded by, followed by, or that include the words “potential”; “believe”; “anticipate”; “intend”; “plan”; “expect”; “estimate”; “could”; “may”; or similar statements are forward-looking statements. Risks and uncertainties include risks associated with product discovery and development, uncertainties related to the outcome of clinical trials, unforeseen safety issues resulting from the administration of product candidates in patients, uncertainties associated with the collaborative process and uncertainties related to product manufacturing, as well as risks detailed from time to time in our periodic reports and registration statements filed with the Securities and Exchange Commission.  There can be no assurance that our product development efforts will succeed, that developed products will receive the required regulatory clearance or that, even if such regulatory clearance were received, such products would ultimately achieve commercial success.  All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof, and we do not assume any obligation to update any such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in “Item 5” of Part II below. References to our product candidates, business, financial results or financial condition should be considered to refer to us and our subsidiaries unless the context otherwise requires.

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

Currently, 22 antibody product candidates generated from our UltiMAb Human Antibody Development System are in human clinical trials for the treatment of a wide range of diseases, such as cancer, rheumatoid arthritis and other inflammatory, autoimmune and infectious diseases(1). Eight of these product candidates are in Phase II or Phase III clinical trials. The most advanced of these product candidates is MDX-010 (Phase III, Phase II and Phase I clinical trials), which we are developing jointly with Bristol-Myers Squibb Company, or BMS, for the treatment of metastatic melanoma and other cancers. Four of these product candidates are fully owned by us and our affiliates: MDX-060 for lymphomas (Phase II clinical trial), MDX-070 for prostate cancer (Phase II clinical trial), MDX-214 for cancer (Phase I/II clinical trial) and MDX-1307 for genitourinary and breast cancers (Phase I clinical trial). We are developing MDX-066 (Phase I clinical trial) jointly with The Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, or MBL, for the treatment of Clostridium difficile associated diarrhea. Another product candidate, MDX-018 (Phase I/II clinical trial), is being jointly developed with Genmab A/S for autoimmune disease, and three additional product candidates are being developed separately by Genmab: HuMax™-CD4 (Phase III and Phase II clinical trials) for T-cell lymphomas, HuMax-EGFr (Phase I/II clinical trial) for head and neck cancer and HuMax-CD20 (Phase I/II clinical trial) for lymphomas. Genmab and Amgen, Inc. are developing AMG 714 (Phase II clinical trial) for rheumatoid arthritis. Additionally, other of our licensing partners, including Novartis Pharma AG, Eli Lilly and Company, and Centocor, Inc. (a subsidiary of Johnson & Johnson), are developing a total of ten

(1) Information regarding the clinical status of third-party antibody products is based on publicly available information.

product candidates, for inflammatory and/or autoimmune diseases and cancer, that are currently in clinical trials. Human Genome Sciences, Inc. has also announced the initiation of a Phase I trial of one anticancer product candidate developed pursuant to a licensing agreement with our partner Kirin Brewery Co., Ltd. We and our partners also have a number of UltiMAb® product candidates in preclinical development.

Our revenue is principally derived through the licensing of our fully human antibody technology to pharmaceutical and biotechnology companies. The terms of these license agreements typically include potential license fees and a series of potential milestone payments commencing upon the initiation of clinical trials and continuing through commercialization. These payments may total $7 million to $10 million per product candidate if the product receives approval from the U.S. Food and Drug Administration, or FDA, and equivalent foreign agencies. In general, we are also entitled to receive royalties on product sales. Additional revenue may be earned from the sales of antibodies to, and, in some cases, the manufacturing of antibodies for, our partners, as well as from government grants.

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

We have a history of operating losses and may not achieve profitability. As of March 31, 2005, we had an accumulated deficit of approximately $646.3 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our product candidates, invest in research, move forward with the development and prepare to commercialize our product candidates. Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or delay, reduce or eliminate certain of our research and development programs.

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

•                          Revenues derived from reimbursements of costs associated with the development of product candidates are recorded in compliance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”).  According to the criteria established by EITF 99-19, in transactions where we act as a principal, with discretion to choose suppliers, bear credit risk and perform part of the services required in the transaction, we have met the criteria to record revenue for the gross amount of the reimbursements.

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities on our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded was approximately 0.9% and 0.7% of total marketable securities as of December 31, 2004 and March 31, 2005, respectively.

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

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in separate line items in our consolidated balance sheet entitled “Investments in IDM” and “Investments in, and advances to, other partners” and were approximately $31.4 million as of March 31, 2005. These securities are carried at original investment cost and adjusted for other than temporary impairment charges, if any. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, the management of these companies, such companies’ financial statements, and other external sources.  Specifically, our determination of any potential impairment of the value of the securities of privately held companies includes an analysis of the following for each such privately held company on a periodic basis:  review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives.  Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

Results of Operations

Three months ended March 31, 2004 and 2005

   Contract and License Revenues

Contract and license revenues totaled $1.1 million and $7.9 million for the three month periods ended March 31, 2004 and 2005, respectively. Contract and license revenues for the three month period ended March 31, 2005 increased by $6.8 million, or 615%, as compared to the three month period ended March 31, 2004. This increase relates principally to approximately $2.6 million of revenue recognized from our collaboration with Bristol-Myers Squibb Company, which became effective in January 2005, approximately $2.1 million of revenue recognized from our collaboration agreement with Pfizer, Inc., which was executed in September 2004, approximately $0.5 million of revenue from our September 2004 collaboration agreement with NovImmune S.A. and approximately $0.4 million of revenue from the National Institutes of Health in accordance with a grant we received in 2004. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our year-to-year contract and license revenues can fluctuate significantly and are inherently difficult to predict.

   Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $0.8 million and $0.6 million for the three month periods ended March 31, 2004 and 2005, respectively. Contract and license revenues from Genmab for the three month period ended March 31, 2005 decreased by $0.2 million or 27% as compared to the three month period ended March 31, 2004. This decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in the first quarter of 2005 as compared to the first quarter of 2004.

   Research and Development Expenses

Research and development expenses for our product candidates in development were $23.0 million and $29.1 million for the three month periods ended March 31, 2004 and March 31, 2005, respectively. Research and development expenses for the three month period ended March 31, 2005 increased by $6.1 million, or 27% as compared to the three month period ended March 31, 2004. Historically, due to the relatively small number of our products in clinical trials, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely “research” and “product development” and by the types of costs as outlined below.

Our research costs consist of costs associated with the breeding, care and continued development of our HuMAb-Mouse® and KM-Mouse®, as well as costs associated with research and testing of our product candidates prior to reaching the preclinical stage. Such research costs primarily include personnel costs, facilities (including depreciation), research supplies, funding of outside research and license and technology access fees.

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

	Three Months Ended March 31
	2004	2005
Research	$9,163	$11,242
Product Development	13,825	17,884
Total	$22,988	$29,126

    Research Costs

Research costs for the three month period ended March 31, 2005 increased by $2.1 million, or 23% as compared to the three month period ended March 31, 2004. The increase in research costs primarily relates to the following:

•                  Royalty expense for the three month period ended March 31, 2005 was $1.1 million. This expense primarily represents an amount accrued for a payment due Kirin as a result of our collaboration with Pfizer in accordance with a Collaboration and License Agreement with Kirin, which became effective in September 2002. No comparable amounts were accrued in the first quarter of 2004.

•                  Personnel costs for the three month period ended March 31, 2005 were $3.7 million, an increase of $0.4 million, or 11%, as compared to the three month period ended March 31, 2004. The increased personnel costs are primarily attributable to staff needed to support higher levels of new product development opportunities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners. Personnel costs include primarily salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our research activities.

•                  Supply costs for the three month period ended March 31, 2005 were $1.5 million, an increase of $0.3 million, or 25%, as compared to the three month period ended March 31, 2004.   Included in these costs are materials and small equipment. We expect these costs to increase as we continue to expand our research efforts.

•                  License and technology access fees for the three month period ended March 31, 2005 were $0.6 million, an increase of $0.2 million, or 60%, as compared to the three month period ended March 31, 2004. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaboration and license agreements. Included in the 2005 costs are payments to certain entities for licenses to certain technologies for which no comparable payments were made in 2004. We expect license fees to increase in the future.

Product Development Costs

Product development costs for the three month period ended March 31, 2005 increased by $4.1 million, or 29% as compared to the three month period ended March 31, 2004. The increase in product development costs primarily relates to the following:

•                  Contract manufacturing costs for the three month period ended March 31, 2005 were $2.1 million, an increase of $1.8 million, or 597%, as compared to the three month period ended March 31, 2004. The increase in third party contract manufacturing costs primarily represents approximately $1.8 million in production and packaging expenses related to clinical trials of MDX-060 as well as costs associated with an ongoing Phase III pivotal trial of MDX-010 in combination with MDX-1379 which began in the third quarter of 2004.

•                  Personnel costs for the three month period ended March 31, 2005 were $6.5 million, an increase of $1.0 million, or 18%, as compared to the three month period ended March 31, 2004. The increased personnel costs are a result of the increased staff needed to support more extensive clinical trial activities primarily for MDX-010. Personnel costs primarily include salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our product development activities and progress our products through clinical trials.

•                  Clinical research fees for the three month period ended March 31, 2005 were $1.3 million, an increase of $0.6 million, or 84%, as compared to the three month period ended March 31, 2004. Clinical research fees increased in 2005 primarily as the result of the initiation of the Phase III clinical trial for MDX-010 in combination with MDX-1379, which began in the third quarter of 2004. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

We expect product development costs to increase in the future as more of our product candidates enter clinical trials. In addition, we may be obligated to make milestone payments on certain of our product candidates as they progress through the clinical trial process. Completion of clinical trials may take several years or more. The length of time varies according to the type, complexity and intended use of the product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following periods:

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

We continue to explore new collaborative arrangements that may affect future spending for research and development. As part of our partnering strategy, a significant portion of the research and development expenses incurred in connection with product candidates using our technology is expected to be borne by our partners. We believe this allows us to participate in the research and development of substantially more potential product candidates than we could develop on our own if we bore the entire cost of development. Product candidates using our technology are currently in various stages of development from preclinical to Phase III. The successful development of these product candidates is dependent on many factors, including among other things, the efforts of our partners, unforeseen delays in, or expenditures relating to, preclinical development, clinical testing, manufacturing or regulatory approval, failure to receive market acceptance, the emergence of competitive products and the inability to produce or market our products due to third-party proprietary rights.

 General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $5.8 million and $5.7 million for the three month periods ended March 31, 2004 and 2005, respectively. General and administrative expenses decreased by $0.1 million for the three month period ended March 31, 2005, or 1%, as compared to the three month period ended March 31, 2004. General and administrative expenses are expected to increase in the future as our product candidates are developed and we expand our business activities.

   Equity in Net Loss of Affiliate

Equity in net loss of affiliate represents our share of Genmab’s net loss for the three month periods ended March 31, 2004 and 2005. Genmab is an affiliated company and is accounted for using the equity method of accounting. The recognition of our share of Genmab’s net losses reduces the carrying value, or basis, of our investment in Genmab. During the first quarter of 2005 the remaining basis of our investment in Genmab was reduced to zero and, accordingly, recognition of our share of Genmab’s net losses will be suspended indefinitely.

Equity in net loss of affiliate was $4.8 million and $1.7 million for the three month periods ended March 31, 2004 and 2005, respectively. Equity in net loss of affiliate for the three month period ended March 31, 2005 decreased by $3.1 million or 65% as compared to the three month period ended March 31, 2004. This decrease reflects the write off of the remaining basis of our investment in Genmab as the result of our share in its net loss for the three month period ended March 31, 2005.

   Interest and Dividend Income

Interest and dividend income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income was $4.3 million and $2.4 million for the three month periods ended March 31, 2004 and 2005, respectively. Interest and dividend income for the three month period ended March 31, 2005 decreased by $1.9 million, or 43%, as compared to the three month period ended March 31, 2004. Included in interest and dividend income for the three month period ended March 31, 2004 is a gain on the sale of common stock of Protein Design Labs, Inc. of approximately $1.7 million. Excluding the 2004 impact of this gain, interest and dividend income for the three month period ended March 31, 2004 would have been comparable to the three month period ended March 31, 2005.

Impairment Loss on Investments in Partners

In the course of our business, we may make investments in companies (both public and private) as part of strategic collaborations.  We recorded impairment charges of $0.2 million and $0 for the three month periods ended March 31, 2004 and 2005, respectively, related to investments in one of our partners whose securities are publicly traded.

In addition, we have investments in several partners whose securities are not publicly traded.  Because these securities are not publicly traded, the value of these investments is inherently more difficult to estimate than investments in publicly traded companies.  We recorded impairment charges of $0.1 million and $20.3 million for the three month periods ended March 31, 2004 and 2005, respectively, related to investments in certain of our partners whose securities are not publicly traded.  The impairment charge for the three month period ended March 31, 2005 related entirely to our investment in IDM.  The amount of the impairment charge was calculated as the difference between (i) the estimated per share value expected to be received by IDM shareholders upon completion of its merger with Epimmune, Inc., publicly announced on March 16, 2005, and (ii) our cost basis.  According to IDM and Epimmune, the transaction is expected to close in the second or third quarter of 2005.  If we deem these investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

   Additional Receipts Related to Asset Acquisitions

Additional receipts related to asset acquisitions of $0.1 million for the three month period ended March 31, 2005 represents additional receipts from certain of the Ability Biomedical shareholders. Pursuant to the terms of our 2004 agreement with Ability, under certain circumstances we were entitled to receive (or required to pay) an amount equal to the difference between the proceeds received by such shareholders from the sale of shares of our common stock delivered as payment of a purchase price installment and the total amount of such purchase price installment due under the agreement.

   Interest Expense

Interest expense was primarily related to interest and amortization of issuance costs on our 2.25% Convertible Senior Notes issued in May 2004, or the 2.25% Notes, and our 4.25% Convertible Senior Notes issued in July 2003, or the 4.25% Notes. Interest expense was $3.6 million and $1.1 million for the three month periods ended March 31, 2004 and 2005, respectively. Interest expense for the three month period ended March 31, 2005 decreased by $2.5 million, or 70%, as compared to the three month period ended March 31, 2004.  The decrease reflects the January 2005 conversion of all of our 4.25% Notes ($146.986 million) into a total of 21,875,353 shares of our common stock. The 2.25% Notes are due in May 2011 and interest is payable semi-annually on May 15 and November 15 of each year. We expect interest expense to be less in 2005 as compared to 2004 as a result of the conversion of our 4.25% Notes.

   Gain on Extinguishment of Debt

In January 2004, we and certain holders of our 4.50% Notes completed, in a limited number of transactions, an exchange and cancellation of $33.0 million in aggregate principal amount of the 4.50% Notes, for the issuance of $21.986 million in aggregate principal of a new series of 4.25% Convertible Senior Notes due August 15, 2010. As a result of this exchange and cancellation, our total convertible debt was reduced by $11.014 million and we recorded a gain of approximately $0.3 million for the three month period ended March 31, 2004.  No such transactions occurred during the three month period ended March 31, 2005.

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

At March 31, 2005, we had $396.6 million in cash, cash equivalents and marketable securities. We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.

Cash Used in Operating Activities

Cash used in operating activities was $27.5 million and $11.6 million for the three months ended March 31, 2004 and 2005, respectively. This reflects a decrease of $15.9 million in 2005 as compared to the same period in 2004.  The decrease in net cash used in operating activities for three months ended March 31, 2005 was primarily due to the receipt of approximately $31.0 million from BMS, in accordance with our November 2004 Collaboration and Co-Promotion Agreement which became effective in January 2005.  This was offset by higher operating expenses paid (approximately $7 million) as well as a $10.2 million “make-whole” payment associated with the provisional redemption of our 4.25% Notes (see further discussion under “Cash Provided by (Used in) Financing Activities”). The increase in operating expenses paid relates primarily to the development of our product pipeline and includes personnel costs, expenses related to our facilities, third-party research and contract manufacturing costs, and the costs of clinical trials. All of these costs were higher as result of our increased clinical trial and product development activities.

We have incurred and will continue to incur significant costs in the area of research and development, including preclinical and clinical trials, as our product candidates are developed. We plan to spend significant amounts to progress our current product candidates through the clinical trial and commercialization process as well as to develop additional product candidates on our own or with our partners. As our product candidates progress through the clinical trial process, we may be obligated to make significant milestone payments. We also expect to incur future facility costs as a result of our continued capital expansion, renovations and replacements, but at a reduced rate. To a lesser extent, we expect our general and administrative costs to increase as we expand our administrative and business development activities. Furthermore, we expect our investment income to decrease as we fund our future operations and capital expenditures from our cash reserves. We anticipate that our operating expenditures may be partially offset by revenues from partners for license fees, milestone payments, and development and manufacturing services.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $9.8 million for the three month period ended March 31, 2004 compared to net cash used in investing activities of $23.0 million for the three month period ended March 31, 2005.  The overall increase in cash used in investing activities was $32.8 million and was primarily due to purchases of marketable securities in 2005 with the proceeds received from the BMS collaboration ($56.1 million) offset, in part, by sales of marketable securities ($34.8 million) to fund operations and capital expenditures.

Cash Provided by (Used in) Financing Activities

Cash used in financing activities was $0.1 million for the three month period ended March 31, 2004 compared to cash provided by financing activities of $25.3 million for the three month period ended March 31, 2005.  The overall increase in cash provided by financing activities was $25.4 million which was primarily due to the proceeds received ($25.0 million) from the sale of common stock to BMS in connection with our collaboration.

On January 14, 2005, we completed the provisional redemption of all of our 4.25% Notes which was previously announced in December 2004. Holders of all of the outstanding 4.25% Notes ($146.986 million) converted their notes into a total of 21,875,353 shares of our common stock prior to the redemption date. In connection with the redemption, we paid approximately $12.5 million in cash in January 2005 representing the “make-whole” payment of $10.2 million and accrued interest of $2.3 million. We accrued the $10.2 million “make-whole” payment in the quarter ended December 31, 2004, at the time the redemption was announced.

Other Liquidity Matters

In connection with our merger with Essex Medical Products in 1987, we are committed to pay to Essex Chemical Corporation, or Essex, 20% of our net after-tax income until a total of $1.0 million has been paid, contingent upon the occurrence of certain events. As the result of our net income in 2000 we accrued $0.7 million payable to Essex, which remains accrued at March 31, 2005. At our option, this obligation may be satisfied by the payment of shares of our common stock having a fair market value equal to the amount owed, provided such shares are registered for sale with the Securities and Exchange Commission.

Our wholly-owned subsidiary Celldex Therapeutics, Inc. has filed a registration statement with the Securities and Exchange Commission related to a proposed initial public offering of a portion of its common stock. As part of this transaction, we have assigned or licensed to Celldex certain intellectual property related to our vaccine technology, including the rights to MDX-1307, one of our product candidates for the treatment of cancer, as well as the IND associated with this product candidate which became effective in February 2004. If the initial public offering is completed, we anticipate that we will continue to hold approximately 70% of the outstanding shares of common stock of Celldex. We cannot assure you that this transaction will be consummated.

In July 2004, we entered into an amendment to a collaboration and license agreement with Gilead Sciences, Inc., referred to herein as the Gilead Amendment. Under the terms of the Gilead Amendment, we agreed to pay Gilead a total of $8.5 million in eight equal quarterly installments of $1.063 million, payable at our election, in cash, registered shares of our common stock or a combination thereof, in exchange for (i) a reduction of certain future royalty payment obligations payable by us to Gilead, and (ii) an expansion of the scope of certain licenses from Gilead to us relating to certain intellectual property rights regarding anti-CTLA-4 products. The first of these payments was paid on August 2, 2004 through the issuance of 185,622 shares of our common stock to Gilead. The second (October 1, 2004), third (January 3, 2005) and fourth (April 1, 2005) payments were made in cash. The four remaining payments will be made on a quarterly basis, commencing on July 1, 2005 and ending on April 3, 2006. If we decide to make a quarterly installment payment in shares of our common stock, the number of shares of common stock subject to issuance for any installment will be determined by dividing (x) $1.063 million (less any cash paid in connection with the installment) by (y) the average of the closing sales prices of our common stock for each of the trading days during the five-trading-day period ending on (and including) the trading day that is two trading days immediately prior to the applicable date of issuance as publicly reported by NASDAQ. In the event that, during the 60-day period following the applicable date of issuance of such common stock, Gilead sells all of the shares of our common stock delivered as part of an installment payment under the Gilead License and the proceeds of such sale are less than $1.063 million (less any cash paid in connection with such installment), we must pay the difference to Gilead in cash. If such sale proceeds exceed $1.063 million (less any cash paid in connection with such installment), Gilead must pay us 50% of any such excess in cash. In the event that, during any such 60-day period, Gilead does not sell all of the shares of our common stock comprising the installment, there will be no such adjustment. In August 2004, we paid Gilead approximately $0.1 million representing the difference between the proceeds received by Gilead upon the sale of the 185,622 shares of common stock and the initial payment of $1.063 million.

In August 2004, we completed the acquisition of all of the outstanding capital stock not already owned by us of Ability Biomedical Corporation. Pursuant to this transaction, we acquired Ability Biomedical’s intellectual property related to IP-10, a protein believed to be associated with a variety of immune disorders, including multiple sclerosis, rheumatoid arthritis, inflammatory bowel disease, chronic obstructive pulmonary disease and type I diabetes.

Upon achievement of certain development milestones with respect to our anti-IP-10 antibody program, but no later than September 4, 2007, we may be required to pay the former shareholders of Ability Biomedical approximately $3.68 million in cash and/or common stock, subject to fluctuations in currency exchange rates. In lieu of such additional payment, we also have the option to revert to the original joint collaboration agreement with the former shareholders of Ability Biomedical whereby each party would be responsible for 50% of the costs associated with the anti-IP-10 antibody program.

In November 2004, we announced a collaboration and co-promotion agreement and a related securities purchase agreement with BMS. This collaboration became effective in January 2005. Under the terms of the collaboration, we and BMS each granted the other certain intellectual property licenses and product rights on a worldwide basis in order to enable us to collaborate in research and development of certain therapeutic antibody-based product candidates for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by us to BMS of a license to commercialize MDX-010, a fully human antibody product candidate developed using our UltiMAb Human Antibody Development System, that is antagonistic to CTLA-4. MDX-010 is currently under investigation for the treatment of a broad range of cancers. The collaboration also includes the grant by us to BMS of a sub-license to MDX-1379, a gp100 peptide vaccine licensed by us from the U.S. Public Health Service, for use with MDX-010 for the treatment of metastatic melanoma. We and BMS are currently conducting a Phase III clinical trial with MDX-010 and MDX-1379 combination therapy in Stage III and Stage IV metastatic melanoma patients at multiple sites within the U.S.

As part of the collaboration, we and BMS have committed to an initial multi-year budget of approximately $192.0 million to fund the development of MDX-010 as a potential treatment for a broad range of cancers. BMS will be responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the U.S. and Europe, with the remaining 35% to be paid by us. We and BMS will share equally the costs of any clinical trials of product candidates intended solely for regulatory approval in the U.S., and BMS will be fully responsible for all development costs that relate solely to regulatory approval in Europe and other parts of the world.

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

Pursuant to these agreements, BMS made an initial cash payment to us on January 21, 2005 of $25.0 million. In addition, BMS purchased a total of 2,879,223 unregistered shares of our common stock at a purchase price equal to $8.6829 per share for an aggregate purchase price of $25.0 million. These shares were issued in a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The purchase price represented a premium to the market price on the date we signed the collaboration agreement. BMS has agreed to a two-year lock-up period with respect to any sales of such stock. We have no future obligation to register such stock.

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

Through March 31, 2005, we have not made any milestone payments to Kirin although approximately $2.8 million has been accrued as of March 31, 2005 representing a payment due Kirin as a result of our collaboration with Pfizer. In addition, based on a total of two products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2005, we may be required to make milestone payments to Kirin aggregating up to approximately $8.5 million with respect to such products, or a maximum of approximately $4.25 million per product. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through March 31, 2005, we had made milestone payments of approximately $0.3 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of five products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2006, we may be obligated to make future milestone payments aggregating up to approximately $22.5 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, we have elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continue to account for share based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense in only disclosed in the footnotes to the financial statements. We will be required to adopt Statement No. 123(R) beginning January 1, 2006. We are currently in the process of evaluating the option valuation methods and adoption transition alternatives available under Statement 123(R). Although we have not yet determined the impact of Statement 123(R), it may be significant to our consolidated results of operations.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in ensuring that material information relating to our company is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

Changes in internal controls: There were no significant changes in our internal controls during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred large operating losses and we anticipate that these losses will continue for the foreseeable future. In particular, as of March 31, 2005, we had an accumulated deficit of approximately $646.3 million. Our net losses were $186.5 million and $46.9 million for the year ended December 31, 2004 and the three-month period ended March 31, 2005, respectively. Our losses have resulted principally from:

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

•       modification of clinical trial protocols;

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

In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. For example, the FDA has moved several product categories previously regulated by the agency’s Center for Biologics Evaluation and Research, or CBER, to the agency’s Center for Drug Evaluation and Research, or CDER. These product categories include antibodies as well as cytokines, growth factors, enzymes, interferons and certain proteins. FDA has also announced a planned reorganization within CDER to create a new consolidated office for the review of oncology therapies. Oncology therapies are currently reviewed by different offices within CDER. The effect that these reorganizations at the FDA will have on clinical trials and product approval outcomes or timing is uncertain, but could cause delays or other currently unforeseeable effects.

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

Due to the size of our equity interest in Genmab, we are currently required to account for our interest in Genmab under the equity method of accounting, which provides that we must include a portion of Genmab’s income and losses equal to our percentage equity interest in Genmab in our consolidated financial statements. For the years ended December 31, 2002, 2003 and 2004, our share of Genmab’s losses were approximately $19.6 million (excluding the $31.0 million impairment charge discussed below), $15.0 million and $19.8 million, respectively.  For the three-month period ended March 31, 2005, our share of Genmab’s net loss was $1.7 million.  As such, the current value of our equity interest in Genmab as determined by the equity method of accounting is zero and, accordingly, recognition of our share of Genmab’s net losses is now suspended indefinitely.

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

We are exposed to equity price risk on our strategic investments in our publicly-traded partners, including Amgen, Inc., and as part of our business strategy, we may choose to make additional similar investments in public companies in the future. As these investments are the result of strategic alliances with our collaborative partners, we typically do not attempt to reduce or eliminate our market exposure of these types of strategic investments. Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments are designated as available-for-sale and are reported at fair value on our consolidated balance sheet. Unrealized holding gains and losses on available-for-sale securities are generally excluded from earnings and reported within other comprehensive income which is a separate component of shareholders’ equity. Under our accounting policy, marketable equity securities are generally considered to be impaired if their fair value is less than our cost basis in such securities for more than six months, or some other period in light of the particular facts and circumstances surrounding the investment. If a decline in the fair value of available-for-sale securities is considered to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. For the year ended December 31, 2002, we recorded impairment charges of approximately $40.5 million (of which approximately $31.0 million related to Genmab) on our strategic investments in publicly traded companies. During the year ended December 31, 2003, no impairment charges were recorded related to the value of our investments in publicly traded companies. For the year ended December 31, 2004, we recorded impairment charges of $0.2 million on investments in partners whose securities are publicly traded. If we deem these investments to be further impaired at the end of any future reporting period, we may incur additional impairment charges on these investments.

In addition, we have investments in several of our partners whose securities are not publicly traded, such as IDM. The value of our investments in these companies are inherently more difficult to estimate than our investments in publicly traded companies. We estimate the value of these investments by using information acquired from industry trends, the management of these companies, financial statements, and other external sources. Specifically, our determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financing and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. For the years ended December 31, 2002, 2003 and 2004, we recorded impairment charges of approximately $2.4 million, $1.4 million and $7.1 million, respectively, on our investments in privately-held companies. Approximately $7.0 million of the 2004 impairment charge related to IDM.  For the three month period ended March 31, 2005, we recorded an impairment charge of $20.3 million which related entirely to IDM. Future adverse changes in market conditions or adverse changes in operating results of these companies may also require an impairment charge in the future.

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

Moreover, other parties could have blocking patent rights to products made using HuMAb-Mouse technology, such as antibodies, and their production and uses, for instance because of a proprietary position covering the antibody or the antibody’s target. For example, we are aware of certain U.S. and European patents held by third parties relating to particular targets for their human monoclonal antibodies, to human monoclonal antibodies against various targets and bispecific products, and the manufacture and use of such products. We are also aware of certain U.S. and foreign patents and patent applications held by third parties relating to anti-CD4 antibodies, such as HuMax-CD4, anti-CD30 antibodies, such as MDX-060, anti-CD20 antibodies, such as HuMax-CD20, anti-EGFr antibodies, such as HuMax-EGFr, anti-PSMA antibodies, such as MDX-070, anti-Type 1

IFN antibodies, such as MDX-1103, and antibody-antigen conjugates, such as MDX-1307/bHCG-VAC, as well as other antibody products under development by us.

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

•       public concern as to the safety and effectiveness of our products; and

•       general market conditions.

During the two-year period ended March 31, 2005, the sale prices of our common stock ranged between $3.15 and $11.55. The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these or other factors, including the sale or attempted sale of a large amount of our common stock into the market. Broad market fluctuations may also adversely affect the market price of our common stock.

We have obligations to issue shares of our common stock in the future, which may have a dilutive effect on the shares of our common stock currently outstanding.

As of April 29, 2005, we had 14,187,859 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our stock option plans having a weighted average exercise price of $7.94 per share and we had reserved 946,825 shares of common stock for issuance pursuant to future grants of options under our stock option plans. We have filed registration statements on Form S-8 under the Securities Act covering all of these shares. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

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

As of April 29, 2005, we had reserved 1,000,978 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 under the Securities Act covering all of those shares. All shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ National Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of April 29, 2005, we had 10,936,935 shares of common stock reserved for the issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

Future sales of our common stock or other securities could cause the market price of our common stock to decline.

As of April 29, 2005, we had 110,675,999 shares of common stock outstanding, of which 9,374,318 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

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

We have also filed a registration statement on Form S-3 under the Securities Act that relates to the sale by certain selling securityholders of up to 18,601,190 shares of our common stock which were issued upon the conversion of our $125.0 million 4.25% Convertible Senior Notes due August 15, 2010 in connection with the provisional redemption of such notes in January 2005. These shares of common stock are freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to the resale limitations of Rule 144. We also have filed a registration statement on Form S-3 under the Securities Act that relates to the sale by certain selling securityholders of up to 3,272,091 shares of our common stock which were issued on the conversion of all of our $21.986 million 4.25% Convertible Senior Notes due August 15, 2010, in connection with the provisional redemption of such notes in January 2005. These shares of common stock are freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to the resale limitations of Rule 144. In connection therewith, we have agreed to use our best efforts to keep these registration statements continuously effective until the earliest of (i) the sale of all outstanding registrable securities registered under the registration statements; (ii) the expiration of the period referred to in Rule 144(k) of the Securities Act with respect to the notes held by non-affiliates of us; (iii) all the registrable securities have ceased to be outstanding (whether as a result of repurchase or otherwise); and (iv) two years after the respective effective dates of these registration statements.

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

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 2.25% Convertible Senior Notes due May 11, 2011. As of April 29, 2005, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

Item 6. Exhibits and reports on Form 8-K

(a)                         Reports on Form 8-K:

Form 8-K on March 18, 2005 relating to a potential material impairment to the Company’s investment in IDM S.A.

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

MEDAREX, INC.
(Registrant)

Date: May 10, 2005	By:	/s/ DONALD L. DRAKEMAN
Donald L. Drakeman President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2005	By:	/s/ CHRISTIAN S. SCHADE
Christian S. Schade Senior Vice President Finance & Administration, Chief Financial Officer (Principal Financial and Accounting Officer)