Form 10-Q
period 2005-06-30
MEDAREX INC
filed 2005-08-09
CIK 874255

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒  No  ☐

The number of shares of common stock, $.01 par value, outstanding as of July 29, 2005 was 111,033,341 shares.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	June 30,
	2004	2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,843	$56,551
Marketable securities	309,664	306,518
Segregated cash	12,301	—
Prepaid expenses and other current assets	6,708	22,925
Total current assets	393,516	385,994

Property, buildings and equipment:
Land	6,795	6,795
Buildings and leasehold improvements	77,995	78,670
Machinery and equipment	43,077	44,949
Furniture and fixtures	4,290	4,345
Construction in progress	2,821	4,143
	134,978	138,902

Less accumulated depreciation and amortization	(45,098)	(52,356)
	89,880	86,546

Investment in Genmab	1,657	—
Investment in IDM	41,206	11,940
Investments in, and advances to, other partners	10,482	10,482
Segregated cash	1,700	1,700
Other assets	10,904	7,585

Total assets	$549,345	$504,247

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$4,998	$1,603
Accrued liabilities	32,148	19,103
Deferred contract revenue - current	15,260	17,473
Total current liabilities	52,406	38,179

Deferred contract revenue - long-term	86,691	111,798
Other long-term liabilities	5,873	2,785
4.25% Convertible senior notes due August 15, 2010	146,986	—
2.25% Convertible senior notes due May 15, 2011	150,000	150,000

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 85,865,333 shares issued and 85,673,693 outstanding at December 31, 2004 and 111,098,958 shares issued and 110,993,076 shares outstanding at June 30, 2005	859	1,111
Capital in excess of par value	699,380	871,283
Treasury stock, at cost 191,640 shares at December 31, 2004 and 105,882 shares at June 30, 2005	(482)	(266)
Deferred compensation	372	181
Accumulated other comprehensive income	6,649	6,261
Accumulated deficit	(599,389)	(677,085)

Total shareholders’ equity	107,389	201,485
Total liabilities and shareholders’ equity	$549,345	$504,247

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Contract and license revenues	$1,203	$10,208	$2,309	$16,140
Contract and license revenues from Genmab	707	1,508	1,530	2,108
Reimbursement of development costs	—	6,821	—	8,800
Total revenues	1,910	18,537	3,839	27,048

Costs and expenses:
Research and development	30,124	35,751	53,112	64,877
General and administrative	5,495	6,117	11,303	11,852

Total costs and expenses	35,619	41,868	64,415	76,729
Operating loss	(33,709)	(23,331)	(60,576)	(49,681)

Equity in net loss of affiliate	(5,606)	—	(10,372)	(1,657)
Interest and dividend income	1,881	2,722	6,185	5,161
Impairment loss on investments in partners	—	(9,001)	(316)	(29,265)
Additional receipts related to asset acquisitions	—	—	—	69
Interest expense	(3,951)	(1,052)	(7,586)	(2,127)
Net loss on extinguishment of debt	(2,165)	—	(1,839)	—
Pre tax loss	(43,550)	(30,662)	(74,504)	(77,500)
Provision for income taxes	3	138	9	196
Net loss	$(43,553)	$(30,800)	$(74,513)	$(77,696)

Basic and diluted net loss per share:	$(0.55)	$(0.28)	$(0.94)	$(0.71)

Weighted average number of common
shares outstanding
- basic and diluted	79,523	111,059	79,514	109,052

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2004	2005
Operating activities:
Net loss	$(74,513)	$(77,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,810	6,367
Amortization	2,329	3,534
Loss on extinguishment of debt	2,165	—
Loss on sale of equipment	105	—
Stock options and awards to employees and non-employees	176	169
Non-cash revenue - Genmab	(1,000)	—
Equity in net loss of Genmab	10,372	1,657
Impairment loss on investments in partners	316	29,266
Gain on exchange of convertible debt	(325)	—
Gain on sale of equity securities	(1,664)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,930	(16,217)
Trade accounts payable	209	(3,290)
Accrued liabilities	3,928	(16,187)
Deferred contract revenue	(265)	27,320
Net cash used in operating activities	(50,427)	(45,077)

Investing activities:
Purchase of property and equipment	(3,626)	(3,203)
Proceeds from sale of equipment	600	—
Purchase of marketable securities	(78,374)	(56,108)
Increase in segregated cash	(79,317)	—
Sales of marketable securities	109,547	69,517
Net cash (used in) provided by investing activities	(51,170)	10,206

Financing activities:
Cash received from sales of securities and exercise of stock options, net	668	26,981
Proceeds from sale of 2.25% convertible senior notes, net	145,222	—
Debt repurchase	(66,848)	—
Deferred offering costs - Celldex	(437)	(399)
Debt exchange costs	(100)	—
Principal payments under lease obligations	(78)	(3)
Net cash provided by financing activities	78,427	26,579
Net decrease in cash and cash equivalents	(23,170)	(8,292)
Cash and cash equivalents at beginning of period	72,998	64,843
Cash and cash equivalents at end of period	$49,828	$56,551

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$—	$120
Interest	$4,109	$4,031

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

In addition, the Company has investments in several of its partners whose securities are not publicly traded. These investments are accounted for under the cost basis. Because these securities are not publicly traded, the Company values these investments by using information acquired from industry trends, management of these companies, such companies’ financial statements, and other external sources. Specifically, the Company’s determination of any potential impairment of the value of the securities of privately held companies includes an analysis of the following for each such privately held company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives. Based on the information acquired through these sources, the Company records an impairment charge when it believes an investment has experienced a decline in value that is considered to be other than temporary.

The Company recorded impairment charges of $0, $0.2 million, $0 and $0 related to investments in partners whose securities are publicly traded for the three and six month periods ended June 30, 2004 and the three and six month periods ended June 30, 2005, respectively. In addition, the Company recorded impairment charges of $0, $0.1 million, $7.2 million and $27.4 million in partners whose securities are privately held for the three and six month periods ended June 30, 2004 and the three and six month periods ended June 30, 2005, respectively. The impairment charge for the three and six month periods ended June 30, 2005 related entirely to the Company’s investment in IDM. The amount of the impairment charge was calculated as the difference between (i) the estimated per share value expected to be received by IDM shareholders upon completion of its merger with Epimmune, Inc., publicly announced on March 16, 2005, and (ii) the Company’s carrying value. According to IDM and Epimmune, the transaction is expected to close in the third quarter of 2005. If the Company deems these investments to be further impaired at the end of any future period, it may incur additional impairment charges on these investments.

Revenue Recognition

The Company receives payments from customers and partners from the sale of antibodies, for licenses to its proprietary technology for product development, for services and from the achievement of product development milestones. These payments are generally non-refundable and are generally reported as deferred revenue until they are recognizable as revenue. The Company follows the following principles in recognizing revenue:

•                            The Company sells antibodies primarily to partners in the United States and overseas. Revenue from these sales is recognized when the antibodies are shipped and the Company has no further obligations related to the development of the antibodies.

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

•                            Revenue arrangements that include multiple deliverables, are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, consideration is allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

•                            Revenues derived from reimbursements of costs associated with the development of product candidates are recorded in compliance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”). According to the criteria established by EITF 99-19, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company believes it has met the criteria to record revenue for the gross amount of the reimbursements.

•                            Grant revenues are recognized as the Company provides the services stipulated in the underlying grant based on the time and materials incurred. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided.

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

	Three Months Ended June 30		Six Months Ended June 30
	2004	2005	2004	2005
Net loss, as reported	$(43,553)	$(30,800)	$(74,513)	$(77,696)
Add: Non-cash employee compensation	49	84	100	169
Deduct: Total stock-based employee compensation expense determined under fair value method	(3,237)	(3,393)	(6,432)	(7,169)
Pro forma net loss	$(46,741)	$(34,109)	$(80,845)	$(84,696)
Loss per share:
Basic and diluted, as reported	$(0.55)	$(0.28)	$(0.94)	$(0.71)
Basic and diluted, pro forma	$(0.59)	$(0.31)	$(1.02)	$(0.78)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2005	2004	2005
Expected stock price volatility	59.5%	98.8%	59.5%	98.8%
Risk-free interest rate	3.63%	3.96%	3.63%	3.96%
Expected life of options	5 years	6.25 years	5 years	6.25 years
Expected dividend yield	0%	0%	0%	0%

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

During the three and six month periods ended June 30, 2004, the value of the Company’s investment in Genmab was adjusted to reflect the Company’s share of Genmab’s net loss ($5.6 million) and ($10.4 million), respectively, and an unrealized loss of $36 thousand and an unrealized gain of $0.5 million, respectively, related to foreign exchange translation. Such foreign exchange translation adjustments are included within accumulated other comprehensive income in the Company’s consolidated balance sheets. During the six month period ended June 30, 2005, the value of the Company’s investment in Genmab was further adjusted to reflect the Company’s share of Genmab’s net loss ($1.7 million). During the first quarter of 2005, the remaining basis of the Company’s investment in Genmab was reduced to zero, and accordingly, recognition of the Company’s share in Genmab’s net losses has been suspended indefinitely.

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

As part of the collaboration, the two companies committed to an initial multi-year budget of approximately $192.0 million to fund the development of MDX-010 as a potential treatment for a broad range of cancers. BMS will be responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of product candidates intended solely for regulatory approval in the United States, and BMS will be fully responsible for all development efforts that relate solely to regulatory approval in Europe and other parts of the world. Approximately $6.4 million and $8.4 million of the Company’s revenue for the three and six month periods ended June 30, 2005 represented the reimbursement of the Company’s costs associated with the development of MDX-010 recorded in compliance with EITF 99-19.

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

The Company has a contingent commitment to pay $1.0 million to Essex Chemical Corporation (“Essex”) without interest in installments equal to 20% of net after tax earnings of the Company in future years. The Company’s contingent commitment, as amended, to pay up to $1.0 million out of future earnings may be satisfied, at the Company’s option, through the payment of cash or shares of the Company’s common stock having a fair market value equal to the amount owed, provided that such shares are registered with the Securities and Exchange Commission. The Company accrued $0.7 million related to this liability during 2000, and such amount remains accrued at June 30, 2005.

In the ordinary course of business, the Company is at times subject to various legal proceedings. The Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

7.                                      Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the fair value of the Company’s marketable securities and the foreign exchange translation primarily relates to the Company’s equity position in Genmab. The following table sets forth the components of comprehensive income (loss):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2005	2004	2005
Net loss	$(43,553)	$(30,800)	$(74,513)	$(77,696)
Unrealized (loss) gain on securities	(2,254)	904	(3,589)	(393)
Unrealized (loss) gain on foreign exchange	(36)	—	522	5
Total comprehensive loss	$(45,843)	$(29,896)	$(77,580)	$(78,084)

8.                                      Segment Information

The Company is a biopharmaceutical company focused on the discovery, development and potential commercialization of fully human antibody-based therapeutic products. The operations of the Company and its wholly owned subsidiaries constitute one business segment.

Revenue from customers representing 10% or more of total revenues is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Customer	2004	2005	2004	2005
Centocor, Inc.	—	22%	—	15%
Genmab A/S	37%	8%	43%	8%
Novartis Pharma AG	—	—	13%	2%
Bristol-Myers Squibb Co.	26%	39%	13%	36%
Pfizer, Inc.	11%	13%	6%	17%

No other single customer accounted for more than 10% of the Company’s total revenues for the three and six month periods ended June 30, 2004 and 2005, respectively.

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

Currently, 24 antibody product candidates generated from our UltiMAb Human Antibody Development System are in human clinical trials for the treatment of a wide range of diseases, such as cancer, rheumatoid arthritis and other inflammatory, autoimmune and infectious diseases(1). Eight of these product candidates are in Phase II or Phase III clinical trials. The most advanced of these product candidates is MDX-010 (Phase III, Phase II and Phase I clinical trials), which we are developing jointly with Bristol-Myers Squibb Company, or BMS, for the treatment of metastatic melanoma and other cancers. Five of these product candidates are fully owned by us and our affiliates: MDX-060 for lymphomas (Phase II clinical trial), MDX-070 for prostate cancer (Phase II clinical trial), MDX-214 for cancer (Phase I/II clinical trial), MDX-1307 for genitourinary and breast cancers (Phase I clinical trial) and MDX-1100 for ulcerative colitis (Phase I clinical trial). We are developing MDX-066 (Phase I clinical trial) jointly with The Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, or MBL, for the treatment of Clostridium difficile associated diarrhea. We are developing Valortim™ (Phase I clinical trial) jointly with PharmAthene, Inc. for inhalation anthrax.  Another product candidate, MDX-018 (Phase I/II clinical trial), is being jointly developed with Genmab A/S for autoimmune disease. Three additional product candidates are being developed separately by Genmab: HuMax™-CD4 (Phase III and Phase II clinical trials) for T-cell lymphomas, HuMax-EGFr (Phase I/II clinical trial) for head and neck cancer and HuMax-CD20 (Phase I/II clinical trial) for lymphomas. Genmab and Amgen, Inc. are developing AMG 714 (Phase II clinical trial) for rheumatoid arthritis. Additionally, other of our licensing partners, including Novartis Pharma AG, Eli Lilly and Company, and Centocor, Inc. (a subsidiary

(1) Information regarding the clinical status of third-party antibody products is based on publicly available information.

of Johnson & Johnson), are developing a total of ten product candidates, for inflammatory and/or autoimmune diseases and cancer, that are currently in clinical trials. Human Genome Sciences, Inc. has also announced the initiation of a Phase I trial of one anticancer product candidate developed pursuant to a licensing agreement with our partner Kirin Brewery Co., Ltd. We and our partners also have a number of UltiMAb® product candidates in preclinical development.

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

We have a history of operating losses and may not achieve profitability. As of June 30, 2005, we had an accumulated deficit of approximately $677.1 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our product candidates, invest in research, move forward with the development and prepare to commercialize our product candidates. Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or delay, reduce or eliminate certain of our research and development programs.

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

Revenue Recognition

We receive payments from our customers and partners for the sale of antibodies, for licenses to our proprietary technology, for product development services and from the achievement of product development milestones. These payments are generally non-refundable and are generally reported as deferred revenue until they are recognizable as revenue. We follow the following principles in recognizing revenue:

•                  We sell antibodies primarily to partners in the United States and overseas. Revenue from these sales is recognized when the antibodies are shipped and the Company has no further obligations related to the development of the antibodies.

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

•                  Revenue arrangements that include multiple deliverables, are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

•                  Revenues derived from reimbursements of costs associated with the development of product candidates are recorded in compliance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”). According to the criteria established by EITF 99-19, in transaction where we act as a principal, with discretion to choose suppliers, bear the credit risk and perform part of the services required in the transaction, we believe we have met the criteria to record revenue for the gross amount of the reimbursements.

•                  Grant revenues are recognized as we provide the services stipulated in the underlying grant based on the time and materials incurred. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided.

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities on our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded was approximately 0.9% and 0.8% of total marketable securities as of December 31, 2004 and June 30, 2005, respectively.

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

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in separate line items in our consolidated balance sheet entitled “Investments in IDM” and “Investments in, and advances to, other partners” and were approximately $22.4 million as of June 30, 2005. These securities are carried at original investment cost and adjusted for other than temporary impairment charges, if any. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, management of these companies, such companies’ financial statements, and other external sources. Specifically, our determination of any potential impairment of the value of the securities of privately held companies includes an analysis of the following for each such privately held company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

Results of Operations

Three months ended June 30, 2004 and 2005

Contract and License Revenues

Contract and license revenues totaled $1.2 million and $10.2 million for the three month periods ended June 30, 2004 and 2005, respectively, an increase of $9.0 million, or 749%. This increase relates principally to $4.0 million in milestone payments received from our contract and licensing business and a total of approximately $3.9 million of increased revenue recognized from our collaboration with Bristol-Myers Squibb Company, or BMS, which became effective in January 2005, our collaboration with Pfizer, Inc., or Pfizer, and the National Institutes of Health, or NIH, in accordance with a grant we received in 2004. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $0.7 million and $1.5 million for the three month periods ended June 30, 2004 and 2005, respectively, an increase of $0.8 million, or 113%. This increase is primarily the result of fees received from Genmab for the licensing of European and Asian rights to antibodies raised against the CD4 antigen utilizing our UltiMAb technology, partially offset by a decrease in antibody exclusive licenses granted to Genmab in the second quarter of 2005 as compared to the second quarter of 2004.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”). Reimbursement of development costs were $6.8 million for the three month period ended June 30, 2005 and related primarily to the development of MDX-010. There were no such reimbursements in the three month period ended June 30, 2004.

Research and Development Expenses

Research and development expenses for our products in development were $30.1 million and $35.8 million for the three month periods ended June 30, 2004 and June 30, 2005, respectively, an increase of $5.7 million, or 19%. Historically, due to the limited number of our products in clinical trials, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Three Months Ended June 30,
	2004	2005
Research	$8,871	$12,347
Product Development	21,253	23,404
Total	$30,124	$35,751

Research Costs

Research costs for the three month period ended June 30, 2005 increased by $3.5 million, or 39% as compared to the three month period ended June 30, 2004. The increase in research costs primarily relates to the following:

•                  License and technology access fees for the three month period ended June 30, 2005 were $2.5 million, an increase of $2.4 million, or 3,591%, as compared to the three month period ended June 30, 2004. These costs represent fees paid to partners and research organizations in connection with certain of our collaboration and license agreements. Included in the 2005 costs are payments to entities for licenses to certain technologies for which no comparable payments were made in 2004. We expect license fees, including funds paid to certain partners, to increase in the future.

•                  Supply costs for the three month period ended June 30, 2005 were $1.7 million, an increase of $0.4 million, or 33%, as compared to the three month period ended June 30, 2004.   Included in these costs are materials and small equipment. We expect these costs to increase as we continue to expand our research efforts.

•                  Personnel costs for the three month period ended June 30, 2005 were $3.6 million, an increase of $0.3 million, or 8%, as compared to the three month period ended June 30, 2004. The increased personnel costs are primarily attributable to staff needed to support higher levels of new product development opportunities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners. Personnel costs include primarily salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our research activities.

Product Development Costs

Product development costs for the three month period ended June 30, 2005 increased by $2.2 million, or 10% as compared to the three month period ended June 30, 2004. The increase in product development costs primarily relates to the following:

•                  Clinical research fees for the three month period ended June 30, 2005 were $3.0 million, an increase of $1.7 million, or 137%, as compared to the three month period ended June 30, 2004. This increase resulted primarily from the continued enrollment of patients in the Phase III clinical trial for MDX-010 in combination with MDX-1379, which was initiated in the third quarter of 2004. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

•                  Personnel costs for the three month period ended June 30, 2005 were $6.4 million, an increase of $0.6 million, or 9%, as compared to the three month period ended June 30, 2004. This increase resulted primarily from the increased staff needed to support more extensive clinical trial activities for MDX-010. Personnel costs include salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our product development activities and progress our products through clinical trials.

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $5.5 million and $6.1 million for the three month periods ended June 30, 2004 and 2005, respectively, an increase of $0.6 million, or 11%. This increase is primarily attributable to higher personnel costs of $0.2 million, increased shareholder expenses of $0.1 million and increased audit fees of $0.1 million. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was $5.6 million and $0 for the three month periods ended June 30, 2004 and 2005, respectively, and represents our share of Genmab’s net loss for the three month periods ended June 30, 2004 and 2005. Genmab is an affiliated company and is accounted for using the equity method of accounting. The recognition of our share of Genmab’s net losses reduces the carrying value, or basis, of our investment in Genmab. During the first quarter of 2005 the remaining basis of our investment in Genmab was reduced to zero and, accordingly, recognition of our share of Genmab’s net losses was suspended indefinitely.

Interest and Dividend Income

Interest and dividend income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income was $1.9 million and $2.7 million for the three month periods ended June 30, 2004 and 2005, respectively, an increase of $0.8 million, or 45%.  The increase reflects interest earned on higher average balances in our investment portfolio.  We anticipate lower interest and dividend income in the future as we continue to fund our operations and capital expenditures from our cash reserves.

Impairment Loss on Investments in Partners

In the course of our business, we may make investments in companies (both public and private) as part of strategic collaborations.  We recorded no impairment charges for the three month periods ended June 30, 2004 and 2005, related to investments in any of our partners whose securities are publicly traded.

In addition, we have investments in several partners whose securities are not publicly traded.  Because these securities are not publicly traded, the value of these investments is inherently more difficult to estimate than investments in publicly traded companies.  We recorded an impairment charge of $9.0 million for the three month period ended June 30, 2005, related entirely to our investment in IDM.  The amount of the impairment charge was calculated as the difference between (i) the estimated per share value expected to be received by IDM shareholders upon completion of its merger with Epimmune, Inc., or Epimmune, publicly announced on March 16, 2005, and (ii) our carrying value.  According to IDM and Epimmune, the transaction is expected to close in the third quarter of 2005.  We recorded no impairment charges for the three month period ended June 30, 2004 related to investments in our partners whose securities are not publicly traded.  If we deem these investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

Interest Expense

Interest expense was primarily related to interest and amortization of issuance costs on our 2.25% Convertible Senior Notes issued in May 2004, or the 2.25% Notes, and our 4.25% Convertible Senior Notes

issued in July 2003, or the 4.25% Notes. Interest expense was $4.0 million and $1.1 million for the three month periods ended June 30, 2004 and 2005, respectively, a decrease of $2.9 million, or 73%.  This decrease reflects the January 2005 conversion of all of our 4.25% Notes ($146.986 million) into a total of 21,875,353 shares of our common stock. The 2.25% Notes are due in May 2011 and interest is payable semi-annually on May 15 and November 15 of each year. We expect interest expense to be less in 2005 as compared to 2004 as a result of the conversion of our 4.25% Notes.

Net Loss on Extinguishment of Debt

In connection with a private placement of $150.0 million of 2.25% Notes (see further discussion under the section entitled Liquidity and Capital Resources), in June 2004 we repurchased $65.6 million in aggregate principal amount of our 4.50% Convertible Subordinated Notes issued in June 2001, or the 4.50% Notes, for cancellation.  As a result of this repurchase and cancellation we recorded a loss on the early extinguishment of debt of approximately $2.2 million for the three month period ended June 30, 2004.  No such transactions occurred during the three month period ended June 30, 2005.

Six months ended June 30, 2004 and 2005

Contract and License Revenues

Contract and license revenues totaled $2.3 million and $16.1 million for the six month periods ended June 30, 2004 and 2005, respectively, an increase of $13.8 million, or 599%. This increase related principally to $4.0 million in milestone payments received from our contract and licensing business, and a total of approximately $7.7 million of increased revenue recognized from our collaboration with BMS, our collaboration with Pfizer, our collaboration with NovImmune S.A.  and the NIH in accordance with a grant we received in 2004. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $1.5 million and $2.1 million for the six month periods ended June 30, 2004 and 2005, respectively, an increase of $0.6 million, or 38%. This increase is primarily the result of fees received from Genmab for the licensing of European and Asian rights to utilize our UltiMAb technology to develop and commercialize antibodies raised against the CD4 antigen, partially offset by a decrease in antibody exclusive licenses granted to Genmab in the first half of 2005 as compared to the first half of 2004.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF 99-19.  Reimbursement of development costs were $8.8 million for the six month period ended June 30, 2005 and related primarily to the development of MDX-010.  There were no such reimbursements in the six month period ended June 30, 2004.

Research and Development Expenses

Research and development expenses for our products in development were $53.1 million and $64.9 million for the six month periods ended June, 2004 and 2005, respectively, an increase of $11.8 million, or 22%. Historically, due to the limited number of our products in clinical trials, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Six Months Ended June 30,
	2004	2005
Research	$18,034	$23,627
Product Development	35,078	41,250
Total	$53,112	$64,877

Research Costs

Research costs for the six month period ended June 30, 2005 increased by $5.6 million, or 31% as compared to the six month period ended June 30, 2004. The increase in research costs primarily relates to the following:

•                  License and technology access fees for the six month period ended June 30, 2005 were $3.2 million, an increase of $2.7 million, or 579%, as compared to the six month period ended June 30, 2004. These costs represent fees paid to partners and research organizations in connection with certain of our collaboration and license agreements.  Included in the 2005 costs are payments to entities for licenses to certain technologies for which no comparable payments were made in 2004. We expect license fees, including funds paid to certain partners, to increase in the future.

•                  Royalty expense for the six month period ended June 30, 2005 was $1.3 million, an increase of $1.3 million, as compared to the six month period ended June 30, 2004. This expense primarily represents an amount paid to Kirin as a result of our collaboration with Pfizer in accordance with a Collaboration and License Agreement with Kirin, which became effective in September 2002. No comparable amounts were accrued in the first half of 2004.

•                  Supply costs for the six month period ended June 30, 2005 were $3.2 million, an increase of $0.7 million, or 29%, as compared to the six month period ended June 30, 2004.   Included in these costs are materials and small equipment. We expect these costs to increase as we continue to expand our research efforts.

•                  Personnel costs for the six month period ended June 30, 2005 were $7.3 million, an increase of $0.6 million, or 9%, as compared to the six month period ended June 30, 2004. The increased personnel costs are primarily attributable to staff needed to support higher levels of new product development opportunities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners.  Personnel costs include primarily salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our research activities.

Product Development Costs

Product development costs for the six month period ended June 30, 2005 increased by $6.2 million, or 18% as compared to the six month period ended June 30, 2004. The increase in product development costs primarily relates to the following:

•                  Clinical research fees for the six month period ended June 30, 2005 were $4.3 million, an increase of $2.4 million, or 118%, as compared to the six month period ended June 30, 2004. This increase resulted primarily from the continued enrollment of patients in the Phase III clinical trial for MDX-010 in combination with MDX-1379, which was initiated in the third quarter of 2004. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

•                  Contract manufacturing costs for the six month period ended June 30, 2005 were $7.6 million, an increase of $2.0 million, or 36%, as compared to the six month period ended June 30, 2004. This increase in third party contract manufacturing costs primarily represents production and packaging expenses related to clinical trials of MDX-060.

•                  Personnel costs for the six month period ended June 30, 2005 were $12.9 million, an increase of $1.5 million, or 14%, as compared to the six month period ended June 30, 2004. This increase resulted primarily from the increased staff needed to support more extensive clinical trial activities for MDX-010. Personnel costs include salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our product development activities and progress our products through clinical trials.

We expect product development costs to increase in the future as more of our product candidates enter clinical trials. In addition, we may be obligated to make milestone payments on certain of our product candidates as they progress through the clinical trial process.

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $11.3 million and $11.9 million for the six month periods ended June 30, 2004 and 2005, respectively, an increase of $0.6 million, or 5%. This increase is primarily attributable to higher personnel costs of $0.3 million and increased audit fees of $0.2 million. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was $10.4 million and $1.7 million for the six month periods ended June 30, 2004 and 2005, respectively, a decrease of $8.7 million, or 84% and represents our share of Genmab’s net loss for the six month periods ended June 30, 2004 and 2005. This decrease reflects the write off of the remaining basis of our investment in Genmab as the result of our share in its net loss for the six month period ended June 30, 2005.  Genmab is an affiliated company and is accounted for using the equity method of accounting. The recognition of our share of Genmab’s net losses reduces the carrying value, or basis, of our investment in Genmab. During the first quarter of 2005 the remaining basis of our investment in Genmab was reduced to zero and, accordingly, recognition of our share of Genmab’s net losses will be suspended indefinitely.

Interest and Dividend Income

Interest and dividend income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income was $6.2 million and $5.2 million for the six month periods ended June 30, 2004 and 2005, respectively, a decrease of $1.0 million, or 17%.  Included in interest and dividend income for the six month period ended June 30, 2004 is a gain on the sale of common stock of Protein Design Labs, Inc. of approximately $1.7 million.  Excluding the impact of this gain, interest and other income would have increased by $0.7 million, or 16%, as compared to the six month period ended June 30, 2004. The increase reflects interest earned on higher average balances in our investment portfolio. We anticipate lower interest and dividend income in the future as we continue to fund our operations and capital expenditures from our cash reserves.

Impairment Loss on Investments in Partners

In the course of our business, we may make investments in companies (both public and private) as part of strategic collaborations.  We recorded impairment charges of $0.2 million and $0 for the six month periods ended June 30, 2004 and 2005, respectively, related to investments in one of our partners whose securities are publicly traded.

In addition, we have investments in several partners whose securities are not publicly traded.  Because these securities are not publicly traded, the value of these investments is inherently more difficult to estimate than investments in publicly traded companies.  We recorded impairment charges of $0.1 million and $29.3 million for the six month periods ended June 30, 2004 and 2005, respectively, related to investments in certain of our partners whose securities are not publicly traded.  The impairment charge for the six month period ended June 30, 2005 related entirely to our investment in IDM.  The amount of the impairment charge was calculated as the difference between (i) the estimated per share value expected to be received by IDM shareholders upon completion of its merger with Epimmune, publicly announced on March 16, 2005, and (ii) our carrying value.  According to IDM and Epimmune, the transaction is expected to close in the third quarter of 2005.  If we deem these investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

Interest Expense

Interest expense was primarily related to interest and amortization of issuance costs on the 2.25% Notes and the 4.25% Notes. Interest expense was $7.6 million and $2.1 million for the six month periods ended June 30, 2004 and 2005, respectively, a decrease of $5.5 million, or 72%.  This decrease reflects the January 2005 conversion of all of our 4.25% Notes ($146.986 million) into a total of 21,875,353 shares of our common stock. The 2.25% Notes are due in May 2011 and interest is payable semi-annually on May 15 and November 15 of each year. We expect interest expense to be less in 2005 as compared to 2004 as a result of the conversion of our 4.25% Notes.

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

At June 30, 2005, we had $363.1 million in cash, cash equivalents and marketable securities. We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.

Cash Used in Operating Activities

Cash used in operating activities was $50.4 million and $45.1 million for the six month periods ended June 30, 2004 and 2005, respectively. This reflects a decrease of $5.3 million in 2005 as compared to the same period in 2004.  The decrease in net cash used in operating activities for the six month period ended June 30, 2005 was primarily due to the receipt of approximately $31.0 million from BMS, in accordance with our November 2004 Collaboration and Co-Promotion Agreement which became effective in January 2005.  This was offset by increased operating expenses as well as a $10.2 million “make-whole” payment associated with the provisional redemption of our 4.25% Notes (see further discussion under “Cash Provided by (Used in) Financing Activities”). The increase in operating expenses relates primarily to the development of our product pipeline and includes personnel costs, expenses related to our facilities, third-party research and contract manufacturing costs, and the costs of clinical trials. All of these costs were higher as result of our increased clinical trial and product development activities.

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

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $51.2 million for the six month period ended June 30, 2004 compared to net cash provided by investing activities of $10.2 million for the six month period ended June 30, 2005.  The overall increase in cash provided by investing activities was $61.4 million and was primarily due to the following factors:

•                  An increase of $79.3 million in segregated cash.  This increase represents funds designated for the repurchase of the remaining principal amount of our 4.50% Subordinated Convertible Notes due 2006, which was completed  on July 1, 2004, offset in part by

•                  A decrease in net sales of marketable securities of $17.9 million for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004.  This decrease was primarily due to decreased sales of marketable securities in 2005 to fund operations and capital expenditures.  Operations and capital expenditures for the six month period ended June 30, 2005 were partially funded with the proceeds received from the BMS collaboration.

Cash Provided by Financing Activities

Cash provided by financing activities was $78.4 million and $26.6 million for the six month period ended June 30, 2004 and 2005 respectively.  Cash provided by financing activities for the six month period ended June 30, 2004 resulted primarily from the net proceeds of approximately $145.2 million received from the private placement of $150.0 million of 2.25% Notes offset, in part, by cash used of approximately $66.8 million to repurchase a portion of our 4.50% Notes for cancellation.  Cash provided by financing activities for the six month period ended June 30, 2005 was primarily due to the proceeds received ($25.0 million) from the sale of common stock to BMS in connection with our collaboration.

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

Other Liquidity Matters

In connection with our merger with Essex Medical Products in 1987, we are committed to pay to Essex Chemical Corporation, or Essex, 20% of our net after-tax income until a total of $1.0 million has been paid, contingent upon the occurrence of certain events. As the result of our net income in 2000 we accrued $0.7 million payable to Essex, which remains accrued at June 30, 2005. At our option, this obligation may be satisfied by the payment of shares of our common stock having a fair market value equal to the amount owed, provided such shares are registered for sale with the Securities and Exchange Commission.

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

In July 2004, we entered into an amendment to a collaboration and license agreement with Gilead Sciences, Inc., referred to herein as the Gilead Amendment. Under the terms of the Gilead Amendment, we agreed to pay Gilead a total of $8.5 million in eight equal quarterly installments of $1.063 million, payable at our election, in cash, registered shares of our common stock or a combination thereof, in exchange for (i) a reduction of certain future royalty payment obligations payable by us to Gilead, and (ii) an expansion of the scope of certain licenses from Gilead to us relating to certain intellectual property rights regarding anti-CTLA-4 products. The first of these payments was paid on August 2, 2004 through the issuance of 185,622 shares of our common stock to Gilead. The second (October 1, 2004), third (January 3, 2005), fourth (April 1, 2005) and fifth (July 1, 2005) payments were made in cash. The three remaining payments will be made on a quarterly basis, commencing on October 3, 2005 and ending on April 3, 2006. If we decide to make a quarterly installment payment in shares of our common stock, the number of shares of common stock subject to issuance for any installment will be determined by dividing (x) $1.063 million (less any cash paid in connection with the installment) by (y) the average of the closing sales prices of our common stock for each of the trading days during the five-trading-day period ending on (and including) the trading day that is two trading days immediately prior to the applicable date of issuance as publicly reported by NASDAQ. In the event that, during the 60-day period following the applicable date of issuance of such common stock, Gilead sells all of the shares of our common stock delivered as part of an installment payment under the Gilead License and the proceeds of such sale are less than $1.063 million (less any cash paid in connection with such installment), we must pay the difference to Gilead in cash. If such sale proceeds exceed $1.063 million (less any cash paid in connection with such installment), Gilead must pay us 50% of any such excess in cash. In the event that, during any such 60-day period, Gilead does not sell all of the shares of our common stock comprising the installment, there will be no such adjustment. In August 2004, we paid Gilead approximately $0.1 million representing the difference between the proceeds received by Gilead upon the sale of the 185,622 shares of common stock and the initial payment of $1.063 million.

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

Pursuant to these agreements, BMS made an initial cash payment to us on January 21, 2005 of $25.0 million. In addition, BMS purchased a total of 2,879,223 unregistered shares of our common stock at a purchase price equal to $8.6829 per share for an aggregate purchase price of $25.0 million. These shares were issued in a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The purchase price represented a small premium to the market price on the date we signed the collaboration agreement. BMS has agreed to a two-year lock-up period with respect to any sales of such stock. We have no future obligation to register such stock.

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

Through June 30, 2005, we have not made any milestone payments to Kirin although approximately $2.8 million has been paid to Kirin as of June 30, 2005 representing a payment due Kirin as a result of our collaboration with Pfizer. In addition, based on a total of two products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2006, we may be required to make milestone payments to Kirin aggregating up to approximately $8.5 million with respect to such products, or a maximum of approximately $4.25 million per product. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through June 30, 2005, we had made milestone payments of approximately $0.3 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of five products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2006, we may be obligated to make future milestone payments aggregating up to approximately $22.5 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in ensuring that material information relating to our company is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

Changes in internal controls: There were no significant changes in our internal controls during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 19, 2005, our shareholders elected two Class II Directors each to serve for a term to expire in 2008.  Our shareholders also voted to approve our 2005 Equity Incentive Plan and to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2005 fiscal year. Out of the 110,575,979 eligible votes, a total of 79,036,190 were cast at the meeting for Items Nos. 1 and 3 below either by proxies solicited in accordance with Section 14 of the Securities Exchange Act of 1934, as amended, and the regulations set forth thereunder, or by securities holders voting in person. In addition, a total of 47,712,295 votes were cast at the meeting either by proxies or in person for Item No. 2.  There were 31,323,895 broker non-votes related to Item No. 2. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes for each nominee is set forth under Item No. 1 below, the approval of the 2005 Equity Incentive Plan is set forth under Item No. 2 below and the ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm for the 2005 fiscal year is set forth in Item No. 3 below:

Item No. 1

Nominees for Directors

Directors—Class II	Votes For	Votes Withheld
Mr. Michael A. Appelbaum	74,832,845	4,203,345
Dr. Patricia M. Danzon	75,655,640	3,380,550

The following persons are incumbent directors whose terms of office continue after the Annual Meeting of Shareholders:

Class I Terms Expiring in 2006	Class III Terms Expiring in 2007
Dr. Donald L. Drakeman	Mr. Irwin Lerner
Dr. Ronald J. Saldarini	Dr. Julius A. Vida
Mr. Charles R. Schaller

Item No. 2

Approval of our 2005 Equity Incentive Plan:

FOR	AGAINST	ABSTAIN
35,083,158	12,437,255	191,882

Item No. 3

Ratification of the selection of Ernst & Young LLP as Independent Registered Public Accounting Firm for the 2005 fiscal year:

FOR	AGAINST	ABSTAIN
77,414,151	1,509,828	112,211

Item 5. Other Information

Additional factors that might affect future results include the following:

Our product candidates have not been and may not ever be approved for sale and/or commercialized, and many are in early stages of development.

Our human antibody technology is a new approach to the generation of antibody-based therapeutic products. Active product candidates employing our human antibody technology have not moved beyond clinical development. Based on public disclosures, regulatory applications, including INDs, have been submitted to the FDA or comparable foreign authorities, for 24 product candidates derived from our UltiMAb platform. To date, neither we nor our partners have any product candidates employing our human antibody technology that have been approved for sale by the FDA or comparable foreign authorities and/or commercialized. In addition, we are not aware of any commercialized fully human monoclonal antibody therapeutic products that have been generated from any technologies similar to ours. Product candidates employing our human antibody technology may not advance beyond clinical development or demonstrate clinical safety and effectiveness.

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

We have incurred large operating losses and we anticipate that these losses will continue for the foreseeable future. In particular, as of June 30, 2005, we had an accumulated deficit of approximately $677.1 million. Our net losses were $186.5 million and $77.7 million for the year ended December 31, 2004 and the six-month period ended June 30, 2005, respectively. Our losses have resulted principally from:

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

We are aware of only a limited number of companies on a worldwide basis that operate manufacturing facilities in which our product candidates can be manufactured under cGMP regulations, a requirement for all pharmaceutical products. We are currently pursuing late-stage clinical and commercial supply agreements with cGMP-compliant third-party manufacturers with available capacity to meet our internal production timetables. We have entered into clinical supply agreements with Lonza Group Ltd. with respect to MDX-010 and MDX-060.  As part of our collaboration with BMS, we assigned to BMS the clinical supply agreement with respect to MDX-010, and, together with BMS, we are pursuing ongoing discussions with respect to terms of a commercial supply agreement for MDX-010. We do not currently have the capability to manufacture our products under development in large commercial quantities and have no experience in commercial-scale manufacturing. It would take a substantial period of time for a contract facility that has not been producing antibodies to begin producing antibodies under cGMP regulations. We cannot make assurances that we will be able to contract with such companies for clinical and/or commercial supply on acceptable terms or in a timely manner, if at all. Moreover, even if we are able to enter into clinical and/or commercial supply manufacturing arrangements with cGMP-compliant third-party manufacturers, we cannot assure you that such manufacturers will be able to produce products that are substantially equivalent to the product candidates that we have produced in our own facilities and used in our clinical trials. If such companies are not able to produce products that are substantially equivalent to our product candidates, the progress of our clinical trials and/or commercialization of our products may be delayed and our business, financial condition and results of operations may be materially harmed.

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

Due to the size of our equity interest in Genmab, we are currently required to account for our interest in Genmab under the equity method of accounting, which provides that we must include a portion of Genmab’s income and losses equal to our percentage equity interest in Genmab in our consolidated financial statements. For the years ended December 31, 2002, 2003 and 2004, our share of Genmab’s losses were approximately $19.6 million (excluding the $31.0 million impairment charge discussed below), $15.0 million and $19.8 million, respectively.  For the six-month period ended June 30, 2005, our share of Genmab’s net loss was $1.7 million.  As such, the current value of our equity interest in Genmab as determined by the equity method of accounting is zero and, accordingly, recognition of our share of Genmab’s net losses is now suspended indefinitely.

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

We are exposed to equity price risk on our strategic investments in our publicly-traded partners, and as part of our business strategy, we may choose to make additional similar investments in public companies in the future. As these investments are the result of strategic alliances with our collaborative partners, we typically do not attempt to reduce or eliminate our market exposure of these types of strategic investments. Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments are designated as available-for-sale and are reported at fair value on our consolidated balance sheet. Unrealized holding gains and losses on available-for-sale securities are generally excluded from earnings and reported within other comprehensive income which is a separate component of shareholders’ equity. Under our accounting policy, marketable equity securities are generally considered to be impaired if their fair value is less than our cost basis in such securities for more than six months, or some other period in light of the particular facts and circumstances surrounding the investment. If a decline in the fair value of available-for-sale securities is considered to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. For the year ended December 31, 2002, we recorded impairment charges of approximately $40.5 million (of which approximately $31.0 million related to Genmab) on our strategic investments in publicly traded companies. During the year ended December 31, 2003, no impairment charges were recorded related to the value of our investments in publicly traded companies. For the year ended December 31, 2004, we recorded impairment charges of $0.2 million on investments in partners whose securities are publicly traded.  No impairment charges were recorded on investments in partners whose securities are publicly traded for the three and six month periods ended June 30, 2005.  If we deem these investments to be further impaired at the end of any future reporting period, we may incur additional impairment charges on these investments.

In addition, we have investments in several of our partners whose securities are not publicly traded, such as IDM. The value of our investments in these companies are inherently more difficult to estimate than our investments in publicly traded companies. We estimate the value of these investments by using information acquired from industry trends, management of these companies, financial statements, and other external sources. Specifically, our determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financing and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. For the years ended December 31, 2002, 2003 and 2004, we recorded impairment charges of approximately $2.4 million, $1.4 million and $7.1 million, respectively, on our investments in privately-held companies. Approximately $7.0 million of the 2004 impairment charge related to IDM.  For the three and six month periods ended June 30, 2005, we recorded impairment charges of $9.0 million and $29.3 million which related entirely to IDM. Future adverse changes in market conditions or adverse changes in operating results of these companies may also require an impairment charge in the future.

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

The administration of drugs to humans, in clinical trials or after commercialization, may expose us to product liability claims. Consumers, healthcare producers or persons selling products based on our technology may be able to bring claims against us based on the use of our products in clinical trials and the sale of products based on our technology. Product liability claims may be expensive to defend and may result in large judgments against us. We have obtained limited product liability coverage for our clinical trials, under which coverage limits are $15 million per occurrence and $15 million in the aggregate. Although we believe these coverage limits are adequate, we cannot be certain that the insurance policies will be sufficient to cover all claims that may be made against us. We intend to increase our coverage limits as we progress into additional late-stage clinical trials and to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for products in development. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms.

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

•       public concern as to the safety and effectiveness of our products; and

•       general market conditions.

During the two-year period ended June 30, 2005, the sale prices of our common stock ranged between $4.37 and $11.55. The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these or other factors, including the sale or attempted sale of a large amount of our common stock into the market. Broad market fluctuations may also adversely affect the market price of our common stock.

We have obligations to issue shares of our common stock in the future, which may have a dilutive effect on the shares of our common stock currently outstanding.

As of July 29, 2005, we had 13,986,188 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our stock option plans having a weighted average exercise price of $8.02 per share and we had reserved 7,405,227 shares of common stock for issuance pursuant to future grants of options under our stock option plans. We have filed registration statements on Form S-8 under the Securities Act covering all of these shares. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

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

As of July 29, 2005, we had reserved 894,129 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 under the Securities Act covering all of those shares. All shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ National Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of July 29, 2005, we had 10,936,935 shares of common stock reserved for the issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

Future sales of our common stock or other securities could cause the market price of our common stock to decline.

As of July 29, 2005, we had 111,033,341 shares of common stock outstanding, of which 9,374,318 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

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

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 2.25% Convertible Senior Notes due May 11, 2011. As of July 29, 2005, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

Item 6. Exhibits and reports on Form 8-K

(a)                         Reports on Form 8-K:

Form 8-K dated May 9, 2005 relating to a press release of the Company’s financial results for the quarter ended March 31, 2005.

Form 8-K dated May 20, 2005 regarding the approval of the Company’s 2005 Equity Incentive Plan and the election of directors.

Form 8-K dated July 29, 2005 relating to:  (i) an amendment to the Company’s 2005 Equity Incentive Plan, and (ii) an amendment to the Company’s by-laws.

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

MEDAREX, INC.
(Registrant)

Date:	August 9, 2005	By:	/s/ DONALD L. DRAKEMAN
Donald L. Drakeman
President and Chief
Executive Officer
(Principal Executive Officer)

Date:	August 9, 2005	By:	/s/ CHRISTIAN S. SCHADE
Christian S. Schade
Senior Vice President
Finance & Administration,
Chief Financial Officer
(Principal Financial and
Accounting Officer)