Form 10-Q
period 2005-09-30
MEDAREX INC
filed 2005-11-04
CIK 874255

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒  No  ☐

Indicate by check ☒ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

The number of shares of common stock, $.01 par value, outstanding as of October 31, 2005 was 111,353,135 shares.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	September 30,
	2004	2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,843	$74,519
Marketable securities	309,664	282,976
Segregated cash	12,301	—
Prepaid expenses and other current assets	6,708	25,328
Total current assets	393,516	382,823

Property, buildings and equipment:
Land	6,795	6,795
Buildings and leasehold improvements	77,995	79,490
Machinery and equipment	43,077	46,766
Furniture and fixtures	4,290	4,355
Construction in progress	2,821	3,527
	134,978	140,933

Less accumulated depreciation and amortization	(45,098)	(55,766)
	89,880	85,167

Investment in Genmab	1,657	5,463
Investment in IDM	41,206	—
Investments in, and advances to, other partners	10,482	10,482
Segregated cash	1,700	1,700
Other assets	10,904	7,277
Total assets	$549,345	$492,912

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$4,998	$2,621
Accrued liabilities	32,148	23,031
Deferred contract revenue - current	15,260	18,788
Total current liabilities	52,406	44,440

Deferred contract revenue - long-term	86,691	108,737
Other long-term liabilities	5,873	2,914
4.25% Convertible senior notes due August 15, 2010	146,986	—
2.25% Convertible senior notes due May 15, 2011	150,000	150,000

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 85,865,333 shares issued and 85,673,693 outstanding at December 31, 2004 and 111,406,308 shares issued and 111,310,717 shares outstanding at September 30, 2005	859	1,114
Capital in excess of par value	699,380	880,531
Treasury stock, at cost 191,640 shares at December 31, 2004 and 95,591 shares at September 30, 2005	(482)	(240)
Deferred compensation	372	155
Accumulated other comprehensive income	6,649	5,441
Accumulated deficit	(599,389)	(700,180)

Total shareholders’ equity	107,389	186,821
Total liabilities and shareholders’ equity	$549,345	$492,912

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

Contract and license revenues	$2,499	$6,479	$4,807	$22,619
Contract and license revenues from Genmab	1,183	1,142	2,714	3,250
Reimbursement of development costs	—	3,045	—	11,845
Total revenues	3,682	10,666	7,521	37,714

Costs and expenses:
Research and development	40,583	30,925	93,695	95,802
General and administrative	5,682	6,110	16,985	17,962
Acquisition of in-process technology	5,439	—	5,439	—
Total costs and expenses	51,704	37,035	116,119	113,764
Operating loss	(48,022)	(26,369)	(108,598)	(76,050)

Equity in net loss of affiliate	(4,106)	(1,816)	(14,478)	(3,473)
Interest and dividend income and realized gains	2,454	6,233	8,639	11,394
Impairment loss on investments in partners	—	—	(316)	(29,265)
Additional receipts related to asset acquisitions	(245)	—	(245)	69
Interest expense	(2,504)	(1,053)	(10,090)	(3,180)
Net loss on extinguishment of debt	(2,402)	—	(4,241)	—
Pre tax loss	(54,825)	(23,005)	(129,329)	(100,505)
Provision for income taxes	182	90	191	286
Net loss	$(55,007)	$(23,095)	$(129,520)	$(100,791)

Basic and diluted net loss per share:	$(0.68)	$(0.21)	$(1.62)	$(0.92)

Weighted average number of common shares outstanding
- basic and diluted	80,904	111,406	79,981	109,845

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2004	2005
Operating activities:
Net loss	$(129,520)	$(100,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,750	9,316
Amortization	3,365	4,742
Loss on extinguishment of debt	4,566	—
Loss on sale of equipment	105	—
Stock options and awards to employees and non-employees	387	242
Licenses fee paid with stock	2,563	—
Write-off in-process technology	5,439	—
Non-cash revenue - Genmab	(1,500)	—
Equity in net loss of Genmab	14,478	3,473
Impairment loss on investments in partners	316	29,265
Gain on exchange of convertible debt	(325)	—
Gain on sale of equity securities	(1,664)	(3,315)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(4,581)	(18,815)
Trade accounts payable	(246)	(2,377)
Accrued liabilities	9,584	(11,232)
Deferred contract revenue	83,234	25,574
Net cash used in operating activities	(5,049)	(63,918)

Investing activities:
Purchase of property and equipment	(6,620)	(5,869)
Proceeds from sale of equipment	600	—
Increase in investments and advances to affiliates and partners	(563)	—
Increase in segregated cash	3,245	—
Purchase of marketable securities	(255,500)	(56,108)
Sales of marketable securities	250,216	107,287
Net cash (used in) provided by investing activities	(8,622)	45,310

Financing activities:
Cash received from sales of securities and exercise of stock options, net	30,949	28,775
Proceeds from sale of 2.25% convertible senior notes, net	145,222	—
Debt repurchase	(144,585)	—
Deferred offering costs - Celldex	(601)	(487)
Debt exchange costs	(100)	—
Principal payments under lease obligations	(78)	(4)
Net cash provided by financing activities	30,807	28,284
Net increase in cash and cash equivalents	17,136	9,676
Cash and cash equivalents at beginning of period	72,998	64,843
Cash and cash equivalents at end of period	$90,134	$74,519

Supplemental disclosures of cash flow information Cash paid during period for:
Income taxes	$3	$122
Interest	$8,990	$4,034

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

The Company recorded impairment charges of $0, $0.2 million, and $0, $0 related to investments in partners whose securities are publicly traded for the three and nine month periods ended September 30, 2004 and the three and nine month periods ended September 30, 2005, respectively.  In addition, the Company recorded impairment charges of $0, $0.1 million and $0, $29.3 million in partners whose securities are privately held for the three and nine month periods ended September 30, 2004 and the three and nine month periods ended September 30, 2005, respectively.  The impairment charge for the three and nine month periods ended September 30, 2005 related entirely to the Company’s investment in Immuno-Design Molecules, S.A. (“IDM”).  The amount of the impairment charge was calculated as the difference between (i) the per share value received by IDM shareholders upon completion of its merger with Epimmune, Inc., and (ii) the Company’s carrying value.  In August 2005, Epimmune and IDM announced the completion of their business combination.  In exchange for its equity interest in IDM, the Company received approximately 2.6 million shares of the combined entity, IDM Pharma, Inc., a publicly traded company.  As of September 30, 2005, the Company’s investment in IDM Pharma, Inc. is included within marketable securities in the Company’s consolidated balance sheet.  If the Company deems these investments to be further impaired at the end of any future period, it may incur additional impairment charges on these investments.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2005	2004	2005
Net loss, as reported	$(55,007)	$(23,095)	$(129,520)	$(100,791)
Add: Non-cash employee compensation	207	72	307	242
Deduct: Total stock-based employee compensation expense determined under fair value method	(4,123)	(5,681)	(10,555)	(13,030)
Pro forma net loss	$(58,923)	$(28,704)	$(139,768)	$(113,579)
Loss per share:
Basic and diluted, as reported	$(0.68)	$(0.21)	$(1.62)	$(0.92)
Basic and diluted, pro forma	$(0.73)	$(0.26)	$(1.75)	$(1.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2005	2004	2005
Expected stock price volatility	58.5%	98.6%	58.5%	98.6%
Risk-free interest rate	3.40%	4.16%	3.40%	4.16%
Expected life of options	5 years	6.25 years	5 years	6.25 years
Expected dividend yield	0%	0%	0%	0%

Reclassifications

Certain prior period balances have been reclassified to conform with the current period presentation.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company has elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continues to account for share based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense is only disclosed in the footnotes to the financial statements. The Company will be required to adopt Statement No. 123(R) beginning January 1, 2006. The Company is currently in the process of evaluating the option valuation methods available under Statement 123(R) and has preliminarily selected the modified prospective transition method available under Statement 123(R). Although the Company has not yet determined the impact of Statement 123(R), it may be significant to its consolidated results of operations.

2.                             Investments in Genmab

As a result of a series of transactions, including an initial public offering by Genmab A/S, a Danish biotechnology company (“Genmab”), of its ordinary shares in October 2000, the Company owned an approximately 31.8% interest in Genmab as of December 31, 2003.

In July 2004, Genmab completed a private placement of 5.6 million shares of its stock. As a result of this private placement, the Company’s ownership percentage in Genmab was reduced to approximately 24.7%. The difference between the Company’s proportionate share of the equity and its carrying value at the time the private placement was completed was approximately $9.7 million and was accounted for in accordance with

APB Opinion No.18, The Equity Method of Accounting for Investment in Common Stock, and Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary.  During the three and nine month periods ended September 30, 2004, the value of the Company’s investment in Genmab was adjusted to reflect the Company’s share of Genmab’s net loss ($4.1 million) and ($14.5 million), respectively, and unrealized gains of $0.1 million and $0.6 million, respectively, related to foreign exchange translation.  Such foreign exchange translation adjustments are included within accumulated other comprehensive income in the Company’s consolidated balance sheets.

During the first quarter of 2005, the remaining basis of the Company’s investment in Genmab was reduced to zero and accordingly, recognition of the Company’s share of Genmab’s net losses for the remainder of the first quarter of 2005, the second quarter of 2005 and a portion of the third quarter of 2005 was suspended.

In August 2005, Genmab sold approximately 2.5 million shares of its stock to a corporate partner in connection with a global development and commercialization agreement. As a result of this sale of stock, the Company’s ownership percentage in Genmab was reduced to approximately 22.2%. The difference between the Company’s proportionate share of the equity and its carrying value after completion of Genmab’s sale of stock to the corporate partner was approximately $7.4 million and was also accounted for in accordance with APB Opinion No.18, The Equity Method of Accounting for Investment in Common Stock, and Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary. The increases in the carrying value of Genmab as a result of the July 2004 private placement and the August 2005 sale of stock to a corporate partner were accounted for as an increase to capital in excess of par value at the time the respective transactions were completed.

As a result of the increase in carrying value of the Company’s investment in Genmab of approximately $7.4 million in August 2005 and in accordance with EITF 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition, the Company was required to resume the recognition of its share of Genmab’s net losses in the third quarter of 2005.

During the three month period ended September 30, 2005, the Company’s investment in Genmab was adjusted to reflect its share (22.2%) of Genmab’s net loss ($1.8 million) and an unrealized loss related to foreign exchange translation of $0.1 million.  During the nine month period ended September 30, 2005, the Company’s investment in Genmab was adjusted to reflect its share of Genmab’s net loss ($3.5 million) and an unrealized loss related to foreign exchange translation of $0.1 million.  The carrying value of the Company’s investment in Genmab as of September 30, 2005 was approximately $5.5 million.  In accordance with the equity method of accounting, the Company will continue to record it proportionate share of Genmab’s net losses in the future until such time when the Company’s carrying value of its investment in Genmab has been reduced to zero or when the Company’s ownership percentage in Genmab has been reduced to less than 20%.

3.                              Proposed Public Offering of Celldex Therapeutics, Inc. Common Stock

The Company’s subsidiary Celldex Therapeutics, Inc. (“Celldex”) had filed a registration statement with the Securities and Exchange Commission related to a proposed initial public offering of a portion of its common stock.  In August 2005, Celldex withdrew its registration statement due to market conditions. The Company has assigned or licensed to Celldex certain intellectual property related to the Company’s vaccine technology, including the rights to MDX-1307, one of the Company’s product candidates for the treatment of cancer, as well as the Investigational New Drug Application (“IND”), associated with this product candidate which became effective in February 2004. As a result of two separate acquisitions completed by Celldex in October

2005 (see Note 9), the Company’s ownership was reduced to approximately 60% of the outstanding common stock of Celldex.

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

As part of the collaboration, the two companies committed to an initial multi-year budget of approximately $192.0 million to fund the development of MDX-010 as a potential treatment for a broad range of cancers. BMS will be responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of product candidates intended solely for regulatory approval in the United States, and BMS will be fully responsible for all development efforts that relate solely to regulatory approval in Europe and other parts of the world. Approximately $2.8 million and $11.2 million of the Company’s revenue for the three and nine month periods ended September 30, 2005 represented the reimbursement of the Company’s costs associated with the development of MDX-010 recorded in compliance with EITF 99-19.  The Company’s share of the BMS development costs for the three and nine month periods ended September 30, 2005 was approximately $1.8 million and $2.3 million, respectively.

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

7.                             Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the fair value of the Company’s marketable securities and the foreign exchange translation primarily relates to the Company’s equity position in Genmab. The following table sets forth the components of comprehensive income (loss):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2005	2004	2005
Net loss	$(55,007)	$(23,095)	$(129,520)	$(100,791)
Unrealized (loss) gain on securities	(187)	1,502	(3,776)	(1,109)
Unrealized (loss) gain on foreign exchange	93	(105)	615	(100)
Total comprehensive loss	$(55,101)	$(21,698)	$(132,681)	$(102,000)

8.                             Segment Information

The Company is a biopharmaceutical company focused on the discovery, development and potential commercialization of fully human antibody-based therapeutic products. The operations of the Company and its wholly owned subsidiaries constitute one business segment.

Revenue from customers representing 10% or more of total revenues is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Customer	2004	2005	2004	2005
Centocor, Inc.	—	—	—	11%
Genmab A/S	32%	11%	36%	9%
Novartis Pharma AG	14%	—	13%	1%
Bristol-Myers Squibb Co.	—	34%	—	35%
Pfizer, Inc.	—	22%	—	18%
Amgen, Inc.	27%	1%	13%	—
National Institutes of Health	—	10%	—	8%

No other single customer accounted for more than 10% of the Company’s total revenues for the three and nine month periods ended September 30, 2004 and 2005, respectively.

9.         Subsequent Events

In October 2005, Celldex acquired all of the issued and outstanding shares of capital stock of Lorantis Limited (“Lorantis”), a privately held biotechnology company based in Cambridge, U.K. and substantially all of the assets of Alteris Therapeutics, Inc. (“Alteris”), a privately held biotechnology company based in Philadelphia, PA.  The purchase price for Lorantis consisted of 6.8 million shares of Celldex Class A common stock and the purchase price for substantially all of the Alteris assets consisted of 1.2 million shares of Celldex common stock, approximately $1.5 million in cash and certain potential milestone and other payments.

As a result of these transactions, the Company’s ownership percentage of Celldex was reduced to approximately 60%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance. Statements that are not historical facts, including statements preceeded by, followed by, or that include the words “potential”; “believe”; “anticipate”; “intend”; “plan”; “expect”; “estimate”; “could”; “may”; or similar statements are forward-looking statements. Risks and uncertainties include risks associated with product discovery and development, uncertainties related to the outcome of clinical trials, unforeseen safety issues resulting from the administration of product candidates in patients, uncertainties associated with the collaborative process and uncertainties related to product manufacturing, as well as risks detailed from time to time in our periodic reports and registration statements filed with the Securities and Exchange Commission.  There can be no assurance that our product development efforts will succeed, that developed products will receive the required regulatory clearance or that, even if such regulatory clearance were received, such products would ultimately achieve commercial success.  All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof, and we do not assume any obligation to update any such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in “Item 5” of Part II below. References to our product candidates, business, financial results or financial condition should be considered to refer to us and our subsidiaries unless the context otherwise requires.

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

Currently, 25 antibody product candidates generated from our UltiMAb Human Antibody Development System are in human clinical trials, or have had regulatory applications submitted for such trials, for the treatment of a wide range of diseases, such as cancer, rheumatoid arthritis and other inflammatory, autoimmune and infectious diseases(1). Ten of these product candidates are in Phase II or Phase III clinical trials. The most advanced of these product candidates is MDX-010 (Phase III, Phase II and Phase I clinical trials), which we are developing jointly with Bristol-Myers Squibb Company, or BMS, for the treatment of metastatic melanoma and other cancers. Five of these product candidates are fully owned by us and our affiliates: MDX-060 for lymphomas (Phase II clinical trial), MDX-070 for prostate cancer (Phase II clinical trial), MDX-214 for cancer (Phase I/II clinical trial), MDX-1100 for ulcerative colitis (Phase I clinical trial) and MDX-1307 for genitourinary and breast cancers (Phase I clinical trial). We are developing MDX-066 (Phase II clinical trial) jointly with The Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, or MBL, for the treatment of Clostridium difficile associated diarrhea.  We are developing ValortimTM (Phase I clinical trial) jointly with PharmAthene, Inc., for inhalation anthrax.  Another product candidate, MDX-018 (Phase I/II clinical trial), is being jointly developed with Genmab A/S for autoimmune disease.  Three additional product candidates are being developed separately by Genmab: HuMax™-CD4 (Phase III and Phase II clinical trials) for T-cell lymphomas, HuMax-EGFr (Phase I/II clinical trial) for head and neck cancer and HuMax-CD20 (Phase I and Phase II clinical trial) for rheumatoid arthritis and lymphomas. Genmab and

(1) Information regarding the clinical status of third-party antibody products is based on publicly available information.

Amgen, Inc. are developing AMG 714 (Phase II clinical trial) for rheumatoid arthritis.  Centocor, Inc. (a subsidiary of Johnson & Johnson) is developing CNTO 148 (Phase II clinical trial) and CNTO 1275 (Phase II clinical trial) for inflammation. Additionally, other of our licensing partners, including Novartis Pharma AG, Eli Lilly and Company, and Amgen, are developing a total of eight product candidates, for inflammatory and/or autoimmune diseases and cancer, that are currently in clinical trials. Human Genome Sciences, Inc. has also announced the initiation of a Phase I trial of one anticancer product candidate developed pursuant to a licensing agreement with our partner Kirin Brewery Co., Ltd. We and our partners also have a number of UltiMAb® product candidates in preclinical development.

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

We have a history of operating losses and may not achieve profitability. As of September 30, 2005, we had an accumulated deficit of approximately $700.2 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our product candidates, invest in research, move forward with the development and prepare to commercialize our product candidates. Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or delay, reduce or eliminate certain of our research and development programs.

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

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities on our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded (other than Genmab) was approximately 0.9% and 4.0% of total marketable securities as of December 31, 2004 and September 30, 2005, respectively.

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

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in a separate line item in our consolidated balance sheet entitled “Investments in, and advances to, other partners” and were approximately $10.5 million as of September 30, 2005. These securities are carried at original investment cost and adjusted for other than temporary impairment charges, if any. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, management of these companies, such companies’ financial statements, and other external sources.  Specifically, our determination of any potential impairment of the value of the securities of privately held companies includes an analysis of the following for each such privately held company on a periodic basis:  review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives.  Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

Results of Operations

Three months ended September 30, 2004 and 2005

Contract and License Revenues

Contract and license revenues totaled $2.5 million and $6.5 million for the three month periods ended September 30, 2004 and 2005, respectively, an increase of $4.0 million, or 159%. This increase relates principally to increased revenue recognized from our collaborations with Bristol-Myers Squibb Company, or BMS, and Pfizer, Inc., or Pfizer, and from the National Institutes of Health, or NIH, in accordance with a grant we received. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $1.2 million and $1.1 million for the three month periods ended September 30, 2004 and 2005, respectively, a decrease of $0.1 million, or 3%. This decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in the third quarter of 2005 as compared to the third quarter of 2004.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”).  Reimbursement of development costs were $3.0 million for the three month period ended September 30, 2005 and related primarily to the development of MDX-010.  There were no such reimbursements in the three month period ended September 30, 2004.

Research and Development Expenses

Research and development expenses for our products in development were $40.6 million and $30.9 million for the three month periods ended September 30, 2004 and 2005, respectively. Historically, due to the limited number of our products in clinical trials, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Three Months Ended September 30,
	2004	2005
Research	$24,037	$10,961
Product Development	16,546	19,964
Total	$40,583	$30,925

Research Costs

Research costs for the three month period ended September 30, 2005 decreased by $13.1 million, or 54% as compared to the three month period ended September 30, 2004. The decrease in research costs primarily relates to the following:

•                           An $8.5 million expense representing a liability to Gilead Sciences, Inc. for the reduction of future royalty obligations relating to certain intellectual property rights regarding anti-CTLA-4 product candidates in 2004 for which no comparable expense was incurred in 2005. The total consideration of $8.5 million is being paid to Gilead in eight equal quarterly installments. As of September 30, 2005, approximately $2.1 million (two installments) remained due to Gilead under this obligation.

•                              License and technology access fees for the three month period ended September 30, 2005 were $0.4 million, a decrease of $6.1 million, or 93%, as compared to the three month period ended September 30, 2004. These costs represent fees paid to partners and research organizations in connection with certain of our collaboration and license agreements. Included in the 2004 costs are payments to diaDexus, Inc., Pharma Pacific Pty Ltd. and other entities for licenses to certain technologies for which no comparable payments were made in 2005.

•                              Personnel costs for the three month period ended September 30, 2005 were $3.8 million, an increase of $0.4 million, or 10%, as compared to the three month period ended September 30, 2004. The increased personnel costs are primarily attributable to increased staff needed to support higher levels of new product development opportunities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners.  Personnel costs include salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our research activities.

Product Development Costs

Product development costs for the three month period ended September 30, 2005 increased by $3.4 million, or 21% as compared to the three month period ended September 30, 2004.  The increase in product development costs primarily relates to the following:

•                              Clinical research fees for the three month period ended September 30, 2005 were $3.2 million, an increase of $2.0 million, or 176%, as compared to the three month period ended September 30, 2004. This increase resulted primarily from the increased enrollment of patients in the Phase III clinical trial for MDX-010 in combination with MDX-1379 in the three month period ended September 30, 2005 as compared to the three month period ended September 30, 2004. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

•                              Personnel costs for the three month period ended September 30, 2005 were $6.7 million, an increase of $0.8 million, or 13%, as compared to the three month period ended September 30, 2004. This increase resulted primarily from the increased staff needed to support more extensive clinical trial activities for MDX-010. Personnel costs include salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our product development activities and progress our products through clinical trials.

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $5.7 million and $6.1 million for the three month periods ended September 30, 2004 and 2005, respectively, an increase of $0.4 million, or 8%. This increase is primarily attributable to higher personnel costs of $0.2 million and increased legal fees of $0.1 million. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

Acquisition of In-Process Technology

Acquisition of in-process technology for the three month period ended September 30, 2004, related to our acquisition of all of the outstanding capital stock not already owned by us of Ability Biomedical Corporation, a privately held Canadian biotechnology company, in August 2004.  The total cost of the acquisition (including transaction costs), discussed more fully under the section herein entitled Liquidity and Capital Resources, was $5.7 million, of which approximately $5.5 million of in-process research and development was determined not to be technologically feasible and had no alternative future uses at the time of acquisition, and, as a result, was charged to operations.  No such transactions occurred during the three month period ended September 30, 2005.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was $4.1 million and $1.8 million for the three month periods ended September 30, 2004 and 2005, respectively, a decrease of $2.3 million or 56% and represents our share of Genmab’s net loss for the three month periods ended September 30, 2004 and 2005.  The decrease was primarily related to the suspension of our share of Genmab’s net losses for a portion of the three month period ended September 30, 2005.  See Note 2 to the consolidated financial statements for further explanation. Genmab is an affiliated company and is accounted for using the equity method of accounting. The recognition of our share of Genmab’s net losses reduces the carrying value, or basis, of our investment in Genmab.

Interest and Dividend Income and Realized Gains

Interest and dividend income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income was $2.5 million and $6.2 million for the three month periods ended September 30, 2004 and 2005, respectively, an increase of $3.7 million, or 154%.  Included in interest and dividend income for the three month period ended September 30, 2005 is a gain on the sale of common stock of one of our partners of approximately $3.2 million.  Excluding the impact of this gain, interest and dividend income would have increased by $0.5 million, or 14%, as compared to the three month period ended September 30, 2004.  The increase reflects interest earned on higher average balances in our investment portfolio.  We anticipate lower interest and dividend income in the future as we continue to fund our operations and capital expenditures from our cash reserves.

Interest Expense

Interest expense was primarily related to interest and amortization of issuance costs on our 2.25% Convertible Senior Notes issued in May 2004, or the 2.25% Notes, and our 4.25% Convertible Senior Notes issued in July 2003, or the 4.25% Notes. Interest expense was $2.5 million and $1.1 million for the three month periods ended September 30, 2004 and 2005, respectively, a decrease of $1.4 million, or 58%.  This decrease reflects the January 2005 conversion of all of our 4.25% Notes ($146.986 million) into a total of 21,875,353 shares of our common stock. The 2.25% Notes are due in May 2011 and interest is payable semi-annually on May 15 and November 15 of each year. We expect interest expense to be less in 2005 as compared to 2004 as a result of the conversion of our 4.25% Notes.

Net Loss on Extinguishment of Debt

In July 2004, we completed the redemption and cancellation of our remaining outstanding 4.50% Notes.  We redeemed the remaining $76.4 million aggregate principal amount of 4.50% Notes for approximately $77.7 million plus accrued interest of $1.7 million.  As a result of this repurchase and cancellation we recorded a loss on the early extinguishment of debt of approximately $2.4 million for the three month period ended September 30, 2004.  No such transactions occurred during the three month period ended September 30, 2005.

Nine months ended September 30, 2004 and 2005

Contract and License Revenues

Contract and license revenues totaled $4.8 million and $22.6 million for the nine month periods ended September 30, 2004 and 2005, respectively, an increase of $17.8 million, or 371%. This increase related principally to $4.0 million in milestone payments received from our contract and licensing business, and a total of approximately $11.0 million of increased revenue recognized from our collaborations with Pfizer and BMS, and from the NIH in accordance with a grant we received in 2004. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $2.7 million and $3.2 million for the nine month periods ended September 30, 2004 and 2005, respectively, an increase of $0.5 million, or 20%. This increase is primarily the result of fees received from Genmab for the licensing of European and Asian rights to utilize our UltiMAb technology to develop and commercialize antibodies raised against the CD4 antigen, partially offset by a decrease in antibody exclusive licenses granted to Genmab in the first three quarters of 2005 as compared to the first three quarters of 2004.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF 99-19.  Reimbursement of development costs were $11.8 million for the nine month period ended September 30, 2005 and related primarily to the development of MDX-010.  There were no such reimbursements in the nine month period ended September 30, 2004.

Research and Development Expenses

Research and development expenses for our products in development were $93.7 million and $95.8 million for the nine month periods ended September 30, 2004 and 2005, respectively. Historically, due to the limited number of our products in clinical trials, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Nine Months Ended September 30,
	2004	2005
Research	$42,070	$34,549
Product Development	51,625	61,253
Total	$93,695	$95,802

Research Costs

Research costs for the nine month period ended September 30, 2005 decreased by $8.6 million, or 17% as compared to the nine month period ended September 30, 2004. The decrease in research costs primarily relates to the following:

•                           An $8.5 million expense representing a liability to Gilead Sciences, Inc. for the reduction of future royalty obligations relating to certain intellectual property rights regarding anti-CTLA-4 product candidates in 2004 for which no comparable expense was incurred in 2005. The total consideration of $8.5 million is being paid to Gilead in eight equal quarterly installments. As of September 30, 2005, approximately $2.1 million (two installments) remained due to Gilead under this obligation.

•                           License and technology access fees for the nine month period ended September 30, 2005 were $0.4 million, a decrease of $6.1 million, or 93%, as compared to the nine month period ended September 30, 2004. These costs represent fees paid to partners and research organizations in connection with certain of our collaboration and license agreements. Included in the 2004 costs are payments to diaDexus, Inc., Pharma Pacific Pty Ltd. and other entities for licenses to certain technologies for which no comparable payments were made in 2005.

•                           Royalty expense for the nine month period ended September 30, 2005 was $1.7 million, an increase of $1.6 million, as compared to the nine month period ended September 30, 2004. This expense primarily represents an amount paid to Kirin as a result of our collaboration with Pfizer in accordance with a Collaboration and License Agreement with Kirin, which became effective in September 2002. No comparable amounts were accrued in the first three quarters of 2004.

•                           Personnel costs for the nine month period ended September 30, 2005 were $11.1 million, an increase of $1.0 million, or 10%, as compared to the nine month period ended September 30, 2004. The increased personnel costs are primarily attributable to increased staff needed to support higher levels of new product development opportunities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners.  Personnel costs include salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our research activities.

•                           Supply costs for the nine month period ended September 30, 2005 were $4.6 million, an increase of $0.9 million, or 23%, as compared to the nine month period ended September 30, 2004.   Included in these costs are materials and small equipment. We expect these costs to increase as we continue to expand our research efforts.

Product Development Costs

Product development costs for the nine month period ended September 30, 2005 increased by $9.6 million, or 19% as compared to the nine month period ended September 30, 2004. The increase in product development costs primarily relates to the following:

•                           Clinical research fees for the nine month period ended September 30, 2005 were $7.5 million, an increase of $4.4 million, or 139%, as compared to the nine month period ended September 30, 2004. This increase resulted primarily from the increased enrollment of patients in the Phase III clinical trial for MDX-010 in combination with MDX-1379 for the nine month period ended September 30, 2005 as compared to the nine month period ended September 30, 2004. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

•                           Personnel costs for the nine month period ended September 30, 2005 were $19.6 million, an increase of $2.3 million, or 13%, as compared to the nine month period ended September 30, 2004. This increase resulted primarily from the increased staff needed to support more extensive clinical trial activities for MDX-010. Personnel costs include salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our product development activities and progress our products through clinical trials.

•                           Contract manufacturing costs for the nine month period ended September 30, 2005 were $8.4 million, an increase of $1.4 million, or 20%, as compared to the nine month period ended September 30, 2004. This increase in third party contract manufacturing costs primarily represents production and packaging expenses related to clinical trials of MDX-060.

We expect product development costs to increase in the future as more of our product candidates enter clinical trials. In addition, we may be obligated to make milestone payments on certain of our product candidates as they progress through the clinical trial process.

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $17.0 million and $18.0 million for the nine month periods ended September 30, 2004 and 2005, respectively, an increase of $1.0 million, or 6%. This increase is primarily attributable to higher personnel costs of $0.5 million and increased audit fees of $0.2 million. General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

Acquisition of In-Process Technology

Acquisition of in-process technology for the nine month period ended September 30, 2004, related to our acquisition of all of the outstanding capital stock not already owned by us of Ability Biomedical Corporation, a privately held Canadian biotechnology company, in August 2004.  The total cost of the acquisition (including transaction costs), discussed more fully under the section herein entitled Liquidity and Capital Resources, was $5.7 million, of which approximately $5.4 million of in-process research and development was determined not to be technologically feasible and had no alternative future uses at the time of acquisition, and, as a result, was charged to operations.  No such transaction occurred during the nine month period ended September 30, 2005.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was $14.5 million and $3.5 million for the nine month periods ended September 30, 2004 and 2005, respectively, a decrease of $11.0 million, or 76% and represents our share of Genmab’s net loss for the nine month periods ended September 30, 2004 and 2005.  The decrease was primarily related to the suspension of our share of Genmab’s net losses for a portion of the nine month period ended September 30, 2005.  See Note 2 to the consolidated financial statements for further explanation. Genmab is an affiliated company and is accounted for using the equity method of accounting. The recognition of our share of Genmab’s net losses reduces the carrying value, or basis, of our investment in Genmab.

Interest and Dividend Income and Realized Gains

Interest and dividend income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income was $8.6 million and $11.4 million for the nine month periods ended September 30, 2004 and 2005, respectively, an increase of $2.8 million, or 32%.  Included in interest and dividend income for the nine month period ended September 30, 2004 is a gain on the sale of common stock of one of our partners of approximately $1.7 million and  included in interest and dividend income for the nine month period ended September 30, 2005 is a gain on the sale of common stock of one of our partners of approximately $3.2 million. Excluding the impact of these gains, interest and other income would have increased by $1.3 million, or 19%, as compared to the nine month period ended September 30, 2004. The increase reflects interest earned on higher average balances in our investment portfolio. We anticipate lower interest and dividend income in the future as we continue to fund our operations and capital expenditures from our cash reserves.

Impairment Loss on Investments in Partners

In the course of our business, we may make investments in companies (both public and private) as part of strategic collaborations.  We recorded impairment charges of $0.2 million and $0 for the nine month periods ended September 30, 2004 and 2005, respectively, related to investments in one of our partners whose securities are publicly traded.

In addition, we have investments in several partners whose securities are not publicly traded.  Because these securities are not publicly traded, the value of these investments is inherently more difficult to estimate than investments in publicly traded companies.  We recorded impairment charges of $0.1 million and $29.3 million for the nine month periods ended September 30, 2004 and 2005, respectively, related to investments in certain of our partners whose securities are not publicly traded.  The impairment charge for the nine month period ended September 30, 2005 related entirely to our investment in IDM.  The amount of the impairment charge was calculated as the difference between (i) the per share value received by IDM shareholders upon completion of its merger with Epimmune, in August 2005, and (ii) our carrying value.  If we deem these investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

Interest Expense

Interest expense was primarily related to interest and amortization of issuance costs on the 2.25% Notes and the 4.25% Notes. Interest expense was $10.1 million and $3.2 million for the nine month periods ended September 30, 2004 and 2005, respectively, a decrease of $6.9 million, or 69%.  This decrease reflects the January 2005 conversion of all of our 4.25% Notes ($146.986 million) into a total of 21,875,353 shares of our common stock. The 2.25% Notes are due in May 2011 and interest is payable semi-annually on May 15 and November 15 of each year. We expect interest expense to be less in 2005 as compared to 2004 as a result of the conversion of our 4.25% Notes.

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

At September 30, 2005, we had $357.5 million in cash, cash equivalents and marketable securities. We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.

Cash Used in Operating Activities

Cash used in operating activities was $5.0 million and $63.9 million for the nine month periods ended September 30, 2004 and 2005, respectively. This reflects an increase of $58.9 million in 2005 as compared to the same period in 2004.  The increase in net cash used in operating activities for the nine month period ended

September 30, 2005 was primarily due to a decrease in deferred contract revenue of approximately $57.7 million.  Deferred contract revenue for the nine month period ended September 30, 2004 includes $80.0 million received from our collaboration with Pfizer and deferred contract revenue for the nine month period ended September 30, 2005 includes $25.0 million received from our collaboration with BMS.

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

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $8.6 million for the nine month period ended September 30, 2004 compared to net cash provided by investing activities of $45.3 million for the nine month period ended September 30, 2005.  The overall increase in cash provided by investing activities was $53.9 million and was primarily the result of the following factors:

•                  Purchases of marketable securities totaled $255.5 million and $56.1 million for the nine month periods ended September 30, 2004 and 2005, respectively.  The 2004 purchases were made with the proceeds received from the Pfizer collaboration ($110.0 million) and the net proceeds ($145.2 million) received from the placement of our 2.25% notes.  The 2005 purchases were made with the proceeds received from the BMS collaboration.

•                  Sales of marketable securities of $250.2 million and $107.3 million for the nine month periods ended September 30, 2004 and 2005, respectively.  Proceeds from sales of marketable securities in 2004 were primarily used to repurchase our 4.50% notes and sales of marketable securities in 2005 were primarily used to fund operations and capital expenditures.

Cash Provided by Financing Activities

Cash provided by financing activities was $30.8 million and $28.3 million for the nine month periods ended September 30, 2004 and 2005 respectively.  Cash provided by financing activities for the nine month period ended September 30, 2004 resulted primarily from the net proceeds of approximately $145.2 million received from the private placement of $150.0 million of 2.25% Notes and proceeds received of $30.0 million from the sale of common stock in connection with the Pfizer collaboration offset, in part, by cash used of approximately $144.6 million to repurchase our 4.50% Notes for cancellation.  Cash provided by financing activities for the nine month period ended September 30, 2005 was primarily due to the proceeds received ($25.0 million) from the sale of common stock to BMS in connection with our collaboration.

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

Other Liquidity Matters

Our subsidiary Celldex Therapeutics, Inc. had filed a registration statement with the Securities and Exchange Commission related to a proposed initial public offering of a portion of its common stock. In August 2005, Celldex withdrew its registration statement due to market conditions.  We have assigned or licensed to Celldex certain intellectual property related to our vaccine technology, including the rights to MDX-1307, one of our product candidates for the treatment of cancer, as well as the IND associated with this product candidate which became effective in February 2004.

In October 2005, Celldex acquired all of the issued and outstanding shares of capital stock of Lorantis Limited, or Lorantis, a privately held biotechnology company based in Cambridge, U.K. and substantially all of the assets of Alteris Therapeutics, Inc., or Alteris, a privately held biotechnology company based in Philadelphia, PA.  The purchase price for Lorantis consisted of 6.8 million shares of Celldex Class A common stock and the purchase price for substantially all of the Alteris assets consisted of 1.2 million shares of Celldex common stock, $1.5 million and certain potential milestone and other payments.  As a result of these transactions, our ownership percentage of Celldex was reduced to approximately 60%.

In July 2004, we entered into an amendment to a collaboration and license agreement with Gilead Sciences, Inc., referred to herein as the Gilead Amendment. Under the terms of the Gilead Amendment, we agreed to pay Gilead a total of $8.5 million in eight equal quarterly installments of $1.063 million, payable at our election, in cash, registered shares of our common stock or a combination thereof, in exchange for (i) a reduction of certain future royalty payment obligations payable by us to Gilead, and (ii) an expansion of the scope of certain licenses from Gilead to us relating to certain intellectual property rights regarding anti-CTLA-4 products. The first of these payments was paid on August 2, 2004 through the issuance of 185,622 shares of our common stock to Gilead. The second (October 1, 2004), third (January 3, 2005), fourth (April 1, 2005), fifth (July 1, 2005) and sixth (October 3, 2005) payments were made in cash. The two remaining payments will be made on a quarterly basis, commencing on January 3, 2006 and ending on April 3, 2006. If we decide to make a quarterly installment payment in shares of our common stock, the number of shares of common stock subject to issuance for any installment will be determined by dividing (x) $1.063 million (less any cash paid in connection with the installment) by (y) the average of the closing sales prices of our common stock for each of the trading days during the five-trading-day period ending on (and including) the trading day that is two trading days immediately prior to the applicable date of issuance as publicly reported by NASDAQ. In the event that, during the 60-day period following the applicable date of issuance of such common stock, Gilead sells all of the shares of our common stock delivered as part of an installment payment under the Gilead License and the proceeds of such sale are less than $1.063 million (less any cash paid in connection with such installment), we must pay the difference to Gilead in cash. If such sale proceeds exceed $1.063 million (less any cash paid in connection with such installment), Gilead must pay us 50% of any such excess in cash. In the event that, during any such 60-day period, Gilead does not sell all of the shares of our common stock comprising the installment, there will be no such adjustment. In August 2004, we paid Gilead approximately $0.1 million representing the difference between the proceeds received by Gilead upon the sale of the 185,622 shares of common stock and the initial payment of $1.063 million.

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

In November 2004, we announced a collaboration and co-promotion agreement and a related securities purchase agreement with BMS. This collaboration became effective in January 2005. Under the terms of the collaboration, we and BMS each granted the other certain intellectual property licenses and product rights on a worldwide basis in order to enable us to collaborate in research and development of certain therapeutic antibody-based product candidates for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by us to BMS of a license to commercialize MDX-010, a fully human antibody product candidate developed using our UltiMAb Human Antibody Development System, that is antagonistic to CTLA-4. MDX-010 is currently under investigation for the treatment of a broad range of cancers. The collaboration also includes the grant by us to BMS of a sub-license to MDX-1379, a gp100 peptide vaccine licensed by us from the U.S. Public Health Service, for use with MDX-010 for the treatment of metastatic melanoma. We and BMS are currently conducting a Phase III clinical trial with MDX-010 and MDX-1379 combination therapy in Stage III and Stage IV metastatic melanoma patients at multiple sites worldwide.

As part of the collaboration, we and BMS have committed to an initial multi-year budget of approximately $192.0 million to fund the development of MDX-010 as a potential treatment for a broad range of cancers. BMS will be responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the U.S. and Europe, with the remaining 35% to be paid by us.  For the nine month period ended September 30, 2005, the BMS portion of our costs was approximately $11.2 million.  We and BMS will share equally the costs of any clinical trials of product candidates intended solely for regulatory approval in the U.S., and BMS will be fully responsible for all development costs that relate solely to regulatory approval in Europe and other parts of the world.

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

Through September 30, 2005, we have not made any milestone payments to Kirin although approximately $2.8 million has been paid to Kirin as of September 30, 2005 representing a payment due Kirin as a result of our collaboration with Pfizer. In addition, based on a total of two products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2006, we may be required to make milestone payments to Kirin aggregating up to approximately $8.5 million with respect to such products, or a maximum of approximately $4.25 million per product. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through September 30, 2005, we had made milestone payments of approximately $0.3 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of five products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2006, we may be obligated to make future milestone payments aggregating up to approximately $22.5 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, we have elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continue to account for share based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense in only disclosed in the footnotes to the financial statements. We will be required to adopt Statement No. 123(R) beginning January 1, 2006. We are currently in the process of evaluating the option valuation methods available under Statement 123(R) and we have preliminarily selected the modified prospective transition method available under Statement 123(R). Although we have not yet determined the impact of Statement 123(R), it may be significant to our consolidated results of operations.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined under Exchange Act Rule 13a-15(e) and 15(d)-15(e)) as of September 30, 2005. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Changes in internal controls: There were no significant changes in our internal controls during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls: A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected.

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

Our human antibody technology is a new approach to the generation of antibody-based therapeutic products. Active product candidates employing our human antibody technology have not moved beyond clinical development. Based on public disclosures, regulatory applications, including INDs, have been submitted to the FDA or comparable foreign authorities, for 25 product candidates derived from our UltiMAb platform. To date, neither we nor our partners have any product candidates employing our human antibody technology that have been approved for sale by the FDA or comparable foreign authorities and/or commercialized. In addition, we are not aware of any commercialized fully human monoclonal antibody therapeutic products that have been generated from any technologies similar to ours. Product candidates employing our human antibody technology may not advance beyond clinical development or demonstrate clinical safety and effectiveness.

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

We have incurred large operating losses and we anticipate that these losses will continue for the foreseeable future. In particular, as of September 30, 2005, we had an accumulated deficit of approximately $700.2 million. Our net losses were $186.5 million and $100.8 million for the year ended December 31, 2004 and the nine-month period ended September 30, 2005, respectively. Our losses have resulted principally from:

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

Due to the size of our equity interest in Genmab, we are currently required to account for our interest in Genmab under the equity method of accounting, which provides that we must include a portion of Genmab’s income and losses equal to our percentage equity interest in Genmab in our consolidated financial statements. For the years ended December 31, 2002, 2003 and 2004, our share of Genmab’s losses were approximately $19.6 million (excluding the $31.0 million impairment charge discussed below), $15.0 million and $19.8 million, respectively.  For the nine-month period ended September 30, 2005, our share of Genmab’s net loss was $3.5 million.

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

We are exposed to equity price risk on our strategic investments in our publicly-traded partners, and as part of our business strategy, we may choose to make additional similar investments in public companies in the future. As these investments are the result of strategic alliances with our collaborative partners, we typically do not attempt to reduce or eliminate our market exposure of these types of strategic investments. Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments are designated as available-for-sale and are reported at fair value on our consolidated balance sheet. Unrealized holding gains and losses on available-for-sale securities are generally excluded from earnings and reported within other comprehensive income which is a separate component of shareholders’ equity. Under our accounting policy, marketable equity securities are generally considered to be impaired if their fair value is less than our cost basis in such securities for more than six months, or some other period in light of the particular facts and circumstances surrounding the investment. If a decline in the fair value of available-for-sale securities is considered to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. For the year ended December 31, 2002, we recorded impairment charges of approximately $40.5 million (of which approximately $31.0 million related to Genmab) on our strategic investments in publicly traded companies. During the year ended December 31, 2003, no impairment charges were recorded related to the value of our investments in publicly traded companies. For the year ended December 31, 2004, we recorded impairment charges of $0.2 million on investments in partners whose securities are publicly traded.  No impairment charges were recorded on investments in partners whose securities are publicly traded for the three and nine month periods ended September 30, 2005.  If we deem these investments to be further impaired at the end of any future reporting period, we may incur additional impairment charges on these investments.

In addition, we have investments in several of our partners whose securities are not publicly traded, such as IDM. The value of our investments in these companies are inherently more difficult to estimate than our investments in publicly traded companies. We estimate the value of these investments by using information acquired from industry trends, management of these companies, financial statements, and other external sources. Specifically, our determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financing and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. For the years ended December 31, 2002, 2003 and 2004, we recorded impairment charges of approximately $2.4 million, $1.4 million and $7.1 million, respectively, on our investments in privately-held companies. Approximately $7.0 million of the 2004 impairment charge related to IDM.  For the three and nine month periods ended September 30, 2005, we recorded impairment charges of $9.0 million and $29.3 million which related entirely to IDM. Future adverse changes in market conditions or adverse changes in operating results of these companies may also require an impairment charge in the future.

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

•       operate without infringing upon the proprietary rights of others; and

•       in-license certain technologies.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued or enforceable. The patent position of biotechnology companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide sufficient protection against competitors. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed which is not covered by an issued patent. The laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

If we become involved in any intellectual property litigation, interference or other judicial or administrative proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be diverted. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Therefore, we and our partners may be restricted or prevented from manufacturing and selling products that are covered by such intellectual property, which would harm our business.

Even though we have issued patents, filed applications and received licenses pertaining to the HuMAb-Mouse and the KM-Mouse technologies, this does not mean that we and our licensees of the HuMAb-Mouse and the KM-Mouse technology will have exclusive rights to antibodies against all targets that are made using this technology, or that we or our licensees will have the right to make, develop, use or sell such antibodies.

Our patents and applications covering the HuMAb-Mouse and the KM-Mouse technology include patents and applications that cover particular human antibodies. These patents do not cover all human antibodies.

We do not have exclusive access to the patents underlying the HuMAb-Mouse. In March 1997, prior to our acquisition of GenPharm, GenPharm entered into a cross-license and settlement agreement with Abgenix, Cell Genesys, Inc., Xenotech, L.P. and Japan Tobacco, Inc., pursuant to which Abgenix and these entities paid GenPharm a total of approximately $38.6 million in exchange for a non-exclusive license to certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies that are integral to our products and business. These patents, licenses and inventions form the basis of our HuMAb-Mouse technology. Our business may suffer from the competition of these entities and their licensees and sublicensees, as well as if any of these entities breach the cross-license and settlement agreement.

We are not the exclusive owner of the technology underlying the KM-Mouse. Effective September 4, 2002, we entered into a collaboration and license agreement with Kirin, which provides for us to exchange certain cross-licenses for each other’s technology for the development and commercialization of human antibody products made using the HuMAb-Mouse, the KM-Mouse and certain other antibody-generating mice. Kirin has certain rights to distribute and use such mice throughout the world. Our business may suffer as a consequence of competition from Kirin and its licensees and sublicensees or if the collaboration and license agreement were breached or terminated for any reason.

Our patents may not protect against the importation of products, such as antibodies, made using HuMAb-Mouse or KM-Mouse technology.

Moreover, other parties could have blocking patent rights to products made using HuMAb-Mouse technology, such as antibodies, and their production and uses, for instance because of a proprietary position covering the antibody or the antibody’s target or the method of manufacturing such antibody. For example, we are aware of certain U.S. and European patents held by third parties relating to particular targets for their human monoclonal antibodies, to human monoclonal antibodies against various targets, and to the method of manufacture and use of such products.  We are also aware of certain U.S. and foreign patents and patent applications held by third parties relating to anti-CTLA-4 antibodies, such as MDX-010; anti-CD30 antibodies, such as MDX-060; anti-PSMA antibodies, such as MDX-070; anti-Type 1 IFN antibodies, such as MDX-1103; anti-IP10 antibodies, such as MDX-1100; and anti-protective antigen (Anthrax) antibodies, such as MDX-1303, as well as other antibody products under development by us alone or with our collaborators.

We are also aware of a U.S. patent owned by Genentech, relating to the production of recombinant antibodies in host cells.  In May 2005, a re-examination of this patent was requested.  The request was granted and the patent is currently undergoing re-examination before the U.S. Patent and Trademark Office, or USPTO. If the claims are determined to be unpatentable during the re-examination, Genentech will have the opportunity to appeal, and the determination of unpatentability could be reversed.  It is also possible that the claims might be confirmed as valid by the USPTO upon completion of the re-examination.  The re-examination and appeals process could take several years each to complete.

We currently produce certain of our products and our partners’ products using recombinant antibodies from host cells and may choose to produce additional products in this manner. If any of our antibody products are produced in the manner claimed in the Genentech patent, and the patent survives the re-examination and appeal processes, then we may need to obtain a license, should one be available. We have a license to this patent from Genentech for our anti-CTLA-4 product candidate (MDX-010) but currently do not have licenses for any of our other antibody product candidates. If we desire a license for any of our other antibody product candidates and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to make recombinant antibodies using Genentech’s techniques. In addition to the Genentech patent, we are also aware of certain U.S. patents held by third parties relating to antibody expression in particular types of host cells, including CHO cells, and methods of culturing CHO cells in certain media, which may be relevant to our current or future manufacturing techniques.

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

•       public concern as to the safety and effectiveness of our products; and

•       general market conditions.

During the two-year period ended September 30, 2005, the sale prices of our common stock ranged between $4.37 and $11.55. The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these or other factors, including the sale or attempted sale of a large amount of our common stock into the market. Broad market fluctuations may also adversely affect the market price of our common stock.

We have obligations to issue shares of our common stock in the future, which may have a dilutive effect on the shares of our common stock currently outstanding.

As of October 31, 2005, we had 17,018,865 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our stock option plans having a weighted average exercise price of $8.45 per share and we had reserved 4,051,047 shares of common stock for issuance pursuant to future grants of options under our stock option plans. We have filed registration statements on Form S-8 under the Securities Act covering all of these shares. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

In addition, as of that date, there were 92,624 shares reserved for issuance pursuant to a deferred compensation plan. The shares reserved for the deferred compensation plan will be issued in various amounts over various periods of time during the next three years. We have filed a registration statement on Form S-8 under the Securities Act covering those shares. Shares issued pursuant to this plan, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

As of October 31, 2005, we had reserved 894,129 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 under the Securities Act covering all of those shares. All shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ National Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of October 31, 2005, we had 10,936,935 shares of common stock reserved for the issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

Future sales of our common stock or other securities could cause the market price of our common stock to decline.

As of October 31, 2005, we had 111,353,135 shares of common stock outstanding, of which 9,374,318 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

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

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 2.25% Convertible Senior Notes due May 11, 2011. As of October 31, 2005, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

Form 8-K dated August 5, 2005 relating to a press release of the Company’s financial results for the quarter ended June 30, 2005.

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

MEDAREX, INC.
(Registrant)

Date:	November 3, 2005	By:	/s/ DONALD L. DRAKEMAN
Donald L. Drakeman
President and Chief
Executive Officer
(Principal Executive Officer)

Date:	November 3, 2005	By:	/s/ CHRISTIAN S. SCHADE
Christian S. Schade
Senior Vice President
Finance & Administration,
Chief Financial Officer
(Principal Financial and
Accounting Officer)