Form 10-Q
period 2006-03-31
MEDAREX INC
filed 2006-05-10
CIK 874255

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒  No  ☐

Indicate by check ☒ whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check ☒ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 28, 2006
Common Stock, $.01 par value	122,181,227

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,895	$90,602
Marketable securities	222,339	260,705
Prepaid expenses and other current assets	30,734	31,608
Total current assets	358,968	382,915

Property, buildings and equipment:
Land	6,795	6,795
Buildings and leasehold improvements	82,933	82,338
Machinery and equipment	54,959	54,130
Furniture and fixtures	4,830	4,553
	149,517	147,816

Less accumulated depreciation and amortization	(65,642)	(61,832)
	83,875	85,984

Marketable securities - Genmab	232,511	—
Investment in Genmab	—	3,255
Investments in, and advances to, other partners	7,757	6,400
Segregated cash	2,036	2,033
Other assets	5,864	6,289
Total assets	$691,011	$486,876

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$3,408	$4,939
Accrued liabilities	31,368	27,905
Deferred contract revenue - current	21,078	20,872
Total current liabilities	55,854	53,716

Deferred contract revenue - long-term	103,766	106,827
Other long-term liabilities	2,979	4,032
2.25% Convertible senior notes due May 15, 2011	150,000	150,000
Minority interest	9,983	11,590

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 112,201,107 shares issued and 112,126,099 outstanding at March 31, 2006 and 111,773,230 shares issued and 111,687,930 outstanding shares outstanding at December 31, 2005	1,122	1,118
Capital in excess of par value	915,131	908,151
Treasury stock, at cost 75,008 shares in 2006 and 85,300 shares in 2005	(189)	(215)
Deferred compensation	—	(599)
Accumulated other comprehensive income (loss)	233,775	(2,351)
Accumulated deficit	(781,410)	(745,393)

Total shareholders’ equity	368,429	160,711
Total liabilities and shareholders’ equity	$691,011	$486,876

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005

Contract and license revenues	$8,230	$5,932
Contract and license revenues from Genmab	392	600
Reimbursement of development costs	4,455	1,979
Total revenues	13,077	8,511

Costs and expenses:
Research and development	45,607	29,126
General and administrative	9,233	5,735
Total costs and expenses	54,840	34,861
Operating loss	(41,763)	(26,350)

Equity in net loss of affiliate	(1,037)	(1,657)
Interest and dividend income	3,251	2,508
Impairment loss on investments in partners	—	(20,264)
Interest expense	(1,055)	(1,075)
Minority interest in loss of Celldex	1,607	—
Non-cash gain on loss of significant influence in Genmab	3,202	—
Loss before provision for income taxes	(35,795)	(46,838)
Provision for income taxes	222	58
Net loss	$(36,017)	$(46,896)

Basic and diluted net loss per share:	$(0.32)	$(0.44)

Weighted average number of common shares outstanding
— basic and diluted	112,213	106,999

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net loss	$(36,017)	$(46,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,352	3,161
Amortization	545	1,874
Stock options and awards to employees	3,779	85
Non cash revenue - Diatos	(1,339)	—
Non-cash gain on loss of significant influence in Genmab	(3,202)	—
Equity in net loss of Genmab	1,037	1,657
Impairment losses on investments in partners and other assets	—	20,264
Minority interest in net loss	(1,607)	—
Changes in operating assets and liabilities
Other current assets	874	(4,697)
Trade accounts payable	(1,531)	(2,889)
Accrued liabilities	3,611	(13,713)
Deferred contract revenue	(2,855)	29,590
Net cash used in operating activities	(33,353)	(11,564)

Investing activities:
Purchase of property and equipment	(1,742)	(1,721)
Increase in segregated cash	(3)	—
Purchase of marketable securities	—	(56,108)
Sales and maturities of marketable securities	47,295	34,835
Net cash provided by (used in) investing activities	45,550	(22,994)

Financing activities:
Cash received from sales of securities and exercise of stock options, net	2,635	25,497
Deferred offering costs - Celldex	—	(234)
Principal payments under capital lease obligations	(5)	—
Net cash provided by financing activities	2,630	25,263
Effect of exchange rate differences on cash and cash equivalents	466	—
Net increase (decrease) in cash and cash equivalents	15,293	(9,295)
Cash and cash equivalents at beginning of period	90,602	64,843
Cash and cash equivalents at end of period	$105,895	$55,548

Non-cash investing and financing activities:
Unrealized gain on investment in Genmab	$232,511	$—

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$163	$—
Interest	$—	$2,343

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

1.                             Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared from the books and records of Medarex, Inc. and its subsidiaries (collectively, the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

The Company’s financial statements consolidate all of its subsidiaries, including those that it controls and those in which it holds a majority voting interest. Medarex currently owns approximately 60% of the outstanding common stock of Celldex Therapeutics, Inc. (“Celldex”) (see Note 4).

Effective February 1, 2006, the Company ceased accounting for its investment in Genmab A/S (“Genmab”) under the equity method of accounting due to a reduction in ownership and a corresponding loss of significant influence (see Note 2). The Company currently accounts for its investment in Genmab in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

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

	Three Months Ended March 31
	2006	2005
Convertible notes	10,936,935	10,936,935
Stock options	3,344,402	2,831,493
	14,281,337	13,768,428

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

In addition, the Company has investments in several of its partners whose securities are not publicly traded. These investments are accounted for under the cost basis. Because these securities are not publicly traded, the Company values these investments by using information acquired from industry trends, management of these companies, such companies’ financial statements, and other external sources. Specifically, the Company’s determination of any potential impairment of the value of the privately held securities includes an analysis of the following for each company on a periodic basis:  review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives. Based on the information acquired through these sources, the Company records an impairment charge when it believes an investment has experienced a decline in value that is considered to be other than temporary.

The Company recorded no impairment charges related to investments in partners whose securities are publicly traded for the three month periods ended March 31, 2006 and 2005. The Company recorded impairment charges of $0 and $20.3 million in partners whose securities are privately held for the three month periods ended March 31, 2006 and 2005, respectively. The impairment charge for the three month period ended March 31, 2005 related entirely to the Company’s investment in Immuno-Design Molecules, S.A. (“IDM”). The amount of the impairment charge was calculated as the difference between (i) the estimated per share value expected to be received by IDM shareholders upon completion of its merger with Epimmune, Inc., and (ii) the Company’s carrying value. In August 2005, Epimmune and IDM announced the completion of their business combination in which the surviving company, IDM Pharma, Inc. (“IDM Pharma”) became a publicly traded company. If the Company deems any of its investments to be further impaired at the end of any future period, it may incur additional impairment charges on these investments.

Revenue Recognition

The Company receives payments from customers and partners from the sale of antibodies, for licenses to its proprietary technology for product development, for services and from the achievement of product development milestones. These payments are generally non-refundable and are reported as deferred revenue until they are recognizable as revenue. The Company follows the following principles in recognizing revenue:

•                          Fees received from the licensing of the Company’s proprietary technologies for research and development performed by its partners are recognized generally over the term of the respective license period beginning after both the license period has begun and the technology has been delivered.

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

Recently Adopted Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock Issued to Employees. Statement 123(R) requires a public company measure the cost of equity-based service awards based on the fair value of the award on its grant date. All share-based payments to employees, including grants of employee stock options, are required to be recognized in the statement of operations based on their fair value. The Company adopted Statement 123(R) on January 1, 2006 using the modified prospective transition method. (see Note 3).

2.                             Investments in Genmab

As a result of a series of transactions, including an initial public offering by Genmab A/S, a Danish biotechnology company (“Genmab”), of its ordinary shares in October 2000, the Company owned an approximately 24.7% interest in Genmab as of December 31, 2004.

During the first quarter of 2005, the remaining basis of the Company’s investment in Genmab (approximately $1.7 million) was reduced to zero and accordingly, recognition of the Company’s share of Genmab’s net losses for the remainder of the first quarter of 2005, the second quarter of 2005 and a portion of the third quarter of 2005 was suspended.

In August 2005, Genmab sold approximately 2.5 million shares of its stock to a corporate partner in connection with a global development and commercialization agreement. As a result of this sale of stock, the Company’s ownership percentage in Genmab was reduced to approximately 22.2%. The difference between the Company’s proportionate share of Genmab’s equity and its carrying value after completion of Genmab’s sale of stock to the corporate partner was approximately $8.0 million and was accounted for in accordance with APB Opinion No.18, The Equity Method of Accounting for Investment in Common Stock, and Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary. This transaction was accounted for as an increase to capital in excess of par value at the time the transaction was completed.

As a result of the increase in carrying value of the Company’s investment in Genmab of approximately $8.0 million in August 2005 and in accordance with EITF 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition, the Company was required to resume the recognition of its share of Genmab’s net losses in the third quarter of 2005.

During the three month period ended March 31, 2006, the Company’s investment in Genmab was adjusted to reflect its share (22.2%) of Genmab’s net loss ($1.0 million) prior to Genmab’s February 1, 2006 private placement.

On February 1, 2006, Genmab completed the private placement of 5.75 million shares of its stock. As a result of this private placement, the Company’s ownership percentage of Genmab was reduced to approximately 18.9%. As a result of a decrease in the Company’s ownership below 20%, on February 1, 2006 the Company began accounting for its investment in Genmab as a marketable security in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. The Company’s investment in Genmab is classified as non-current marketable securities in the Company’s March 31, 2006 consolidated balance sheet as the Company does not currently have plans to liquidate its Genmab stock. Accounting for the Company’s investment in Genmab as a marketable security in accordance with SFAS No. 115 resulted in an unrealized gain of approximately $232.5 million as of March 31, 2006. Such unrealized gain is also included within accumulated other comprehensive income classified within shareholders’ equity in the March 31, 2006 consolidated balance sheet.

In addition, the Company recorded a non-cash gain on loss of significant influence in Genmab for the three month period ended March 31, 2006 of $3.2 million in accordance with FASB Staff Position APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence (FSP APB 18-1). As a result of Genmab’s private placement of 5.75 million shares of its stock in February 2006 and the corresponding reduction of our ownership percentage below 20%, our net foreign translation gains of approximately $5.4 million associated with our investment in Genmab and reflected in accumulated other comprehensive income was first offset against the remaining carrying value of our investment in Genmab ($2.2 million) reducing our investment in Genmab to zero with the remaining balance ($3.2 million) recorded as a non-cash gain in the consolidated statement of operations for the three month period ended March 31, 2006.

3.                              Equity-Based Compensation

The Company’s stock awards are governed by its 2005 Equity Incentive Plan, as amended (the “Plan”). The exercise price of stock options under the Plan is determined by the Compensation and Organization Committee of the Board of Directors of the Company (the “Committee”) and may not be less than the fair market value of a share of the Company’s common stock on the date of grant. No incentive stock option is exercisable after 10 years from the date of grant. As of March 31, 2006, a total of 3,943,227 shares were available for future grants under the Plan.

Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No compensation expense was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004 related to stock option grants, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the grant date. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under the transition method, compensation cost recognized in the first quarter of 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net loss for the three month period ended March 31, 2006 is approximately $3.7 higher, or $0.03 per share, than it would have been had the Company continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted loss per share for the three month period ended March 31, 2006 would have been $(0.29)  if the Company had not adopted Statement 123(R), as compared to reported basic and diluted loss per share of $(0.32). The total stock-based compensation cost relating to Statement 123(R) for the three month period ended March 31, 2006 has been included in the consolidated statement of operations with research and development expenses ($2.0 million) and general and administrative expenses ($1.7 million) in accordance with Staff Accounting Bulletin (“SAB”) No. 107.

The following summarizes all stock option transactions for the Company under the Plan for the period from January 1, 2006 through March 31, 2006.

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	16,803,728	$8.47
Granted	179,368	$14.38
Exercised	(427,877)	$6.16
Canceled	(41,510)	$8.82
Outstanding at end of period	16,513,709	$8.60	7.1 years	$92,799

Exercisable at end of period	9,843,858	$8.84	6.0 years	$59,405

Vested and unvested expected to vest at March 31, 2006	16,046,819	$8.75	7.1 years	$91,778

The weighted-average grant-date fair value of options granted during the three month periods ended March 31, 2006 and 2005 were $10.64 and $8.08, respectively. The aggregate intrinsic value of options exercised during these same periods was $3.4 million and $0.9 million, respectively. The grant-date fair value of shares which vested during the three month periods ended March 31, 2006 and 2005 was $5.5 million and $5.5 million, respectively. Cash proceeds from stock options exercised during the three month periods ended March 31, 2006 and 2005 totaled $2.6 million and $0.5 million, respectively.

The fair value of each option grant is estimated using the Black-Scholes option pricing method. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (4 years). Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s common stock. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31
	2006	2005
Expected stock price volatility	83.9%	99.2%
Risk-free interest rate	4.86%	4.16%
Expected life of options (years)	6.25	6.25
Expected dividend yield	0%	0%

As of March 31, 2006, the total unrecognized compensation cost related to non-vested stock options was approximately $30.2 million. This cost is expected to be recognized over a weighted average period of 1.4 years.

Fair Value Disclosures — Prior to Adopting SFAS 123(R)

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Option No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. Had the fair value based method as prescribed by SFAS No. 123 been applied by the Company, the effect on net loss and loss per share for the first quarter of 2005 would have been as follows:

Three Months Ended March 31,
2005
Net loss, as reported	$(46,896)
Add: Non-cash employee compensation expense	85
Less: Total stock-based employee compensation expense determined under fair value method	(3,776)
Net loss, pro forma	$(50,587)
Loss per share:
Basic and diluted, as reported	$(0.44)
Basic and diluted, pro forma	$(0.47)

Deferred Compensation

The Company maintains deferred compensation programs, under which each of the Company’s executive officers elected to have a portion of his 2005, 2004 and 2003 bonuses, which were otherwise payable in cash, converted to restricted stock units representing shares of the Company’s common stock. Participants in the deferred compensation programs could elect to defer up to 50% of their respective bonuses. The number of restricted stock units awarded upon such conversion was determined by dividing (i) the amount of the bonus to be converted by (ii) the fair market value of the Company’s common stock on the grant date. Participants in the deferred compensation programs elected to defer receipt of the common stock portion of their bonuses until the earlier of three years from the grant date or the participant’s termination from the Company. The bonus portion deferred by each of the participants is matched on a 1:1 basis by the Company and 25% of the match vested as of the respective grant dates. So long as a participant remains employed by the Company, an additional 25% of the Company’s matching contribution vests on each anniversary of the respective grant dates for the next three years. All benefits under each of the deferred compensation programs are distributed in separate payments and will be paid exclusively in the form of shares of the Company’s common stock. The Company’s matching contribution was approximately $0.1 million and $0.1 million for the three month period ended March 31, 2006 and 2005, respectively.

4.                              Celldex Therapeutics, Inc.

In March 2004, the Company assigned or licensed to Celldex certain intellectual property related to the Company’s vaccine technology, including the rights to MDX-1307, one of the Company’s product candidates for the treatment of cancer, as well as the Investigational New Drug Application (“IND”) associated with this product candidate which became effective in February 2004.

In order to complement its technology and its internal clinical pipeline, in October 2005, Celldex completed the acquisition of all of the issued and outstanding shares of capital stock of Lorantis Limited (“Lorantis”), a privately held biotechnology company based in Cambridge, U.K. and substantially all of the assets of Alteris Therapeutics, Inc. (“Alteris”), a privately held biotechnology company based in Philadelphia, Pennsylvania.

The purchase price of Lorantis consisted of 6.8 million shares of Celldex Class A common stock (valued at $34.0 million).

The purchase price for substantially all of the Alteris assets consisted of 1.2 million shares of Celldex common stock (valued at $6.0 million) and approximately $1.6 million in cash. Celldex may be required to pay Alteris up to $5.0 million upon obtaining the first approval for commercial sale of an EGFRvIII product. In addition, Celldex may be required to pay an amount equal to 20% of any upfront fees or milestone payments received from a certain unrelated third-party licensee, in the event that within 12 months of the closing, Celldex enters into a license agreement with such third party for any EGFRvIII-derived product developed using the technology acquired from Alteris. As a result of the Lorantis stock acquisition and the Alteris asset acquisition, the Company’s ownership percentage of Celldex was reduced from 100% to approximately 60%.

5.               Bristol-Myers Squibb Collaboration

In January 2005, the Company announced the closing of a collaboration and co-promotion agreement and a related securities purchase agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company and BMS each granted the other certain intellectual property licenses and product rights on a worldwide basis in order to enable the parties to collaborate in research and development of certain antibody-based product candidates for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by the Company to BMS of a license to commercialize ipilimumab, a fully human antibody product developed using the Company’s UltiMAb Human Antibody Development System®, that is antagonistic to cytotoxic T-lymphocyte antigen 4 (CTLA-4). Ipilimumab is currently under investigation for the treatment of a broad range of cancers. The collaboration also includes the grant by the Company to BMS of a sub-license to MDX-1379, a gp100 peptide vaccine, for use with ipilimumab for the treatment of metastatic melanoma.

As part of the collaboration, the two companies committed to an initial multi-year budget of approximately $192.0 million to fund the development of ipilimumab as a potential treatment for a broad range of cancers. BMS is responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of product candidates intended solely for regulatory approval in the United States, and BMS will be fully responsible for all development efforts that relate solely to regulatory approval in Europe and other parts of the world. Approximately $3.3 million and $2.0 million of the Company’s revenue for the three month periods ended March 31, 2006 and 2005 represented the reimbursement of the Company’s costs associated with the development of ipilimumab recorded in compliance with EITF 99-19. The Company’s share of the BMS development costs for the three month periods ended March 31, 2006 and 2005 was approximately $3.5 million and $0.2 million, respectively.

Under the terms of the collaboration, the Company could receive up to $205.0 million from BMS if all regulatory milestones are met, plus up to an additional $275.0 million in sales-related milestones. The Company will also have the option to co-promote any products in the United States, and, if the Company elects to exercise this option and has participated in the funding of the applicable Phase III clinical trial(s), the Company will receive 45% of any profits from commercial sales in the U.S. In the event the Company chooses not to exercise its co-promotion rights, BMS will have exclusive commercial rights in the United States and will pay the Company royalties on any commercial sales. Outside the United States, BMS will have exclusive commercial rights and will pay the Company royalties on any commercial sales.

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

The Company determined that all elements under the collaboration and co-promotion agreement should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with SAB No. 104 (Topic 13, Revenue Recognition), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. As the Company has continuing obligations under the collaboration and co-promotion agreement, and as significant development risk remains, the Company recorded the $25.0 million upfront fee as deferred revenue and the Company is recognizing this amount over the enforceable term of the existing patents licensed or sublicensed to BMS as of the date of the collaboration and co-promotion agreement of approximately 11 years, as well as the technology and know-how to be delivered in connection therewith.

The BMS collaboration became effective in January 2005 and, unless terminated earlier, will continue for as long as development and/or commercialization of any collaboration product continues. BMS, however, may terminate the collaboration on a country-by-country basis at any time and, under certain conditions, on a product-by-product basis, resulting in the return of all rights to the Company with respect to such country and/or product. In addition, BMS may terminate the Company’s  co-promotion rights in the U.S. in the event that the Company fails to satisfy certain performance criteria. The Company may terminate the BMS collaboration in the event of certain specified material breaches by BMS (in which case product rights would revert to the Company), and the Company may terminate BMS’s co-promotion rights in the event that BMS fails to satisfy certain performance criteria.

6.                             Contingencies

In August 2004, the Company completed the acquisition of all of the outstanding capital stock not already owned by the Company of Ability Biomedical Corporation (“Ability Biomedical”). Pursuant to this transaction, the Company acquired Ability Biomedical’s intellectual property related to IP-10, a protein believed to be associated with a variety of immune disorders, including multiple sclerosis, rheumatoid arthritis, inflammatory bowel disease, chronic obstructive pulmonary disease and type I diabetes.

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

Effective September 4, 2002, the Company entered into a Collaboration and License Agreement with Kirin Brewery Co., Ltd. (“Kirin”) which provides for the exchange by Kirin and the Company of certain cross-licenses for each other’s technology for the development and commercialization of human antibody products. The Collaboration and License Agreement supersedes a previous binding letter of intent. Pursuant to the letter of intent, the Company and Kirin developed the KM-Mouse®, a unique crossbred mouse which combines the traits of the Company’s HuMAb-Mouse® with Kirin’s TC Mouse™. Under the Collaboration and License Agreement, the Company and Kirin are exchanging cross-licenses with respect to the KM-Mouse and other antibody-generating mice. In addition, each of the cross-licenses granted under the Collaboration and License Agreement are subject to certain license, milestone and royalty payments by each party to the other.

Through March 31, 2006, the Company has not made any milestone payments to Kirin. However, approximately $2.8 million has been paid to Kirin as of March 31, 2006 representing a payment due Kirin as a result of the Company’s collaboration with Pfizer. Based on a total of three products the Company is developing, which use or the Company believes may use Kirin technology and that (i) are currently in clinical trials, or (ii) the Company anticipates may enter clinical trials through the end of 2007, the Company may be required to make milestone payments to Kirin aggregating up to approximately $12.75 million with respect to such products, or a maximum of approximately $4.25 million per product. The Company’s future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

The Company has entered into a number of other agreements that contain in-licenses of third-party technology (in addition to Kirin) which may be used together with the Company’s own platform technologies for the generation, development and/or manufacture of its antibody products. In addition, the Company has entered into other third-party agreements that contain in-licenses associated with antibody products that target specific antigens. Many of these agreements contain milestones payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of the Company’s products currently under development trigger such milestone payments. Through March 31, 2006, the Company had made milestone payments under these agreements of approximately $0.3 million. In addition, under the agreements the Company currently has in place (other than with Kirin), based on a total of nine products the Company is developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which the Company anticipates may enter clinical trials before the end of 2007, the Company may be obligated to make future milestone payments aggregating up to approximately $59.9 million with respect to such products. In general, potential milestone payments for antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these milestone payments per product include:

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

7.                             Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the fair value of the Company’s marketable securities and the foreign exchange translation primarily relates to the Company’s loss of significant influence in Genmab and the related impact on changes in unrealized gain in the statement of changes in shareholders’ equity. The following table sets forth the components of comprehensive income (loss):

	Three Months Ended March 31
	2006	2005
Net loss	$(36,017)	$(46,896)
Unrealized gain (loss) on securities	241,061	(1,297)
Unrealized (loss) gain on foreign exchange	(4,935)	5
Total comprehensive income (loss)	$200,109	$(48,188)

Accounting for the Company’s investment in Genmab as a marketable security in accordance with SFAS No. 115 has resulted in an unrealized gain of approximately $232.5 million as of March 31, 2006. Such unrealized gain is also included within accumulated other comprehensive income classified within shareholders’ equity in the March 31, 2006 consolidated balance sheet.

8.             Segment Information

The Company is a biopharmaceutical company focused on the discovery, development and potential commercialization of fully human antibody-based therapeutic products. The operations of the Company and its subsidiaries constitute one business segment.

Revenue from customers representing 10% or more of total revenues is as follows:

	Three Months Ended March 31
Customer	2006	2005
Bristol-Myers Squibb Co.	31%	31%
Diatos SA	20%	—
Pfizer, Inc.	19%	25%

9.                                Subsequent Events

In April 2006, the Company completed a public offering of 10 million shares of common stock at a public offering price of $11.75 per share resulting in net proceeds of approximately $111.3 million. In May 2006, the Company announced that the underwriters had exercised in full their option to purchase a total of 1.5 million additional shares of common stock at the public offering price of $11.75 per share. The Company expects to receive an additional $16.7 million of net proceeds upon closing of this additional purchase. The exercise of the option to purchase the additional 1.5 million shares increases the size of the offering to 11.5 million shares of common stock, resulting in estimated total net proceeds of approximately $128.0 million.

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

•                  CNTO 1275 for the treatment of psoriasis, also under development by Centocor; and

•                  zanolimumab (also known as HuMax-CD4), being developed by Genmab A/S for the treatment of T-cell lymphoma.

The fifth product candidate currently in Phase III trials in which we have an economic interest is ticilimumab (also known as CP-675,206), which is being developed by Pfizer, Inc. for the treatment of metastatic melanoma. We expect to receive double-digit royalties on sales of this product, should commercialization occur.

Medarex is committed to building value by developing a diverse pipeline of antibody products to address the world’s unmet healthcare needs. In addition to the antibody candidates currently in Phase III trials, multiple product candidates in Phase II, Phase I and preclinical testing are being developed by Medarex either alone, jointly with, or separately by our partners, including Amgen, Inc., BMS, Centocor, Eli Lilly and Company, Genmab, ImClone Systems Incorporated, MedImmune, Inc., Novartis Pharma AG, Novo Nordisk A/S and Schering AG. We believe that through the broad use of our UltiMAb technology, we are leveraging our efforts and our partners’ efforts to create, develop and potentially commercialize innovative treatments for a wide range of diseases.

In addition to our UltiMAb Human Antibody Development System, we have considerable experience in preclinical and clinical development as well as in manufacturing antibodies for clinical trials. Our existing manufacturing facility in Annandale, New Jersey currently has the capacity to undertake multiple antibody projects concurrently for clinical development purposes, meeting our near-term production demands. We have assembled a team of experienced scientific, product, clinical and regulatory personnel to facilitate the discovery and development of antibody-based products for us and for our partners. We intend to add sales and marketing and additional manufacturing capabilities as needed.

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

We have a history of operating losses and may not achieve profitability. As of March 31, 2006, we had an accumulated deficit of approximately $781.4 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our product(s), invest in research, move forward with the development and prepare to commercialize our product(s). Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or delay, reduce or eliminate certain of our research and development programs.

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

Revenue Recognition

We receive payments from our customers and partners for the sale of antibodies, for licenses to our proprietary technology, for product development services and from the achievement of product development milestones. These payments are generally non-refundable and are reported as deferred revenue until they are recognizable as revenue. We follow the following principles in recognizing revenue:

•                          We receive research fees from the licensing of our proprietary technologies for research and development performed by our partners. Revenue from these research fees is recognized generally over the term of the respective license period beginning only after both the license period has begun and the technology has been delivered.

•                          We receive fees for product development services (including manufacturing) we perform for our partners. These fees are recognized ratably over the entire period during which the services are performed.

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

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities in the current assets section of our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded (other than Genmab) was approximately 5.2% and 2.6% of total marketable securities as of March 31, 2006 and December 31, 2005, respectively.

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

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in a separate line item in our consolidated balance sheet entitled “Investments in, and advances to, other partners” and were approximately $7.8 million as of March 31, 2006. These securities are carried at original investment cost and adjusted for other than temporary impairment charges, if any. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, management of these companies, such companies’ financial statements, and other external sources. Specifically, our determination of any potential impairment of the value of the securities of privately held companies includes an analysis of the following for each such privately held company on a periodic basis:  review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

Future adverse changes in market conditions or adverse changes in financial condition and/or operating results of the companies in which we invest that may not be reflected in an investment’s current carrying value may also require an impairment charge in the future.

Stock-Based Compensation Expense

Prior to January 1, 2006, we accounted for our 2005 Equity Incentive Plan, as amended (the “Plan”), under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. However, no compensation expense was recorded in the financial statements for stock option grants, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the grant date. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under the transition method, compensation cost recognized in the first quarter of 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Results for prior periods have not been restated.

The fair value of each option grant is estimated using the Black-Scholes option pricing method. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (4 years). Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of our common stock. The average expected life was based on the contractual term of the option,  expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options assumed on the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

Our results of operations for the three month period ended March 31, 2006 include incremental share-based compensation expense of approximately $3.7 million. We expect that non-cash share-based compensation expense for 2006 will be approximately $17.0 million to $18.0 million based upon current outstanding awards and assumptions applied. However, any significant  awards granted during the remainder of the year, required changes in the estimated forfeiture rates or significant changes in the market price of our stock could have an impact on this estimate.

As of March 31, 2006, the total unrecognized compensation cost related to non-vested stock options was approximately $30.2 million. This cost is expected to be recognized over a weighted average period of 1.4 years.

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

Results of Operations

Three months ended March 31, 2006 and 2005

Contract and License Revenues

Contract and license revenues totaled $8.2 million and $5.9 million for the three month periods ended March 31, 2006 and 2005, respectively, an increase of $2.3 million, or 39%. This increase relates principally to increased revenue recognized from an amendment to one of our existing collaborations. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $0.4 million and $0.6 million for the three month periods ended March 31, 2006 and 2005, respectively, a decrease of $0.2 million, or 35%. This decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in the first quarter of 2006 as compared to the first quarter of 2005.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”). Reimbursement of development costs totaled $4.5 million and $2.0 million for the three month periods ended March 31, 2006 and 2005, respectively, an increase of $2.5 million, or 125%. This increase relates principally to the development of ipilimumab with Bristol-Myers Squibb Company, or BMS and MDX-1180 with Ono Pharmaceuticals Co. Ltd.

Research and Development Expenses

Research and development expenses for our product candidates in development were $45.6 million and $29.1 million for the three month periods ended March 31, 2006 and 2005, respectively, an increase of $16.5 million, or 57%. Historically, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Three Months Ended March 31,
	2006	2005
Research	$17,802	$11,242
Product Development	27,805	17,884
Total	$45,607	$29,126

Research Costs

Research costs for the three month period ended March 31, 2006 increased by $6.6 million, or 58% as compared to the three month period ended March 31, 2005. The increase in research costs primarily relates to the following:

•                              License and technology access fees for the three month period ended March 31, 2006 were $4.6 million, an increase of $4.0 million, or 625%, as compared to the three month period ended March 31, 2005. Increases and decreases in license and technology access fees are primarily the result of the timing of such agreements. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaboration and license agreements. Included in the 2006 costs are payments to the Mayo Foundation for Medical Education and Research, John Hopkins University, Schering AG and other entities for licenses to certain technologies for which no comparable payments were made in 2005.

•                              Personnel costs for the three month period ended March 31, 2006 were $5.3 million, an increase of $1.6 million, or 43%, as compared to the three month period ended March 31, 2005. Approximately $0.8 million of the increase is the result of the adoption of SFAS No. 123(R), Share-Based Payment effective January 1, 2006 (see further discussion below). In addition, the increase reflects additional staff needed to support higher levels of new product development opportunities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners. Personnel costs include salary, benefits, stock based compensation, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our research activities.

Product Development Costs

Product development costs for the three month period ended March 31, 2006 increased by $9.9 million, or 55% as compared to the three month period ended March 31, 2005. The increase in product development costs primarily relates to the following:

•                              Our share of partners’ product development costs for the three month period ended March 31, 2006 was $3.7 million, an increase of $3.5 million, or 1,791%, as compared to the three month period ended March 31, 2005. These costs primarily represent our share (35%) of the BMS costs for the development of ipilimumab. We expect our 35% share of BMS’s costs related to the development of ipilimumab to increase in the future as BMS continues to increase its development activities related to ipilimumab.

•                              Clinical research fees for the three month period ended March 31, 2006 were $3.0 million, an increase of $1.7 million, or 129%, as compared to the three month period ended March 31, 2005. This increase resulted primarily from the continued enrollment of patients in the Phase III clinical trial for ipilimumab in combination with MDX-1379 and the initiation of additional sites for this trial. Sites participating in this trial are currently located in North America, Europe and Latin America. The continued enrollment of patients in the Phase III trial and the initiation of additional sites resulted in increased monitoring costs and increased investigator site fees. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

•                              Personnel costs for the three month period ended March 31, 2006 were $8.8 million, an increase of $2.3 million, or 34%, as compared to the three month period ended March 31, 2005. Approximately $1.2 million of the increase is the result of the adoption of SFAS No. 123(R), Share-Based Payment effective January 1, 2006 (see further discussion below). In addition, this increase reflects increased staff needed to support more extensive clinical trial activities for ipilimumab. Personnel costs include salary, benefits, stock based compensation, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to expand our product development activities to further progress our products through clinical trials.

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $9.2 million and $5.7 million for the three month periods ended March 31, 2006 and 2005, respectively, an increase of $3.5 million, or 61%. Approximately $2.0 million of the increase is attributable to the operations of Celldex Therapeutics, Inc. and approximately $1.4 million of the increase is related the adoption of SFAS No. 123(R), Share-Based Payment effective January 1, 2006 (see further discussion below). General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was $1.0 million and $1.7 million for the three month periods ended March 31, 2006 and 2005, respectively, a decrease of $0.6 million or 37% and represents our share of Genmab’s net loss for the three month periods ended March 31, 2006 and 2005. The decrease was primarily related to the suspension of our share of Genmab’s net losses effective February 1, 2006. On February 1, 2006, Genmab completed the private placement of 5.75 million shares of its stock. As a result of this private placement, the Company’s ownership percentage of Genmab was reduced to approximately 18.9%. See Note 2 to the consolidated financial statements for further explanation. Beginning February 1, 2006 the Company began accounting for its investment in Genmab as a marketable security in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities.

Interest and Dividend Income

Interest and dividend income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income was $3.3 million and $2.5 million for the three month periods ended March 31, 2006 and 2005, respectively, an increase of $0.8 million, or 30%. The increase primarily reflects higher interest rates earned on our investment portfolio. We anticipate higher interest and dividend income in 2006 as the result of the proceeds received (approximately $111.3 million) from our April 2006 public offering of 10 million shares of common stock. See Note 9 to the consolidated financial statements for further explanation.

Impairment Loss on Investments in Partners

We have investments in several partners whose securities are not publicly traded. Because these securities are not publicly traded, the value of these investments is inherently more difficult to estimate than investments in publicly traded companies. We recorded impairment charges of $0 and $20.3 million for the three month periods ended March 31, 2006 and 2005, respectively, related to investments in certain of our partners whose securities are not publicly traded. The impairment charge for the three month period ended March 31, 2005 related entirely to our investment in IDM. The amount of the impairment charge was calculated as the difference between (i) the estimated per share value expected to be received by IDM shareholders upon completion of its merger with Epimmune, Inc., a publicly traded company, which was announced on March 16, 2005 and completed in August 2005, and (ii) our carrying value. Our investment in IDM was reclassified to marketable securities in the third quarter of 2005. If we deem any of our investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

Interest Expense

Interest expense for the three month periods ended March 31, 2006 and 2005 relates to interest and amortization of issuance costs on our 2.25% Convertible Senior Notes issued in May 2004. Interest expense was $1.1 million and $1.1 million for the three month periods ended March 31, 2006 and 2005, respectively.

Minority Interest—Celldex

Minority interest in loss of Celldex for the three month period ended March 31, 2006 of $1.6 million represents 40% of Celldex’s net loss for the first quarter of 2006. Prior to October 12, 2005, we owned 100% of the outstanding capital stock of Celldex. As a result of certain acquisitions in October of 2005 by Celldex our ownership percentage was reduced from 100% to approximately 60%. Celldex’s results of operations for 2006 have been consolidated for reporting purposes and the $1.6 million (the portion of Celldex’s net loss for the three month periods ended March 31, 2006 not attributable to us) is recorded as a reduction of our expenses.

Non-Cash Gain on Investment in Genmab

Non-cash gain on investment in Genmab for the three month period ended March 31, 2006 of $3.2 million was recorded in accordance with FASB Staff Position APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence (FSP APB 18-1). As a result of Genmab’s private placement of 5.75 million shares of its common stock in February 2006 and the corresponding reduction of our ownership percentage below 20%, our accumulated other comprehensive income associated with our investment in Genmab was first offset against the remaining carrying value of our investment in Genmab ($2.2 million) reducing our investment in Genmab to zero with the remaining balance ($3.2 million) recorded as a non-cash gain in the consolidated statement of operations for the three month period ended March 31, 2006.

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

At March 31, 2006, we had $328.2 million in cash, cash equivalents and marketable securities. Approximately $23.1 million of cash and cash equivalents included in the March 31, 2006 balance relates to Celldex and is consolidated for accounting purposes. In April 2006, we completed a public offering of 10 million shares of common stock resulting in net proceeds of approximately $111.3 million. We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.

Cash Used in Operating Activities

Cash used in operating activities was $33.4 million and $11.6 million for the three month periods ended March 31, 2006 and 2005, respectively. This reflects an increase of $21.8 million in 2006 as compared to the same period in 2005. The increase in net cash used in operating activities for the three month period ended March 31, 2006 was primarily due to a decrease in deferred contract revenue. Deferred contract revenue for the three month period ended March 31, 2005 includes $25.0 million received from our collaboration with BMS. There was no comparable addition to deferred revenue during the three month period ended March 31, 2006.

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

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $45.6 million for the three month period ended March 31, 2006 compared to net cash used in investing activities of $23.0 million for the three month period ended March 31, 2005. The overall increase in cash provided by investing activities was $68.6 million and was primarily the result of the following factors:

•                  Purchases of marketable securities totaled $0 and $56.1 million for the three month periods ended March 31, 2006 and 2005, respectively. The 2005 purchases were made with the proceeds received from the BMS collaboration.

•                  Sales of marketable securities were $47.3 million and $34.8 million for the three month periods ended March 31, 2006 and 2005, respectively. Proceeds from sales of marketable securities in 2006 and 2005 were primarily used to fund operations and capital expenditures.

Cash Provided by Financing Activities

Cash provided by financing activities was $2.6 million and $25.3 million for the three month periods ended March 31, 2006 and 2005, respectively. Cash provided by financing activities for the three month period ended March 31, 2006 was primarily due to proceeds received from the exercise of stock options. Cash provided by financing activities for the three month period ended March 31, 2005 was primarily due to the proceeds received ($25.0 million) from the sale of common stock to BMS in connection with our collaboration.

Other Liquidity Matters

Effective February 1, 2006, we ceased accounting for our investment in Genmab A/S (“Genmab”) under the equity method of accounting due to a reduction in ownership and a corresponding loss of significant influence (see Note 2). We currently account for our investment in Genmab in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our investment in Genmab has been classified as a non-current marketable security in our March 31, 2006 consolidated balance sheet as we do not currently have plans to liquidate our Genmab stock.

Accounting for our investment in Genmab as a marketable security in accordance with SFAS No. 115 has resulted in an unrealized gain of approximately $232.5 million as of March 31, 2006. Such unrealized gain is also included within accumulated other comprehensive income classified within shareholders’ equity in the March 31, 2006 consolidated balance sheet.

In July 2004, we entered into an amendment to a collaboration and license agreement with Gilead Sciences, Inc., or Gilead, referred to herein as the Gilead Amendment. Under the terms of the Gilead Amendment, we agreed to pay Gilead a total of $8.5 million in eight equal quarterly installments of $1.063 million, payable at our election, in cash, registered shares of our common stock or a combination thereof, in exchange for (i) a reduction of certain future royalty payment obligations payable by us to Gilead, and (ii) an expansion of the scope of certain licenses from Gilead to us relating to certain intellectual property rights regarding anti-CTLA-4 products. The first of these payments was paid on August 2, 2004 through the issuance of 185,622 shares of our common stock to Gilead. The second payment was made on October 1, 2004 in cash. The third, fourth, fifth and sixth payments (all made in 2005) were also made in cash. The seventh payment was made on January 3, 2006 and the eighth and final payment was made on April 3, 2006. Both payments were made in cash.

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

In January 2005, we announced the closing of a collaboration and co-promotion agreement and a related securities purchase agreement with BMS. Under the terms of the collaboration, we and BMS each granted the other certain intellectual property licenses and product rights on a worldwide basis in order to enable us to collaborate in research and development of certain therapeutic antibody-based products for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by us to BMS of a license to commercialize ipilimumab, a fully human antibody product developed using our UltiMAb Human Antibody Development System. Ipilimumab is currently under investigation for the treatment of a broad range of cancers. The collaboration also includes the grant by us to BMS of a sub-license to MDX-1379, a gp100 peptide vaccine licensed by us from the U.S. Public Health Service, for use with ipilimumab for the treatment of metastatic melanoma. We and BMS are currently conducting a Phase III clinical trial with ipilimumab and MDX-1379 combination therapy in Stage III and Stage IV metastatic melanoma patients at multiple sites worldwide. In addition, we and BMS have initiated a Phase II monotherapy registrational study of ipilimumab in second-line metastatic melanoma patients previously treated with a melanoma therapy other than ipilimumab.

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

In October 2005, Celldex completed the acquisition of all of the issued and outstanding shares of capital stock of Lorantis Limited, or Lorantis, a privately held biotechnology company based in Cambridge, U.K. and substantially all of the assets of Alteris Therapeutics, Inc., or Alteris, a privately held biotechnology company based in Philadelphia, Pennsylvania.

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

Financial Uncertainties Related to Potential Future Milestone Payments

Effective September 4, 2002, we entered into a collaboration and license agreement with Kirin Brewery Co., Ltd., or Kirin, which provides for us to exchange with Kirin certain cross-licenses for each other’s technology for the development and commercialization of human antibody products. Pursuant to a letter of intent that was superseded by the collaboration and license agreement, we and Kirin developed the KM-Mouse, a unique crossbred mouse that combines the traits of our HuMAb-Mouse with Kirin’s TC Mouse™. Under the collaboration and license agreement, we are exchanging cross-licenses with Kirin with respect to the KM-Mouse and other antibody-generating mice. In addition, certain of the cross-licenses granted under the Collaboration and License Agreement are subject to license, milestone and royalty payments by one party to the other.

Through March 31, 2006, we have not made any milestone payments to Kirin although approximately $2.8 million has been paid to Kirin as of March 31, 2006 representing a payment due Kirin as a result of our collaboration with Pfizer, Inc., or Pfizer. In addition, based on a total of three products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2007, we may be required to make milestone payments to Kirin aggregating up to approximately $12.75 million with respect to such products, or a maximum of approximately $4.25 million per product. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through March 31, 2006, we had made milestone payments of approximately $0.3 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of nine products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2007, we may be obligated to make future milestone payments aggregating up to approximately $59.9 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  Our principal executive officer and principal financial officer reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be included in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

Changes in Internal Controls Over Financial Reporting:   Such evaluation did not identify any significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1a. Risk Factors

Additional factors that might affect future results include the following:

Successful development of our products is uncertain.

Based on public disclosures, as of April 1, 2006, regulatory applications, including INDs, have been submitted to the FDA or comparable foreign authorities, for 31 product candidates derived from our UltiMAb platform. Active product candidates employing our human antibody technology have not moved beyond clinical development. Neither we nor our partners have any product candidates employing our human antibody technology that have been approved for sale by the FDA or comparable foreign authorities and/or commercialized. In addition, we are not aware of any commercialized fully human monoclonal antibody therapeutic products that have been generated from any technologies similar to ours. Product candidates employing our human antibody technology may not advance beyond clinical development or demonstrate clinical safety and effectiveness.

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

Our revenue and profit potential are unproven. No revenues have been generated from the commercial sale of our products and our products may not generate commercial revenues in the future.

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

We have incurred large operating losses and we anticipate that these losses will continue for the foreseeable future. In particular, as of March 31, 2006, we had an accumulated deficit of approximately $781.4 million. Our net losses were $146.0 million and $36.0 million for the year ended December 31, 2005 and the three-month period ended March 31, 2006, respectively. Our losses have resulted principally from:

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

•       unforeseen safety issues;

•       delays, suspension or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site; and

•       government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

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

Generally, our clinical trials, including our melanoma trials, are conducted in patients with serious or life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and in some cases, our product is used in combination with approved therapies that themselves have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our products. The most common adverse events associated with our trials of ipilimumab have consisted of flu-like symptoms such as fever, chills and nausea. These events were expected and generally responded to standard medical therapy. In addition, some patients have experienced anticipated drug-related immune-mediated events, such as diarrhea, rash, reduced pituitary function, colitis and increased liver enzymes, ranging from mild in most cases to severe in a very small number of instances. Other than a very small number of fatalities, representing less than 1% of over 600 patients treated in all previous trials, which may or may not be attributable to our product candidate, most events resolved with treatment. The recently announced Phase II monotherapy registrational trial of ipilimumab will be conducted at a much higher dose than most previous studies. We cannot assure you that additional safety issues will not arise with respect to our products in the future.

To date, we have experienced slower than expected rates of patient recruitment in certain of our clinical trials. As a result, in certain instances, we have experienced or may experience delays in our product development and clinical testing.

In addition, on March 31, 2006, we announced the initiation of a single-arm Phase II monotherapy registrational study of our ipilimumab product candidate to enroll up to 150 second-line patients with metastatic melanoma previously treated with at least one prior regimen of a melanoma therapy other than ipilimumab. Under a Special Protocol Assessment with the FDA, the design and planned analysis of this study is adequate to support a regulatory submission under the FDA accelerated approval regulations. Several other products for second and third-line cancer patients have been approved by the FDA on the basis of single arm Phase II studies. A Phase III pivotal study of ipilimumab in combination with MDX-1379 (a melanoma peptide vaccine based on gp100) commenced enrollment of second-line patients in September 2004 and is currently ongoing. We expect that some of the second-line patients that would have been eligible for the ongoing Phase III combination study will instead be enrolled in the newly initiated monotherapy registrational trial. Any such reallocation may delay the development of the combination therapy product candidate.

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

In addition, many of our activities involve genetic engineering in animals and animal testing, controversial subjects which have generally received adverse publicity from animal rights activists and various other interest groups. Such adverse publicity could decrease market acceptance of products employing our technology.

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

We are aware of only a limited number of companies on a worldwide basis that operate manufacturing facilities in which our product candidates can be manufactured under cGMP regulations, a requirement for all pharmaceutical products. We are currently pursuing late-stage clinical and commercial supply agreements with cGMP-compliant third-party manufacturers with available capacity to meet our internal production timetables. We have entered into clinical supply agreements with Lonza with respect to ipilimumab and MDX-060. As part of our collaboration with Bristol-Myers Squibb, we assigned to Bristol-Myers Squibb the clinical supply agreement with respect to ipilimumab. Our partner Bristol-Myers Squibb is responsible for securing commercial supply agreements for ipilimumab and is currently in negotiations with respect to such arrangements. Bristol-Myers Squibb may not be able to successfully consummate such arrangements. We do not currently have the capability to manufacture our product candidates under development in large commercial quantities and have no experience in commercial-scale manufacturing. It would take a substantial period of time for a contract facility that has not been producing antibodies to begin producing antibodies under cGMP regulations. We cannot make assurances that we will be able to contract with such companies for clinical and/or commercial supply on acceptable terms or in a timely manner, if at all. Moreover, even if we are able to enter into clinical and/or commercial supply manufacturing arrangements with cGMP-compliant third-party manufacturers, we cannot assure you that such manufacturers will be able to produce products that are substantially equivalent to the product candidates that we have produced in our own facilities and used in our clinical trials. If such companies are not able to produce products that are substantially equivalent to our product candidates, the progress of our clinical trials and/or commercialization of our products may be delayed and our business, financial condition and results of operations may be materially harmed.

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

The development of commercialization of our lead product candidate, ipilimumab, is, in large part, dependent on the actions of Bristol-Myers Squibb, which are outside of our control.

We depend, in part, on our partners to support our business, including the development of products generated through the use of our antibody technology. In particular, under the terms of our collaboration and co-promotion agreement with Bristol-Myers Squibb, we have granted a license to commercialize our lead product candidate, ipilimumab, to Bristol-Myers Squibb for the treatment of all diseases. We have also granted to Bristol-Myers Squibb a sub-license to MDX-1379 for use in combination with ipilimumab for the treatment of metastatic melanoma. The successful development and commercialization of ipilimumab is dependent, in large part, on the actions of Bristol-Myers Squibb, which are outside of our control. The failure of Bristol-Myers Squibb to act in accordance with its obligations under the collaboration and co-promotion agreement may cause us to incur substantial additional costs in order to develop and commercialize ipilimumab, which could have a material adverse effect on our business.

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

Our licensing partners generally have the right to terminate our partnerships at any time. Our ability to continue our current partnerships and to enter into additional partnerships is dependent in large part on our ability to successfully demonstrate that our UltiMAb technology is an attractive method of developing fully human antibody therapeutic products. Existing or potential partners may pursue alternative technologies, including those of our competitors, or enter into other transactions that could make a collaboration with us less attractive to them. For example, if an existing partner purchases or is purchased by a company that is one of our competitors, that company could be less willing to continue its collaboration with us and may, instead, become one of our competitors. In April 2006, Abgenix, Inc., or Abgenix, and Amgen, Inc., or Amgen, completed a merger, that resulted in Amgen’s ownership of Abgenix’s XenoMouse technology. As a result, Amgen may be less willing to continue its collaboration with us and may, through the use of its newly acquired XenoMouse technology, engage in direct competition with us in the area of generating fully human monoclonal antibodies for antibody-based therapeutics. In addition, a company that has a strategy of purchasing companies rather than entering into partnership arrangements might have less incentive to enter into a collaboration agreement with us. Moreover, disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future partner. Lengthy negotiations with potential new partners or disagreements between us and our partners may lead to delays or termination in the research, development or commercialization of product candidates. If we are not able to establish additional partnerships on terms that are favorable to us or if a significant number of our existing partnerships are terminated and we cannot replace them, we may be required to increase our internal product development and commercialization efforts. This would likely:

•       limit the number of product candidates that we will be able to develop and commercialize;

•       significantly increase our need for capital; and/or

•       place additional strain on management’s time.

Any of the above may materially harm our business, financial condition and results of operations.

Due to the size of our equity interest in Celldex Therapeutics, Inc., we must consolidate the results of its operations in our financial statements.

We own approximately 60% of Celldex Therapeutics, Inc., a privately held biopharmaceutical company. Due to the size of our equity interest in Celldex, we are currently required to consolidate the operations of Celldex in our financial statements, which results in the inclusion of their losses in our financial statements. We are unable to predict what such losses will be. For the year ended December 31, 2005 and the three-month period ended March 31, 2006, our share, net of minority interest, of Celldex’s net loss included in our financial statements was approximately $12.6 million and $2.4 million, respectively.

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

In addition, we have investments in several of our partners whose securities are not publicly traded. The value of our investments in these companies are inherently more difficult to estimate than our investments in publicly traded companies. We estimate the value of these investments by using information acquired from industry trends, management of these companies, financial statements, and other external sources. Specifically, our determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financing and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. For the years ended December 31, 2005, 2004 and 2003, we recorded impairment charges of approximately $33.3 million, $7.1 million and $1.4 million, respectively, on our investments in privately-held companies. Approximately $7.0 million of the 2004 impairment charge related to IDM Pharma, Inc., or IDM. Approximately $29.3 million of the 2005 impairment charge related to IDM prior to their share exchange with Epimmune, Inc., at which time IDM became a publicly traded company. Future adverse changes in market conditions or adverse changes in operating results of these companies may also require an impairment charge in the future.

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

Even though we have issued patents, filed applications and received licenses pertaining to the HuMAb-Mouse and the KM-Mouse technologies, this does not mean that we and our licensees of the HuMAb-Mouse and the KM-Mouse technology will have exclusive rights to antibodies against all targets that are made using this technology, eaFh that we or our licensees will have the right to make, develop, use or sell such antibodies.

Our patents and applications covering the HuMAb-Mouse and the KM-Mouse technology include patents and applications that cover particular human antibodies. These patents do not cover all human antibodies.

We do not have exclusive access to the patents underlying the HuMAb-Mouse. In March 1997, prior to our acquisition of GenPharm, GenPharm entered into a cross-license and settlement agreement with Abgenix, Cell Genesys, Inc., Xenotech, L.P. and Japan Tobacco, Inc., pursuant to which Abgenix and these entities paid GenPharm a total of approximately $38.6 million in exchange for a non-exclusive license to certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies that are integral to our products and business. These patents, patent applications, third party licenses and inventions form the basis of our HuMAb-Mouse technology. Abgenix completed its merger with Amgen in April 2006. As a result, Amgen has access to such patents, patent applications, third party licenses and inventions. Our business may suffer from the competition of these entities and their licensees and sublicensees.

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

With respect to third party patent rights, we are aware of a U.S. patent owned by Genentech, Inc., or Genentech, relating to the production of recombinant antibodies in host cells. Two separate re-examinations before the U.S. Patent and Trademark Office, or the USPTO were requested anonymously in May and December 2005.  In the re-examination filed in May 2005, the USPTO rejected all of the patent claims, and Genentech recently filed its response following an interview with the USPTO. In January 2006, the USPTO ordered re-examination of the patent on the basis of the second request for re-examination, filed in December

2005, but has not yet taken any further action on this second request. If the claims are determined to be unpatentable during the re-examination, Genentech will have the opportunity to appeal, and the determination of unpatentability could be reversed. It is also possible that the claims might be confirmed as valid by the USPTO upon completion of the re-examination. The re-examination and appeal process could take several years each to complete.

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

Generally, our clinical trials, including our melanoma trials, are conducted in patients with serious life-threatening diseases for whom convenstional treatments have been unsuccessful or for whom no conventional treatment exists, and in some cases, our product is used in combination with approved therapies that themselves have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our products. The most common adverse events associated with our melanoma trials of ipilimumab have consisted of flu-like symptoms such as fever, chills and nausea. These events were expected and generally responded to standard medical therapy. In addition, some patients have experienced anticipated drug-related immune-mediated adverse events, such as diarrhea, rash, reduced pituitary function, colitis and increased liver enzymes, ranging from mild in most cases to severe in a very small number of instances. Almost all of these adverse events responded to medical therapy. In a very small number of instances (less than 1% of over 600 patients treated), fatalities not directly related to disease progression have occurred during the course of these trials—such fatalities may or may not be attributable to our product. Any of these events or any other adverse events in any of our other clinical trials could result in a product liability claim. Any such claims against us, regardless of their merit, could result in significant awards against us, which could materially harm our business, financial condition and results of operations.

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

We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapeutics. Some of these companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same diseases and disease indications as are we and our partners. Also, we compete with companies that offer antibody generation services to other companies that have disease related target antigens. These competitors have specific expertise or technology related to monoclonal antibody development. In the past, we competed directly with Abgenix, which merged with Amgen in April 2006, with respect to the generation of fully human antibodies from transgenic mice. As a result of the merger, Amgen owns Abgenix’s XenoMouse technology and may engage in direct competition with us in the area of generating fully human monoclonal antibodies for antibody-based therapeutics. In addition, we have entered into agreements with each of Kirin and Genmab, respectively, that grant these companies licenses to our proprietary transgenic mouse technology platform, enabling them to compete with us in offering antibody generation and development services in certain markets.

We have also entered into license agreements with Pfizer which enable it to compete with us in the generation and development of antibodies to CTLA-4. Pfizer is developing ticilimumab (also known as CP-675,206), a fully human antibody generated by using transgenic mouse technology substantially similar to our HuMAb-Mouse technology that targets the immune receptor CTLA-4. According to publicly available information, a first-line Phase III clinical trial comparing ticilimumab alone to chemotherapy alone for metastatic melanoma was initiated by Pfizer in December 2005.  Pfizer has disclosed that it expects to file a Biologics License Application, or BLA, with respect to ticilimumab in 2007.

Xenerex Biosciences and XTL Biopharmaceutical, Ltd. have developed technology that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies in functionally modified mice. Regeneron claims to have developed VelocImmune mice, in which portions of the mouse immune genome have been humanized, generating mice with humanized immune systems that can generate fully human antibodies. Numerous additional companies are developing therapeutic products comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies that do not involve immunization of animals creating antibodies comprising human antibody sequences. For example, phage display technology is being used by companies, such as CAT, Dyax and MorphoSys to develop therapeutic products comprising human antibody sequences. Companies such as Johnson & Johnson, MedImmune, Amgen, Biogen Idec, Novartis, Genentech, PDL BioPharma, Wyeth, Abbott Laboratories and GlaxoSmithKline have generated therapeutic products that are currently in development or on the market and that are derived from recombinant DNA that comprise human antibody components.

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

In addition, Pfizer could obtain orphan drug designation for ticilimumab for specific patient populations, including metastatic melanoma and, if they are first to receive approval by the FDA, could obtain market exclusivity with respect to such populations, thereby blocking us and Bristol-Myers Squibb from obtaining approval to sell ipilimumab, whether as a monotherapy or combination therapy with MDX-1379, for such patient populations, including metastatic melanoma.

We are subject to extensive and costly government regulation.

Product candidates employing our human antibody technology are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments and their respective foreign equivalents. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of biopharmaceutical products. The FDA regulates human antibodies as biologics, subject to a BLA, under the Public Health Service Act, as amended. If products employing our human antibody technology are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding U.S. regulation.

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

Following completion of clinical trials, the results are evaluated and, depending on the outcome, submitted to the FDA in the form of a BLA, or a New Drug Application, or NDA, in order to obtain FDA approval of the product and authorization to commence commercial marketing. In responding to a BLA or NDA, the FDA may require additional testing or information, may require that the product labeling be modified, may impose post-approval study or reporting requirements or other restrictions on product distribution, or may deny the application. The FDA has established performance goals for review of NDAs and BLAs — six months for priority applications and 10 months for standard application. However, the FDA is not required to complete its review within these time periods. The timing of final FDA review and action varies greatly, but can take years in some cases and often involves the input of an FDA advisory committee of outside experts. Product sales in the U.S. may commence only when a BLA or NDA is approved.

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

We will depend on our own manufacturing facilities and/or on those of our partners and other third parties to manufacture products generated through the use of our human antibody technology. Before commercializing a new drug, manufacturers must demonstrate compliance with the applicable current good manufacturing practices, or cGMP, requirements which include quality control and quality assurance requirements as well as the maintenance of extensive records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding foreign and state authorities, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing for products generated through the use of our technology. In addition, cGMP requirements are constantly evolving, and new or different requirements may apply in the future. We, our partners or third party contract manufacturers may not be able to comply with the applicable regulations. After regulatory approvals are obtained, the subsequent discovery of previously unknown problems, or the failure to maintain compliance with existing or new regulatory requirements may result in restrictions on the marketing of a product, withdrawal of the product from the market, seizures, the shutdown of manufacturing facilities, injunctions, monetary fines and/or civil or criminal sanctions.

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

Risks Related to Our Common Stock

Our stock price may be volatile.

Historically, there has been significant volatility in the market prices of biotechnology companies’ securities. During the two-year period ended March 31, 2006, the sale prices of our common stock ranged between $4.37 and $16.07. Various factors and events may have a significant impact on the market price of our common stock. These factors include, by way of example:

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

As of April 28, 2006, we had 16,379,747 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our equity incentive plans having a weighted average exercise price of $8.66 per share and we had reserved 4,022,061 shares of common stock for issuance pursuant to future grants of options under our equity incentive plans. We have filed registration statements on Form S-8 under the Securities Act covering all of these shares. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

At our annual meeting of shareholders to be held on May 18, 2006, we intend to submit a proposal to our shareholders to approve an amendment to our 2005 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 5,500,000 shares. Our Board of Directors has adopted the amendment to the plan, subject to its approval by our shareholders. If our shareholders approve the amendment, it will become effective on the date of the annual meeting. If approved, we intend to file a registration statement on Form S-8 under the Securities Act covering these additional shares, and we expect that such registration statement will become effective upon filing. Shares issued upon the exercise of options related to such additional shares, other than shares issued to affiliates, will be freely tradeable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

In addition, as of April 28, 2006, there were 41,168 shares reserved for issuance pursuant to a deferred compensation program. The shares reserved for the deferred compensation program will be issued in various amounts over various periods of time during the next three years. We have filed a registration statement on Form S-8 under the Securities Act covering those shares. Shares issued pursuant to this program, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

As of April 28, 2006, we had reserved 766,184 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 under the Securities Act covering all of those shares. All shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ National Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of April 28, 2006, we had 10,936,935 shares of common stock reserved for issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

Future sales of our common stock or other securities could cause the market price of our common stock to decline.

As of April 28, 2006, we had 122,181,227 shares of common stock outstanding, of which 9,477,928 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

In addition, we have filed a shelf registration statement on Form S-3 under the Securities Act relating to the sale of up to approximately $177.1 million of any of the following securities:

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

We have also filed registration statements on Form S-3 under the Securities Act that relate to the sale by certain selling securityholders of up to 21,875,353 shares of our common stock. These shares are included in the 122,181,227 shares of our common stock outstanding as of April 28, 2006 mentioned above, and were issued upon the conversion of our 4.25% Convertible Senior Notes due August 15, 2010 in connection with the provisional redemption of such notes in January 2005. These shares of common stock are freely tradable without restriction or further registration under the Securities Act except for shares held by our affiliates, which will be subject to the resale limitations of Rule 144.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. As of April 28, 2006, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

MEDAREX, INC.
(Registrant)

Date:	May 10, 2006	By:	/s/ DONALD L. DRAKEMAN
Donald L. Drakeman President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2006	By:	/s/ CHRISTIAN S. SCHADE
Christian S. Schade Senior Vice President Finance & Administration, Chief Financial Officer (Principal Financial and Accounting Officer)