Form 10-K/A
period 2005-12-31
MEDAREX INC
filed 2007-02-09
CIK 874255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

Explanatory Note

In this Form 10-K/A, Medarex, Inc. (“Medarex” or “the Company”) is restating its beginning accumulated deficit as of January 1, 2003 for the years 1996 through 2002, and  its consolidated financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003.  Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for all periods from 2000 up to and including September 30, 2005 affected by the restatements have not been amended and should not be relied upon.

In May 2006, the Company received a letter from the United States Securities and Exchange Commission, or SEC, informing the Company that the SEC was conducting an informal inquiry into the Company’s stock option grant practices and requesting certain information and documentation related thereto.  The Company also received a grand jury subpoena from the U.S. Attorney’s Office, District of New Jersey, requesting substantially similar information and documentation as the SEC had requested.

In June 2006, the Company announced that the Company’s Board of Directors initiated an investigation (the “Investigation”) of the Company’s stock option grant practices from 1996 through June 30, 2006 (the “relevant period”) and designated one of its independent directors to oversee the Investigation.  In September 2006, the Company announced that the Company’s Board of Directors elected two new members, who were appointed, together with the previously designated director, to a Special Investigation Committee, to complete the Investigation.  The Special Investigation Committee retained outside legal counsel that had not previously been involved with the Company’s stock option plans and the outside legal counsel retained forensic accounting consultants to assist in the Investigation and the analysis of the measurement dates for equity awards during the relevant period.  At the direction of the Special Investigation Committee, the outside legal counsel, with the assistance of forensic accounting consultants, reviewed more than 3.5 million pages of documents and conducted more than fifty witness interviews.  On November 6, 2006, the Company announced the key results of the Investigation, which are set forth in the Company’s Form 8-K filed on that date.

As a result of the findings of the Special Investigation Committee, management has concluded that incorrect measurement dates were used for financial accounting purposes for certain equity awards made in prior periods.  Management has determined that the cumulative non-cash stock-based compensation expense and related payroll tax liabilities resulting from revised measurement dates with regard to past equity awards was approximately $36.6 million and recorded non-cash, stock-based compensation expense and related payroll tax liabilities with regard to past equity awards of approximately $2.0 million, $2.0 million and $4.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, and approximately $28.1 million prior to fiscal year 2003.  In addition to the adjustments related to stock-based compensation and related payroll taxes, the Company is also correcting immaterial errors identified in prior years related to the amortization of premiums and discounts related to its marketable securities.  The total effect of all of these adjustments was to increase previously reported basic and diluted net loss per share by $0.02, $0.00 and $0.08 for the years ended December 31, 2005, 2004 and 2003, respectively.  Accordingly, for the years 1996 through 2002, the Company has corrected these errors by restating its beginning accumulated deficit as of January 1, 2003 and has restated its consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003.  There was no impact on revenue or net cash used in operating activities as a result of this compensation expense, nor was there any impact on income tax expense for any period given the Company’s sustained history of losses.

As a result of the grants described below, the Company is required to record non-cash compensation expense in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25.  Stock based compensation expense was calculated as the excess of the fair market value of the Company’s stock on the measurement dates less the exercise price of the option multiplied by the number of equity awards granted.   Stock-based compensation is recognized ratably over the vesting period of the equity awards.  Prior to September 2001, the Company’s stock options had a vesting period of 1 year or less.  Beginning in September 2001, the Company changed the vesting period for employee stock option grants to 4 years.

Based upon the information obtained in the Investigation, through July 2002, the Company had a practice, in many instances, of selecting dates for its stock option grants and restricted stock grants as of the date when the stock price was the lowest during the month of grant, without disclosing this practice in its public filings and without properly measuring the compensation expense on a date that the terms of the equity awards were finalized.  The terms of these grants are discussed in further detail below.  Subsequent to July 2002, while the practice of selecting dates described above ceased by the Company in response to new legal and regulatory reporting requirements, there were two annual equity grants for rank and file employees for which the measurement dates differ from the grant dates recorded in the Company’s books and records, which the Investigation revealed were primarily a result of administrative delays, with no apparent intent to achieve favorable exercise prices.

The Company analyzed the evidence gathered in the Investigation related to the equity awards including electronic and hard copy documents and witness interviews.  Equity awards were organized into categories based upon recipient and the process by which the equity award was finalized.  Based upon the specific facts and circumstances, the Company applied the controlling accounting standards to determine the proper accounting measurement date with respect to every grant during the period from 1996 through July 2002 within each of the following categories:

Equity Awards Issued From 1996 through July 2002

Officer Annual Equity Awards

Officers received equity awards on an annual basis (although the dates of such awards varied from year to year).  The Company’s Stock Option Committee would approve the number of equity awards to be granted to officers, however, the Stock Option Committee did not select or consider an exercise price when approving the number of annual equity awards during its Stock Option Committee meetings.  The Company’s procedure for establishing the exercise prices of such awards, at the time, would be for certain former officers to select the lowest price for the Company’s common stock during the month of the grant of such annual awards.  The former officers believed they had the discretionary authority to select such exercise prices and this procedure was followed by the Company during the period from 1996 through July 2002. Once the price was selected, the Form 4 filing process was started by the Company and unanimous written consents (“UWCs”) were prepared and circulated for execution by the members of the Stock Option Committee in situations where UWCs were used. UWCs for three grants could not be located in the Company’s files.  The UWCs, which included the exercise prices selected by the former officers, were subsequently approved, in all instances, by the Stock Option Committee when the UWCs were signed, without exception. Since the Company’s practice was to select, at the conclusion of the month in which the grant was designated, the date corresponding to the lowest price for the Company’s stock for the month, the Company has concluded that the most appropriate measurement date is the last business day of the month in which the designated grant date occurred since at that point both the exercise price and the number of equity awards was determinable.

For all officer annual stock option awards, of which there were seven, and one officer stock award, during the relevant period, a total of approximately 3.9 million stock options and/or stock awards were made to officers where the selected grant dates coincided with a date when the stock price was the lowest during the month in which the grant was dated.  Accordingly, the Company determined the total stock based compensation expense, after accounting for forfeitures, associated with these seven officer annual stock option awards and one officer stock award was approximately $8.9 million.

Director Equity Awards

There was no specific pattern regarding equity awards to directors except that each non-executive director received an equity award when he/she joined the Company’s Board of Directors.  In certain circumstances, certain directors received annual equity awards on the date of the Company’s Annual Meeting of Shareholders in connection with previously agreed upon arrangements.  There were four designated grant dates in which a total of approximately 0.8 million stock options were made to directors when the stock price was the lowest during the month in which the designated grant occurred.  The Company determined the total stock based compensation expense associated with these four director awards was approximately $5.9 million and is detailed as follows:

•                  Two of the four grants were issued at the same time as the officer annual awards described above and therefore, the Company has concluded that the most appropriate measurement date for these two grants is the last business day of the month in which the designated grant date occurred since at that point both the exercise price and the number of equity awards was determinable consistent with the determination of measurement dates for officer annual awards described above.  The Company determined the total stock based compensation expense associated with these two awards was approximately $0.5 million.

•                  One grant was accounted for using variable accounting because the original grant price was modified when a Form 4 filing date was missed and the grant was cancelled and reissued subsequently at a lower price.  In that situation, Form 4s for two stock option recipients were not filed on time and the Company cancelled and issued new stock options with an exercise price representing the lowest price of the Company’s stock in the following month.  Total variable stock based compensation expense associated with this grant was approximately $0.3 million.

•                  The remaining grant was approved at a meeting of the Company’s Board of Directors where the Board of Directors specified a designated grant date that preceded the date of the Board of Directors meeting.  The Company’s stock price on the designated grant date was lower than the Company’s stock price on the date of approval.  The Company used the date of approval by the Company’s Board of Directors as the measurement date resulting in stock based compensation expense of approximately $5.1 million.

Rank and File Employee Annual Equity Awards

Rank and file employees generally received equity awards on an annual basis (although the dates of such awards varied from year to year).  The designated grant dates for such awards were the same as officer annual equity awards with the exception of one date where the grant of annual equity awards to rank and file employees occurred approximately one month after the date of the officers annual equity award.  During the period from 1996 through July 2002, on an annual basis, management would allocate a pool of stock options previously discussed with and agreed to by the Chairman of the Stock Option Committee to individual employees.  Once the allocation of the total awards was finalized by management, a UWC was prepared (which included the selected grant date and exercise price) and forwarded to the Stock Option Committee for execution. Attached to the UWC was a list of the optionees and the number of options allocated by management to the optionees.  The Stock Option Committee rarely discussed individual rank and file employee equity awards, leaving it to management to make such allocations since it was generally understood that the allocation process was delegated to management and it was also generally understood that it was management’s responsibility to perform this function.  The Stock Option Committee did not dispute, challenge or question management’s allocations of any of the annual equity awards to rank and file employees.   The Company has concluded that the appropriate measurement date for rank and file annual equity awards is the UWC creation date, as both the exercise price and number of equity awards for each employee were known with finality at such date.

For all rank and file annual equity awards, of which there were six, during the relevant period, a total of approximately 3.1 million stock options and/or stock awards were made where the price of the Company’s stock on the accounting measurement date was higher than the award’s exercise price.  Five grants had the same exercise price as the officers annual equity awards described above however, the measurement date was always later than the measurement date for officer annual equity awards since the process of allocating the pool of options granted to rank and file employees was typically finalized a few weeks after the exercise price was determined.  The remaining designated grant had a different exercise price as this equity award occurred approximately one month after the date of the officers annual equity award.  The Company determined the total stock based compensation expense, after accounting for forfeitures, associated with all rank and file annual awards was approximately $15.2 million during the relevant period.

New Hire Employee Equity Awards

Generally, all new employees received an equity award as of the respective employee’s first day of employment.  In one instance, the designated grant date used by the Company for a new officer’s equity award of approximately 0.3 million stock options and/or stock awards was not the same as the measurement date.  In this instance, the designated grant date was the stated effective date of the officer’s employment agreement which preceded the officer’s first day of employment.  Since the controlling accounting literature at the time required compensation cost to be measured as of the officer’s first day of employment, the Company determined that approximately $5.1 million of stock based compensation should have been measured on the date employment began by the officer.  Other than this one instance, there were no equity awards to new hires where the measurement date used by the Company was inappropriate.

Equity Awards Issued Subsequent to July 2002

For the period subsequent to July 2002 through 2005 there were two rank and file annual equity awards where option lists were finalized two days after the designated grant date resulting in stock based compensation expense of approximately $0.6 million.

Additional Stock Based Compensation

A summary of additional stock based compensation by type is as follows:

	Additional Stock Based Compensation Expense By Type
	2005	2004	2003	2002	2001
	(In thousands)
Officer annual equity awards	$811	$929	$924	$636	$3,105
Director equity awards	36	65	32	(202)	3,738
Rank and file annual equity awards	849	850	3,395	1,973	1,829
New hire employee equity awards	—	—	39	49	3,937
Payroll tax liabilities	312	106	67	54	161
Total	$2,008	$1,950	$4,457	$2,510	$12,770

	Additional Stock Based Compensation Expense By Type
	2000	1999	1998	1997	1996
	(In thousands)
Officer annual equity awards	$1,555	$371	$274	$209	$99
Director equity awards	1,445	381	232	201	—
Rank and file annual equity awards	5,746	—	193	214	136
New hire employee equity awards	1,043	—	—	—	—
Payroll tax liabilities	698	68	—	—	—
Total	$10,487	$820	$699	$624	$235

As part of this restatement, the Company recorded payroll tax liabilities relating to stock options that were incorrectly characterized as incentive stock options or ISOs.  The Company recorded a liability for payroll taxes in the event such grants would not be treated as ISOs under principles of the Internal Revenue Code, or IRC, and the regulations thereunder.  These payroll tax liabilities, which have been classified within research and development expense and general and administrative expense are not material to the consolidated financial statements for any period.

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheets as of December 31, 2005 and 2004.  See Note 18 to the consolidated financial statements for impact of this restatement on the Company’s consolidated balance sheets as of December 31, 2005 and 2004 and the Company’s consolidated statements of operations and cash flows for the years ended December 31, 2005, 2004 and 2003. (dollars in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Research and development:
As previously reported	$135,847	$122,007	$95,459
As restated	136,940	123,012	97,803

General and administrative:
As previously reported	28,054	24,314	21,727
As restated	28,969	25,259	23,840

Interest, dividend income and realized gains:
As previously reported	14,740	7,161	12,311
As restated	14,740	9,228	11,301

Net loss:
As previously reported	(146,004)	(186,509)	(129,277)
As restated	(148,012)	(186,392)	(134,744)

Basic and diluted net loss per share:
As previously reported	$(1.32)	$(2.29)	$(1.65)
As restated	(1.34)	(2.29)	(1.72)

	As of December 31,
	2005	2004
Capital in excess of par value:
As previously reported	$908,151	$699,380
As restated	943,245	732,778

Accumulated deficit:
As previously reported	(745,393)	(599,389)
As restated	(781,953)	(633,941)

The following table sets forth the amount of stock-based compensation expense and related payroll tax liabilities for the years 1996 through 2002.  The cumulative amount of stock-based compensation expense and related payroll tax liabilities for these years is approximately $28.1 million and is included as an adjustment to accumulated deficit as of January 1, 2003 (dollars in thousands).

Year Ended December 31,	Increase to Previously Reported Net Loss
1996	$(235)
1997	(624)
1998	(699)
1999	(820)
2000	(10,487)
2001	(12,770)
2002	(2,510)

For the convenience of the reader, this Form 10-K/A restates the 2005 Form 10-K in its entirety.  However, we have only amended disclosures presented in the 2005 Form 10-K as required to reflect the matters described above and accordingly, have amended only the following items:

•                  Part I — Item 1A — Risk Factors (to amend and restate our accumulated deficit as of December 31, 2005 and our net loss for the year ended December 31, 2005 which appears in the risk factor entitled “We have incurred large operating losses and we anticipate that these losses will continue”) and to add two Risk Factors entitled, “We are subject to an informal inquiry by the SEC and a grand jury investigation by the United States Attorney’s Office for the District of New Jersey, relating to our stock option granting practices, and those regulatory inquiries may result in charges filed against us and in fines and penalties” and “We have civil litigation pending that relates to our stock option granting practices, and we cannot predict the ultimate outcome of this litigation”.

•                  Part I — Item 3 — Legal Proceedings

•                  Part II — Item 6 — Selected Consolidated Financial Data

•                  Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Part II — Item 8 — Consolidated Financial Statements and Supplementary Data

•                  Part II — Item 9A — Controls and Procedures

•                  Part IV — Item 15 — Exhibits and Financial Statement Schedules

In addition, this Form 10-K/A includes updated certifications from our Chief Executive Officer and our Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

v

MEDAREX, INC.
TABLE OF CONTENTS
FORM 10-K/A

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

Currently, 31 antibody product candidates generated from our UltiMAb Human Antibody Development System are in human clinical trials, or have had regulatory applications submitted for such trials (1). In 2006, we expect at least 11 Phase III clinical trials to be underway relating to five of the most advanced product candidates in which Medarex has an economic interest through co-promotion/profit sharing rights, royalties and/or equity ownership.  In addition, our partner Genmab A/S has announced that it expects to initiate multiple Phase III trials for two additional product candidates in 2006.  Four of the five product candidates currently in Phase III trials were generated through the use of our UltiMAb® technology and include:

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

Products in Development

The following table summarizes potential therapeutic indications and development stages for antibody products in which Medarex has an economic interest, including our product candidates and those of our partners (based on publicly available information), and is followed by brief descriptions of each specific program:

Phase III Product Candidates in Clinical Development

PRODUCT	INDICATION	CLINICAL STATUS	PARTNER
ipilimumab (MDX-010)	Metastatic Melanoma	Phase III	Co-developing with BMS(1)
golimumab (CNTO 148)	Rheumatoid Arthritis,Psoriatic Arthritis, Ankylosing Spondylitis	Phase III	Centocor(2)
CNTO 1275	Psoriasis	Phase III	Centocor(2)
zanolimumab (HuMax-CD4)	T-cell Lymphoma	Phase III	Genmab (partnered with Serono S.A.)(3)
ticilimumab (CP-675,206)	Metastatic Melanoma	Phase III	Pfizer(4)

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

Phase I/II  and Phase I Product Candidates in Clinical Development

PRODUCT	INDICATION	CLINICAL STATUS	PARTNER
MDX-214	Cancer	Phase I/II	Wholly-owned by Medarex
MDX-018	Inflammatory Disease	Phase I/II	Co-developing with Genmab(1)
HuMax-EGFr	Head and Neck Cancer	Phase I/II	Genmab(2)
CNTO 95	Cancer	Phase I/II	Centocor(3)
MDX-1307	Colorectal, Pancreaticand/or Bladder Cancer	Phase I	Celldex Therapeutics, Inc.(4)
Novartis Antibody-1	Autoimmune Disease	Phase I	Novartis Pharma(3)
Novartis Antibody-2	Autoimmune Disease	Phase I	Novartis Pharma(3)
Amgen Antibody-2	Undisclosed Disease	Phase I	Amgen(3)
Amgen Antibody-3	Undisclosed Disease	Phase I	Amgen(3)
FG-3019	Idiopathic Pulmonary Fibrosis; Diabetic Nephropathy; Pancreatic Cancer	Phase I	FibroGen, Inc.(3)
HGS-TR2J	Cancer	Phase I	Kirin Brewery Co., Ltd. (partnered with Human Genome Sciences)(5)
Lilly Antibody	Undisclosed Disease	Phase I	Eli Lilly(3)
MDX-1100	Ulcerative Colitis	Phase I	Wholly-owned by Medarex
MEDI-545	Lupus	Phase I	MedImmune(6)
MDX-1303	Anthrax Infection	Phase I	Co-developing with PharmAthene, Inc.(7)
MDX-1388	C. difficile Disease	Phase I	Co-developing with MBL(8)
BMS-66513	Cancer	Phase I	BMS(3)
Roche Antibody	Undisclosed	Phase I	Genmab (partnered with Roche)(2)
Undisclosed	Undisclosed	Phase I	Undisclosed
NI-0401	Autoimmune Disease	Phase I	NovImmune, Inc.(3)
Undisclosed	Cancer	Phase I	ImClone(3)

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

(7) PharmAthene is fully responsible for funding of research and development activities for MDX-1303 that are not supported by government funds.  We expect to share profits associated with this product according to a pre-agreed allocation percentage.

(8) We expect to share certain research and development costs associated with this product, as well as profits or losses associated with its commercialization, on a 50/50 basis.

Selected Preclinical Product Candidates

PRODUCT	INDICATION	CLINICAL STATUS	PARTNER
MDX-1333	Lupus	Preclinical	MedImmune(1)
MDX-1106	Cancer	Preclinical	Co-developing with Ono Pharmaceuticals Co. Ltd. (2)

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

Our Phase III pivotal trial of ipilumumab in combination with the MDX-1379 vaccine was initiated based on data from a Phase II clinical trial in which 56 patients with metastatic melanoma were treated with one of two dose regimens of ipilimumab in combination with MDX-1379.  As of November 2005, of the 29 patients treated in the high-dose treatment cohort, four patients experienced anti-tumor responses, with two patients experiencing complete responses ongoing for over 40 months, and one patient experiencing a partial response ongoing for over 43 months.  Of the 27 patients treated in the low-dose treatment cohort, three patients experienced partial responses, two of which have had ongoing responses nearing three years.  Historically, median survival after diagnosis of metastatic melanoma is six to nine months.  Our ipilimumab monotherapy registrational trial is based upon data from completed and ongoing Phase II studies in previously-treated metastatic melanoma and renal cell cancer indicating efficacy as monotherapy and adequate tolerability of ipilimumab at doses up to 10 mg/kg.  Our registrational trial of ipilimumab in combination with DTIC is based upon Phase II data in which the combination of ipilimumab and DTIC produced an overall response rate of 17% with an acceptable safety profile.

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

Ticilimumab (Anti-CTLA-4  Antibody)—Metastatic Melanoma.   Pfizer is developing ticilimumab (also known as CP-675,206), a fully human antibody generated by using transgenic mouse technology substantially similar to our HuMAb-Mouse® technology.  Pfizer’s antibody targets the immune receptor CTLA-4. According to publicly available information, a first-line Phase III clinical trial comparing ticilimumab alone to chemotherapy alone for metastatic melanoma was initiated by Pfizer in December 2005. This two-arm, randomized Phase III clinical trial is expected to enroll up to 630 patients, with a primary endpoint being overall survival. Secondary endpoints are said to include durable responses, progression-free survival at six months, objective tumor responses and duration of such responses and human anti-human antibody, or HAHA, responses.

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

AMG 714 (Anti-IL-15 Antibody)—Rheumatoid Arthritis.   AMG 714, formerly known as HuMax-IL15, is a fully human antibody that is being developed under an agreement between Genmab and Amgen and that targets Interleukin-15 (IL-15), an immune system signaling molecule that appears early in the cascade of events that ultimately leads to inflammatory disease. According to Genmab, Amgen has reforumulated AMG 714 in a different cell line, and the antibody is undergoing preclinical testing.  Amgen anticipates entering a Phase I study with the nre formulation in 2006.  In addition, a Phase II clinical trial for rheumatoid arthritis has been completed, and data from this study is expected to be presented in 2006.

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

FG-3019 (Anti-CTGF)—Idiopathic Pulmonary Fibrosis, Diabetic Nephropathy and Pancreatic Cancer.   FG-3019, being developed by FibroGen,is a fully human therapeutic antibody that targets CTGF (connective tissue growth factor).  According to publicly available sources, FG-3019 has completed a Phase I clinical trial for idiopathic pulmonary fibrosis and is also in Phase I clinical trials for the treatment of diabetic nephropathy and pancreatic cancer.

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

MDX-1303 (Anti-Anthrax Antibody)—Bacillus anthracis Infection.   MDX-1303, also known as Valortim™, is a fully human antibody that we are co-developing with PharmAthene. MDX-1303 is designed to protect against inhalation anthrax by targeting a protein component of lethal toxins produced by the Bacillus anthracis bacterium known as the anthrax protective antigen.In preclinical studies, MDX-1303 both protected against infection and, when administered some time after exposure, induced recovery and survival in animals exposed to lethal doses of inhalation anthrax spores. A dose-escalation Phase I clinical trial is underway to evaluate the safety, tolerability and pharmacokinetics of MDX-1303 in healthy adults.

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

We own registrations for the following trademarks in the listed jurisdictions: Medarex® in the U.S., the European Union, Canada, Australia and Switzerland; HuMAb-Mouse®, UltiMAb Human Antibody Development System® in the U.S., Canada and European Union; KM-Mouse® and Putting the Immune System to Work® in the U.S. and European Union; GenPharm® and Trans-Phage Technology® in the U.S.; and UltiMAb® in the European Union.

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

Item 1A.      Risk Factors

Forward Looking Information

This Annual Report contains forward-looking statements within the meaning of Sections 27A and 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans”, “forecasts”, “is likely to”, “projected” and similar expressions or future conditional verbs such as “should”, “would”, “may”, and “could” are generally forward-looking in nature and not historical facts.Forward-looking statements include, without limitation, statements in this section, and in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report regarding, among other things, uncertainties relating to our technology; history of operating losses and anticipation of future losses; uncertainty of product development; uncertainty relating to competitive products, need for additional capital and uncertainty of change; uncertainty of patent and proprietary rights; management of growth, and risks of acquiring new technologies; uncertainties related to clinical trials; government regulation and uncertainty of obtaining regulatory approval; dependence on key personnel; dependence on research collaborators and scientific advisors; uncertainty of health care reform measures and third-party reimbursement and risk of product liability. All forward-looking statements included in this Annual Report are based on information available to us as of the date hereof, and we do not assume any obligation to update any such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. Accordingly, in addition to the other information in this Annual Report, the following factors should be considered carefully. References to our products, business, financial results or financial condition should be considered to refer to us and our subsidiaries unless the context otherwise requires.

As described in the “Explanatory Note” immediately preceding Part I, Item 1, we have amended and restated our accumulated deficit as of December 31, 2005 and our net loss for the year ended December 31, 2005 in the following risk factor:

We have incurred large operating losses and we anticipate that these losses will continue.

We have incurred large operating losses and we anticipate that these losses will continue for the foreseeable future. In particular, as of December 31, 2005, we had an accumulated deficit of approximately $782.0 million. Our net loss was $148.0 million for the year ended December 31, 2005. Our losses have resulted principally from:

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

We have also added two risk factors as follows:

We are subject to an informal inquiry by the SEC and a grand jury investigation by the United States Attorney’s Office for the District of New Jersey, relating to our stock option granting practices, and such governmental inquiry and investigation may result in charges filed against us and in fines or penalties.

The SEC is conducting an informal inquiry into our historical stock option grants and practices and related accounting and disclosures.  In addition, the United States Attorney’s Office for the District of New Jersey is conducting a grand jury investigation relating to the same matters. A Special Investigation Committee of our outside directors oversaw a review of those practices.  Based on the results of the Special Investigation Committee’s review, we have restated our financial statements for the quarter ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively.

Criminal or civil charges could be filed against Medarex and we could be required to pay significant fines or penalties in connection with either or both of the inquiry and investigation.  We have incurred, and continue to incur, substantial costs related to the inquiry and investigation and the inquiry and investigation will cause a diversion of our management’s time and attention which could have a material adverse effect on our financial condition and results of operations.  Any inquiry, investigation or legal action by the SEC or the U.S. Attorney’s Office could materially harm our business, results of operations, financial position and cash flows.

We have civil litigation pending that relates to our stock option granting practices, and we cannot predict the ultimate outcome of this litigation.

In June 2006, two derivative actions were filed in New Jersey state court by shareholders purporting to act on behalf of Medarex, naming Medarex as a nominal defendant and certain current and former directors as defendants.  In November 2006 and January 2007, three additional derivative complaints were filed in the United States District Court for the District of New Jersey, containing nearly identical factual allegations concerning Medarex’s historical stock option granting practices.  The complaints allege, among other things, that certain of Medarex’s officers and directors breached their fiduciary duties to the Company and violated federal securities laws in connection with public statements made in SEC filings relating to the Company’s historical stock option granting practices and related accounting.  The complaints seek unspecified damages and equitable relief.  These actions are in their preliminary stages.  We could be required to pay significant damages in connection with this litigation.

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

In addition, we are currently working out the final SPA details with the FDA for a single-arm monotheraphy registrational study of our ipilimumab product candidate to enroll up to 150 second-line patients with metastatic melanoma previously treated with DTIC.  A Phase III pivotal study of ipilimumab in combination with MDX-1379 (a melanoma peptide vaccine based on gp100) commenced enrollment of second-line patients in September 2004 and is currently ongoing.  If the SPA for the monotheraphy study is approved by the FDA, we may reallocate patients from the Phase III combination study to the new monotheraphy study.  Any such reallocations may delay the development of the combination therapy product candidate.  Data obtained from clinical trials of our product candidates to date have been insufficient to demonstrate safety and efficacy under applicable FDA criteria. As a result, such data will not support an application for regulatory approval without further clinical trials. Clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for any of our product candidates. We expect to commence new clinical trials from time to time in the course of our business as our product development work continues. The failure of clinical trials to demonstrate safety and effectiveness for our desired indications could harm the development of that product candidate as well as other product candidates. Any change in, or termination of, our clinical trials could materially harm our business, financial condition and results of operations.

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

Item 3.                          Legal Proceedings

The following legal proceedings relating to the stock option review discussed in the Explanatory Note at the beginning of this Amended Report of Form 10-K/A and Note 18 to the consolidated financial statements set forth herein were initiated after December 31, 2005.

The SEC is conducting an informal inquiry into our stock option grants and practices and related accounting.  In addition, we have received a subpoena from the U.S. Attorney’s Office, District of New Jersey, relating to the same matters.  We could be required to pay significant fines or penalties in connection with these regulatory inquiries.

In June 2006, two derivative actions were filed in New Jersey state court by shareholders purporting to act on behalf of Medarex, naming Medarex as a nominal defendant and certain current and former directors as defendants.  In November 2006 and January 2007, three additional derivative complaints were filed in the United States District Court for the District of New Jersey, containing nearly identical factual allegations concerning Medarex’s historical stock option granting practices.  The complaints allege, among other things, that certain of Medarex’s officers and directors breached their fiduciary duties to the Company and violated federal securities laws in connection with public statements made in SEC filings relating to the Company’s historical stock option granting practices and related accounting.  The complaints seek unspecified damages and equitable relief.  These actions are in their preliminary stages.

In the ordinary course of our business, we are at times subject to various legal proceedings. Except as described above, we do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

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

Item 6.                          Selected Consolidated Financial Data

The consolidated balance sheets as of December 31, 2005 and 2004 and the consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 have been restated as set forth in this Form 10-K/A.  The data for the consolidated balance sheets as of December 31, 2003, 2002 and 2001 and the consolidated statements of operations for the years ended December 31, 2002 and 2001 have been restated to reflect the impact of stock-based compensation expense, related payroll tax liabilities and other immaterial errors related to the amortization of premiums and discounts related to marketable securities, but such restated data has not been audited and is derived from the books and records of the Company.  The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K/A to fully understand the factors that may affect the comparability of the information presented below.  The information presented below has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 18, “Restatement of Consolidated Financial Statements” in the notes to the consolidated financial statements of this Form 10-K/A.

The Company has not amended its previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for all periods up to and including September 30, 2005 affected by this restatement.  The consolidated financial statements and related financial information contained in such previously filed reports should not be relied upon.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(restated)	(restated)	(restated)	(restated)	(restated)
	(2)	(2)	(2)	(2)	(2)
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Sales	$—	$—	$25	$176	$191
Contract and license revenues	30,226	9,119	5,833	24,552	37,140
Sales, contract and license revenues from Genmab	4,067	3,355	5,316	14,751	4,973
Reimbursement of development costs	17,162	—	—	—	—
Total revenues	51,455	12,474	11,174	39,479	42,304
Costs and expenses:
Cost of sales	—	—	3	8,327	642
Research and development	136,940	123,012	97,803	84,261	43,038
General and administrative	28,969	25,259	23,840	23,727	27,702
Write-off of facility costs	—	—	—	11,294	—
Acquisition of in-process technology	8,447	5,455	6,500	16,312	—
Total costs and expenses	174,356	153,726	128,146	143,921	71,382
Operating loss	(122,901)	(141,252)	(116,972)	(104,442)	(29,078)
Equity in net loss of affiliate	(6,323)	(19,791)	(14,997)	(50,625)	(7,334)
Interest and dividend income	14,740	9,228	11,301	15,448	24,293
Impairment loss on investments in partners	(33,347)	(7,309)	(1,400)	(11,886)	—
Interest expense	(4,233)	(12,845)	(11,777)	(9,065)	(4,615)
Minority interest — Celldex	4,410	—	—	—	—
Debt conversion expense	—	(10,151)	—	—	—
Net loss on extinguishment of debt	—	(4,241)	—	—	—
Gain on disposition of Genmab stock	—	—	—	—	1,442
Loss before provision for income taxes	(147,654)	(186,361)	(133,845)	(160,570)	(15,292)
Provision for income taxes	358	31	69	103	600
Loss before cumulative effect of change in accounting principle	(148,012)	(186,392)	(133,914)	(160,673)	(15,892)
Cumulative effect of change in accounting principle	—	—	(830)	—	—
Net loss	$(148,012)	$(186,392)	$(134,744)	$(160,673)	$(15,892)
Basic and diluted net loss per share(1):
Loss before cumulative effect of change in accounting principle	$(1.34)	$(2.29)	$(1.71)	$(2. 14)	$(0.21)
Cumulative effect of change in accounting principle	—	—	(0.01)	—	—
Net loss	$(1.34)	$(2.29)	$(1.72)	$(2.14)	$(0.21)
Weighted average common shares outstanding(1)
—basic and diluted	110,309	81,494	78,314	75,231	73,937

	December 31,
	2005	2004	2003	2002	2001
	(restated)	(restated)	(restated)	(restated)	(restated)
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$351,307	$374,507	$358,458	$350,046	$466,952
Working capital	327,733	339,956	349,389	338,499	446,399
Total assets	486,876	549,345	557,726	549,051	720,427
Long term convertible debt	150,000	296,986	300,000	175,000	175,000
Cash dividends declared per common share	—	—	—	—	—
Accumulated deficit	(781,953)	(633,941)	(447,549)	(312,805)	(152,132)
Total shareholders’ equity	159,245	106,235	232,963	351,162	481,635

(1)             Computed on the basis described in Note 2 to the Consolidated Financial Statements.

(2)             See “Explanatory Note” immediately preceding Part I, Item 1 and Note 18, “Restatement of Consolidated Financial Statements”.

The impact of the restatement and a comparison to the amounts originally reported as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 are detailed in the table below:

	Year Ended December 31, 2005
	(in thousands, except per share data)
	As Reported	Adjustments	As Restated
Statement of Operations Data:
Contract and license revenues	$30,226		$30,226
Contract and license revenues from Genmab	4,067		4,067
Reimbursement of development costs	17,162		17,162
Total revenues	51,455		51,455
Costs and expenses:
Research and development	135,847	$1,093	136,940
General and administrative	28,054	915	28,969
Acquisition of in-process technology	8,447		8,447
Total costs and expenses	172,348	2,008	174,356
Operating loss	(120,893)	(2,008)	(122,901)
Equity in net loss of affiliate	(6,323)		(6,323)
Interest and dividend income	14,740		14,740
Impairment loss on investments in partners	(33,347)		(33,347)
Interest expense	(4,233)		(4,233)
Minority interest — Celldex	4,410		4,410
Loss before provision for income taxes	(145,646)	(2,008)	(147,654)
Provision for income taxes	358		358
Net loss	$(146,004)	$(2,008)	$(148,012)

Basic and diluted net loss per share:	$(1.32)	$(0.02)	$(1.34)
Weighted average common shares outstanding
—basic and diluted	110,309		110,309

	December 31, 2005
	(in thousands)
	As Reported	Adjustments	As Restated
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$351,307		$351,307
Working capital	328,045	(312)	327,733
Total assets	486,876		486,876
Long term convertible debt	150,000		150,000
Cash dividends declared per common share	—		—
Accumulated deficit	(779,945)	(2,008)	(781,953)
Total shareholders’ equity	159,557	(312)	159,245

	Year Ended December 31, 2004
	(in thousands, except per share data)
	As Reported	Adjustments	As Restated

Contract and license revenues	$9,119		$9,119
Contract and license revenues from Genmab	3,355		3,355
Total revenues	12,474		12,474
Costs and expenses:
Research and development	122,007	$1,005	123,012
General and administrative	24,314	945	25,259
Acquisition of in-process technology	5,455		5,455
Total costs and expenses	151,776	1,950	153,726
Operating loss	(139,302)	(1,950)	(141,252)
Equity in net loss of affiliate	(19,791)		(19,791)
Interest and dividend income	7,161	2,067	9,228
Impairment loss on investments in partners	(7,309)		(7,309)
Interest expense	(12,845)		(12,845)
Debt conversion expense	(10,151)		(10,151)
Net loss on extinguishment of debt	(4,241)		(4,241)
Loss before provision for income taxes	(186,478)	117	(186,361)
Provision for income taxes	31		31
Net loss	$(186,509)	$117	$(186,392)

Basic and diluted net loss per share:	$(2.29)	$(0.00)	$(2.29)
Weighted average common shares outstanding
—basic and diluted	81,494		81,494

	December 31, 2004
	(in thousands)
	As Reported	Adjustments	As Restated
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$374,507		$374,507
Working capital	340,062	(106)	339,956
Total assets	549,345		549,345
Long term convertible debt	296,986		296,986
Cash dividends declared per common share	—		—
Accumulated deficit	(634,058)	117	(633,941)
Total shareholders’ equity	106,341	(106)	106,235

	Year Ended December 31, 2003
	(in thousands, except per share data)
	As Reported	Adjustments	As Restated

Sales	$25		$25
Contract and license revenues	5,833		5,833
Contract and license revenues from Genmab	5,316		5,316
Total revenues	11,174		11,174
Costs and expenses:
Cost of sales	3		3
Research and development	95,459	$2,344	97,803
General and administrative	21,727	2,113	23,840
Acquisition of in-process technology	6,500		6,500
Total costs and expenses	123,689	4,457	128,146
Operating loss	(112,515)	(4,457)	(116,972)
Equity in net loss of affiliate	(14,997)		(14,997)
Interest and dividend income	12,311	(1,010)	11,301
Impairment loss on investments in partners	(1,400)		(1,400)
Interest expense	(11,777)		(11,777)
Loss before provision for income taxes	(128,378)	(5,467)	(133,845)
Provision for income taxes	69		69
Loss before cumulative effect of change in accounting principle	(128,447)	(5,467)	(133,914)
Cumulative effect if change in accounting principle	(830)		(830)
Net loss	$(129,277)	$(5,467)	$(134,744)
Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(1.64)	$(0.07)	$(1.71)
Cumulative effect of change in accounting principle	(0.01)	—	(0.01)
Net loss	$(1.65)	$(0.07)	$(1.72)
Weighted average common shares outstanding
—basic and diluted	78,314		78,314

	December 31, 2003
	(in thousands)
	As Reported	Adjustments	As Restated
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$358,458		$358,458
Working capital	349,456	(67)	349,389
Total assets	557,726		557,726
Long term convertible debt	300,000		300,000
Cash dividends declared per common share	—		—
Accumulated deficit	(442,082)	(5,467)	(447,549)
Total shareholders’ equity	233,030	(67)	232,963

	Year Ended December 31, 2002
	(in thousands, except per share data)
Statement of Operations Data:	As Reported	Adjustments	As Restated

Sales	$176		$176
Contract and license revenues	24,552		24,552
Contract and license revenues from Genmab	14,751		14,751
Total revenues	39,479		39,479
Costs and expenses:
Cost of sales	8,327		8,327
Research and development	82,626	$1,635	84,261
General and administrative	22,852	875	23,727
Write-off of facility costs	11,294		11,294
Acquisition of in-process technology	16,312		16,312
Total costs and expenses	141,411	2,510	143,921
Operating loss	(101,932)	(2,510)	(104,442)
Equity in net loss of affiliate	(50,625)		(50,625)
Interest and dividend income	16,070	(622)	15,448
Impairment loss on investments in partners	(11,886)		(11,886)
Interest expense	(9,065)		(9,065)
Loss before provision for income taxes	(157,438)	(3,132)	(160,570)
Provision for income taxes	103		103
Net loss	$(157,541)	$(3,132)	$(160,673)

Basic and diluted net loss per share:	$(2.09)	$(0.04)	$(2.14)
Weighted average common shares outstanding
—basic and diluted	75,231		75,231

	December 31, 2002
	(in thousands)
Balance Sheet Data:	As Reported	Adjustments	As Restated

Cash, cash equivalents and marketable securities	$350,046		$350,046
Working capital	338,553	(54)	338,499
Total assets	549,051		549,051
Long term convertible debt	175,000		175,000
Cash dividends declared per common share	—		—
Accumulated deficit	(309,673)	(3,132)	(312,805)
Total shareholders’ equity	351,216	(54)	351,162

	Year Ended December 31, 2001
	(in thousands, except per share data)
Statement of Operations Data:	As Reported	Adjustments	As Restated

Sales	$191		$191
Contract and license revenues	37,140		37,140
Contract and license revenues from Genmab	4,973		4,973
Total revenues	42,304		42,304
Costs and expenses:
Cost of sales	642		642
Research and development	38,626	$4,412	43,038
General and administrative	19,344	8,358	27,702
Total costs and expenses	58,612	12,770	71,382
Operating loss	(16,308)	(12,770)	(29,078)
Equity in net loss of affiliate	(7,334)		(7,334)
Interest and dividend income	24,728	(435)	24,293
Interest expense	(4,615)		(4,615)
Gain on disposition of Genmab stock	1,442		1,442
Loss before provision for income taxes	(2,087)	(13,205)	(15,292)
Provision for income taxes	600		600
Net loss	$(2,687)	$(13,205)	$(15,892)

Basic and diluted net loss per share:	$(0.04)	$(0.18)	$(0.21)
Weighted average common shares outstanding
—basic and diluted	73,937		73,937

	December 31, 2001
	(in thousands)
Balance Sheet Data:	As Reported	Adjustments	As Restated

Cash, cash equivalents and marketable securities	$466,952		$466,952
Working capital	446,560	(161)	446,399
Total assets	720,427		720,427
Long term convertible debt	175,000		175,000
Cash dividends declared per common share	—		—
Accumulated deficit	(138,927)	(13,205)	(152,132)
Total shareholders’ equity	481,796	(161)	481,635

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

The discussion and analysis set forth in this Item 7 has been amended to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 18, “Restatement of Consolidated Financial Statements” in the notes to the consolidated financial statements of this Form 10-K/A.  The impact of the adjustments for the years ended December 31, 2005, 2004 and 2003 was to increase (decrease) net loss by approximately $2.0 million, $(0.1) million and $5.5 million, respectively.   The impact of these adjustments was not significant to the Company’s operating results, trends, or liquidity for the annual or quarterly periods in 2005, 2004 or 2003.

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

We have a history of operating losses and may not achieve profitability. As of December 31, 2005, we had an accumulated deficit of approximately $782.0 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our potential products, invest in research, move forward with our product development and prepare to commercialize our product(s). Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional potential product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our products progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or delay, reduce or eliminate certain of our research and development programs.

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

Stock Based Compensation

We sponsor an equity incentive plan pursuant to which incentive stock options, non-qualified stock options and stock awards are granted to eligible employees.  Through December 31, 2005, we followed the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and accordingly, accounted for equity awards under this plan pursuant to the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related Interpretations, as permitted by SFAS No. 123.  Under APB No. 25, compensation expense was recognized relating to any equity awards where, at the measurement date, there was intrinsic value.  Stock-based compensation expense is recognized ratably over the vesting period. Prior to September 2001, the Company’s stock options had a vesting period of 1 year or less.  Beginning in September 2001, the Company changed the vesting period for employee stock option grants to 4 years.  We record stock-based compensation expense in the line items of the statements of operations based on the function of the grant recipient.  Additionally, no compensation expense was recorded in the consolidated financial statements for shares purchased by employees under our Employee Stock Purchase Plan (“ESPP”) (pursuant to which employees are able to purchase shares of our common stock at a price equal to the lower of 85% of the fair market value of a share of common stock (i) on July 1, 2004 or (ii) at the end of each six month purchase period) as the ESPP was considered to be non-compensatory under APB No. 25.

In connection with the preparation of our restated consolidated financial statements, there were certain instances from 1996 through 2002 where documentation to support what the measurement date should have been was not available.  In these instances, we had a narrow range of dates from which to form a reasonable conclusion as to the most likely point in which the terms of the equity awards were known with finality.  Under APB No. 25, the accounting measurement date is the date that both the quantity of equity awards and the exercise price of such equity awards are known with finality.

Officers Annual Equity Awards

For this restatement, we determined the measurement date by determining when the information necessary to complete a grant was determinable. Our historical pricing practice for officer annual awards through July 2002 was to select the lowest stock price during the month of the award from which to price the award.  In these instances, both the price and the quantity of the awards to officers were determinable with finality by the end of the month and therefore the last business day of the month of grant was used as the accounting measurement date.  Total stock-based compensation expense for officer annual equity awards granted during the period from 1996 through July 2002 was approximately $8.9 million.  If other dates in the period between the end of the month and the preparation of the Unanimous Written Consent (“UWC”) had been used as the measurement date, the total stock-based compensation would have ranged from $5.5 million to $13.6 million.

Rank and File Employee Annual Equity Awards

Our process for granting annual equity awards to Rank and File employees was inconsistent in that the point in time the total approved pool of options was allocated to individual Rank and File employees in its final form varied from year to year. In these instances, we were required to provide a reasonable estimate of when the allocation of the approved pool of equity awards to individual employees was finalized.  The accounting measurement date used assumed that, on the dates the UWCs were created, both the exercise price of the equity awards and the final allocation of equity awards to individual employees was known with finality.  The Company identified no evidence suggesting that the allocation of equity awards changed after the UWCs were created for equity awards granted through July 2002, however, it is at least reasonably possible that the allocations could have been finalized prior to the UWC creation date.  The investigation indicated that the Company’s past practice was that UWCs were not created until allocation of the total pool had been finalized.  Information obtained in the investigation indicated that the allocation of the total pool could have been finalized up to five days prior to the creation of the UWCs in certain cases.  Total stock-based compensation expense for rank and file annual equity awards granted during the period from 1996 through July 2002 was approximately $16.1 million. Had the allocation of the total pool of options been finalized up to five days prior to the creation of the UWCs, the total stock-based compensation expense could have ranged from $9.7 million to $16.6 million.

Director Equity Awards

There was no specific pattern regarding equity awards to directors except that each non-executive director received an equity award when he/she joined the Company’s Board of Directors.  In certain circumstances, certain directors received annual equity awards on the date of the Company’s Annual Meeting of Shareholders in connection with previously agreed upon arrangements.  There were four designated grant dates in which stock options were granted to directors when the stock price was the lowest during the month in which the designated grant occurred.  Two of the four grants were issued at the same time as the officer annual awards described above.  Total stock-based compensation expense for these two director equity awards granted during the period from 1996 through July 2002 was approximately $0.5 million.  If other dates in the period between the end of the month and the preparation of the UWC had been used as the measurement date, the total stock-based compensation could have ranged from $0.4 million to $0.5 million.  There are no significant estimates associated with the other two director equity awards.

There are no estimates related to our new hire awards since both the exercise price and the quantity were determinable as of the first day of employment in all but one case.  In this instance, the grant date was the stated effective date of the officer’s employment agreement which preceded the officer’s first day of employment.  Since the controlling accounting literature at the time required compensation cost to be measured as of the officer’s first day of employment, we determined that approximately $5.1 million of stock-based compensation expense should have been measured on the date employment began by the officer.

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

Research and Development Expenses

Research and development expenses for our products in development were $136.9 million, $123.0 million and $97.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Research and development expenses in 2005 increased by $13.9 million, or 11% as compared to 2004 and research and development expenses in 2004 increased by $25.2 million, or 26% as compared to 2003. Historically, due to the limited number of our product candidates in clinical trials, we have not accounted for our research and development expenses on a project-by-project basis. We track our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Year Ended December 31,
	2005	2004	2003
Research	$46,568	$53,616	$38,269
Product Development	90,372	69,396	59,534
Total	$136,940	$123,012	$97,803

Research Costs

Research costs in 2005 decreased by $7.0 million, or 13% as compared to 2004. Research costs in 2004 increased by $15.3 million, or 40% as compared to 2003. The changes in research costs primarily relate to the following.

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

Product Development Costs

Product development costs in 2005 increased by $21.0 million, or 30% as compared to 2004. Product development costs in 2004 increased by $9.9 million, or 17% as compared to 2003. The increases in product development costs primarily relate to the following:

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

•       the length of time required to recruit qualified patients for clinical trials

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $29.0 million, $25.3 million and $23.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.  General and administrative expenses increased by $3.7 million in 2005, or 15% as compared to 2004. The 2005 increase was primarily attributable to the operations of Celldex Therapeutics, Inc., or Celldex, including the write-off of deferred offering costs (legal, accounting and printing) of $1.9 million.  Such costs were written off in 2005 as a result of Celldex terminating its initial public offering and withdrawing its registration statement with the Securities and Exchange Commission due to unfavorable market conditions.  General and administrative expenses increased by $1.4 million in 2004, or 6% as compared to 2003. The 2004 increase is primarily attributable to increased personnel costs of $1.1 million, and increased legal fees of $1.0 million primarily as a result of the completion of the negotiation and execution of a series of agreements with Pfizer and our collaboration and license agreement with BMS offset, in part, by decreased non-cash stock based compensation of $1.2 million. General and administrative expenses are expected to increase in the future as our product candidates are developed and we expand our business activities.

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

Interest, Dividend Income and Realized Gains

Interest, dividend income and realized gains consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest, dividend income and realized gains was $14.7 million, $9.2 million and $11.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Interest, dividend income and realized gains in 2005 increased by $5.5 million, or 60% as compared to 2004.  Included in interest, dividend income and realized gains for the year ended December 31, 2005 is a gain on the sale of common stock of one of our partners of approximately $3.3 million and included in interest, dividend income and realized gains for the year ended December 31, 2004 is a gain on the sale of common stock of one of our partners of approximately $1.7 million.  Excluding the impact of these gains, interest and dividend income in 2005 would have increased by $3.9 million.  This increase primarily relates a higher average balance and higher returns on our investment portfolio as well as decreased amortization of premiums on debt securities. Interest and dividend income in 2004 decreased by $3.7 million, or 33% (excluding the $1.7 million gain discussed above) as compared to 2003. This decrease primarily relates to lower returns on our investment portfolio as well as increased amortization of premiums on debt securities. We anticipate lower interest and dividend income in the future as we continue to fund our operations and capital expenditures from our cash reserves.

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

Other Liquidity Matters

As of December 31, 2005, we had federal net operating loss (NOL) carryforwards of approximately $462.2 million. These NOL carryforwards will expire in the years 2006-2025 (as more fully described in Note 5 to the consolidated financial statements), if not utilized. During 2000 we determined that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred during 1998. The effect of this ownership change was the imposition of a $3.2 million annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of some NOL carryforwards before they become available for utilization. At December 31, 2005 the amount of NOL subject to the limitation was $43.1 million and the amount not subject to limitation was $419.1 million.

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

Item 8.                          Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Medarex, Inc.

We have audited the accompanying consolidated balance sheets of Medarex, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Genmab A/S (a corporation in which the Company has an 22% interest at December 31, 2004), have been audited by other auditors whose report for December 31, 2004 and the two year period then ended has been furnished to us, and our opinion on the 2004 and 2003 consolidated financial statements, insofar as it relates to the amounts included for Genmab A/S, is based solely on the report of the other auditors.  In the consolidated financial statements, the Company’s investment in Genmab A/S represents 0.3% of total assets as of December 31, 2004, and the Company’s equity in the net loss of Genmab A/S represents 10% in 2004 and 12% in 2003 of pre-tax loss.

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

As discussed in Note 18, the consolidated financial statements have been restated.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medarex, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2006, except for Note 18 as to which the date is February 2, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
MetroPark, New Jersey
March 3, 2006, except for Note 18
as to which the date is
February 2, 2007

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31
	2005	2004
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$90,602	$64,843
Marketable securities	260,705	309,664
Segregated securities	—	12,301
Prepaid expenses and other current assets	31,608	6,708
Total current assets	382,915	393,516

Property, buildings and equipment:
Land	6,795	6,795
Buildings and leasehold improvements	82,338	77,995
Machinery and equipment	54,130	45,898
Furniture and fixtures	4,553	4,290
	147,816	134,978
Less accumulated depreciation and amortization	(61,832)	(45,098)
	85,984	89,880

Investment in Genmab	3,255	1,657
Investment in IDM	—	41,206
Investments in, and advances to, other partners	6,400	10,482
Segregated securities	2,033	1,700
Other assets	6,289	10,904
Total assets	486,876	549,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	4,939	4,998
Accrued liabilities	29,371	33,302
Deferred contract revenue - current	20,872	15,260
Total current liabilities	55,182	53,560

Deferred contract revenue - long-term	106,827	86,691
Other long-term liabilities	4,032	5,873
4.25% Convertible senior notes due August 15, 2010	—	146,986
2.25% Convertible senior notes due May 15, 2011	150,000	150,000
Minority interest	11,590	—

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 111,773,230 shares issued and 111,687,930 outstanding at December 31, 2005 and 85,865,333 shares issued and 85,673,693 shares outstanding at December 31, 2004	1,118	859
Capital in excess of par value	943,245	732,778
Treasury stock, at cost 85,300 shares in 2005 and 191,640 shares in 2004	(215)	(482)
Deferred compensation	(599)	372
Accumulated other comprehensive income	(2,351)	6,649
Accumulated deficit	(781,953)	(633,941)
Total shareholders’ equity	159,245	106,235
Total liabilities and shareholders’ equity	$486,876	$549,345

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Year Ended December 31
	2005	2004	2003

Sales	$—	$—	$25
Contract and license revenues	30,226	9,119	5,833
Contract and license revenues from Genmab	4,067	3,355	5,316
Reimbursement of development costs	17,162	—	—
Total revenues	51,455	12,474	11,174

Costs and expenses:
Cost of sales	—	—	3
Research and development	136,940	123,012	97,803
General and administrative	28,969	25,259	23,840
Acquisition of in-process technology	8,447	5,455	6,500
Total costs and expenses	174,356	153,726	128,146
Operating loss	(122,901)	(141,252)	(116,972)

Equity in net loss of affiliate	(6,323)	(19,791)	(14,997)
Interest, dividend income and realized gains	14,740	9,228	11,301
Impairment loss on investments in partners	(33,347)	(7,309)	(1,400)
Interest expense	(4,233)	(12,845)	(11,777)
Minority interest - Celldex	4,410	—	—
Debt conversion expense	—	(10,151)	—
Net loss on extinguishment of debt	—	(4,241)	—
Pre tax loss	(147,654)	(186,361)	(133,845)
Provision for income taxes	358	31	69
Loss before cumulative effect of change in accounting principle	(148,012)	(186,392)	(133,914)
Cumulative effect of change in accounting principle	—	—	(830)
Net loss	$(148,012)	$(186,392)	$(134,744)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(1.34)	$(2.29)	$(1.71)
Cumulative effect of change in accounting principle	—	—	(0.01)
Net loss	$(1.34)	$(2.29)	$(1.72)

Weighted average number of common shares outstanding - basic and diluted	110,309	81,494	78,314

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Capital in	Treasury Stock			Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Number of Shares	Amount	Excess of par Value	Number of Shares	Amount	Deferred Compensation
			(restated)				(restated)	(restated)	(restated)
Balance at December 31, 2002 (previously reported)	77,725,376	$777	$630,279	(795,392)	$(2,001)	$1,311	$5,380	$(283,603)	$352,143
Adjustments to opening shareholders’ equity	—		27,164				1,057	(29,202)	(981)
Balance at December 31, 2002 (restated)	77,725,376	777	657,443	(795,392)	(2,001)	1,311	6,437	(312,805)	351,162

Issuance of common stock for exercise of options and stock-based compensation	441,397	4	5,857			442			6,303
Withdrawal from executive deferred compensation plan				301,876	759	(759)			—
Issuance of common stock for asset acquisition and license agreements, net	1,158,352	12	7,088						7,100

Issuance of common stock under the employee stock purchase plan	175,955	2	950						952
Net loss								(134,744)	(134,744)
Other comprehensive income (loss) foreign currency translation adjustment							2,766		2,766
Unrealized loss on securities							(576)		(576)
Comprehensive loss									(132,554)
Balance at December 31, 2003 (restated)	79,501,080	795	671,338	(493,516)	(1,242)	994	8,627	(447,549)	232,963

Issuance of common stock for exercise of options and stock based compensation	201,450	2	2,712			138			2,852
Stock based compensation - Celldex			254						254
Issuance of vested restricted stock units under deferred compensation plan			722						722
Withdrawal from executive deferred compensation plan				301,876	760	(760)			—
Issuance of common stock as partial consideration for acquisition of Ability Biomedical	731,823	7	4,274						4,281
Issuance of common stock in connection with license agreements, net	426,547	5	2,556						2,561
Issuance of common stock under the employee stock purchase plan	176,625	2	1,067						1,069
Issuance of common stock in connection with Pfizer collaboration	4,827,808	48	29,952						30,000
Premium associated with convertible notes exchange			10,154						10,154
Appreciation of equity method investee			9,748						9,748
Net loss								(186,392)	(186,392)

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Capital in	Treasury Stock			Accumulated
	Number of shares	Amount	excess of par value	Number of shares	Amount	Deferred Compensation	Other Comprehensive Income (Loss)	Accumulated deficit	Total shareholders’ equity
			(restated)				(restated)	(restated)	(restated)
Other comprehensive income (loss) -foreign currency translation adjustment							724		724
Unrealized loss on securities							(2,702)		(2,702)
Comprehensive loss									(188,370)
Balance at December 31, 2004 (restated)	85,865,333	859	732,778	(191,640)	(482)	372	6,649	(633,941)	106,235

Issuance of common stock for exercise of options and stock based compensation	919,067	9	6,322			(94)			6,237
Stock based compensation - Celldex			898			(610)			288
Issuance of vested restricted stock units under deferred compensation plan			1,246						1,246
Withdrawal from executive deferred compensation plan				106,340	267	(267)			—
Issuance of common stock in connection with collaboration agreements, net	2,879,223	29	24,971						25,000
Issuance of common stock in connection with the redemption of convertible note	21,875,353	219	143,564						143,783
Issuance of common stock under the employee stock purchase plan	234,254	2	1,427						1,429
Appreciation of equity method investee			8,039						8,039
Subsidiary stock issuance			24,000						24,000
Net loss								(148,012)	(148,012)

Other comprehensive income (loss) - foreign currency translation adjustment							(610)		(610)
Unrealized loss on securities							(8,390)		(8,390)
Comprehensive loss									(157,011)
Balance at December 31, 2005 (restated)	111,773,230	$1,118	$943,245	(85,300)	$(215)	$(599)	$(2,351)	$(781,953)	$159,245

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2005	2004	2003
	(restated)	(restated)	(restated)
Operating activities:
Net loss	$(148,012)	$(186,392)	$(134,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	—	830
Depreciation	12,737	12,020	10,650
Amortization	5,627	6,847	5,623
Loss on sale of equipment	—	105	—
Stock options and awards to employees	1,890	3,047	5,163
Write-off of deferred offering costs - Celldex	978	—	—
Non cash revenue - Genmab	—	(1,166)	(834)
Licenses fees paid with stock	—	2,560	—
Acquisition of in-process technology	8,447	5,455	6,100
Equity in net loss of Genmab	6,323	19,791	14,997
Impairment losses on investments in partners and other assets	36,120	7,309	1,400
Gain on exchange of convertible debt	—	(325)	—
Loss on redemption convertible debt	—	4,566	—
Gain on sale of partners’ stock	(3,315)	(1,664)	(1,530)
Minority interest - Celldex	(4,410)	—	—
Changes in operating assets and liabilities
Other current assets	(24,900)	(458)	3,799
Trade accounts payable	(59)	2,801	(489)
Accrued liabilities	(6,088)	20,875	281
Deferred contract revenue	25,748	98,649	(497)
Net cash used in operating activities	(88,914)	(5,980)	(89,251)

Investing activities:
Purchase of property and equipment	(9,312)	(9,074)	(8,890)
Proceeds from sale of land and equipment	—	600	—
Increase in investments and advances to affiliates and partners	—	(581)	(1,000)
Decrease (increase) in segregated cash	—	3,195	(15,896)
Investment in Lorantis, net of acquired cash	29,742	—	—
Investment in Alteris, net of acquired cash	(2,208)	—	—
Purchase of marketable securities	(56,108)	(270,500)	(121,191)
Sales and maturities of marketable securities	121,999	242,573	124,407
Net cash provided by (used in) investing activities	84,113	(33,787)	(22,570)

Financing activities:
Cash received from sales of securities and exercise of stock options, net	31,061	31,850	2,091
Proceeds from sale of convertible subordinated notes, net	—	145,217	121,239
Repurchase of 4.50% convertible notes	—	(144,585)	—
Deferred offering costs - Celldex	—	(692)	—
Debt exchange costs	—	(100)	—
Principal payments under capital lease obligations	(9)	(78)	(323)
Net cash provided by financing activities	31,052	31,612	123,007
Effect of exchange rate differences on cash and cash equivalents	(492)	—	—
Net increase (decrease) in cash and cash equivalents	25,759	(8,155)	11,186
Cash and cash equivalents at beginning of period	64,843	72,998	61,812
Cash and cash equivalents at end of period	$90,602	$64,843	$72,998

Non-cash investing and financing activities:
Issuance of common stock for intangible assets	$—	$—	$7,100

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$365	$3	$108
Interest	$5,717	$10,789	$11,841

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

The Company has restated its results for the years 1996 through 2002 as an adjustment to its beginning accumulated deficit as of January 1, 2003 and has restated its consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 to correct errors related to stock-based compensation not previously recorded for certain stock option grants (see Note 18) and other immaterial errors related to the amortization of premiums and discounts related to its marketable securities.

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

	Year ended December 31
	2005	2004	2003
	(restated)	(restated)	(restated)
Net loss, as reported	$(148,012)	$(186,392)	$(134,744)
Add: Non-cash employee compensation	1,890	3,047	5,163
Deduct: Total stock-based employee compensation expense determined under fair value method	(17,437)	(17,204)	(13,902)
Pro forma net loss	$(163,559)	$(200,549)	$(143,483)
Loss per share:
Basic and diluted, as reported	$(1.34)	$(2.29)	$(1.72)
Basic and diluted, pro forma	$(1.48)	$(2.46)	$(1.83)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Expected dividend yield	0%	0%	0%
Expected stock price volatility	99.1%	55.0%	64.0%
Risk-free interest rate	4.29%	3.60%	2.75%
Expected life of options	6.25 years	5 years	5 years

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

Net Loss Per Share

Basic and diluted net loss per share are calculated in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per share is based upon the number of weighted average shares of common stock outstanding. Diluted net loss per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options as well as the assumed conversion of convertible senior notes. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for all years presented, as their effect is antidilutive.  A summary of such potentially dilutive securities is as follows:

	Year ended December 31
	2005	2004	2003
Convertible notes	10,936,935	29,161,546	13,818,457
Stock options	16,803,728	14,245,187	11,629,594
	27,740,663	43,406,733	25,448,051

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

Impact of Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company had elected to follow the disclosure only provisions of Statement No. 123 and, accordingly, continues to account for share-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense is only disclosed in the footnotes to the financial statements. The Company is required to adopt Statement No. 123(R) beginning January 1, 2006.  The Company selected the Black-Scholes option valuation method and the modified prospective transition method available under Statement 123(R). Although the Company has not yet determined the final impact of Statement 123(R), the Company believes the non-cash expense for 2006 related to Statement 123(R) will be in the range of $17.0 million to $18.0 million.

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

4.   Balance Sheet Detail

Other current assets consist of the following as of December 31:

	2005	2004
Interest and dividends receivable	$1,893	$2,198
Employee receivables	520	488
Prepaid insurance	2,067	2,011
Receivables from partners	22,416	915
Other	4,712	1,096
	$31,608	$6,708

Other assets consist of the following as of December 31:

	2005	2004
Deferred debt issuance costs, net of accumulated amortization of $1,111 in 2005 and $1,249 in 2004	$3,586	$7,477
Patents, net of accumulated amortization of $3,571 in 2005 and $2,651 in 2004	1,436	2,356
Acquired workforce, net of accumulated amortization of $705 in 2005 and $612 in 2004	—	93
Deferred offering costs—Celldex	—	978
Acquired technology—Celldex, net of accumulated amortization of $29 in 2005	1,267	—
	$6,289	$10,904

Accrued liabilities consist of the following as of December 31:

	2005	2004
	(restated)	(restated)
Accrued convertible debt redemption expense	$—	$10,151
Accrued construction and equipment costs	312	330
Accrued interest	450	2,793
Accrued compensation	8,206	7,056
Accrued contract manufacturing	28	1,984
Accrued license and royalty fees	3,143	6,313
Accrued professional fees	2,993	1,280
Due to Essex Chemical Corp.	667	667
Accrued clinical trial expenses	2,917	928
Accrued partner reimbursements	6,439	—
Other	4,216	1,800
	$29,371	$33,302

5.   Taxes

The provision (benefit) for income taxes is as follows:

	Year ended December 31
	2005	2004	2003
Federal
Current	$—	$—	$—
Deferred	—	—	—
Total federal	—	—	—
State
Current	333	21	34
Deferred	—	—	—
Total state	333	21	34
Foreign
Current	25	10	35
Deferred	—	—	—
Total foreign	25	10	35
Total	$358	$31	$69

The current foreign tax provision relates to foreign withholding taxes. The current state tax provision is attributable to the New Jersey alternate minimum tax assessment.

A reconciliation of the provision for income taxes and the amount computed by applying the federal income rate of 34% to loss before provision for income tax is as follows:

	Year ended December 31
	2005	2004	2003
	(restated)	(restated)	(restated)
Computed at statutory rate	$(50,202)	$(63,363)	$(45,507)
State income taxes, net of federal tax effect	(8,594)	(10,832)	(7,733)
Minority interest — Celldex	(1,477)	—	—
In-process technology	359	1,836	—
Loss of foreign subsidiary	770	64	24
Foreign withholding taxes	17	7	23
Research and development credit carryforward benefit	(3,068)	(2,922)	(2,876)
Other	51	54	74
Other change in deferred tax valuation reserve	62,502	75,187	56,064
	$358	$31	$69

The components of deferred tax assets and liabilities consist of the following as of December 31:

	2005	2004
	(restated)	(restated)
Deferred tax assets:
Net operating loss carryforwards	$180,029	$174,059
Stock-based compensation	11,701	11,249
Accrued compensation	25	1,196
Research and development capitalized for tax purposes	4,217	4,217
Deferred revenue	38,835	116
Research credits	12,656	10,505
Impairment loss on investments	42,546	25,615
License fees capitalized for tax purposes	6,265	6,117
In-process technology capitalized for tax purposes	11,269	9,671
Accrued debt “make-whole” payment	—	4,059
Accrued royalty	2,692	814
Cumulative effect—asset retirement obligation	332	332
Other	1,896	856
	312,463	248,806
Deferred tax asset valuation allowance	(312,463)	(248,806)
Net deferred tax assets	$—	$—

At December 31, 2005, approximately $28.5 million of gross deferred tax assets related to net operating loss (“NOL”) carryforwards representing tax benefits associated with the exercise of non-qualified stock options and the disqualifying disposition of stock acquired with incentive stock options. Such benefits, when realized, are credited to additional paid-in capital.

At December 31, 2005, the Company had federal NOL carryforwards of approximately $462.2 million. The NOL carryforwards expire in 2006 ($0.8 million), 2007 ($4.0 million), 2008 ($5.5 million), 2009 ($7.6 million), 2010 ($6.4 million), 2011 ($7.0 million), 2012 ($9.6 million), 2018 ($20.9 million), 2019 ($3.0 million), 2020 ($37.5 million), 2021 ($19.2 million), 2022 ($87.6 million), 2023 ($109.8 million), 2024 ($94.4 million) and 2025 ($48.9 million). The Company determined that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred during 1998. The effect of the ownership change is the imposition of a $3.2 million annual limitation on the use of NOL carryforwards attributable to periods before the change. At December 31, 2005, the amount of NOL subject to the limitation was $43.1 million and the amount not subject to limitation was $419.1 million.

The Company had federal research tax credit carryforwards at December 31, 2005 of approximately $11.7 million which expire between 2006 and 2025. As a result of the 1998 ownership change under Section 382, the use of approximately $1.4 million of these carryforwards is subject to limitation.

At December 31, 2005, the Company had state NOL carryforwards of approximately $304.3 million. These NOL carryforwards will expire in varying amounts between 2006 and 2014.

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
	Weighted			Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	14,245,187	$7.84	11,629,594	$8.32	9,935,072	$13.64
Granted	3,888,462	9.78	3,141,325	5.80	5,018,019	6.43
Exercised	(919,067)	(4.88)	(201,450)	(3.88)	(451,897)	(2.52)
Canceled	(410,854)	(7.05)	(324,282)	(7.53)	(2,871,600)	(24.25)
Outstanding at end of year	16,803,728	8.47	14,245,187	7.84	11,629,594	8.32
Exercisable at end of year	9,534,573	8.82	7,372,351	9.21	5,093,394	10.04
Weighted average fair value of options granted during the year		$7.95		$2.99		$3.63

Stock options outstanding at December 31, 2005 are summarized as follows:

	Outstanding	Weighted Average	Weighted	Exercisable	Weighted
	Options at	Remaining	Average	Options at	Average
Range of Exercise Price	December 31, 2005	Contractual Life	Exercise Price	December 31, 2005	Exercise Price
$1.47 to $5.61	4,580,127	6.55	$4.01	2,826,842	$4.05
$5.70 to $6.37	3,266,949	6.94	6.35	2,896,195	6.35
$6.46 to $9.88	3,816,402	7.99	7.27	2,003,347	7.23
$9.90 to $11.89	3,346,200	9.66	9.91	17,095	10.41
$12.50 to $53.41	1,794,050	5.40	22.10	1,791,094	22.11
	16,803,728			9,534,573

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

The unaudited pro-forma results of operations for the years ended December 31, 2005 and 2004, assuming the acquisition of Lorantis and the Alteris asset acquisition took place on January 1, 2004, are as follows:

	Year Ended December 31
	2005	2004
Total revenue	$51,593	$12,525
Net loss	(147,628)	(192,130)
Basic and diluted net loss per share	$(1.34)	$(2.36)

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

17.          Employee Benefit Plans

Employee Stock Purchase Plan

In May 2002, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) which currently authorizes the issuance of 1,500,000 shares of its common stock pursuant to purchase rights granted to eligible employees of the Company. The ESPP provides a means by which employees purchase common stock of the Company through payroll deductions of up to 10% of their base compensation. At the end of each of two purchase periods during the calendar year, the Company uses accumulated payroll deductions to purchase, on behalf of participating employees, shares of common stock at a price equal to the lower of 85% of the fair market value of a share of common stock (i) on July 1, 2004 or (ii) at the end of each six month purchase period. The purchase periods under the ESPP end on June 30 and December 31 of each year. Generally all employees, including executive officers, who work at least 20 hours per week and five months per year may participate in the ESPP. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the ESPP. During the years ended December 31, 2005, 2004 and 2003, 234,254, 176,625 and 175,955 shares of common stock were issued under the ESPP resulting in net proceeds to the Company of $1.4 million, $1.1 million and $1.0 million, respectively.  As of December 31, 2005, the Company had reserved 766,184 shares of common stock for issuance pursuant to the ESPP.

Employee Savings Plan

The Company maintains a 401(k) savings plan. Employees may contribute up to 15% of their annual salaries. The Company may make matching contributions of up to 4% of a participant’s annual salary. During 2005, 2004 and 2003, the Company made contributions to the plan totaling $0.7 million, $0.6 million and $0.6 million, respectively.

18.          Restatement of Consolidated Financial Statements

Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company concluded that certain of its previously issued financial statements should be restated to correct errors related to stock-based compensation not previously recorded for certain equity grants. Accordingly, for the years 1996 through 2002, the Company has corrected these errors by restating its beginning accumulated deficit as of January 1, 2003 and has restated its consolidated financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003.  There was no impact on revenue or net cash used in operating activities as a result of this compensation expense, nor was there any impact on income tax expense for any period given the Company’s sustained history of losses.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for all periods from 2000 up to and including September 30, 2005 affected by the restatements have not been amended and should not be relied upon.

In May 2006, the Company received a letter from the United States Securities and Exchange Commission, or SEC, informing the Company that the SEC was conducting an informal inquiry into the Company’s stock option grant practices and requesting certain information and documentation related thereto.  The Company also received a grand jury subpoena from the U.S. Attorney’s Office, District of New Jersey, requesting substantially similar information and documentation as the SEC had requested.

In June 2006, the Company’s Board of Directors initiated an investigation (the “Investigation”) of the Company’s stock option grant practices from 1996 through June 30, 2006 (the “relevant period”) and designated one of its independent directors to oversee the Investigation.  In September 2006, the Company’s Board of Directors elected two new members, who were appointed, together with the previously designated director, to a Special Investigation Committee, to complete the Investigation.  The Special Investigation Committee retained outside legal counsel that had not previously been involved with the Company’s stock option plans and the outside legal counsel retained forensic accounting consultants to assist in the Investigation and the analysis of the measurement dates for equity awards during the relevant period.

As a result of the findings of the Special Investigation Committee, management has concluded that incorrect measurement dates were used for financial accounting purposes for certain equity awards made in prior periods.  Management has determined that the cumulative non-cash stock-based compensation expense and related payroll tax liabilities resulting from revised measurement dates with regard to past equity awards was approximately $36.6 million and recorded non-cash, stock-based compensation expense and related payroll tax liabilities with regard to past equity awards of approximately $2.0 million, $2.0 million and $4.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, and approximately $28.1 million prior to fiscal year 2003.  In addition to the adjustments related to stock based compensation and related payroll taxes, the Company is also correcting immaterial errors identified in prior years related to the amortization of premiums and discounts related to its marketable securities.  The total effect of all of these adjustments was to increase previously reported basic and diluted net loss per share by $0.02 and $0.08 for the years ended December 31, 2005 and 2003, respectively.  The adjustments did not impact basic and diluted net loss per share for the year ended December 31, 2004.

As a result of the grants described below, the Company is required to record non-cash compensation expense in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25.  Stock based compensation expense was calculated as the excess of the fair market value of the Company’s stock on the measurement dates less the exercise price of the option multiplied by the number of equity awards granted.  Stock based compensation is recognized ratably over the vesting period of the equity awards.  Prior to September 2001, the Company’s stock options had a vesting period of 1 year or less.  Beginning in September 2001, the Company changed the vesting period for employee stock option grants to 4 years.

Based upon the information obtained in the Investigation, through July 2002, the Company had a practice, in many instances, of selecting dates for its stock option grants and restricted stock grants as of the date when the stock price was the lowest during the month of grant, without disclosing this practice in its public filings and without properly measuring the compensation expense on a date that the terms of the equity awards were finalized.  The terms of these grants are discussed in further detail below.  Subsequent to July 2002, while the practice of selecting dates as described above ceased by the Company in response to new legal and regulatory reporting requirements, there were two annual equity grants for rank and file employees for which the measurement dates differ from the grant dates recorded in the Company’s books and records, which the Investigation revealed were primarily a result of administrative delays, with no apparent intent to achieve favorable exercise prices.

The Company analyzed the evidence gathered in the Investigation related to the equity awards including electronic and hard copy documents and interviews.  Equity awards were organized into categories based upon recipient and the process by which the equity award was finalized.  Based upon the specific facts and circumstances, the Company applied the controlling accounting standards to determine the proper accounting measurement date with respect to every grant during the period from 1996 through July 2002 within each of the following categories:

Equity Awards Issued From 1996 through July 2002

Officer Annual Equity Awards

Officers received equity awards on an annual basis (although the dates of such awards varied from year to year).  The Company’s Stock Option Committee would approve the number of equity awards to be granted to officers, however, the Stock Option Committee did not select or consider an exercise price when approving the number of annual equity awards during its Stock Option Committee meetings.  The Company’s procedure for establishing the exercise prices of such awards, at the time, would be for certain former officers to select the lowest price for the Company’s common stock during the month of the grant of such annual awards.  The former officers believed they had the discretionary authority to select such exercise prices and this procedure was followed by the Company during the period from 1996 through July 2002. Once the price was selected, the Form 4 filing process was started by the Company and unanimous written consents (“UWCs”) were prepared and circulated for execution by the members of the Stock Option Committee in situations where UWCs were used. UWCs for three grants could not be located in the Company’s files.  The UWCs, which included the exercise prices selected by the former officers, were subsequently approved, in all instances, by the Stock Option Committee when the UWCs were signed, without exception.  Since the Company’s practice was to select, at the conclusion of the month in which the grant was designated, the date corresponding to the lowest price for the Company’s stock for the month, the Company has concluded that the most appropriate measurement date is the last business day of the month in which the designated grant date occurred since at that point both the exercise price and the number of equity awards was determinable.

For all officer annual stock option awards, of which there were seven, and one officer stock award, during the relevant period, a total of approximately 3.9 million stock options and/or stock awards were made to officers where the selected grant dates coincided with a date when the stock price was the lowest during the month in which the grant was dated.  Accordingly, the Company determined the total stock based compensation expense, after accounting for forfeitures, associated with these seven officer annual stock option awards and one officer stock award was approximately $8.9 million.

Director Equity Awards

There was no specific pattern regarding equity awards to directors except that each non-executive director received an equity award when he/she joined the Company’s Board of Directors.  In certain circumstances, certain directors received annual equity awards on the date of the Company’s Annual Meeting of Shareholders in connection with previously agreed upon arrangements.  There were four designated grant dates in which a total of approximately 0.8 million stock options were made to directors when the stock price was the lowest during the month in which the designated grant occurred.  The Company determined the total stock based compensation expense associated with these four director awards was approximately $5.9 million and is detailed as follows:

•       Two of the four grants were issued at the same time as the officer annual awards described above and therefore, the Company has concluded that the most appropriate measurement date for these two grants is the last business day of the month in which the designated grant date occurred since at that point both the exercise price and the number of equity awards was determinable consistent with the determination of measurement dates for officer annual awards described above.  The Company determined the total stock based compensation expense associated with these two awards was approximately $0.5 million.

•       One grant was accounted for using variable accounting because the original grant price was modified when a Form 4 filing date was missed and the grant was cancelled and reissued subsequently at a lower price.  In that situation, Form 4s for two stock option recipients were not filed on time and the Company cancelled and issued new stock options with an exercise price representing the lowest price of the Company’s stock in the following month.  Total variable stock based compensation expense associated with this grant was approximately $0.3 million.

•       The remaining grant was approved at a meeting of the Company’s Board of Directors where the Board of Directors specified a designated grant date that preceded the date of the Board of Directors meeting.  The Company’s stock price on the designated grant date was lower than the Company’s stock price on the date of approval.  The Company used the date of approval by the Company’s Board of Directors as the measurement date resulting in stock based compensation expense of approximately $5.1 million.

Rank and File Employee Annual Equity Awards

Rank and file employees generally received equity awards on an annual basis (although the dates of such awards varied from year to year).  The designated grant dates for such awards were the same as officer annual equity awards with the exception of one date where the grant of annual equity awards to rank and file employees occurred approximately one month after the date of the officers annual equity award.  During the period from 1996 through July 2002, on an annual basis, management would allocate a pool of stock options previously discussed with and agreed to by the Chairman of the Stock Option Committee to individual employees.  Once the allocation of the total awards was finalized by management, a UWC was prepared (which included the selected grant date and exercise price) and forwarded to the Stock Option Committee for execution. Attached to the UWC was a list of the optionees and the number of options allocated by management to the optionees.  The Stock Option Committee rarely discussed individual rank and file employee equity awards, leaving it to management to make such allocations since it was generally understood that the allocation process was delegated to management and it was also generally understood that it was management’s responsibility to perform this function.  The Stock Option Committee did not dispute, challenge or question management’s allocations of any of the annual equity awards to rank and file employees.  The Company has concluded that the appropriate measurement date for rank and file annual equity awards is the UWC creation date, as both the exercise price and number of equity awards for each employee were known with finality at such date.

For all rank and file annual equity awards, of which there were six, during the relevant period, a total of approximately 3.1 million stock options and/or stock awards were made where the price of the Company’s stock on the accounting measurement date was higher than the award’s exercise price.  Five grants had the same exercise price as the officers annual equity awards described above, however, the accounting measurement date was always later than the accounting measurement date for officer annual equity awards since the process of allocating the pool of options granted to rank and file employees was typically finalized a few weeks after the exercise price was determined.  The remaining designated grant had a different exercise price as this equity award occurred approximately one month after the date of the officers annual equity award.  The Company determined the total stock based compensation expense, after accounting for forfeitures, associated with all rank and file annual awards was approximately $15.2 million during the relevant period.

New Hire Employee Equity Awards

Generally, all new employees received an equity award as of the respective employee’s first day of employment.  In one instance, the designated grant date used by the Company for a new officer’s equity award of approximately 0.3 million stock options and/or stock awards was not the same as the measurement date.  In this instance, the designated grant date was the stated effective date of the officer’s employment agreement which preceded the officer’s first day of employment.  Since the controlling accounting literature at the time required compensation cost to be measured as of the officer’s first day of employment, the Company determined that approximately $5.1 million of stock-based compensation should have been measured on the date employment began by the officer.  Other than this one instance, there were no equity awards where the measurement date used by the Company was inappropriate.

Equity Awards Issued Subsequent to July 2002

For the period subsequent to July 2002 through 2005 there were two rank and file annual equity awards where option lists were finalized two days after the designated grant date resulting in stock based compensation expense of approximately $0.6 million.

Additional Stock Based Compensation

A summary of additional stock based compensation by type is as follows:

	Additional Stock Based Compensation Expense By Type
	2005	2004	2003	2002	2001

Officer annual equity awards	$811	$929	$924	$636	$3,105
Director equity awards	36	65	32	(202)	3,738
Rank and file annual equity awards	849	850	3,395	1,973	1,829
New hire employee equity awards	—	—	39	49	3,937
Payroll tax liabilities	312	106	67	54	161
Total	$2,008	$1,950	$4,457	$2,510	$12,770

	Additional Stock Based Compensation Expense By Type
	2000	1999	1998	1997	1996

Officer annual equity awards	$1,555	$371	$274	$209	$99
Director equity awards	1,445	381	232	201	—
Rank and file annual equity awards	5,746	—	193	214	136
New hire employee equity awards	1,043	—	—	—	—
Payroll tax liabilities	698	68	—	—	—
Total	$10,487	$820	$699	$624	$235

As part of this restatement, the Company recorded payroll tax liabilities relating to stock options that were incorrectly characterized as incentive stock options, or ISOs.  The Company recorded a liability for payroll taxes in the event such grants would not be treated as ISOs under principles of the Internal Revenue Code, or IRC, and the regulations thereunder.  These payroll tax liabilities, which have been classified within research and development expense and general and administrative expense are not material to the consolidated financial statements for any period.

The following set forth the effects of the restatement on the Company’s consolidated balance sheets as of December 31, 2005 and 2004 and the Company’s consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003.

	December 31, 2005
	As Reported		Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$90,602			$90,602
Marketable securities	260,705			260,705
Prepaid expenses and other current assets	31,608			31,608
Total current assets	382,915			382,915
Property, buildings and equipment:
Land	6,795			6,795
Buildings and leasehold improvements	82,338			82,338
Machinery and equipment	54,130			54,130
Furniture and fixtures	4,553			4,553
	147,816			147,816
Less: accumulated depreciation and amortization	(61,832)			(61,832)
	85,984			85,984
Investment in Genmab	3,255			3,255
Investments in, and advances to, other partners	6,400			6,400
Segregated securities	2,033			2,033
Other assets	6,289			6,289
Total assets	$486,876		—	$486,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$4,939			$4,939
Accrued liabilities	29,059	(1)	$312	29,371
Deferred contract revenue - current	20,872			20,872
Total current liabilities	54,870		312	55,182
Deferred contract revenue — long-term	106,827			106,827
Other long-term liabilities	4,032			4,032
2.25% Convertible senior notes due May 15, 2011	150,000			150,000
Minority interest	11,590			11,590
Commitments and contingencies	—			—
Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—			—
Common stock. $.01 par value; 200,000,000 shares authorized; 111,773,230 shares issued and 111,687,930 shares outstanding at December 31, 2005 and 85,865,333 shares issued and 85,673,693 shares outstanding at December 31, 2004	1,118			1,118
Capital in excess of par value	941,549	(1)	1,696	943,245
Treasury stock, at cost, 85,300 shares in 2005 and 191,640 shares in 2004	(215)			(215)
Deferred compensation	(599)			(599)
Accumulated other comprehensive income	(2,351)			(2,351)
Accumulated deficit	(779,945	)(1)	(2,008)	(781,953)
Total shareholders’ equity	159,557	(1)	(312)	159,245
Total liabilities and shareholders’ equity	$486,876		—	$486,876

(1)          December 31, 2005 as reported amounts for accrued liabilities, capital in excess of par value, accumulated deficit and total shareholders’ equity include adjustments for the years 1996 through 2004.

	Year Ended December 31, 2005
	As Reported	Adjustments	As Restated

Contract and license revenues	$30,226		$30,226
Contract and license revenues from Genmab	4,067		4,067
Reimbursement of development costs	17,162		17,162
Total revenues	$51,455		$51,455
Costs and expenses:
Research and development	135,847	$1,093	136,940
General and administrative	28,054	915	28,969
Acquisition of in-process technology	8,447		8,447
Total costs and expenses	172,348	2,008	174,356
Operating loss	(120,893)	(2,008)	(122,901)
Equity in net loss of affiliate	(6,323)		(6,323)
Interest and dividend income	14,740		14,740
Impairment loss on investments in partners	(33,347)		(33,347)
Interest expense	(4,233)		(4,233)
Minority interest — Celldex	4,410		4,410
Loss before provision for income taxes	(145,646)	(2,008)	(147,654)
Provision for income taxes	358		358
Net loss	$(146,004)	$(2,008)	$(148,012)

Basic and diluted net loss per share:	$(1.32)	$(0.02)	$(1.34)
Weighted average common shares outstanding
—basic and diluted	110,309		110,309

	Year Ended December 31, 2005
	As Reported	Adjustments	As Restated

Operating activities:
Net loss	$(146,004)	$(2,008)	$(148,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,737		12,737
Amortization	5,627		5,627
Stock options and awards to employees	194	1,696	1,890
Write-off of deferred offering costs - Celldex	978		978
Acquisition of in-process technology	8,447		8,447
Equity in net loss of Genmab	6,323		6,323
Impairment losses on investments in partners	36,120		36,120
Gain on sale of partners’ stock	(3,315)		(3,315)
Minority interest - Celldex	(4,410)		(4,410)
Changes in operating assets and liabilities
Other current assets	(24,900)		(24,900)
Trade accounts payable	(59)		(59)
Accrued liabilities	(6,400)	312	(6,088)
Deferred contract revenue	25,748		25,748
Net cash used in operating activities	(88,914)	—	(88,914)
Investing activities:
Purchase of property and equipment	(9,312)		(9,312)
Investment in Lorantis, net of acquired cash	29,742		29,742
Investment in Alteris, net of acquired cash	(2,208)		(2,208)
Purchase of marketable securities	(56,108)		(56,108)
Sales and maturities of marketable securities	121,999		121,999
Net cash provided by investing activities	84,113	—	84,113
Financing activities:
Cash received from sales of securities and exercise of stock options, net	31,061		31,061
Principal payments under capital lease obligations	(9)		(9)
Net cash provided by financing activities	31,052	—	31,052
Effect of exchange rate differences on cash and cash equivalents	(492)		(492)
Net increase in cash and cash equivalents	25,759		25,759
Cash and cash equivalents at beginning of period	64,843		64,843
Cash and cash equivalents at end of period	$90,602	—	$90,602
Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$365		$365
Interest	$5,717		$5,717

	December 31, 2004
	As Reported		Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$64,843			$64,843
Marketable securities	309,664			309,664
Segregated securities	12,301			12,301
Prepaid expenses and other current assets	6,708			6,708
Total current assets	393,516			393,516
Property, buildings and equipment:
Land	6,795			6,795
Buildings and leasehold improvements	77,995			77,995
Machinery and equipment	45,898			45,898
Furniture and fixtures	4,290			4,290
	134,978			134,978
Less: accumulated depreciation and amortization	(45,098)			(45,098)
	89,880			89,880
Investment in Genmab	1,657			1,657
Investment in IDM	41,206			41,206
Investments in, and advances to, other partners	10,482			10,482
Segregated securities	1,700			1,700
Other assets	10,904			10,904
Total assets	$549,345		—	$549,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$4,998			$4,998
Accrued liabilities	33,196	(2)	$106	33,302
Deferred contract revenue - current	15,260			15,260
Total current liabilities	53,454		106	53,560
Deferred contract revenue — long-term	86,691			86,691
Other long-term liabilities	5,873			5,873
4.25% Convertible senior notes due August 15, 2010	146,986			146,986
2.25% Convertible senior notes due May 15, 2011	150,000			150,000
Commitments and contingencies	—			—
Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—			—
Common stock. $.01 par value; 200,000,000 shares authorized; 111,773,230 shares issued and 111,687,930 shares outstanding at December 31, 2005 and 85,865,333 shares issued and 85,673,693 shares outstanding at December 31, 2004	859			859
Capital in excess of par value	730,934	(2)	1,844	732,778
Treasury stock, at cost, 85,300 shares in 2005 and 191,640 shares in 2004	(482)			(482)
Deferred compensation	372			372
Accumulated other comprehensive income	8,716	(2)	(2,067)	6,649
Accumulated deficit	(634,058	)(2)	117	(633,941)
Total shareholders’ equity	106,341	(2)	(106)	106,235
Total liabilities and shareholders’ equity	$549,345		—	$549,345

(2)          December 31, 2004 as reported amounts for accrued liabilities, capital in excess of par value, accumulated other comprehensive income and accumulated deficit include adjustments for the years 1996 through 2003.

	Year Ended December 31, 2004
	As Reported	Adjustments	As Restated

Contract and license revenues	$9,119		$9,119
Contract and license revenues from Genmab	3,355		3,355
Total revenues	12,474		12,474
Costs and expenses:
Research and development	122,007	$1,005	123,012
General and administrative	24,314	945	25,259
Acquisition of in-process technology	5,455		5,455
Total costs and expenses	151,776	1,950	153,726
Operating loss	(139,302)	(1,950)	(141,252)
Equity in net loss of affiliate	(19,791)		(19,791)
Interest and dividend income	7,161	2,067	9,228
Impairment loss on investments in partners	(7,309)		(7,309)
Interest expense	(12,845)		(12,845)
Debt conversion expense	(10,151)		(10,151)
Net loss on extinguishment of debt	(4,241)		(4,241)
Loss before provision for income taxes	(186,478)	117	(186,361)
Provision for income taxes	31		31
Net loss	$(186,509)	$117	$(186,392)

Basic and diluted net loss per share:	$(2.29)	$(0.00)	$(2.29)
Weighted average common shares outstanding
—basic and diluted	81,494		81,494

	Year Ended December 31, 2004
	As Reported	Adjustments	As Restated

Operating activities:
Net loss	$(186,509)	$117	$(186,392)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	12,020		12,020
Amortization	8,914	(2,067)	6,847
Loss on sale of equipment	105		105
Stock options and awards to employees	1,203	1,844	3,047
Non-cash revenue - Genmab	(1,166)		(1,166)
License fees paid with stock	2,560		2,560
Acquisition of in-process technology	5,455		5,455
Equity in net loss of Genmab	19,791		19,791
Impairment losses on investments in partners	7,309		7,309
Gain on exchange of convertible debt	(325)		(325)
Loss on redemption of convertible debt	4,566		4,566
Gain on sale of partners’ stock	(1,664)		(1,664)
Changes in operating assets and liabilities
Other current assets	(458)		(458)
Trade accounts payable	2,801		2,801
Accrued liabilities	20,769	106	20,875
Deferred contract revenue	98,649		98,649
Net cash used in operating activities	(5,980)	—	(5,980)
Investing activities:
Purchase of property and equipment	(9,074)		(9,074)
Proceeds from sale of land and equipment	600		600
Increase in investments and advances to affiliates and partners	(581)		(581)
Decrease (increase) in segregated cash	3,195		3,195
Purchase of marketable securities	(270,500)		(270,500)
Sales and maturities of marketable securities	242,573		242,573
Net cash used in investing activities	(33,787)	—	(33,787)
Financing activities:
Cash received from sales of securities and exercise of stock options, net	31,850		31,850
Proceeds from sale of convertible subordinated notes, net	145,217		145,217
Repurchase of 4.50% convertible notes	(144,585)		(144,585)
Deferred offering costs - Celldex	(692)		(692)
Debt exchange costs	(100)		(100)
Principal payments under capital lease obligations	(78)		(78)
Net cash provided by financing activities	31,612	—	31,612
Net increase in cash and cash equivalents	(8,155)		(8,155)
Cash and cash equivalents at beginning of period	72,998		72,998
Cash and cash equivalents at end of period	$64,843	—	$64,843
Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$3		$3
Interest	$10,789		$10,789

	Year Ended December 31, 2003
	As Reported	Adjustments	As Restated

Sales	$25		$25
Contract and license revenues	5,833		5,833
Contract and license revenues from Genmab	5,316		5,316
Total revenues	11,174		11,174
Costs and expenses:
Cost of sales	3		3
Research and development	95,459	$2,344	97,803
General and administrative	21,727	2,113	23,840
Acquisition of in-process technology	6,500		6,500
Total costs and expenses	123,689	4,457	128,146
Operating loss	(112,515)	(4,457)	(116,972)
Equity in net loss of affiliate	(14,997)		(14,997)
Interest and dividend income	12,311	(1,010)	11,301
Impairment loss on investments in partners	(1,400)		(1,400)
Interest expense	(11,777)		(11,777)
Loss before provision for income taxes	(128,378)	(5,467)	(133,845)
Provision for income taxes	69		69
Loss before cumulative effect of change in accounting principle	(128,447)	(5,467)	(133,914)
Cumulative effect if change in accounting principle	(830)		(830)
Net loss	$(129,277)	$(5,467)	$(134,744)
Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(1.64)	$(0.08)	$(1.71)
Cumulative effect of change in accounting principle	(0.01)	—	(0.01)
Net loss	$(1.65)	$(0.08)	$(1.72)
Weighted average common shares outstanding
—basic and diluted	78,314		78,314

	Year Ended December 31, 2003
	As Reported	Adjustments	As Restated

Operating activities:
Net loss	$(129,277)	$(5,467)	$(134,744)
Adjustments to reconcile net loss to net cash used in operating activities
Cumulative effect of change in accounting principle	830		830
Depreciation	10,650		10,650
Amortization	4,613	1,010	5,623
Stock options and awards to employees	773	4,390	5,163
Non-cash revenue - Genmab	(834)		(834)
Acquisition of in-process technology	6,100		6,100
Equity in net loss of Genmab	14,997		14,997
Impairment losses on investments in partners	1,400		1,400
Gain on sale of partners’ stock	(1,530)		(1,530)
Changes in operating assets and liabilities
Other current assets	3,799		3,799
Trade accounts payable	(489)		(489)
Accrued liabilities	214	67	281
Deferred contract revenue	(497)		(497)
Net cash used in operating activities	(89,251)	—	(89,251)
Investing activities:
Purchase of property and equipment	(8,890)		(8,890)
Increase in investments and advances to affiliates and partners	(1,000)		(1,000)
Decrease (increase) in segregated cash	(15,896)		(15,896)
Purchase of marketable securities	(121,191)		(121,191)
Sales and maturities of marketable securities	124,407		124,407
Net cash used in investing activities	(22,570)	—	(22,570)
Financing activities:
Cash received from sales of securities and exercise of stock options, net	2,091		2,091
Proceeds from sale of convertible subordinated notes, net	121,239		121,239
Principal payments under capital lease obligations	(323)		(323)
Net cash provided by financing activities	123,007	—	123,007
Net increase in cash and cash equivalents	11,186		11,186
Cash and cash equivalents at beginning of period	61,812		61,812
Cash and cash equivalents at end of period	$72,998	—	$72,998
Non-cash investing and financing activities:
Issuance of common stock for intangible assets	$7,100		$7,100
Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$108		$108
Interest	$11,841		$11,841

The following table sets forth the amount of stock-based compensation expense and related payroll tax liabilities for the years 1996 through 2002.  The cumulative amount of stock-based compensation expense and related payroll tax liabilities for these years is approximately $28.1 million and is included as an adjustment to accumulated deficit as of January 1, 2003.

Year Ended December 31,	Increase to Previously Reported Net Loss
1996	$(235)
1997	(624)
1998	(699)
1999	(820)
2000	(10,487)
2001	(12,770)
2002	(2,510)

The Company has restated the pro forma expense under FASB Statement No. 123 in Note 2 to the consolidated financial statements of this Form 10-K/A to reflect the impact of these adjustments for the years ended December 31, 2005, 2004 and 2003.  The Company has also restated the accrued liabilities detail in Note 4 and the deferred asset income tax disclosures in Note 5 to the consolidated financial statements to reflect the impact of these adjustments.

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

20.          Quarterly Financial Information—Unaudited

The following tables set forth a summary of the Company’s consolidated statements of operations for each of the quarterly periods in the years ended December 31, 2005 and 2004:

2005

	March 31,	June 30,	September 30,	December 31,
	(restated)	(restated)	(restated)	(restated)
Revenues:
Sales	$—	$—	$—	$—
Contract and license revenues	5,932	10,208	6,479	7,607
Sales, contract and license revenues from Genmab	600	1,508	1,142	817
Reimbursement of development costs	1,979	6,821	3,045	5,317
Total revenues	8,511	18,537	10,666	13,741
Costs and expenses:
Research and development	29,395	36,015	31,247	40,282
General and administrative	5,914	6,369	6,396	10,289
Acquisition of in-process technology	—	—	—	8,447
Total costs and expenses	35,309	42,384	37,643	59,018
Operating loss	(26,798)	(23,847)	(26,977)	(45,277)
Equity in net loss of affiliate	(1,657)	—	(1,816)	(2,850)
Interest and dividend income	2,508	2,722	6,233	3,277
Impairment loss on investments in partners	(20,264)	(9,001)	—	(4,082)
Interest expense	(1,075)	(1,052)	(1,053)	(1,053)
Minority interest — Celldex	—	—	—	4,410
Loss before provision for income taxes	(47,286)	(31,178)	(23,613)	(45,575)
Provision for income taxes	58	138	90	72
Net loss	$(47,344)	$(31,316)	$(23,703)	$(45,647)
Basic and diluted net loss per share	$(0.44)	$(0.28)	$(0.21)	$(0.41)
Weighted average common shares outstanding
—basic and diluted	106,999	111,059	111,406	111,688

The impact of the stock-based compensation and related payroll tax adjustments were not significant to any of the interim balance sheets for the year ended December 31, 2004.

Basic and diluted net loss per share are computed independently for each of the quarters presented.  Therefore, the sum of basic and diluted net loss per share information may not equal annual basic and diluted net loss per share.

2004

	March 31,	June 30,	September 30,	December 31,
	(restated)	(restated)	(restated)	(restated)
Revenues:
Sales	$—	$—	$—	$—
Contract and license revenues	1,106	1,203	2,499	4,312
Sales, contract and license revenues from Genmab	823	707	1,183	641
Reimbursement of development costs	—	—	—	—
Total revenues	1,929	1,910	3,682	4,953
Costs and expenses:
Research and development	23,238	31,742	42,886	29,277
General and administrative	6,065	6,353	7,787	8,253
Acquisition of in-process technology	—	—	5,439	16
Total costs and expenses	29,303	38,095	56,112	37,546
Operating loss	(27,374)	(36,185)	(52,430)	(32,593)
Equity in net loss of affiliate	(4,766)	(5,606)	(4,106)	(5,313)
Interest and dividend income	4,252	2,382	2,261	333
Impairment loss on investments in partners	(316)	—	—	(6,993)
Interest expense	(3,635)	(3,951)	(2,504)	(2,755)
Debt conversion expense		—	—	(10,151)
Net loss on extinguishment of debt	326	(2,165)	(2,402)	—
Loss before provision for income taxes	(31,513)	(45,525)	(59,181)	(57,472)
Provision (benefit) for income taxes	6	3	182	(160)
Net loss	$(31,519)	$(45,528)	$(59,363)	$(57,312)
Basic and diluted net loss per share	$(0.40)	$(0.57)	$(0.73)	$(0.67)
Weighted average common shares outstanding
—basic and diluted	77,953	79,523	80,904	85,814

The impact of the stock-based compensation and related payroll tax adjustments were not significant to any of the interim balance sheets for the year ended December 31, 2004.

Basic and diluted net loss per share are computed independently for each of the quarters presented.  Therefore, the sum of basic and diluted net loss per share information may not equal annual basic and diluted net loss per share.

The following tables present the effects of the adjustments made to the Company’s previously reported quarterly financial information for the years ended December 31, 2005 and 2004:

	Three Months Ended March 31, 2005			Three Months Ended June 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Total revenues	$8,511		$8,511	$18,537		$18,537
Costs and expenses:
Research and development	29,126	269	29,395	35,751	263	36,014
General and administrative	5,735	179	5,914	6,117	252	6,369
Acquisition of in-process technology	—	—	—	—
Total costs and expenses	34,861	448	35,309	41,868	515	42,383
Operating loss	(26,350)	(448)	(26,798)	(23,331)	(515)	(23,846)
Equity in net loss of affiliate	(1,657)		(1,657)	—		—
Interest and dividend income	2,508		2,508	2,722		2,722
Impairment loss on investments in partners	(20,264)		(20,264)	(9,001)		(9,001)
Interest expense	(1,075)		(1,075)	(1,052)		(1,052)
Minority interest — Celldex	—		—	—		—
Loss before provision for income taxes	(46,838)	(448)	(47,286)	(30,662)	(515)	(31,177)
Provision for income taxes	58		58	138		138
Net loss	$(46,896)	$(448)	$(47,344)	$(30,800)	$(515)	$(31,315)
Basic and diluted net loss per share	$(0.44)	$(0.00)	$(0.44)	$(0.28)	$(0.00)	$(0.28)
Weighted average common shares outstanding
—basic and diluted	106,999		106,999	111,059		111,059

	Three Months Ended September 30, 2005			Three Months Ended December 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Total revenues	$10,666		$10,666	$13,741		$13,741
Costs and expenses:
Research and development	30,925	322	31,247	40,045	237	40,282
General and administrative	6,110	286	6,396	10,092	197	10,289
Acquisition of in-process technology	—		—	8,447		8,447
Total costs and expenses	37,035	608	37,643	58,584	434	59,018
Operating loss	(26,369)	(608)	(26,977)	(44,843)	(434)	(45,277)
Equity in net loss of affiliate	(1,816)		(1,816)	(2,850)		(2,850)
Interest and dividend income	6,233		6,233	3,277		3,277
Impairment loss on investments in partners	—		—	(4,082)		(4,082)
Interest expense	(1,053)		(1,053)	(1,053)		(1,053)
Minority interest — Celldex	—		—	4,410		4,410
Loss before provision for income taxes	(23,005)	(608)	(23,613)	(45,141)	(434)	(45,575)
Provision for income taxes	90		90	72		72
Net loss	$(23,095)	$(608)	$(23,703)	$(45,213)	$(434)	$(45,647)
Basic and diluted net loss per share	$(0.21)	$(0.00)	$(0.21)	$(0.40)	$(0.00)	$(0.41)
Weighted average common shares outstanding
—basic and diluted	111,406		111,406	111,688		111,688

	Three Months Ended March 31, 2004			Three Months Ended June 30, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Total revenues	$1,929		$1,929	$1,910		$1,910
Costs and expenses:
Research and development	22,988	250	23,238	30,124	1,618	31,742
General and administrative	5,808	257	6,065	5,495	858	6,353
Acquisition of in-process technology	—		—	—		—
Total costs and expenses	28,796	507	29,303	35,619	2,476	38,095
Operating loss	(26,867)	(507)	(27,374)	(33,709)	(2,476)	(36,185)
Equity in net loss of affiliate	(4,766)		(4,766)	(5,606)		(5,606)
Interest and dividend income	4,304	(52)	4,252	1,881	501	2,382
Impairment loss on investments in partners	(316)		(316)	—		—
Interest expense	(3,635)		(3,635)	(3,951)		(3,951)
Gain (loss) on extinguishment of debt	326		326	(2,165)		(2,165)
Loss before provision for income taxes	(30,954)	(559)	(31,513)	(43,550)	(1,975)	(45,525)
Provision for income taxes	6		6	3		3
Net loss	$(30,960)	$(559)	$(31,519)	$(43,553)	$(1,975)	$(45,528)
Basic and diluted net loss per share	$(0.40)	$(0.00)	$(0.40)	$(0.55)	$(0.02)	$(0.57)
Weighted average common shares outstanding
—basic and diluted	77,953		77,953	79,523		79,523

	Three Months Ended September 30, 2004			Three Months Ended December 31, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Total revenues	$3,682		$3,682	$4,953		$4,953
Costs and expenses:
Research and development	40,583	2,303	42,886	28,312	965	29,277
General and administrative	5,682	2,105	7,787	7,329	924	8,253
Acquisition of in-process technology	5,439		5,439	16		16
Total costs and expenses	51,704	4,408	56,112	35,657	1,889	37,546
Operating loss	(48,022)	(4,408)	(52,430)	(30,704)	(1,889)	(32,593)
Equity in net loss of affiliate	(4,106)		(4,106)	(5,313)		(5.313)
Interest and dividend income	2,209	52	2,261	(1,233)	1,566	333
Impairment loss on investments in partners	—		—	(6,993)		(6,993)
Interest expense	(2,504)		(2,504)	(2,755)		(2,755)
Gain (loss) on extinguishment of debt	(2,402)		(2,402)	—		—
Debt conversion expense	—		—	(10,151)		(10,151)
Loss before provision for income taxes	(54,825)	(4,356)	(59,181)	(57,149)	(323)	(57,472)
Provision (benefit) for income taxes	182		182	(160)		(160)
Net loss	$(55,007)	$(4,356)	$(59,363)	$(56,989)	$(323)	$(57,312)
Basic and diluted net loss per share	$(0.68)	$(0.05)	$(0.73)	$(0.66)	$(0.00)	$(0.67)
Weighted average common shares outstanding
—basic and diluted	80,904		80,904	85,814		85,814

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
Copenhagen, Denmark, February 8, 2005

/s/ JENS RØDER
State Authorized Public Accountant

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Special Investigation Committee Review into Stock Option Grant Practices and Restatement

As discussed in the Explanatory Note preceding Part I and in Note 18 to the consolidated financial statements of this Form 10-K/A, in June 2006, the Company’s Board of Directors initiated an Investigation of the Company’s stock option grant practices from 1996 through June 30, 2006, which was conducted by the Special Investigation Committee.

Based upon information obtained in the Investigation, through July 2002, the Company had a practice, in many instances, of selecting dates for its stock option grants and restricted stock grants as of the date when the stock price was the lowest during the month of grant, without disclosing this practice in its public filings and without properly measuring the compensation expense on a date that the terms of the equity awards were finalized.  Subsequent to July 2002, while the Company had made changes in its equity award granting practices in response to legal and regulatory requirements, there were two annual rank and file equity grants for which the measurement dates differ from the grant dates recorded in the Company’s books and records by a couple of days, which the Investigation revealed were primarily a result of administrative delays, with no apparent intent to achieve favorable exercise prices.

From July 2002 through 2005, the Company implemented improvements to procedures and processes to provide greater internal control over the equity award granting and administration function in compliance with the Sarbanes-Oxley Act of 2002 (“SOX”).  These improvements included:

•                  Documenting and assessing the design and operation of internal controls

•                  Segregating responsibilities, adding reviews and redefining roles and responsibilities

•                  Identifying key controls, developing test plans, and testing controls in the equity award granting and administration function

•                  Certifying stock administration and other controls for SOX Section 404 compliance in 2005 and 2004

Evaluation of Disclosure Controls and Procedures:  Our principal executive officer and principal financial officer reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this amended Annual Report on Form 10-K.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be included in this Annual Report on Form 10-K has been made known to them in a timely fashion.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment and those criteria, our management has concluded that despite the control deficiencies resulting in the restatement of our previously issued consolidated financial statements, we maintained effective internal control over financial reporting as of December 31, 2005.  Management considered, among other things, the materiality of the changes in the restatement of the consolidated financial statements for the year ended December 31, 2005

Our independent auditors have issued an attestation report on our management’s assessment of Medarex’s internal control over financial reporting as stated in their report which follows.

Changes in Internal Controls Over Financial Reporting:   Such evaluation did not identify any significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In January 2007, we adopted a new policy and procedure for the granting of stock options and other equity-based incentives.  This new policy and procedure was designed to ensure consistency in the granting and administration of equity awards and includes:

•                  Specific procedures for:

•                  Equity grants to new officers, employees and members of the Board of Directors;

•                  Annual equity grants to current officers, employees and members of the Board of Directors; and

•                  Off-cycle grants to current officers, employees and members of the Board of Directors;

•                  A methodology for establishing accounting measurement dates for the foregoing grants;

•                  Procedures for the communication, documentation and implementation of equity awards by the stock option administrator; and

•                  Training for individuals involved in the administration and implementation of equity award procedures.

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

In our opinion, management’s assessment that Medarex, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Medarex, Inc. maintained, in all respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.  As discussed in Note 18, the consolidated financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medarex, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 3, 2006, except for Note 18 as to which the date is February 2, 2007  expresses an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 3, 2006, except for Note 18
as to which the date is
February 2, 2007

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

(1)             Incorporated by reference to the identically numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33–39956) filed on April 12, 1991.

(2)             Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Statement on Form S-3, as Amended (File No. 333–108325) filed on January 30, 2004.

(8)             Incorporated by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10–K filed on March 15, 1993.

(9)             Incorporated by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10–K filed on February 23, 1996.

(10)       Incorporated by reference to the identically numbered exhibit to the Registrant’s Quarterly Report on Form 10–Q filed on May 17, 1993.

(11)       Incorporated by reference to the identically numbered exhibit to the Registrant’s Quarterly Report on Form 10–Q filed on August 13, 1993.

(23)       Incorporated by reference to Exhibit Number 10.44 to Cell Genesys, Inc.’s Annual Report on Form 10–K/A filed on April 30, 1997.

(24)       Incorporated by reference to Exhibit Number 10.45 to Cell Genesys, Inc.’s Annual Report on Form 10–K/A filed on April 30, 1997.

(25)       Incorporated by reference to Exhibit Number 10.46 to Cell Genesys, Inc.’s Annual Report on Form 10–K/A filed on April 30, 1997.

(28)       Incorporated by reference to Exhibit Number 2.1 to the Registrant’s Current Report on Form 8–K filed on June 17, 1997.

(30)       Incorporated by reference to Exhibit Number 10.82 to the Registrant’s Quarterly Report on Form 10–Q filed on August 13, 1999.

(36)       Incorporated by reference to Exhibit Number 10.80 to the Registrant’s Current Report on Form 8–K filed on August 11, 1999.

(37)       Incorporated by reference to Exhibit Number 10.81 to the Registrant’s Current Report on Form 8–K filed on August 11, 1999.

(39)       Incorporated by reference to Exhibit Number 10.83 to the Registrant’s Quarterly Report on Form 10–Q filed on August 13, 1999.

(40)       Incorporated by reference to Exhibit Number 10.84 to the Registrant’s Quarterly Report on Form 10–Q filed on August 13, 1999.

(41)       Incorporated by reference to Exhibit Number 10.85 to the Registrant’s Quarterly Report on Form 10–Q filed on August 13, 1999.

(52)       Incorporated by reference to Exhibit Number 10.10 to the Registrant’s Current Report on Form 8–K filed on January 26, 2000.

(56)       Incorporated by reference to Exhibit Number 3.1 to the Registrant’s Quarterly Report on Form 10–Q filed on August 12, 2003.

(57)       Incorporated by reference to Exhibit Number 10.1 to the Registrant’s Registration Statement on Form S–8 (File Number 333-39084) filed on June 12, 2000.

(58)       Incorporated by reference to Exhibit No. 10.1 to Registrant’s Registration Statement on Form S–8 (File Number 333-55222) filed on February 8, 2001.

(59)       Incorporated by reference to Exhibit No. 10.1 to Registrant’s Registration Statement on Form S–8 (File Number 333-55224) filed on February 8, 2001.

(60)       Incorporated by reference to Exhibit No. 10.1 to Registrant’s Registration Statement on Form S–8 (File Number 333-72154) filed on October 24, 2001.

(61)       Incorporated by reference to Exhibit No. 10.1 to Registrant’s Registration Statement on Form S–8 (File Number 333-91394) filed on June 28, 2002.

(62)       Incorporated by reference to Exhibit No. 10.1 to Registrant’s Registration Statement on Form S–8 (File Number 333-101698) filed on December 6, 2002.

(63)       Incorporated by reference to Exhibit No. 10.1 to Registrant’s Current Report on Form 8–K filed on September 18, 2002.

(64)       Incorporated by reference to Exhibit No. 99.2 to Registrant’s Current Report on Form 8–K filed on July 29, 2005.

(65)       Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S–8 (File Number 333-121387) filed on December 17, 2004.

(66)       Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8–K filed on November 8, 2004.

(67)       Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8–K filed on November 8, 2004.

(68)       Incorporated by reference to Exhibit 99.5 to Registrant’s Current Report on Form 8–K filed on November 8, 2004.

(69)       Incorporated by reference to Exhibit 99.6 to Registrant’s Current Report on Form 8–K filed on November 8, 2004.

(70)       Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8–K filed on November 8, 2004.

(71)       Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8–K filed on November 8, 2004.

(72)       Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8–K filed on January 24, 2005.

(73)       Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8–K filed on January 24, 2005.

(74)  Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8–K filed on May 25, 2001.

(75)  Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8–K filed on May 4, 2004.

(76)  Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8–K filed on May 4, 2004.

(77)       Incorporated by reference to the identically numbered exhibit to Registrant’s Annual Report on Form 10–K filed on March 16, 2005.

(78)       Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8–K filed on January 20, 2006.

(79)       Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8–K filed on January 20, 2006.

(80)       Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8–K filed on January 20, 2006.

*                    This certification accompanies this Annual Report on Form 10–K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. A signed original of this certification has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**             Confidential treatment has been granted with respect to specified portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

†           Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10–K pursuant to Item 15(c) of Form 10–K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2007.

Medarex, Inc.

By:	/s/ IRWIN LERNER
Irwin Lerner
Interim President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Irwin Lerner, Chairman of the Board, Interim President and Chief Executive Officer, and Christian S. Schade, Senior Vice President and Chief Financial Officer, and each of them, his true and lawful attorneys-in-fact and agents, with the full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Principal Executive Officer and Director:

Chairman of the Board, Interim	/s/ IRWIN LERNER	Date: February 9, 2007
President and Chief Executive Officer	Irwin Lerner

Principal Financial and
Accounting Officer	/s/ Christian S. Schade	Date: February 9, 2007
Senior Vice President	Christian S. Schade
and Chief Financial Officer
Senior Vice President and
Chief Financial Officer

Directors:	/s/ Patricia M. Danzon	Date: February 6, 2007
Patricia M. Danzon

	/s/ Robert C. Dinerstein	Date: February 7, 2007
Robert C. Dinerstein

	/s/ Abhijeet J. Lele	Date: February 5, 2007
Abhijeet J. Lele

	/s/ Ronald J. Saldarini	Date: February 5, 2007
Ronald J. Saldarini

	/s/ Charles R. Schaller	Date: February 7, 2007
Charles R. Schaller

	/s/ Julius A. Vida	Date: February 5, 2007
Julius A. Vida

v