Form 10-Q/A
period 2006-03-31
MEDAREX INC
filed 2007-02-09
CIK 874255

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

In this Form 10-Q/A, Medarex, Inc. (“Medarex” or “the Company”) is restating its consolidated financial statements as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005.  Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for all periods from 2000 up to and including September 30, 2005 affected by the restatements have not been amended and should not be relied upon.

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

As a result of the findings of the Special Investigation Committee, management has concluded that incorrect measurement dates were used for financial accounting purposes for certain equity awards made in prior periods.  The Company recorded non-cash, stock-based compensation expense and related payroll tax liabilities with regard to past equity awards of approximately $0.6 million and $0.4 million for the three month periods ended March 31, 2006 and 2005, respectively.  The effect of these adjustments was to increase previously reported basic and diluted net loss per share by $0.01 for the three month period ended March 31, 2006.  The adjustments did not impact basic and diluted net loss per share for the three month period ended March 31, 2005.  There was no impact on revenue or net cash used in operating activities for any period as a result of this compensation expense, nor was there any impact on income tax expense for any period given the Company’s sustained history of losses.

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

•                  The remaining grant was approved at a meeting of the Company’s Board of Directors where the Board of Directors specified a designated grant date which preceded the date the Board of Directors meeting.  The Company’s stock price on the designated grant date was lower than the Company’s stock price on the date of approval.  The Company used the date of approval by the Company’s Board of Directors as the measurement date resulting in stock based compensation expense of approximately $5.1 million.

Rank and File Employee Annual Equity Awards

Rank and file employees generally received equity awards on an annual basis (although the dates of such awards varied from year to year).  The designated grant dates for such awards were the same as officer annual equity awards with the exception of one date where the grant of annual equity awards to rank and file employees occurred approximately one month after the date of the officers annual equity award.  During the period from 1996 through July 2002, on an annual basis, management would allocate a pool of stock options previously discussed with and agreed to by the Chairman of the Stock Option Committee to individual employees.  Once the allocation of the total awards was finalized by management, a UWC was prepared (which included the selected grant date and exercise price) and forwarded to the Stock Option Committee for execution. Attached to the UWC was a list of the optionees and the number of options allocated by management to the optionees.  The Stock Option Committee rarely discussed individual rank and file employee equity awards, leaving it to management to make such allocations since it was generally understood that the allocation process was delegated to management and it was also generally understood that it was management’s responsibility to perform this function.  The Stock Option Committee did not dispute, challenge or question management’s allocations of any of the annual equity awards to rank and file employees.  The Company has concluded that the appropriate measurement date for rank and file annual equity awards is the UWC creation date, as both the exercise price and the number of equity awards for each employee were known with finality at such date.

For all rank and file annual equity awards, of which there were six, during the relevant period, a total of approximately 3.1 million stock options and/or stock awards were made where the price of the Company’s stock on the accounting measurement date was higher than the award’s exercise price.  Five grants had the same exercise price as the officers annual equity awards described above, however, the measurement date was always later than the measurement date for officer annual equity awards since the process of allocating the pool of options granted to rank and file employees was typically finalized a few weeks after the exercise price was determined.  The remaining designated grant had a different exercise price as this equity award occurred approximately one month after the date of the officers annual equity award.  The Company determined the total stock based compensation expense, after accounting for forfeitures, associated with all rank and file annual awards was approximately $15.2 million during the relevant period.

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

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated statements of operations for the three month periods ended March 31, 2006 and 2005 and the consolidated balance sheet as of March 31, 2006.  See Note 9 to the consolidated financial statements for impact of this restatement on the Company’s consolidated balance sheet as of March 31, 2006 and the Company’s consolidated statements of operations and cash flows for the three month periods ended March 31, 2006 and 2005. (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Research and development:
As previously reported	$45,607	$29,126
As restated	45,939	29,395

General and administrative:
As previously reported	9,233	5,735
As restated	9,518	5,914

Net loss:
As previously reported	(36,017)	(46,896)
As restated	(36,634)	(47,344)

Basic and diluted net loss per share:
As previously reported	$(0.32)	$(0.44)
As restated	(0.33)	(0.44)

As of March 31, 2006
Capital in excess of par value:
As previously reported	$950,225
As restated	950,693

Accumulated deficit:
As previously reported	(817,970)
As restated	(818,587)

For the convenience of the reader, this Form 10-Q/A restates our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 in its entirety.  However, we have only amended disclosures presented in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 as required to reflect the matters described above and accordingly, have amended only the following items:

•                  Part I — Item 1 — Unaudited Consolidated Financial Statements

•                  Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Part I — Item 4 — Controls and Procedures

•                  Part II — Item 1 — Legal Proceedings

•                  Part II — Item 1A — Risk Factors (to amend and restate our accumulated deficit as of December 31, 2005 and our net loss for the year ended December 31, 2005 and the three month period ended March 31, 2006 which appears in the risk factor entitled “We have incurred large operating losses and we anticipate that these losses will continue”) and to add two Risk Factors entitled, “We are subject to an informal inquiry by the SEC and a grand jury investigation by the United States Attorney’s Office for the District of New Jersey, relating to our stock option granting practices, and those regulatory inquiries may result in charges filed against us and in fines and penalties and “We have civil litigation pending that relates to our stock option granting practices, and we cannot predict the ultimate outcome of this litigation”.

•                  Part II — Item 6 — Exhibits

In addition, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and our Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2006	2005
	(restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,895	$90,602
Marketable securities	222,339	260,705
Prepaid expenses and other current assets	30,734	31,608
Total current assets	358,968	382,915

Property, buildings and equipment:
Land	6,795	6,795
Buildings and leasehold improvements	82,933	82,338
Machinery and equipment	54,959	54,130
Furniture and fixtures	4,830	4,553
	149,517	147,816
Less accumulated depreciation and amortization	(65,642)	(61,832)
	83,875	85,984

Marketable securities - Genmab	232,511	—
Investment in Genmab	—	3,255
Investments in, and advances to, other partners	7,757	6,400
Segregated cash	2,036	2,033
Other assets	5,864	6,289

Total assets	$691,011	$486,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,408	$4,939
Accrued liabilities	32,983	29,371
Deferred contract revenue - current	21,078	20,872
Total current liabilities	57,469	55,182

Deferred contract revenue - long-term	103,766	106,827
Other long-term liabilities	2,979	4,032
2.25% Convertible senior notes due May 15, 2011	150,000	150,000
Minority interest	9,983	11,590

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 112,201,107 shares issued and 112,126,099 outstanding at March 31, 2006 and 111,773,230 shares issued and 111,687,930 outstanding shares outstanding at December 31, 2005	1,122	1,118
Capital in excess of par value	950,693	943,245
Treasury stock, at cost 75,008 shares in 2006 and 85,300 shares in 2005	(189)	(215)
Deferred compensation	—	(599)
Accumulated other comprehensive income (loss)	233,775	(2,351)
Accumulated deficit	(818,587)	(781,953)

Total shareholders’ equity	366,814	159,245
Total liabilities and shareholders’ equity	$691,011	$486,876

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
	(restated)	(restated)

Contract and license revenues	$8,230	$5,932
Contract and license revenues from Genmab	392	600
Reimbursement of development costs	4,455	1,979
Total revenues	13,077	8,511

Costs and expenses:
Research and development	45,939	29,395
General and administrative	9,518	5,914
Total costs and expenses	55,457	35,309
Operating loss	(42,380)	(26,798)

Equity in net loss of affiliate	(1,037)	(1,657)
Interest and dividend income	3,251	2,508
Impairment loss on investments in partners	—	(20,264)
Interest expense	(1,055)	(1,075)
Minority interest - Celldex	1,607	—
Non-cash gain on loss of significant influence in Genmab	3,202	—
Loss before provision for income taxes	(36,412)	(47,286)
Provision for income taxes	222	58
Net loss	$(36,634)	$(47,344)

Basic and diluted net loss per share:	$(0.33)	$(0.44)

Weighted average number of common shares outstanding
- basic and diluted	112,213	106,999

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
	(restated)	(restated)
Operating activities:
Net loss	$(36,634)	$(47,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,352	3,161
Amortization	545	1,874
Stock options and awards to employees	4,247	497
Non cash revenue - Diatos	(1,339)	—
Non-cash gain on loss of significant influence in Genmab	(3,202)	—
Equity in net loss of Genmab	1,037	1,657
Impairment losses on investments in partners and other assets	—	20,264
Minority interest in net loss	(1,607)	—
Changes in operating assets and liabilities
Other current assets	874	(4,697)
Trade accounts payable	(1,531)	(2,889)
Accrued liabilities	3,760	(13,677)
Deferred contract revenue	(2,855)	29,590
Net cash used in operating activities	(33,353)	(11,564)

Investing activities:
Purchase of property and equipment	(1,742)	(1,721)
Increase in segregated cash	(3)	—
Purchase of marketable securities	—	(56,108)
Sales and maturities of marketable securities	47,295	34,835
Net cash provided by (used in) investing activities	45,550	(22,994)

Financing activities:
Cash received from sales of securities and exercise of stock options, net	2,635	25,497
Deferred offering costs - Celldex	—	(234)
Principal payments under capital lease obligations	(5)	—
Net cash provided by financing activities	2,630	25,263
Effect of exchange rate differences on cash and cash equivalents	466	—
Net increase (decrease) in cash and cash equivalents	15,293	(9,295)
Cash and cash equivalents at beginning of period	90,602	64,843
Cash and cash equivalents at end of period	$105,895	$55,548

Non-cash investing and financing activities:
Unrealized gain on investment in Genmab	$232,511	$—

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$163	$—
Interest	$—	$2,343

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

1.                             Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared from the books and records of Medarex, Inc. and its subsidiaries (collectively, the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2005.

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

The Company has restated its consolidated financial statements as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 to correct errors related to stock-based compensation not previously recorded for certain equity awards (see Note 9).

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

	Three Months Ended March 31
	2006	2005
Convertible notes	10,936,935	10,936,935
Stock options	16,513,709	14,234,596
	27,450,644	25,171,531

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

2.                             Investments in Genmab

As a result of a series of transactions, including an initial public offering by Genmab of its ordinary shares in October 2000, the Company owned an approximately 24.7% interest in Genmab as of December 31, 2004.

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

Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Other than the amounts discussed in Note 9, no compensation expense was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004 related to stock option grants, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the grant date.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under this transition method, compensation cost recognized in the first quarter of 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated as a result of the adoption of Statement 123(R).

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net loss for the three month period ended March 31, 2006 is approximately $4.2 million higher, or $0.04 per share, than it would have been had the Company continued to account for share-based compensation under APB Opinion No. 25.  Basic and diluted loss per share for the three month period ended March 31, 2006 would have been $(0.29)  if the Company had not adopted Statement 123(R), as compared to reported basic and diluted loss per share of $(0.33).  The total stock-based compensation cost relating to Statement 123(R) for the three month period ended March 31, 2006 has been included in the consolidated statement of operations with research and development expenses ($2.3 million) and general and administrative expenses ($1.9 million) in accordance with Staff Accounting Bulletin (“SAB”) No. 107.

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

The weighted-average grant-date fair value of options granted during the three month periods ended March 31, 2006 and 2005 were $10.64 and $8.08, respectively.  The aggregate intrinsic value of options exercised during these same periods was $3.4 million and $0.9 million, respectively.  The grant-date fair value of shares which vested during the three month periods ended March 31, 2006 and 2005 was $5.8 million and $5.7 million, respectively.  Cash proceeds from stock options exercised during the three month periods ended March 31, 2006 and 2005 totaled $2.6 million and $0.5 million, respectively.

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

As of March 31, 2006, the total unrecognized compensation cost related to non-vested stock options was approximately $30.4 million.  This cost is expected to be recognized over a weighted average period of 1.4 years.

Fair Value Disclosures — Prior to Adopting SFAS 123(R)

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Option No. 25, as permitted by SFAS No. 123, and except for the options discussed in Note 9, accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant.  Had the fair value based method as prescribed by SFAS No. 123 been applied by the Company, the effect on net loss and loss per share for the first quarter of 2005 would have been as follows:

Three Months Ended March 31, 2005
(restated)
Net loss, as reported	$(47,344)
Add: Non-cash employee compensation expense	497
Less: Total stock-based employee compensation expense determined under fair value method	(3,683)
Net loss, pro forma	$(50,530)
Loss per share:
Basic and diluted, as reported	$(0.44)
Basic and diluted, pro forma	$(0.47)

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

The Company determined that all elements under the collaboration and co-promotion agreement should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  In accordance with SAB No. 104 (Topic 13, Revenue Recognition), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements.  As the Company has continuing obligations under the collaboration and co-promotion agreement, and as significant development risk remains, the Company recorded the $25.0 million upfront fee as deferred revenue and the Company is recognizing this amount over the enforceable term of the technology sublicensed to BMS under the collaboration and co-promotion agreement of approximately 11 years, as well as the technology and know-how to be delivered in connection therewith.

The BMS collaboration became effective in January 2005, and unless terminated earlier, will continue for as long as development and/or commercialization of any collaboration product continues.  BMS, however, may terminate the collaboration on a country-by-country basis at any time and, under certain conditions, on a product-by-product basis, resulting in the return of all rights to the Company with respect to such country and/or product.  In addition, BMS may terminate the Company’s co-promotion rights in the U.S. in the event that the Company fails to satisfy certain performance criteria.  The Company may terminate the BMS collaboration in the event of certain specified material breaches by BMS (in which case product rights would revert to the

Company), and the Company may terminate BMS’s co-promotion rights in the event that BMS fails to satisfy certain performance criteria.

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

Effective September 4, 2002, the Company entered into a Collaboration and License Agreement with Kirin which provides for the exchange by Kirin Brewery Co., Ltd. (“Kirin”) and the Company of certain cross-licenses for each other’s technology for the development and commercialization of human antibody products. The Collaboration and License Agreement supersedes a previous binding letter of intent. Pursuant to the letter of intent, the Company and Kirin developed the KM-Mouse®, a unique crossbred mouse which combines the traits of the Company’s HuMAb-Mouse® with Kirin’s TC Mouse™. Under the Collaboration and License Agreement, the Company and Kirin are exchanging cross-licenses with respect to the KM-Mouse and other antibody-generating mice. In addition, each of the cross-licenses granted under the Collaboration and License Agreement are subject to certain license, milestone and royalty payments by each party to the other.

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

	Three Months Ended March 31
	2006	2005
	(restated)	(restated)
Net loss	$(36,634)	$(47,344)
Unrealized gain (loss) on securities	241,061	(1,297)
Unrealized (loss) gain on foreign exchange	(4,935)	5
Total comprehensive income (loss)	$199,492	$(48,636)

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

9. Restatement of Consolidated Financial Statements

Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company concluded that certain of its previously issued financial statements should be restated to correct errors related to stock-based compensation not previously recorded for certain equity grants. Accordingly, for the years 1996 through 2002, the Company has corrected these errors by restating its beginning accumulated deficit as of January 1, 2003 and has restated its consolidated financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003 (see the Company’s amended Annual Report on Form 10-K/A for details of the restatement and impact on annual periods).  In addition, the Company has also restated its consolidated balance sheet as of March 31, 2006 and its consolidated statements of operations and cash flows for the three month periods ended March 31, 2006 and 2005 in order to correct errors related to stock-based compensation in this Form 10-Q/A.  There was no impact on revenue or net cash used in operating activities for any period as a result of this compensation expense, nor was there any impact on income tax expense for any period given the Company’s sustained history of losses.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for all periods from 2000 up to and including September 30, 2005 affected by the restatements have not been amended and should not be relied upon.

In May 2006, the Company received a letter from the SEC, informing the Company that the SEC was conducting an informal inquiry into the Company’s stock option grant practices and requesting certain information and documentation related thereto.  The Company also received a grand jury subpoena from the U.S. Attorney’s Office, District of New Jersey, requesting substantially similar information and documentation as the SEC had requested.

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

As a result of the findings of the Special Investigation Committee, management has concluded that incorrect measurement dates were used for financial accounting purposes for certain equity awards made in prior periods.  The Company recorded non-cash, stock based compensation expense and related payroll tax liabilities with regard to past equity awards of approximately $0.6 million and $0.4 million for the three month periods ended March 31, 2006 and 2005, respectively.  The effect of these adjustments was to increase previously reported basic and diluted net loss per share by $0.01 for the three month period ended March 31, 2006.  The adjustments did not impact basic and diluted net loss per share for the three month period ended March 31, 2005.

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

Director Equity Awards

There was no specific pattern regarding equity awards to directors except that each non-executive director received an equity award when he/she joined the Company’s Board of Directors.  In certain circumstances, certain directors received annual equity awards on the date of the Company’s Annual Meeting of Shareholders in connection with previously agreed upon arrangements.  There were four designated grant dates in which a total of approximately 0.8 million stock options were made to directors when the stock price was the lowest during the month in which the designated grant occurred.  The Company determined the total stock based compensation expense associated with these four director awards was approximately $5.9 million and is broken down as follows:

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

•                  One grant was accounted for using variable accounting because the original grant price was modified when a Form 4 filing date was missed and the grant was cancelled and reissued subsequently at a lower price.  In that situation, Form 4s for the two stock option recipients were not filed on time and the Company cancelled and issued new stock options with an exercise price representing the lowest price of the Company’s common stock in the following month.  Total variable stock based compensation expense associated with this grant was approximately $0.3 million.

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

Rank and File Employee Annual Equity Awards

Rank and file employees generally received equity awards on an annual basis (although the dates of such awards varied from year to year).  The designated grant dates for such awards were the same as officer annual equity awards with the exception of one date where the grant of annual equity awards to rank and file employees occurred approximately one month after the date of the officers annual equity award.  During the period from 1996 through July 2002, on an annual basis, management would allocate a pool of stock options previously discussed with and agreed to by the Chairman of the Stock Option Committee to individual employees.  Once the allocation of the total awards was finalized by management, a UWC was prepared (which included the selected grant date and exercise price) and forwarded to the Stock Option Committee for execution. Attached to the UWC was a list of the optionees and the number of options allocated by management to the optionees.  The Stock Option Committee rarely discussed individual rank and file employee equity awards, leaving it to management to make such allocations since it was generally understood that the allocation process was delegated to management and it was also generally understood that it was management’s responsibility to perform this function.  The Stock Option Committee did not dispute, challenge or question management’s allocations of any of the annual equity awards to rank and file employees.  The Company has concluded that the appropriate measurement date for rank and file annual equity awards is the UWC creation date as both the exercise price and the number of equity awards for each employee were known with finality at such date.

For all rank and file annual equity awards, of which there were six, during the relevant period, a total of approximately 3.1 million stock options and/or stock awards were made where the price of the Company’s stock on the accounting measurement date was higher than the award’s exercise price.  Five grants had the same exercise price as the officers annual equity awards described above, however, the measurement date was always later than the measurement date for officer annual equity awards since the process of allocating the pool of options granted to rank and file employees was typically finalized a few weeks after the exercise price was determined.  The remaining designated grant had a different exercise price as this equity award occurred approximately one month after the date of the officers annual equity award.  The Company determined the total stock based compensation expense, after accounting for forfeitures, associated with all rank and file annual awards was approximately $15.2 million during the relevant period.

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

The following set forth the effects of the restatement on the Company’s consolidated balance sheet as of March 31, 2006 and the Company’s consolidated statements of operations and consolidated statements of cash flows for the three month periods ended March 31, 2006 and 2005:

	March 31, 2006
	(Unaudited)
	As Reported		Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$105,895			$105,895
Marketable securities	222,339			222,339
Prepaid expenses and other current assets	30,734			30,734
Total current assets	358,968			358,968
Property, buildings and equipment:
Land	6,795			6,795
Buildings and leasehold improvements	82,933			82,933
Machinery and equipment	54,959			54,959
Furniture and fixtures	4,830			4,830
	149,517			149,517
Less: accumulated depreciation and amortization	(65,642)			(65,642)
	83,875			83,875
Marketable securities - Genmab	232,511			232,511
Investments in, and advances to, other partners	7,757			7,757
Segregated cash	2,036			2,036
Other assets	5,864			5,864
Total assets	$691,011		—	$691,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,408			$3,408
Accrued liabilities	32,834	(1)	$149	32,983
Deferred contract revenue - current	21,078			21,078
Total current liabilities	57,320		149	57,469
Deferred contract revenue — long-term	103,766			103,766
Other long-term liabilities	2,979			2,979
2.25% Convertible senior notes due May 15, 2011	150,000			150,000
Minority interest	9,983			9,983
Commitments and contingencies	—			—
Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—			—
Common stock. $.01 par value; 200,000,000 shares authorized; 111,773,230 shares issued and 111,687,930 shares outstanding at December 31, 2005 and 85,865,333 shares issued and 85,673,693 shares outstanding at December 31, 2004	1,122			1,122
Capital in excess of par value	950,225	(1)	468	950,693
Treasury stock, at cost, 85,300 shares in 2005 and 191,640 shares in 2004	(189)			(189)
Accumulated other comprehensive income	233,775			233,775
Accumulated deficit	(817,970	)(1)	(617)	(818,587)
Total shareholders’ equity	366,963	(1)	(149)	366,814
Total liabilities and shareholders’ equity	$691,011		—	$691,011

(1)          March 31, 2006 as reported amounts for accrued liabilities, capital in excess of par value, accumulated deficit and total shareholders’ equity include adjustments for the years 1996 through 2005.

	Three Months Ended March 31, 2006
	As Reported	Adjustments	As Restated

Contract and license revenues	$8,230		$8,230
Contract and license revenues from Genmab	392		392
Reimbursement of development costs	4,455		4,455
Total revenues	13,077		13,077
Costs and expenses:
Research and development	45,607	332	45,939
General and administrative	9,233	285	9,518
Total costs and expenses	54,840	617	55,457
Operating loss	(41,763)	(617)	(42,380)
Equity in net loss of affiliate	(1,037)		(1,037)
Interest and dividend income	3,251		3,251
Impairment loss on investments in partners	—		—
Interest expense	(1,055)		(1,055)
Minority interest—Celldex	1,607		1,607
Non-cash gain on loss of significant influence in Genmab	3,202		3,202
Loss before provision for income taxes	(35,795)	(617)	(36,412)
Provision for income taxes	222		222
Net loss	$(36,017)	$(617)	$(36,634)

Basic and diluted net loss per share:	$(0.32)	$(0.01)	$(0.33)
Weighted average common shares outstanding
—basic and diluted	112,213		112,213

	Three Months Ended March 31, 2006
	As Reported	Adjustments	As Restated

Operating activities:
Net loss	$(36,017)	$(617)	$(36,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,352		3,352
Amortization	545		545
Stock options and awards to employees	3,779	468	4,247
Non-cash revenue	(1,339)		(1,339)
Non-cash gain on loss of significant influence in Genmab	(3,202)		(3,202)
Equity in net loss of Genmab	1,037		1,037
Minority interest in net loss	(1,607)		(1,607)
Changes in operating assets and liabilities
Other current assets	874		874
Trade accounts payable	(1,531)		(1,531)
Accrued liabilities	3,611	149	3,760
Deferred contract revenue	(2,855)		(2,855)
Net cash used in operating activities	(33,353)	—	(33,353)
Investing activities:
Purchase of property and equipment	(1,742)		(1,742)
Increase in segregated cash	(3)		(3)
Purchase of marketable securities	—		—
Sales and maturities of marketable securities	47,295		47,295
Net cash provided by investing activities	45,550	—	45,550
Financing activities:
Cash received from sales of securities and exercise of stock options, net	2,635		2,635
Principal payments under capital lease obligations	(5)		(5)
Net cash provided by financing activities	2,630	—	2,630
Effect of exchange rate differences on cash and cash equivalents	466		466
Net increase in cash and cash equivalents	15,293		15,293
Cash and cash equivalents at beginning of period	90,602		90,602
Cash and cash equivalents at end of period	$105,895	—	$105,895

Non-cash investing and financing activities:
Unrealized gain on investment in Genmab	$232,511		$232,511

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$163		$163
Interest	$—		$—

	Three Months Ended March 31, 2005
	As Reported	Adjustments	As Restated

Contract and license revenues	$5,932		$5,932
Contract and license revenues from Genmab	600		600
Reimbursement of development costs	1,979		1,979
Total revenues	8,511		8,511
Costs and expenses:
Research and development	29,126	269	29,395
General and administrative	5,735	179	5,914
Total costs and expenses	34,861	448	35,309
Operating loss	(26,350)	(448)	(26,798)
Equity in net loss of affiliate	(1,657)		(1,657)
Interest and dividend income	2,508		2,508
Impairment loss on investments in partners	(20,264)		(20,264)
Interest expense	(1,075)		(1,075)
Loss before provision for income taxes	(46,838)	(448)	(47,286)
Provision for income taxes	58		58
Net loss	$(46,896)	$(448)	$(47,344)

Basic and diluted net loss per share:	$(0.44)	$(0.00)	$(0.44)
Weighted average common shares outstanding
—basic and diluted	106,999		106,999

	Three Months Ended March 31, 2005
	As Reported	Adjustments	As Restated

Operating activities:
Net loss	$(46,896)	$(448)	$(47,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,161		3,161
Amortization	1,874		1,874
Stock options and awards to employees	85	412	497
Equity in net loss of Genmab	1,657		1,657
Impairment losses on investments in partners	20,264		20,264
Changes in operating assets and liabilities
Other current assets	(4,697)		(4,697)
Trade accounts payable	(2,889)		(2,889)
Accrued liabilities	(13,713)	36	(13,677)
Deferred contract revenue	29,590		29,590
Net cash used in operating activities	(11,564)	—	(11,564)
Investing activities:
Purchase of property and equipment	(1,721)		(1,721)
Purchase of marketable securities	(56,108)		(56,108)
Sales and maturities of marketable securities	34,835		34,835
Net cash provided by investing activities	(22,994)	—	(22,994)
Financing activities:
Cash received from sales of securities and exercise of stock options, net	25,497		25,497
Deferred offering costs–Celldex	(234)		(234)
Net cash provided by financing activities	25,263	—	25,263
Net decrease in cash and cash equivalents	(9,295)		(9,295)
Cash and cash equivalents at beginning of period	64,843		64,843
Cash and cash equivalents at end of period	$55,548	—	$55,548

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$—		$—
Interest	$2,343		$2,343

10.                   Subsequent Events

In April 2006, the Company completed a public offering of 10 million shares of common stock at a public offering price of $11.75 per share resulting in net proceeds of approximately $111.3 million.  In May 2006, the Company announced that the underwriters had exercised in full their option to purchase a total of 1.5 million additional shares of common stock at the public offering price of $11.75 per share.  The Company expects to receive an additional $16.7 million of net proceeds upon closing of this additional purchase.  The exercise of the option to purchase the additional 1.5 million shares of common stock, resulting in estimated total net proceeds of approximately $128.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance. Statements that are not historical facts, including statements preceeded by, followed by, or that include the words “potential”; “believe”; “anticipate”; “intend”; “plan”; “expect”; “estimate”; “could”; “may”; or similar statements are forward-looking statements. Risks and uncertainties include risks associated with product discovery and development, uncertainties related to the outcome of clinical trials, unforeseen safety issues resulting from the administration of product candidates in patients, uncertainties associated with the collaborative process and uncertainties related to product manufacturing, as well as risks detailed from time to time in our periodic reports and registration statements filed with the SEC.  There can be no assurance that our product development efforts will succeed, that developed products will receive the required regulatory clearance or that, even if such regulatory clearance were received, such products would ultimately achieve commercial success.  All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof, and we do not assume any obligation to update any such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in “Item 5” of Part II below. References to our product candidates, business, financial results or financial condition should be considered to refer to us and our subsidiaries unless the context otherwise requires.

The discussion and analysis set forth in this Item 2 has been amended to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding the consolidated financial statements and in Note 9, “Restatement of Consolidated Financial Statements” in the notes to the consolidated financial statements of this Form 10-Q/A.  The impact of the adjustments for the three month periods ended March 31, 2006 and 2005 was to increase net loss by approximately $0.6 million and $0.4 million, respectively.   The impact of these adjustments was not significant to the Company’s operating results, trends, or liquidity for the three month periods ended March 31, 2006 and 2005.

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

Currently, 31 antibody product candidates generated from our UltiMAb Human Antibody Development System are in human clinical trials, or have had regulatory applications submitted for such trials(1) In 2006, we expect at least 11 Phase III clinical trials to be underway relating to five of the most advanced product candidates in which Medarex has an economic interest through co-promotion/profit sharing rights, royalties and/or equity ownership.  In addition, our partner Genmab A/S has announced that it expects to initiate multiple Phase III trials for two additional product candidates in 2006.  Four of the five product candidates currently in Phase III trials were generated through the use of our UltiMAb® technology and include:

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

We have a history of operating losses and may not achieve profitability. As of March 31, 2006, we had an accumulated deficit of approximately $818.6 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our product(s), invest in research, move forward with the development and prepare to commercialize our product(s). Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or delay, reduce or eliminate certain of our research and development programs.

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

Stock-Based Compensation Expense

Prior to January 1, 2006, we accounted for our 2005 Equity Incentive Plan, as amended (the “Plan”), under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  Other than the amounts discussed in Note 9 to the unaudited consolidated financial statements, no compensation expense was recorded in the financial statements for stock option grants, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the grant date.  Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under this transition method, compensation cost recognized in the first quarter of 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R).  Results for prior periods have not been restated as a result of the adoption of Statement 123(R).

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

Our results of operations for the three month period ended March 31, 2006 include incremental share-based compensation expense of approximately $4.2 million.  We expect that non-cash share-based compensation expense for 2006 will be approximately $17.0 million to $18.0 million based upon current outstanding awards and assumptions applied.  However, any significant  awards granted during the remainder of the year, required changes in the estimated forfeiture rates or significant changes in the market price of our stock could have an impact on this estimate.

As of March 31, 2006, the total unrecognized compensation cost related to non-vested stock options was approximately $30.4 million.  This cost is expected to be recognized over a weighted average period of 1.4 years.

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

Research and Development Expenses

Research and development expenses for our product candidates in development were $45.9 million and $29.4 million for the three month periods ended March 31, 2006 and 2005, respectively, an increase of $16.5 million, or 56%. Historically, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Three Months Ended March 31,
	2006	2005
Research	$17,912	$11,331
Product Development	28,027	18,064
Total	$45,939	$29,395

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

Product Development Costs

Product development costs for the three month period ended March 31, 2006 increased by $10.0 million, or 55% as compared to the three month period ended March 31, 2005.  The increase in product development costs primarily relates to the following:

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $9.5 million and $5.9 million for the three month periods ended March 31, 2006 and 2005, respectively, an increase of $3.6 million, or 61%. Approximately $2.0 million of the increase is attributable to the operations of Celldex Therapeutics, Inc. and approximately $1.4 million of the increase is related the adoption of SFAS No. 123(R), Share-Based Payment effective January 1, 2006 (see further discussion below). General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

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

Impairment Loss on Investments in Partners

We have investments in several partners whose securities are not publicly traded.  Because these securities are not publicly traded, the value of these investments is inherently more difficult to estimate than investments in publicly traded companies.  We recorded impairment charges of $0 and $20.3 million for the three month periods ended March 31, 2006 and 2005, respectively, related to investments in certain of our partners whose securities are not publicly traded.  The impairment charge for the three month period ended March 31, 2005 related entirely to our investment in IDM.  The amount of the impairment charge was calculated as the difference between (i) the estimated per share value expected to be received by IDM shareholders upon completion of its merger with Epimmune, Inc., a publicly traded company, which was announced on March 16, 2005 and completed in August 2005, and (ii) our carrying value.  Our investment in IDM was reclassified to marketable securities in the third quarter of 2005.  If we deem any of our investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments

Interest Expense

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

Item 4. Controls and Procedures

Special Investigation Committee Review into Stock Option Grant Practices and Restatement

As discussed in the Explanatory Note at the beginning of this Amended Quarterly Report on Form 10-Q/A and in Note 9 to the consolidated financial statements of this Amended Quarterly Report on Form 10-Q/A, in June 2006, the Company’s Board of Directors initiated an Investigation of the Company’s stock option grant practices from 1996 through June 30, 2006, which was conducted by the Special Investigation Committee.

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

•                  Documenting and assessing the design and operation of internal controls

•                  Segregating responsibilities, adding reviews and redefining roles and responsibilities

•                  Identifying key controls, developing test plans, and testing controls in the equity award granting and administration function

•                  Certifying stock administration and other controls for SOX Section 404 compliance in 2005 and 2004

Evaluation of Disclosure Controls and Procedures:  Our principal executive officer and principal financial officer reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this amended Quarterly Report on Form 10-Q/A.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be included in this Quarterly Report on Form 10-Q/A has been made known to them in a timely fashion.

Changes in Internal Controls Over Financial Reporting:   Such evaluation did not identify any significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II — Other Information

Item 1. Legal Proceedings

The following legal proceedings relating to the stock option review discussed in the Explanatory Note at the beginning of this Amended Report of Form 10-Q/A and Note 9 to the consolidated financial statements set forth herein were initiated after March 31, 2006.

The SEC is conducting an informal inquiry into our stock option grants and practices and related accounting.  In addition, we have received a subpoena from the U.S. Attorney’s Office, District of New Jersey, relating to the same matters.  We could be required to pay significant fines or penalties in connection with these regulatory inquiries.

In June 2006, two derivative actions were filed in New Jersey state court by shareholders purporting to act on behalf of Medarex, naming Medarex as a nominal defendant and certain current and former directors as defendants.  In November 2006 and in January 2007, three additional derivative complaints were filed in the United States District Court for the District of New Jersey, containing nearly identical factual allegations concerning Medarex’s historical stock option granting practices.  The complaints allege, among other things, that certain of Medarex’s officers and directors breached their fiduciary duties to the Company and violated federal securities laws in connection with public statements made in SEC filings relating to the Company’s historical stock option granting practices and related accounting.  The complaints seek unspecified damages and equitable relief.  These actions are in their preliminary stages.

In the ordinary course of our business, we are at times subject to various legal proceedings. Except as described above, we do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 1A. Risk Factors

As described in the Explanatory Note at the beginning of this Amended Report of Form 10-Q/A and Note 9 to the consolidated financial statements set forth herein, we have amended and restated our accumulated deficit as of March 31, 2006 and as of December 31, 2005 and our net loss for the three-month period ended March 31, 2006 and for the year ended December 31, 2005 in the following risk factor:

We have incurred large operating losses and we anticipate that these losses will continue.

We have incurred large operating losses and we anticipate that these losses will continue for the foreseeable future. In particular, as of March 31, 2006, we had an accumulated deficit of approximately $818.6 million. Our net losses were $148.0 million and $36.6 million for the year ended December 31, 2005 and the three-month period ended March 31, 2006, respectively. Our losses have resulted principally from:

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

In June 2006, two derivative actions were filed in New Jersey state court by shareholders purporting to act on behalf of Medarex, naming Medarex as a nominal defendant and certain current and former directors as defendants.  In November 2006 and in January 2007, three additional derivative complaints, were filed in the United States District Court for the District of New Jersey, containing nearly identical factual allegations concerning Medarex’s historical stock option granting practices.  The complaints allege, among other things, that certain of Medarex’s officers and directors breached their fiduciary duties to the Company and violated federal securities laws in connection with public statements made in SEC filings relating to the Company’s historical stock option granting practices and related accounting.  The complaints seek unspecified damages and equitable relief.  These actions are in their preliminary stages.  We could be required to pay significant damages in connection with this litigation.

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

MEDAREX, INC. (Registrant)

Date:	February 9, 2007	By:	/s/ IRWIN LERNER
Irwin Lerner Interim President and Chief Executive Officer (Principal Executive Officer)

Date:	February 9, 2007	By:	/s/ CHRISTIAN S. SCHADE
Christian S. Schade Senior Vice President Finance & Administration, Chief Financial Officer (Principal Financial and Accounting Officer)