Form 10-Q
period 2006-06-30
MEDAREX INC
filed 2007-02-09
CIK 874255

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐  No  ☒

Indicate by check ☒ whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check ☒ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 30, 2006
Common Stock, $.01 par value	124,244,059

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,020	$90,602
Marketable securities	282,204	260,705
Prepaid expenses and other current assets	18,713	31,608
Total current assets	440,937	382,915

Property, buildings and equipment:
Land	6,780	6,795
Buildings and leasehold improvements	84,690	82,338
Machinery and equipment	57,559	54,130
Furniture and fixtures	5,025	4,553
	154,054	147,816
Less accumulated depreciation and amortization	(69,478)	(61,832)
	84,576	85,984

Marketable securities - Genmab	232,650	—
Investment in Genmab	—	3,255
Investments in, and advances to, other partners	8,206	6,400
Segregated cash	2,052	2,033
Other assets	5,437	6,289
Total assets	$773,858	$486,876

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$3,071	$4,939
Accrued liabilities	33,229	29,371
Deferred contract revenue - current	20,457	20,872
Total current liabilities	56,757	55,182

Deferred contract revenue - long-term	100,704	106,827
Other long-term liabilities	3,517	4,032
2.25% Convertible senior notes due May 15, 2011	150,000	150,000
Minority interest	8,484	11,590

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 124,182,086 shares issued and 124,117,370 outstanding at June 30, 2006 and 111,773,230 shares issued and 111,687,930 outstanding shares outstanding at December 31, 2005	1,242	1,118
Capital in excess of par value	1,085,372	943,245
Treasury stock, at cost 64,716 shares in 2006 and 85,300 shares in 2005	(163)	(215)
Deferred compensation	—	(599)
Accumulated other comprehensive income (loss)	227,952	(2,351)
Accumulated deficit	(860,007)	(781,953)
Total shareholders’ equity	454,396	159,245
Total liabilities and shareholders’ equity	$773,858	$486,876

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(restated)		(restated)

Contract and license revenues	$5,785	$10,208	$14,015	$16,140
Contract and license revenues from Genmab	391	1,508	783	2,108
Reimbursement of development costs	5,631	6,821	10,086	8,800
Total revenues	11,807	18,537	24,884	27,048

Costs and expenses:
Research and development	48,036	36,015	93,974	65,410
General and administrative	10,158	6,369	19,676	12,283
Total costs and expenses	58,194	42,384	113,650	77,693
Operating loss	(46,387)	(23,847)	(88,766)	(50,645)

Equity in net loss of affiliate	—	—	(1,037)	(1,657)
Interest and dividend income	4,585	2,722	7,836	5,230
Impairment loss on investments in partners	—	(9,001)	—	(29,265)
Interest expense	(1,056)	(1,052)	(2,111)	(2,127)
Minority interest - Celldex	1,499	—	3,106	—
Non-cash gain on loss of significant influence in Genmab	—	—	3,202	—
Loss before provision for income taxes	(41,359)	(31,178)	(77,770)	(78,464)
Provision for income taxes	62	138	284	196
Net loss	$(41,421)	$(31,316)	$(78,054)	$(78,660)

Basic and diluted net loss per share:	$(0.34)	$(0.28)	$(0.67)	$(0.72)

Weighted average number of common shares outstanding
- basic and diluted	122,187	111,059	117,229	109,052

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2006	2005
		(restated)
Operating activities:
Net loss	$(78,054)	$(78,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,848	6,367
Amortization	1,729	1,883
Net bond (discount)/premium amortization	(1,806)	1,651
Stock options and awards to employees	9,014	1,062
Non cash revenue	(1,339)	—
Non-cash gain on loss of significant influence in Genmab	(3,202)	—
Equity in net loss of Genmab	1,037	1,657
Gain on sale of Land	(1)	—
Impairment losses on investments in partners and other assets	—	29,266
Minority interest in net loss	(3,106)	—
Changes in operating assets and liabilities
Other current assets	12,895	(16,217)
Trade accounts payable	(1,868)	(3,290)
Accrued liabilities	4,181	(16,116)
Deferred contract revenue	(6,538)	27,320
Net cash used in operating activities	(60,210)	(45,077)

Investing activities:
Purchase of property and equipment	(6,206)	(3,203)
Investment in partner	(500)	—
Proceeds from sale of Land	16
Increase in segregated cash	(19)	—
Purchase of marketable securities	(94,110)	(56,108)
Sales and maturities of marketable securities	76,415	69,517
Net cash provided by (used in) investing activities	(24,404)	10,206

Financing activities:
Cash received from sales of securities and exercise of stock options, net	132,937	26,981
Deferred offering costs - Celldex	—	(399)
Principal payments under capital lease obligations	(13)	(3)
Net cash provided by financing activities	132,924	26,579
Effect of exchange rate differences on cash and cash equivalents	1,108	—
Net increase (decrease) in cash and cash equivalents	49,418	(8,292)
Cash and cash equivalents at beginning of period	90,602	64,843
Cash and cash equivalents at end of period	$140,020	$56,551

Non-cash investing and financing activities:
Unrealized gain on investment in Genmab	$232,650	$—

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$284	$120
Interest	$1,694	$4,031

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

1.                             Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Medarex, Inc. and its subsidiaries (collectively, the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods ended June 30, 2006 and 2005.

The Company’s financial statements consolidate all of its subsidiaries, including those that it controls and those in which it holds a majority voting interest.  Medarex currently owns approximately 60% of the outstanding common stock of Celldex Therapeutics, Inc. (“Celldex”) (see Note 5).

Effective February 1, 2006, the Company ceased accounting for its investment in Genmab A/S (“Genmab”) under the equity method of accounting due to a reduction in ownership and a corresponding loss of significant influence (see Note 3).  The Company currently accounts for its investment in Genmab in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.  The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto, which are contained in our annual report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission, or SEC.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the following: (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

The Company has restated its consolidated financial statements for the three and six month periods ended June 30, 2005 to correct errors related to stock-based compensation not previously recorded for certain equity awards (see Note 2).

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

	Three and Six Months Ended June 30
	2006	2005
Convertible notes	10,936,935	10,936,935
Stock options	16,001,589	13,966,095
	26,938,524	24,903,030

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

The Company recorded no impairment charges related to investments in partners whose securities are publicly traded for the three and six month periods ended June 30, 2006 and three and six month periods ended June 30, 2005.  The Company recorded no impairment charges in partners whose securities are privately held for the three and month periods ended June 30, 2006.  The Company recorded $9.0 million and $29.3 million of impairment charges in partners whose securities are privately held for the three and six month periods ended June 30, 2005, respectively.  The impairment charge for the three and six month periods ended June 30, 2005 related entirely to the Company’s investment in Immuno-Design Molecules, S.A. (“IDM”).  The amount of the impairment charge was calculated as the difference between (i) the estimated per share value expected to be received by IDM shareholders upon completion of its merger with Epimmune, Inc. (“Epimmune”), and (ii) the Company’s carrying value.  In August 2005, Epimmune and IDM announced the completion of their business combination in which the surviving company, IDM Pharma, Inc. (“IDM Pharma”) became a publicly traded company.  If the Company deems any of its investments to be further impaired at the end of any future period, it may incur additional impairment charges on these investments.

Revenue Recognition

The Company receives payments from customers and partners, for licenses to its proprietary technology for product development, for services and from the achievement of product development milestones and from the sale of antibodies. These payments are generally non-refundable and are reported as deferred revenue until they are recognizable as revenue. The Company follows the following principles in recognizing revenue:

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

Recently Adopted Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock Issued to Employees.  Statement 123(R) requires a public company measure the cost of equity-based service awards based on the fair value of the award on its grant date.  All share-based payments to employees, including grants of employee stock options, are required to be recognized in the statement of operations based on their fair value.  The Company adopted Statement 123(R) on January 1, 2006 using the modified prospective transition method. (see Note 4).

2.                          Restatement of Consolidated Financial Statements

Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company concluded that certain of its previously issued financial statements should be restated to correct errors related to stock-based compensation not previously recorded for certain equity grants. Accordingly, for the years 1996 through 2002, the Company has corrected these errors by restating its beginning accumulated deficit as of January 1, 2003 and has restated its consolidated financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003 (see the Company’s amended Annual Report on Form 10-K/A for details of the restatement).  In addition, the Company has also restated its consolidated balance sheet as of March 31, 2006 and its consolidated statements of operations and cash flows for the three month periods ended March 31, 2006 and 2005 (see the Company’s amended Quarterly Report on Form 10-Q/A for details of the restatement). There was no impact on revenue or net cash used in operating activities for any period as a result of this compensation expense, nor was there any impact on income tax expense for any period given the Company’s sustained history of losses.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for all periods from 2000 up to and including September 30, 2005 affected by the restatements have not been amended and should not be relied upon.

In May 2006, the Company received a letter from the SEC informing the Company that the SEC was conducting an informal inquiry into the Company’s stock option grant practices and requesting certain information and documentation related thereto.  The Company also received a grand jury subpoena from the U.S. Attorney’s Office, District of New Jersey, requesting substantially similar information and documentation as the SEC had requested.

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

As a result of the findings of the Special Investigation Committee, management has concluded that incorrect measurement dates were used for financial accounting purposes for certain equity awards made in prior periods.  The Company recorded non-cash, stockbased compensation expense and related payroll tax liabilities with regard to past equity awards of approximately $0.5 million and $1.0 million for the three and six month periods ended June 30, 2005.  The effect of these adjustments was to increase previously reported basic and diluted net loss per share by $0.01 and for the six month period ended June 30, 2005.  The adjustments did not impact basic and diluted net loss per share for the three month period ended June 30, 2005.

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

Rank and File Employee Annual Equity Awards

Rank and file employees generally received equity awards on an annual basis (although the dates of such awards varied from year to year).  The designated grant dates for such awards were the same as officer annual equity awards with the exception of one date where the grant of annual equity awards to rank and file employees occurred approximately one month after the date of the officers annual equity award.  During the period from 1996 through July 2002, on an annual basis, management would allocate a pool of stock options previously discussed with and agreed to by the Chairman of the Stock Option Committee to individual employees.  Once the allocation of the total awards was finalized by management, a UWC was prepared (which included the selected grant date and exercise price) and forwarded to the Stock Option Committee for execution. Attached to the UWC was a list of the optionees and the number of options allocated by management to the optionees.  The Stock Option Committee rarely discussed individual rank and file employee equity awards, leaving it to management to make such allocations since it was generally understood that the allocation process was delegated to management and it was also generally understood that it was management’s responsibility to perform this function.  The Stock Option Committee did not dispute, challenge or question management’s allocations of any of the annual equity awards to rank and file employees.  The Company has concluded that the appropriate measurement date for rank and file annual equity awards is the UWC creation date as both the exercise price and number of equity awards for each employee were known with finality at such date.

For all rank and file annual equity awards, of which there were six, during the relevant period, a total of approximately 3.1 million stock options and/or stock awards were made where the price of the Company’s stock on the accounting measurement date was higher than the award’s exercise price.  Five grants had the same exercise price as the officers annual equity awards described above, however, the accounting measurement date was always later than the accounting measurement date for officer annual equity awards since the process of allocating the pool of options granted to rank and file employees was typically finalized a few weeks after the exercise price was determined.  The remaining designated grant date had a different exercise price as this equity award occurred approximately one month after the date of the officers annual award.  The Company determined the total stock based compensation expense, after accounting for forfeitures, associated with all rank and file annual awards was approximately $15.2 million during the relevant period.

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

The following set forth the effects of the restatement on the Company’s consolidated statements of operations for the three and six month periods ended June 30, 2005 and consolidated statement of cash flows for the six month period ended June 30, 2005:

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Total revenues	$18,537		$18,537	$27,048		$27,048
Costs and expenses:
Research and development	35,751	$264	36,015	64,877	$533	65,410
General and administrative	6,117	252	6,369	11,852	431	12,283
Total costs and expenses	41,868	516	42,384	76,729	964	77,693
Operating loss	(23,331)	(516)	(23,847)	(49,681)	(964)	(50,645)
Equity in net loss of affiliate	—		—	(1,657)		(1,657)
Interest and dividend income	2,722		2,722	5,230		5,230
Impairment loss on investment in partners	(9,001)		(9,001)	(29,265)		(29,265)
Interest expense	(1,052)		(1,052)	(2,127)		(2,127)
Loss before provision for income taxes	(30,662)	(516)	(31,178)	(77,500)	(964)	(78,464)
Provision for income taxes	138		138	196		196
Net loss	$(30,800)	$(516)	$(31,316)	$(77,696)	$(964)	$(78,660)
Basic and diluted net loss per share	$(0.28)	$(0.00)	$(0.28)	$(0.71)	$(0.01)	$(0.72)
Weighted average common shares outstanding—basic and diluted	111,059		111,059	109,052		109,052

	Six Months Ended June 30, 2005
	As Reported	Adjustments	As Restated

Operating activities:
Net loss	$(77,696)	$(964)	$(78,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,367		6,367
Amortization	3,534		3,534
Stock options and awards to employees	169	893	1,062
Equity in net loss of Genmab	1,657		1,657
Impairment losses on investments in partners	29,266		29,266
Changes in operating assets and liabilities
Other current assets	(16,217)		(16,217)
Trade accounts payable	(3,290)		(3,290)
Accrued liabilities	(16,187)	71	(16,116)
Deferred contract revenue	27,320		27,320
Net cash used in operating activities	(45,077)	—	(45,077)
Investing activities:
Purchase of property and equipment	(3,203)		(3,203)
Purchase of marketable securities	(56,108)		(56,108)
Sales and maturities of marketable securities	69,517		69,517
Net cash provided by investing activities	10,206	—	10,206
Financing activities:
Cash received from sales of securities and exercise of stock options, net	26,981		26,981
Deferred offering costs - Celldex	(399)		(399)
Principal payments under lease obligations	(3)		(3)
Net cash provided by financing activities	26,579	—	26,579
Net decrease in cash and cash equivalents	(8,292)		(8,292)
Cash and cash equivalents at beginning of period	64,843		64,843
Cash and cash equivalents at end of period	$56,551	—	$56,551

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$120		$120
Interest	$4,031		$4,031

3.                             Investments in Genmab

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

On February 1, 2006, Genmab completed the private placement of 5.75 million shares of its stock.  As a result of this private placement, the Company’s ownership percentage of Genmab was reduced to approximately 18.9%. As a result of a decrease in the Company’s ownership below 20%, on February 1, 2006 the Company began accounting for its investment in Genmab as a marketable security in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities.  The Company’s investment in Genmab is classified as non-current marketable securities in the Company’s June 30, 2006 consolidated balance sheet.  Accounting for the Company’s investment in Genmab as a marketable security in accordance with SFAS No. 115 resulted in an unrealized gain of approximately $232.6 million as of June 30, 2006.  Such unrealized gain is also included within accumulated other comprehensive income classified within shareholders’ equity in the June 30, 2006 consolidated balance sheet.

In addition, the Company recorded a non-cash gain on loss of significant influence in Genmab for the six month period ended June 30, 2006 of $3.2 million in accordance with FASB Staff Position APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence (FSP APB 18-1).  As a result of Genmab’s private placement of 5.75 million shares of its stock in February 2006 and the corresponding reduction of the Company’s ownership percentage below 20%, the Company’s net foreign translation gains of approximately $5.4 million associated with its investment in Genmab and reflected in accumulated other comprehensive income as of December 31, 2005 was first offset against the remaining carrying value of its investment in Genmab ($2.2 million) reducing the Company’s investment in Genmab to zero with the remaining balance ($3.2 million) recorded as a non-cash gain in the consolidated statement of operations for the six month period ended June 30, 2006.

4.                              Equity-Based Compensation

The Company’s stock awards are governed by its 2005 Equity Incentive Plan, as amended (the “Plan”).  The exercise price of stock options under the Plan is determined by the Compensation and Organization Committee of the Board of Directors of the Company (the “Committee”) and may not be less than the fair market value of a share of the Company’s common stock on the grant date.  No incentive stock option is exercisable after 10 years from the grant date. As of June 30, 2006, a total of 9,621,180 shares were available for future grants under the Plan.

Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  Other than the amounts discussed in Note 2, no compensation expense was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004 related to stock option grants, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the grant date.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under this transition method, compensation cost recognized for the three and six month periods ended June 30, 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated as a result of the adoption of Statement 123(R).

The following table illustrates the impact of equity-based compensation on reported amounts:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As reported	Impact of Equity-Based Compensation	As reported	Impact of Equity-Based Compensation
Net loss	$(41,421)	$(4,662)	$(78,054)	$(9,014)
Basic and diluted net loss per share	$(0.34)	$(0.04)	$(0.67)	$(0.08)

The total stock-based compensation cost relating to Statement 123(R) for the three month period ended June 30, 2006 has been included in the consolidated statement of operations within research and development expenses ($2.4 million) and general and administrative expenses ($2.3 million).  The total stock-based compensation cost relating to Statement 123(R) for the six month period ended June 30, 2006 has been included in the consolidated statement of operations within research and development expenses ($4.7 million) and general and administrative expenses ($4.3 million).

The following summarizes all stock option transactions for the Company under the Plan for the period from January 1, 2006 through June 30, 2006.

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	16,803,728	$8.47
Granted	260,618	$13.44
Exercised	(777,044)	$4.96
Canceled	(285,713)	$6.59
Outstanding at end of period	16,001,589	$8.76	7.0 years	$40,545

Exercisable at end of period	9,927,119	$8.95	6.0 years	$31,109

Vested and unvested expected to vest at June 30, 2006	15,771,730	$8.68	6.9 years	$39,873

The weighted-average grant-date fair value of options granted during the six month periods ended June 30, 2006 and 2005 were $9.61 and $6.31, respectively.  The aggregate intrinsic value of options exercised during these same periods was $6.1 million and $1.6 million, respectively.  The grant-date fair value of shares which vested during the six month periods ended June 30, 2006 and 2005 was $9.4 million and $9.5 million, respectively.  Cash proceeds from stock options exercised during the six month periods ended June 30, 2006 and 2005 totaled $3.9 million and $1.3 million, respectively.

The fair value of each option grant is estimated using the Black-Scholes option pricing method.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (4 years).  Use of a valuation model requires management to make certain assumptions with respect to selected model inputs.  Expected volatility was calculated based on the historical volatility of the Company’s common stock.  The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant.  Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.  The Company is currently using an estimated forfeiture rate of 11.8%.  The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Expected stock price volatility	81.9%	98.8%	83.4%	98.8%
Risk-free interest rate	5.11%	3.96%	4.98%	3.96%
Expected life of options	6.25	6.25	6.25	6.25
Expected dividend yield	0%	0%	0%	0%

As of June 30, 2006, the total unrecognized compensation cost related to non-vested stock options was approximately $27.3 million.  This cost is expected to be recognized over a weighted average period of 1.4 years.

Fair Value Disclosures – Prior to Adopting SFAS 123(R)

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Option No. 25, as permitted by SFAS No. 123, and accordingly, except for the options discussed in Note 2, did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant.  Had the fair value based method as prescribed by SFAS No. 123 been applied by the Company, the effect on net loss and loss per share for the three and six months ended June 30, 2005 would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(restated)	(restated)
Net loss, as reported	$(31,316)	$(78,660)
Add: Non-cash employee compensation	565	1,062
Less: Total stock-based employee compensation expense determined under fair value method	(3,532)	(7,214)
Net loss, pro forma	$(34,283)	$(84,812)
Loss per share:
Basic and diluted, as reported	$(0.28)	$(0.72)
Basic and diluted, pro forma	$(0.31)	$(0.78)

Deferred Compensation

The Company maintains deferred compensation programs, under which each of the Company’s executive officers elected to have a portion of his 2005, 2004 and 2003 bonuses, which were otherwise payable in cash, converted to restricted stock units representing shares of the Company’s common stock. Participants in the deferred compensation programs could elect to defer up to 50% of their respective bonuses. The number of restricted stock units awarded upon such conversion was determined by dividing (i) the amount of the bonus to be converted by (ii) the fair market value of the Company’s common stock on the grant date. Participants in the deferred compensation programs elected to defer receipt of the common stock portion of their bonuses until the earlier of three years from the grant date or the participant’s termination from the Company. The bonus portion deferred by each of the participants is matched on a 1:1 basis by the Company and 25% of the match vested as of the respective grant dates. So long as a participant remains employed by the Company, an additional 25% of the Company’s matching contribution vests on each anniversary of the respective grant dates for the next three years. All benefits under each of the deferred compensation programs are distributed in separate payments and will be paid exclusively in the form of shares of the Company’s common stock. The Company’s matching contribution was approximately $0.1 million and $0.1 million for the three month periods ended June 30, 2006 and 2005, respectively and $0.2 million and $0.2 million for the six month periods ended June 30, 2006 and 2005, respectively.

5.                          Celldex Therapeutics, Inc.

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

6.                          Bristol-Myers Squibb Collaboration

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

As part of the collaboration, the two companies committed to an initial multi-year budget of approximately $192.0 million to fund the development of ipilimumab as a potential treatment for a broad range of cancers. BMS is responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of product candidates intended solely for regulatory approval in the United States, and BMS will be fully responsible for all development efforts that relate solely to regulatory approval in Europe and other parts of the world. Approximately $4.5 million and $6.4 million of the Company’s revenue for the three month periods ended June 30, 2006 and 2005 and approximately $7.8 million and $8.4 million of the Company’s revenue for the six month periods ended June 30, 2006 and 2005 represented the reimbursement of the Company’s costs associated with the development of ipilimumab recorded in compliance with EITF 99-19.  The Company’s share of the BMS development costs for the three month periods ended June 30, 2006 and 2005 was approximately $8.1 million and $0.4 million, respectively and the Company’s share of the BMS development costs for the six month periods ended June 30, 2006 and 2005 was approximately $11.6 million and $0.6 million, respectively.

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

7.              Public Offering of Common Stock

In April 2006, the Company completed a public offering of 10 million shares of common stock at a public offering price of $11.75 per share.  In May 2006, the underwriters exercised in full their option to purchase an additional 1.5 million shares of common stock at the public offering price of $11.75 per share.  The exercise of the option to purchase the additional 1.5 million shares increased the size of the public offering to a total of 11.5 million shares of common stock resulting in net proceeds to the Company of approximately $128.0 million.

8.                                      Legal Proceedings

Derivative Shareholder Lawsuits

In June 2006, two derivative actions were filed in New Jersey state court by shareholders purporting to act on behalf of Medarex, naming Medarex as a nominal defendant and certain current and former directors as defendants.  In November 2006 and January 2007, three additional derivative complaints, were filed in the United States District Court for the District of New Jersey, containing nearly identical factual allegations concerning Medarex’s historical stock option granting practices.  The complaints allege, among other things, that certain of Medarex’s officers and directors breached their fiduciary duties to the Company and violated federal securities laws in connection with public statements made in SEC filings relating to the Company’s historical stock option granting practices and related accounting.  The complaints seek unspecified damages and equitable relief.  These actions are in their preliminary stages.  We could be required to pay significant damages in connection with this litigation.

The Company is unable to reasonably estimate any possible range of loss or liability associated with the stock option inquiry and/or derivative suits due to their uncertain resolution.

9.                             Contingencies

Ability Biomedical Corporation

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

Kirin Brewery Co., Ltd.

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

Through June 30, 2006, the Company has not made any milestone payments to Kirin. However, approximately $2.8 million has been paid to Kirin as of June 30, 2006 representing a payment due Kirin as a result of the Company’s collaboration with Pfizer. Based on a total of three products the Company is developing, which use or the Company believes may use Kirin technology and that (i) are currently in clinical trials, or (ii) the Company anticipates may enter clinical trials through the end of 2007, the Company may be required to make milestone payments to Kirin aggregating up to approximately $12.75 million with respect to such products, or a maximum of approximately $4.25 million per product. The Company’s future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

Other Agreements

The Company has entered into a number of other agreements that contain in-licenses of third-party technology (in addition to Kirin) which may be used together with the Company’s own platform technologies for the generation, development and/or manufacture of its antibody products. In addition, the Company has entered into other third-party agreements that contain in-licenses associated with antibody products that target specific antigens. Many of these agreements contain milestones payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of the Company’s products currently under development trigger such milestone payments. Through June 30, 2006, the Company had made milestone payments under these agreements of approximately $0.3 million. In addition, under the agreements the Company currently has in place (other than with Kirin), based on a total of nine products the Company is developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which the Company anticipates may enter clinical trials before the end of 2007, the Company may be obligated to make future milestone payments aggregating up to approximately $59.9 million with respect to such products. In general, potential milestone payments for antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these milestone payments per product include:

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

Stock Option Grant Practices

In conjunction with the review of the Company’s stock option grant practices, the Company has also evaluated the related tax issues to determine if the Company may be subject to additional tax liability as a result of the matters under review.  As a result of the additional stock-based compensation charges, the Company may be entitled to additional tax deductions.  The Company has net operating loss carryforwards, which may be affected, however, the Company has a full valuation allowance against its deferred tax assets and, as a result, do not expect any material impact on its financial position and results of operations.  In addition, due to revision of measurement dates as described in Note 2, certain stock options that were previously treated as incentive stock options do not actually qualify for such treatment and must be treated as non-statutory stock options.  Accordingly, the Company may be subject to fines and/or penalties relating to the tax treatment of such stock options.  The Company believes that any additional tax liability as a result of the matters under review, if any, is not expected to have a material impact on the Company’s financial position or results of operations.

The SEC is conducting an informal inquiry into our historical stock option grants and practices and related accounting and disclosures.  In addition, the United States Attorney’s Office for the District of New Jersey is conducting a grand jury investigation relating to the same matters.  At the conclusion of the SEC’s informal inquiry, and the U.S. Attorney’s Office investigation, the Company could be subject to regulatory or other fines or penalties or other contingent liabilities, however, no outcome is determinable at this time.

10.                   Comprehensive Income (Loss)

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

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
		(restated)		(restated)

Net loss	$(41,421)	$(31,316)	$(78,054)	$(78,660)
Unrealized gain (loss) on securities	(6,413)	904	234,648	393
Unrealized (loss) gain on foreign exchange	590	—	(4,344)	5
Total comprehensive income (loss)	$(47,244)	$(30,412)	$152,250	$(78,262)

Accounting for the Company’s investment in Genmab as a marketable security in accordance with SFAS No. 115 has resulted in an unrealized gain of approximately $232.6 million as of June 30, 2006.  Such unrealized gain is also included within accumulated other comprehensive income classified within shareholders’ equity in the June 30, 2006 consolidated balance sheet.

11.          Segment Information

The Company is a biopharmaceutical company focused on the discovery, development and potential commercialization of fully human antibody-based therapeutic products. The operations of the Company and its subsidiaries constitute one business segment.

Revenue from customers representing 10% or more of total revenues is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Customer	2006	2005	2006	2005
Bristol-Myers Squibb	46%	39%	38%	36%
Diatos SA	—	—	10%	—
Pfizer	21%	13%	20%	17%
Centocor, Inc.	—	22%	—	15%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance. Statements that are not historical facts, including statements preceeded by, followed by, or that include the words “potential”; “believe”; “anticipate”; “intend”; “plan”; “expect”; “estimate”; “could”; “may”; or similar statements are forward-looking statements. Risks and uncertainties include risks associated with product discovery and development, uncertainties related to the outcome of clinical trials, unforeseen safety issues resulting from the administration of product candidates in patients, uncertainties associated with the collaborative process and uncertainties related to product manufacturing, as well as risks detailed from time to time in our periodic reports and registration statements filed with the SEC.  There can be no assurance that our product development efforts will succeed, that developed products will receive the required regulatory clearance or that, even if such regulatory clearance were received, such products would ultimately achieve commercial success.  All forward-looking statements included in this Quarterly Report are based on information available to us as of the date hereof, and we do not assume any obligation to update any such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in “Item 1A” of Part II below. References to our product candidates, business, financial results or financial condition should be considered to refer to us and our subsidiaries unless the context otherwise requires.

The discussion and analysis set forth in this Item 2 has been amended to reflect the restatement of the Company’s financial results, which is more fully described in Note 2, “Restatement of Consolidated Financial Statements” in the notes to the consolidated financial statements of this Form 10-Q.  The impact of the adjustments for the three and six month periods ended June 30, 2005 was to increase net loss by approximately $0.5 million and $1.0 million, respectively.   The impact of these adjustments was not significant to the Company’s operating results, trends, or liquidity for the three or six month periods ended June 30, 2005.

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

Currently, 36 antibody product candidates generated from our UltiMAb Human Antibody Development System are in human clinical trials, or have had regulatory applications submitted for such trials(1). Phase III clinical trials are currently underway relating to seven of the most advanced product candidates in which Medarex has an economic interest through co-promotion/profit sharing rights, royalties and/or equity ownership.  Six of the seven product candidates currently in Phase III trials were generated through the use of our UltiMAb® technology and include:

•                  ipilimumab (also known as MDX-010), which we are developing jointly with Bristol-Myers Squibb Company, or BMS, for the treatment of metastatic melanoma and other cancers;

(1) Information regarding the clinical status of third-party antibody products is based on publicly available information.

•                  golimumab (also known as CNTO 148) under development by Centocor, Inc., or Centocor (a subsidiary of Johnson & Johnson), for the treatment of rheumatoid arthritis, psoriatic arthritis and ankylosing spondylitis;

•                  CNTO 1275 for the treatment of psoriasis, also under development by Centocor;

•                  zanolimumab (also known as HuMax-CD4), being developed by Genmab A/S, or Genmab, and Merck Serono S.A. for the treatment of T-cell lymphomas;

•                  ofatumumab (also known as HuMax-CD20), being developed by Genmab and GlaxoSmithKline for the treatment of follicular non-Hodgkin’s lymphoma and chronic lymphocyte leukemia; and

•                  zalutumumab (also knowns as HuMax-EGFr), being development by Genmab for the treatment of head and neck cancer.

The seventh product candidate currently in Phase III trials in which we have an economic interest is CP-675,206, which is being developed by Pfizer, Inc., or Pfizer, for the treatment of metastatic melanoma.  We expect to receive double-digit royalties on sales of this product, should commercialization occur.

Medarex is committed to building value by developing a diverse pipeline of antibody products to address the world’s unmet healthcare needs.  In addition to the antibody candidates currently in Phase III trials, multiple product candidates in Phase II, Phase I and preclinical testing are being developed by Medarex either alone, jointly with, or separately by our partners, including Amgen, Inc., BMS, Centocor, Eli Lilly and Company, Genmab, ImClone Systems Incorporated, MedImmune, Inc., Novartis Pharma AG, Novo Nordisk A/S, Pfizer and Schering-Plough Corporation.  We believe that through the broad use of our UltiMAb technology, we are leveraging our efforts and our partners’ efforts to create, develop and potentially commercialize innovative treatments for a wide range of diseases.

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

We have a history of operating losses and may not achieve profitability. As of June 30, 2006, we had an accumulated deficit of approximately $860.0 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our product(s), invest in research, move forward with the development and prepare to commercialize our product(s). Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or delay, reduce or eliminate certain of our research and development programs.

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

Revenue Recognition

We receive payments from our customers and partners for licenses to our proprietary technology, for product development services, from the achievement of product development milestones and for the sale of antibodies. These payments are generally non-refundable and are reported as deferred revenue until they are recognizable as revenue. We follow the following principles in recognizing revenue:

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

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities in the current assets section of our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded (other than Genmab) was approximately 2.3% and 2.6% of total marketable securities as of June 30, 2006 and December 31, 2005, respectively.

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, our marketable securities are classified as available-for-sale securities and are carried at fair value. Marketable securities will include those securities of debt and publicly traded equity securities. These securities including shares of Genmab trade on listed exchanges; therefore, fair value is readily available. These securities are also subject to an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Under our accounting policy, a decline in the value of our investments is deemed to be other than temporary and such investments are generally considered to be impaired if their value is less than our cost basis for more than six (6) months, or some other applicable period in light of the facts and circumstances surrounding the investments.

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in a separate line item in our consolidated balance sheet entitled “Investments in, and advances to, other partners” and were approximately $8.2 million as of June 30, 2006. These securities are carried at original investment cost and adjusted for other than temporary impairment charges, if any. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, management of these companies, such companies’ financial statements, and other external sources.  Specifically, our determination of any potential impairment of the value of the securities of privately held companies includes an analysis of the following for each such privately held company on a periodic basis:  review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives.  Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

Future adverse changes in market conditions or adverse changes in financial condition and/or operating results of the companies in which we invest that may not be reflected in an investment’s current carrying value may also require an impairment charge in the future.

Stock-Based Compensation Expense

Prior to January 1, 2006, we accounted for our 2005 Equity Incentive Plan, as amended (the “Plan”), under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  Other than the amounts discussed in Note 2 to the unaudited consolidated financial statements, no compensation expense was recorded in the financial statements for stock option grants, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the grant date.  Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under this transition method, compensation cost recognized in 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R).  Results for prior periods have not been restated as a result of the adoption of Statement 123(R).

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

Our results of operations for the six month period ended June 30, 2006 include incremental share-based compensation expense of approximately $9.0 million.  We expect that non-cash share-based compensation expense for 2006 will be approximately $17.0 million to $18.0 million based upon current outstanding awards and assumptions applied.  However, any significant awards granted during the remainder of the year, required changes in the estimated forfeiture rates or significant changes in the market price of our stock could have an impact on this estimate.

As of June 30, 2006, the total unrecognized compensation cost related to non-vested stock options expected to vest was approximately $27.3 million.  This cost is expected to be recognized over a weighted average period of 1.4 years.

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

Results of Operations

Three months ended June 30, 2006 and 2005 (Restated)

Contract and License Revenues

Contract and license revenues totaled $5.8 million and $10.2 million for the three month periods ended June 30, 2006 and 2005, respectively, a decrease of $4.4 million, or 43%. This decrease relates principally to $4.0 million in milestone payments received in 2005 from our contract and licensing business. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $0.4 million and $1.5 million for the three month periods ended June 30, 2006 and 2005, respectively, a decrease of $1.1 million, or 74%. This decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in the second quarter of 2006 as compared to the second quarter of 2005.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”).  Reimbursement of development costs totaled $5.6 million and $6.8 million for the three month periods ended June 30, 2006 and 2005, respectively, a decrease of $1.2 million, or 17%. This decrease relates principally to the development of ipilimumab with Bristol-Myers Squibb Company, or BMS.

Research and Development Expenses

Research and development expenses for our product candidates in development were $48.0 million and $36.0 million for the three month periods ended June 30, 2006 and 2005, respectively, an increase of $12.0 million, or 33%. Historically, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Three Months Ended June 30,
	2006	2005
Research	$15,798	$12,399
Product Development	32,238	23,616
Total	$48,036	$36,015

Research Costs

Research costs for the three month period ended June 30, 2006 increased by $3.4 million, or 27%, as compared to the three month period ended June 30, 2005. The increase in research costs primarily relates to the following:

•                              Personnel costs for the three month period ended June 30, 2006 were $5.2 million, an increase of $1.4 million, or 38%, as compared to the three month period ended June 30, 2005. Approximately $0.8 million of the increase is the result of the adoption of SFAS No. 123(R), Share-Based Payment effective January 1, 2006 (see further discussion below). In addition, the increase reflects additional staff needed to support higher levels of new product development opportunities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners.  Personnel costs include salary, benefits, stock based compensation, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our research activities.

•                              Facility costs for the three month period ended June 30, 2006 were $2.8 million, an increase of $0.9 million, or 45%, as compared to the three month period ended June 30, 2005. The increases in facility costs primarily relates to property taxes and maintenance costs.  Facility costs include depreciation, utilities, maintenance, property taxes and other related expenses. We expect to incur increased facility costs as a result of increased energy costs and continued capital expansion.

Product Development Costs

Product development costs for the three month period ended June 30, 2006 increased by $8.6 million, or 37% as compared to the three month period ended June 30, 2005.  The increase in product development costs primarily relates to the following:

•                              Our share of partners’ product development costs for the three month period ended June 30, 2006 was $8.9 million, an increase of $8.3 million, as compared to the three month period ended June 30, 2005. These costs primarily represent our share (35%) of the BMS costs for the development of ipilimumab.  We expect our 35% share of BMS’s costs related to the development of ipilimumab to increase in the future as BMS continues to increase its development activities related to ipilimumab.

•                              Personnel costs for the three month period ended June 30, 2006 were $9.0 million, an increase of $2.5 million, or 37%, as compared to the three month period ended June 30, 2005. Approximately $1.5 million of the increase is the result of the adoption of SFAS No. 123(R), Share-Based Payment effective January 1, 2006 (see further discussion below).  In addition, this increase reflects increased staff needed to support more extensive clinical trial activities for ipilimumab. Personnel costs include salary, benefits, stock based compensation, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to expand our product development activities to further progress our products through clinical trials.

•                              Contract manufacturing costs for the three month period ended June 30, 2006 were $1.1 million, a decrease of $4.3 million, or 79%, as compared to the three month period ended June 30, 2005. This decrease in third party contract manufacturing costs primarily represents production and packaging expenses related to clinical trials of MDX-060.

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $10.2 million and $6.4 million for the three month periods ended June 30, 2006 and 2005, respectively, an increase of $3.8 million, or 59%. Approximately $2.2 million of the increase is attributable to the operations of Celldex Therapeutics, Inc., or Celldex; approximately $1.9 million of the increase is related the adoption of SFAS No. 123(R), Share-Based Payment effective January 1, 2006 (see further discussion below); and approximately $1.0 million of the increase is related to fees associated with the Company’s Investigation of its prior stock option grant practices (see further discussion under Legal Proceedings in Part II). General and administrative expenses are expected to increase in the future as our products are developed and as we expand our business activities.

Interest and Dividend Income

Interest and dividend income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income was $4.6 million and $2.7 million for the three month periods ended June 30, 2006 and 2005, respectively, an increase of $1.9 million, or 68%.  The increase primarily reflects higher interest rates earned on our investment portfolio.  In addition, we have higher interest and dividend income in 2006 as the result of higher average cash balances reflecting the proceeds received (approximately $128.0 million) from our April 2006 public offering of 11.5 million shares of common stock.  See further explanation under the section entitled Liquidity and Capital Resources.

Impairment Loss on Investments in Partners

We have investments in several partners whose securities are not publicly traded.  Because these securities are not publicly traded, the value of these investments is inherently more difficult to estimate than investments in publicly traded companies.  We recorded impairment charges of $0 and $9.0 million for the three month periods ended June 30, 2006 and 2005, respectively, related to investments in certain of our partners whose securities are not publicly traded.  The impairment charge for the three month period ended June 30, 2005 related entirely to our investment in IDM Pharma, Inc., or IDM.  The amount of the impairment charge was calculated as the difference between (i) the estimated per share value expected to be received by IDM shareholders upon completion of its merger with Epimmune, Inc., or Epimmune, a publicly traded company, which was announced on March 16, 2005 and completed in August 2005, and (ii) our carrying value.  Our investment in IDM was reclassified to marketable securities in the third quarter of 2005.  If we deem any of our investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments

Interest Expense

Interest expense for the three month periods ended June 30, 2006 and 2005 relates primarily to interest and amortization of issuance costs on our 2.25% Convertible Senior Notes issued in May 2004. Interest expense was $1.1 million and $1.1 million for the three month periods ended June 30, 2006 and 2005, respectively.

Minority Interest—Celldex

Minority interest in loss of Celldex for the three month period ended June 30, 2006 of $1.5 million represents 40% of Celldex’s net loss for the second quarter of 2006. Prior to October 12, 2005, we owned 100% of the outstanding capital stock of Celldex. As a result of certain acquisitions in October of 2005 by Celldex, our ownership percentage was reduced from 100% to approximately 60%. Celldex’s results of operations for 2006 have been consolidated for reporting purposes, and the $1.5 million (the portion of Celldex’s net loss for the three month period ended June 30, 2006 not attributable to us) is recorded as a reduction of our expenses.

Six months ended June 30, 2006 and 2005 (Restated)

Contract and License Revenues

Contract and license revenues totaled $14.0 million and $16.1 million for the six month periods ended June 30, 2006 and 2005, respectively, a decrease of $2.1 million, or 13%. This decrease relates principally to $4.0 million in milestone payments received in 2005 from our contract and licensing business which we did not receive in 2006. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $0.8 million and $2.1 million for the six month periods ended June 30, 2006 and 2005, respectively, a decrease of $1.3 million, or 63%. This decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in the first half of 2006 as compared to the first half of 2005.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”).  Reimbursement of development costs totaled $10.1 million and $8.8 million for the six month periods ended June 30, 2006 and 2005, respectively, an increase of $1.3 million, or 15%. This increase relates principally to the development of MDX-1106 with Ono Pharmaceuticals Co. Ltd.

Research and Development Expenses

Research and development expenses for our product candidates in development were $94.0 million and $65.4 million for the six month periods ended June 30, 2006 and 2005, respectively, an increase of $28.6 million, or 44%. Historically, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Six Months Ended June 30,
	2006	2005
Research	$33,762	$23,805
Product Development	60,212	41,605
Total	$93,974	$65,410

Research Costs

Research costs for the six month period ended June 30, 2006 increased by $10.0 million, or 42%. as compared to the six month period ended June 30, 2005. The increase in research costs primarily relates to the following:

•                              License and technology access fees for the six month period ended June 30, 2006 were $7.4 million, an increase of $4.2 million, or 135%, as compared to the six month period ended June 30, 2005.  Increases and decreases in license and technology access fees are primarily the result of the timing of the payments due under such agreements. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaboration and license agreements. Included in the 2006 costs are payments to certain companies and research and academic institutions and other entities for licenses to certain technologies for which no comparable payments were made in 2005.

•                              Personnel costs for the six month period ended June 30, 2006 were $10.5 million, an increase of $3.0 million, or 40%, as compared to the six month period ended June 30, 2005. Approximately $1.6 million of the increase is the result of the adoption of SFAS No. 123(R), Share-Based Payment effective January 1, 2006 (see further discussion below). In addition, the increase reflects additional staff needed to support higher levels of new product development opportunities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners.  Personnel costs include salary, benefits, stock based compensation, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our research activities.

•                              Facility costs for the six month period ended June 30, 2006 were $5.6 million, an increase of $1.4 million, or 34%, as compared to the six month period ended June 30, 2005. The increases in facility costs primarily relates to property taxes and maintenance costs.  Facility costs include depreciation, utilities, maintenance, property taxes and other related expenses. We expect to incur increased facility costs as a result of increased energy costs and continued capital expansion.

Product Development Costs

Product development costs for the six month period ended June 30, 2006 increased by $18.6 million, or 45% as compared to the six month period ended June 30, 2005.  The increase in product development costs primarily relates to the following:

•                              Our share of partners’ product development costs for the six month period ended June 30, 2006 was $12.6 million, an increase of $11.8 million, as compared to the six month period ended June 30, 2005. These costs primarily represent our share (35%) of the BMS costs for the development of ipilimumab.  We expect our 35% share of BMS’s costs related to the development of ipilimumab to increase in the future as BMS continues to increase its development activities related to ipilimumab.

•                              Personnel costs for the six month period ended June 30, 2006 were $18.0 million, an increase of $4.8 million, or 36%, as compared to the six month period ended June 30, 2005. Approximately $2.9 million of the increase is the result of the adoption of SFAS No. 123(R), Share-Based Payment effective January 1, 2006 (see further discussion below).  In addition, this increase reflects increased staff needed to support more extensive clinical trial activities for ipilimumab. Personnel costs include salary, benefits, stock based compensation, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to expand our product development activities to further progress our products through clinical trials.

•                              Clinical research fees for the six month period ended June 30, 2006 were $6.8 million, an increase of $2.4 million, or 56%, as compared to the six month period ended June 30, 2005. This increase resulted primarily from the continued enrollment of patients in the Phase III clinical trial for ipilimumab in combination with MDX-1379 and the initiation of additional sites for this trial.  Sites participating in this trial are currently located in North America, Europe and Latin America.  The continued enrollment of patients in the Phase III trial and the initiation of additional sites resulted in increased monitoring costs and increased investigator site fees. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

We expect product development costs to increase in the future as more of our products enter clinical trials. In addition, we may be obligated to make milestone payments on certain of our products as they progress through the clinical trial process.

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $19.7 million and $12.3 million for the six month period ended June 30, 2006 and 2005, respectively, an increase of $7.4 million, or 60%. Approximately $4.0 million of the increase is attributable to the operations of Celldex and approximately $3.5 million of the increase is related the adoption of SFAS No. 123(R), Share-Based Payment effective January 1, 2006 (see further discussion below). General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was $1.0 million and $1.7 million for the six month period ended June 30, 2006 and 2005, respectively, a decrease of $0.7 million, or 37%, and represents our share of Genmab’s net loss for the six month period ended June 30, 2006 and 2005.  The decrease was primarily related to the suspension of our share of Genmab’s net losses effective February 1, 2006.  On February 1, 2006, Genmab completed the private placement of 5.75 million shares of its stock.  As a result of this private placement, our ownership percentage of Genmab was reduced to approximately 18.9%.  See Note 2 to the consolidated financial statements for further explanation. Beginning February 1, 2006 we began accounting for its investment in Genmab as a marketable security in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities.

Interest and Dividend Income

Interest and dividend income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income was $7.8 million and $5.2 million for the six month period ended June 30, 2006 and 2005, respectively, an increase of $2.6 million, or 50%.  The increase primarily reflects higher interest rates earned on our investment portfolio.  In addition, we have higher interest and dividend income in 2006 as the result of higher average cash balances reflecting the proceeds received (approximately $128.0 million) from our April 2006 public offering of 11.5 million shares of common stock.  See further explanation under the section entitled Liquidity and Capital Resources.

Impairment Loss on Investments in Partners

We have investments in several partners whose securities are not publicly traded.  Because these securities are not publicly traded, the value of these investments is inherently more difficult to estimate than investments in publicly traded companies.  We recorded impairment charges of $0 and $29.3 million for the six month periods ended June 30, 2006 and 2005, respectively, related to investments in certain of our partners whose securities are not publicly traded.  The impairment charge for the six month periods ended June 30, 2005 related entirely to our investment in IDM.  The amount of the impairment charge was calculated as the difference between (i) the estimated per share value expected to be received by IDM shareholders upon completion of its merger with Epimmune, Inc., a publicly traded company, which was announced on March 16, 2005 and completed in August 2005, and (ii) our carrying value.  Our investment in IDM was reclassified to marketable securities in the third quarter of 2005.  If we deem any of our investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments

Interest Expense

Interest expense for the six month periods ended June 30, 2006 and 2005 relates to interest and amortization of issuance costs on our 2.25% Convertible Senior Notes issued in May 2004. Interest expense was $2.1 million and $2.1 million for the six month periods ended June 30, 2006 and 2005, respectively.

Minority Interest—Celldex

Minority interest in loss of Celldex for the six month periods ended June 30, 2006 of $3.1 million represents 40% of Celldex’s net loss for the first half of 2006. Prior to October 12, 2005, we owned 100% of the outstanding capital stock of Celldex. As a result of certain acquisitions in October of 2005 by Celldex, our ownership percentage was reduced from 100% to approximately 60%. Celldex’s results of operations for 2006 have been consolidated for reporting purposes, and the $3.1 million (the portion of Celldex’s net loss for the six month period ended June 30, 2006 not attributable to us) is recorded as a reduction of our expenses.

Non-Cash Gain on Investment in Genmab

Non-cash gain on investment in Genmab for the six month period ended June 30, 2006 of $3.2 million was recorded in accordance with FASB Staff Position APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence (FSP APB 18-1).  As a result of Genmab’s private placement of 5.75 million shares of its common stock in February 2006 and the corresponding reduction of our ownership percentage below 20%, our accumulated other comprehensive income associated with our investment in Genmab was first offset against the remaining carrying value of our investment in Genmab ($2.2 million), reducing our investment in Genmab to zero, with the remaining balance ($3.2 million) recorded as a non-cash gain in the consolidated statement of operations for the six month period ended June 30, 2006.

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

At June 30, 2006, we had $422.2 million in cash, cash equivalents and marketable securities.  Approximately $19.0 million of cash and cash equivalents included in the June 30, 2006 balance relates to Celldex and is consolidated for accounting purposes.  We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.

Cash Used in Operating Activities

Cash used in operating activities was $60.2 million and $45.1 million for the six month periods ended June 30, 2006 and 2005, respectively. This reflects an increase of $15.1 million in 2006 as compared to the same period in 2005.  The increase in net cash used in operating activities for the six month period ended June 30, 2006 was primarily due to a decrease in cash received in connection with deferred contract revenue.  Deferred contract revenue for the six month period ended June 30, 2005 includes $25.0 million received from our collaboration with BMS.  There was no comparable addition to deferred revenue during the six month period ended June 30, 2006.

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

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $24.4 million for the six month period ended June 30, 2006 compared to net cash provided by investing activities of $10.2 million for the six month period ended June 30, 2005.  The overall increase in cash used in investing activities was $34.6 million and was primarily the result of the following factors:

•                  Purchases of marketable securities totaled $94.1 and $56.1 million for the six month periods ended June 30, 2006 and 2005, respectively.  The 2006 purchases were made with a majority of the net proceeds of approximately $128.0 million received from the sale of 11.5 million shares of our common stock at a public offering price of $11.75 per share.  The 2005 purchases were made with the proceeds received from the BMS collaboration.

•                  Sales and maturities of marketable securities were $76.4 million and $69.5 million for the six month periods ended June 30, 2006 and 2005, respectively.  Proceeds from sales of marketable securities in 2006 and 2005 were primarily used to fund operations and capital expenditures.

Cash Provided by Financing Activities

Cash provided by financing activities was $132.9 million and $26.6 million for the six month periods ended June 30, 2006 and 2005, respectively.  Cash provided by financing activities for the six month period ended June 30, 2006 was primarily due to proceeds received from a public offering of 11.5 million shares of our common stock at a public offering price of $11.75 per share, resulting in net proceeds of approximately $128.0 million.  Cash provided by financing activities for the six month period ended June 30, 2005 was primarily due to the proceeds received ($25.0 million) from the sale of common stock to BMS in connection with our collaboration.

Other Liquidity Matters

Effective February 1, 2006, we ceased accounting for our investment in Genmab A/S (“Genmab”) under the equity method of accounting due to a reduction in ownership and a corresponding loss of significant influence (see Note 2).  We currently account for our investment in Genmab in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Our investment in Genmab has been classified as a non-current marketable security in our June 30, 2006 consolidated balance sheet.

Accounting for our investment in Genmab as a marketable security in accordance with SFAS No. 115 has resulted in an unrealized gain of approximately $232.6 million as of June 30, 2006.  Such unrealized gain is also included within accumulated other comprehensive income classified within shareholders’ equity in the June 30, 2006 consolidated balance sheet.

In July 2004, we entered into an amendment to a collaboration and license agreement with Gilead Sciences, Inc., or Gilead, referred to herein as the Gilead Amendment. Under the terms of the Gilead Amendment, we agreed to pay Gilead a total of $8.5 million in eight equal quarterly installments of $1.063 million, payable at our election, in cash, registered shares of our common stock or a combination thereof, in exchange for (i) a reduction of certain future royalty payment obligations payable by us to Gilead, and (ii) an expansion of the scope of certain licenses from Gilead to us relating to certain intellectual property rights regarding anti-CTLA-4 products. The first of these payments was paid on August 2, 2004 through the issuance of 185,622 shares of our common stock to Gilead. The second payment was made on October 1, 2004 in cash.  The third, fourth, fifth and sixth payments (all made in 2005) were also made in cash. The seventh payment was made on January 3,

2006 and the eighth and final payment was made on April 3, 2006.  Both of the 2006 payments were made in cash.

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

In January 2005, we announced the closing of a collaboration and co-promotion agreement and a related securities purchase agreement with BMS. Under the terms of the collaboration, we and BMS each granted the other certain intellectual property licenses and product rights on a worldwide basis in order to enable us to collaborate in research and development of certain therapeutic antibody-based products for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by us to BMS of a license to commercialize ipilimumab, a fully human antibody product developed using our UltiMAb Human Antibody Development System. Ipilimumab is currently under investigation for the treatment of a broad range of cancers. The collaboration also includes the grant by us to BMS of a sub-license to MDX-1379, a gp100 peptide vaccine licensed by us from the U.S. Public Health Service, for use with ipilimumab for the treatment of metastatic melanoma. We and BMS are currently conducting a Phase III clinical trial with ipilimumab and MDX-1379 combination therapy in Stage III and Stage IV metastatic melanoma patients at multiple sites worldwide.  In addition, we and BMS have initiated two registrational studies of ipilimumab for metastatic melanoma under two separate Special Protocol Assessment agreements with the FDA.  One is a monotherapy registrational study of ipilimumab in second-line (previously treated with melanoma therapy other than ipilimumab) metastatic melanoma that completed enrollment in 2006, and the other is a Phase III clinical trial of ipilimumab used in combination with chemotherapy in first-line (previously untreated) patients with metastatic melanoma.

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

Under the terms of the collaboration, we could receive up to $205.0 million from BMS if all regulatory milestones are met, plus up to an additional $275.0 million in sales-related milestones. We will also have the option to co-promote any products in the United States, and, if we elect to exercise this option and have participated in the funding of the applicable Phase III clinical trial(s), we will receive 45% of any profits from commercial sales in the United States. In the event we choose not to exercise our co-promotion rights, BMS will have exclusive commercial rights in the United States and will pay us royalties on commercial sales. Outside the United States, BMS will have exclusive commercial rights and will pay us royalties on commercial sales.

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

In April 2006, we completed a public offering of 10 million shares of common stock at a public offering price of $11.75 per share.  In May 2006, the underwriters exercised in full their option to purchase an additional 1.5 million shares of common stock at the public offering price of $11.75 per share.  The exercise of the option to purchase the additional 1.5 million shares increased the size of the public offering to a total of 11.5 million shares of common stock resulting in net proceeds to us of approximately $128.0 million.

Financial Uncertainties Related to Potential Future Milestone Payments

Effective September 4, 2002, we entered into a collaboration and license agreement with Kirin Brewery Co., Ltd., or Kirin, which provides for us to exchange with Kirin certain cross-licenses for each other’s technology for the development and commercialization of human antibody products. Pursuant to a letter of intent that was superseded by the collaboration and license agreement, we and Kirin developed the KM-Mouse®, a unique crossbred mouse that combines the traits of our HuMAb-Mouse® with Kirin’s TC Mouse™. Under the collaboration and license agreement, we are exchanging cross-licenses with Kirin with respect to the KM-Mouse and other antibody-generating mice. In addition, certain of the cross-licenses granted under the Collaboration and License Agreement are subject to license, milestone and royalty payments by one party to the other.

Through June 30, 2006, we have not made any milestone payments to Kirin although approximately $2.8 million has been paid to Kirin as of June 30, 2006 representing a payment due Kirin as a result of our collaboration with Pfizer, Inc., or Pfizer. In addition, based on a total of three products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2007, we may be required to make milestone payments to Kirin aggregating up to approximately $12.75 million with respect to such products, or a maximum of approximately $4.25 million per product. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through June 30, 2006, we had made milestone payments of approximately $0.3 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of nine products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2007, we may be obligated to make future milestone payments aggregating up to approximately $59.9 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

Item 4. Controls and Procedures

Special Investigation Committee Review into Stock Option Grant Practices and Restatement

As discussed in Note 2 to the consolidated financial statements of this Quarterly Report on Form 10-Q, in June 2006, the Company’s Board of Directors initiated an Investigation of the Company’s stock option grant practices from 1996 through June 30, 2006, which was conducted by the Special Investigation Committee.

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

•                  Documenting and assessing the design and operation of internal controls

•                  Segregating responsibilities, adding reviews and redefining roles and responsibilities

•                  Identifying key controls, developing test plans, and testing controls in the equity award granting and administration function

•                  Certifying stock administration and other controls for SOX Section 404 compliance in 2005 and 2004

Evaluation of Disclosure Controls and Procedures:  Our principal executive officer and principal financial officer reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be included in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

Changes in Internal Controls Over Financial Reporting:  Such evaluation did not identify any significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the ordinary course of our business, we are at times subject to various legal proceedings. Except as for the litigation and investigations described above, we do not believe that any of our current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 1A. Risk Factors

Medarex has marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in the Company’s Form 10-K/A filed on February 9, 2007 with the SEC for the fiscal year ended December 31, 2005.

Additional factors that might affect future results include the following:

Risks Related to Our Business and Industry

Successful development of our products is uncertain.

Based on public disclosures, as of February 1, 2007, regulatory applications, including INDs, have been submitted to the FDA or comparable foreign authorities, for 36 product candidates derived from our UltiMAb platform. Neither we nor our partners have any product candidates employing our human antibody technology that have been approved for sale by the FDA or comparable foreign authorities and/or commercialized. Product candidates employing our human antibody technology have not and may not advance beyond clinical development or demonstrate clinical safety and effectiveness.

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

Because we and our partners have not begun commercial sales of our products, our revenue and profit potential are unproven, which makes it difficult for an investor to evaluate our business and prospects. Our technology may not result in any meaningful benefits to our current or potential partners. No revenues have been generated from the commercial sale of our products, and our products may not generate revenues in the future. Our business and prospects should be considered in light of the heightened risks and unexpected expenses and problems we may face as a company in a rapidly evolving biopharmaceutical industry.

*We have incurred large operating losses, and we anticipate that these losses will continue.

We have incurred large operating losses, and we anticipate that these losses will continue for the foreseeable future. In particular, as of June 30, 2006, we had an accumulated deficit of approximately $860.0 million. Our net losses were $148.0 million and $78.0 million for the year ended December 31, 2005 and the six-month period ended June 30, 2006, respectively. Our losses have resulted principally from:

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

In June 2006, two derivative actions were filed in New Jersey state court by shareholders purporting to act on behalf of Medarex, naming Medarex as a nominal defendant and certain current and former directors as defendants.  In November 2006 and January 2007, three additional derivative complaints, were filed in the United States District Court for the District of New Jersey, containing nearly identical factual allegations concerning Medarex’s historical stock option granting practices.  The complaints allege, among other things, that certain of Medarex’s officers and directors breached their fiduciary duties to the Company and violated federal securities laws in connection with public statements made in SEC filings relating to the Company’s historical stock option granting practices and related accounting.  The complaints seek unspecified damages and equitable relief.  These actions are in their preliminary stages.  We could be required to pay significant damages in connection with this litigation.

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

We will continue to expend substantial resources for research and development, including costs associated with developing our antibody technology and conducting preclinical testing and clinical trials. Our future capital requirements will depend on a number of factors, including, for example:

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

We believe our current sources of liquidity will be sufficient to meet our operating, debt service and capital requirements for at least the next 24 months. To the extent our 2.25% convertible senior notes due in 2011 are converted into shares of our common stock on or before their maturity date, we will have use of that portion of the principal amount of the notes to fund our on-going operations. In any event, we may require additional financing within this time frame and may raise funds through public or private financings, line of credit arrangements, collaborative relationships and/or other methods. The use of cash on hand or other financial alternatives will depend on several factors including, but not limited to, the future success of our products in clinical development, the prevailing interest rate environment and access to the capital markets. We may be unable to raise sufficient funds to complete development of any of our product candidates, to continue operations or to repay our debt obligations at maturity. As a result, we may face delay, reduction or elimination of research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.

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

*Clinical trials required for our product candidates are expensive and time-consuming, and their outcome is uncertain.

To obtain FDA approval to market a new drug product, we or our partners must demonstrate proof of safety and efficacy in humans. To meet these requirements, we or our partners will have to conduct extensive preclinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per trial. Delays associated with products for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. Moreover, we will continue to be affected by delays associated with the preclinical testing and clinical trials of certain product candidates conducted by our partners over which we have no control. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

•       the inability to manufacture sufficient quantities of qualified materials under cGMPs for use in clinical trials;

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

Generally, our clinical trials, including our melanoma trials, are conducted in patients with serious or life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and in some cases, our product is used in combination with approved therapies that themselves have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our products. The most common adverse events associated with our trials of ipilimumab have consisted of flu-like symptoms such as fever, chills and nausea. These events were expected and generally responded to standard medical therapy. In addition, some patients have experienced anticipated drug-related immune-mediated events, such as diarrhea, rash, reduced pituitary function, colitis and increased liver enzymes, ranging from mild in most cases to severe in a very small number of instances. Other than a very small number of fatalities not directly related to progression or complications of the disease being treated, representing approximately 1% of over 1,000 patients treated in all previous trials, which may or may not be attributable to our product candidate, most events resolved with treatment. We cannot assure you that additional safety issues will not arise with respect to our products in the future.

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

Our manufacturing facilities may not continue to meet regulatory requirements and may have limited capacity.

Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured are in compliance with cGMP requirements. To be successful, our therapeutic products must be manufactured for development and, following approval, in commercial quantities, in compliance with regulatory requirements and at acceptable costs. While we believe our current facilities are adequate for the limited production of product candidates for clinical trials, our facilities are not adequate to produce sufficient quantities of any products for commercial sale.

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

*Our existing partnerships may be terminated, and we may not be able to establish additional partnerships.

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

*Due to the size of our equity interest in Celldex Therapeutics, Inc., we must consolidate the results of its operations in our financial statements.

We own approximately 60% of Celldex Therapeutics, Inc., a privately held biopharmaceutical company.  Due to the size of our equity interest in Celldex, we are currently required to consolidate the operations of Celldex in our financial statements, which results in the inclusion of their losses in our financial statements.  We are unable to predict what such losses will be. For the year ended December 31, 2005 and the six-month period ended June 30, 2006, our share, net of minority interest, of Celldex’s net loss included in our financial statements was approximately $12.6 million and $4.7 million, respectively.

Our strategic equity investments in our partners expose us to equity price risk and, in addition, investments in our partners may be deemed impaired, which would affect our results of operations.

We have a number of strategic investments which expose us to equity price risk. These investments may become impaired, which would adversely affect our results of operations.

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

In addition, we have investments in several of our partners whose securities are not publicly traded. The value of our investments in these companies are inherently more difficult to estimate than our investments in publicly traded companies. We estimate the value of these investments by using information acquired from industry trends, management of these companies, financial statements and other external sources. Specifically, our determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financing and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. For the years ended December 31, 2005, 2004 and 2003, we recorded impairment charges of approximately $33.3 million, $7.1 million and $1.4 million, respectively, on our investments in privately-held companies. Approximately $7.0 million of the 2004 impairment charge related to IDM Pharma, Inc., or IDM.  Approximately $29.3 million of the 2005 impairment charge related to IDM prior to their share exchange with Epimmune, Inc., at which time IDM became a publicly traded company. Future adverse changes in market conditions or adverse changes in operating results of these companies may also require an impairment charge in the future.

*Because competition for qualified personnel is intense, we may not be able to retain or recruit personnel, which could impact the development and sales of our products.

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

*We have had and may continue to face product liability claims related to the use or misuse of products developed by us or our partners.

The administration of drugs to humans, in clinical trials or after approval and during commercialization, may expose us to product liability claims. Consumers, healthcare producers or persons selling products based on our technology may be able to bring claims against us based on the use of our products in clinical trials and the sale of products based on our technology. Product liability claims may be expensive to defend and may result in large judgments against us. We have obtained limited product liability coverage for our clinical trials, under which coverage limits are $20.0 million per occurrence and $20.0 million in the aggregate. Although we believe these coverage limits are adequate, we cannot be certain that the insurance policies will be sufficient to cover all claims that may be made against us. We intend to increase our coverage limits as we progress into additional late-stage clinical trials and to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for products in development. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms.

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

Generally, our clinical trials, including our melanoma trials, are conducted in patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and in some cases, our product is used in combination with approved therapies that themselves have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our products. The most common adverse events associated with our melanoma trials of ipilimumab have consisted of flu-like symptoms such as fever, chills and nausea. These events were expected and generally responded to standard medical therapy. In addition, some patients have experienced anticipated drug-related immune-mediated adverse events, such as diarrhea, rash, reduced pituitary function, colitis and increased liver enzymes, ranging from mild in most cases to severe in a very small number of instances. Almost all of these adverse events responded to medical therapy. In a very small number of instances (approximately 1% of over 1,000 patients treated), fatalities not directly related to disease progression or complications have occurred during the course of these trials—such fatalities may or may not be attributable to our product. Any of these events or any other adverse events in any of our other clinical trials could result in a product liability claim. Any such claims against us, regardless of their merit, could result in significant awards against us, which could materially harm our business, financial condition and results of operations.

*We face intense competition and rapid technological change.

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

We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapeutics. Some of these companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same disease indications as are we and our partners. Also, we compete with companies that offer antibody generation services to other companies that have disease related target antigens. These competitors have specific expertise or technology related to monoclonal antibody development. In the past, we competed directly with Abgenix, which merged with Amgen in April 2006, with respect to the generation of fully human antibodies from transgenic mice.  As a result of the merger, Amgen owns Abgenix’s XenoMouse technology and may engage in direct competition with us in the area of generating fully human monoclonal antibodies for antibody-based therapeutics. In February 2007, Regeneron Pharmaceuticals, Inc. licensed its VelocImmune® monoclonal antibody generation technology to AstraZeneca, potentially enabling AstraZeneca to compete with us in the generation of therapeutic antibodies. In addition, we have entered into agreements with each of Kirin and Genmab, respectively, that grant these companies licenses to our proprietary transgenic mouse technology platform, enabling them to compete with us in offering antibody generation and development services in certain markets.

We have also entered into license agreements with Pfizer which enable it to compete with us in the development of antibodies to CTLA-4.  Pfizer is developing CP-675,206, a fully human antibody generated by using transgenic mouse technology substantially similar to our HuMAb-Mouse technology that targets the T-cell receptor CTLA-4. According to publicly available information, a first-line Phase III clinical trial comparing

CP-675,206 alone to chemotherapy alone for metastatic melanoma was initiated by Pfizer in March 2006.  In addition, CP-675,206 is being explored as a monotherapy treatment for metastatic melanoma.  Pfizer has disclosed that it expects to file a Biologics License Application, or BLA, with respect to CP-675,206 in 2007.

Xenerex Biosciences (a subsidiary of AVANIR Pharmaceuticals), or Xenerex, and XTL Biopharmaceutical, Ltd., or XTL, have developed technology that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies in functionally modified mice.  Numerous additional companies are developing therapeutic products comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies that do not involve immunization of animals for creating antibodies comprising human antibody sequences. For example, phage display technology is being used by companies, such as Cambridge Antibody Technology Group plc (part of the AstraZeneca group of companies), Dyax and MorphoSys to generate potentially therapeutic products comprising human antibody sequences. Companies such as Johnson & Johnson, MedImmune, Amgen, Biogen Idec, Novartis, Genentech, PDL BioPharma, Wyeth, Abbott Laboratories and GlaxoSmithKline have generated therapeutic products that are currently in development or on the market and that are derived from recombinant DNA that comprise human antibody components.

Other technologies can also be applied to the treatment of the diseases that we or our partners are pursuing. For example, immunoconjugates—monoclonal antibodies linked to toxins—are being developed by others, as well as by us, and other companies are developing antibodies linked to radioactive isotopes. In addition, the application of recombinant DNA technology to develop potential products consisting of proteins (such as growth factors, hormones, enzymes, cytokines receptor fragments and fusion proteins) that do not occur normally in the body, or occur only in small amounts, has been underway for some time. Included in this group are interleukins such as IL-2 and IL-11, interferons, colony stimulating factors such as G-CSF and GM-CSF, clotting factors, growth hormones, erythropoeitin, DNAse, tPA, glucocerebrosidase, PDGF and a number of other similar biological agents. Continuing development of new chemical entities and other drugs by pharmaceutical and other biotechnology companies carries with it the potential discovery of agents for treating disease indications also targeted by drugs that we or our partners are developing.

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

*Seeking orphan drug designation for eligible products is an uncertain process, and we may not receive any effective or competitive results from this competitive strategy.

Our competitive strategy includes seeking orphan drug designation for eligible products (i.e., certain products for diseases with small patient populations).  The first drug with an orphan drug designation for a given disease to receive regulatory approval for such disease generally receives marketing exclusivity for the use of the drug for such disease for a period of seven years from approval.  The orphan drug exclusivity bars others from obtaining approval for the same drug for the designated indication during the seven years, unless the subsequent applicant can demonstrate that its product is clinically superior to the drug with exclusivity.

We have obtained orphan drug designation for each of ipilimumab and MDX-1379 for specified metastatic melanoma patient populations, and therefore each is eligible for orphan drug exclusivity if approved first. The FDA’s approach with respect to orphan drug status for antibody products is uncertain, particularly with respect to whether two antibody products against the same disease target would be considered to be the same for orphan drug purposes under current law and regulations.  Furthermore, we are not aware of established FDA policies or precedent for how orphan drug exclusivity applies in circumstances where two or more compounds with orphan drug designations are approved for combination therapy.  The FDA may not grant us exclusivity for the ipilimumab and MDX-1379 combination therapy, or may permit others to receive approval for differing combinations of similar compounds despite any orphan drug exclusivity we receive for the different uses or for treating metastatic melanoma, depending on FDA’s assessment of the chemical similarity of the other drugs to our products.  We therefore may not receive any meaningful protection for ipilimumab, MDX-1379 or our other products based on orphan drug exclusivity.

In addition, Pfizer has obtained orphan drug designation for CP-675,206 for specific patient populations, including metastatic melanoma.  If Pfizer is first to receive approval by the FDA for such patient populations, and CP-675,206 and ipilumumab are considered to be the “same” drug for orphan exclusivity purposes, Pfizer could obtain exclusivity that would potentially block us and our partner Bristol-Myers Squibb from obtaining approval to sell ipilimumab, whether as a monotherapy or combination therapy, for such patient populations, including metastatic melanoma.

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

Following completion of clinical trials, the results are evaluated and, depending on the outcome, submitted to the FDA in the form of a BLA, or a New Drug Application, or NDA, to obtain FDA approval of the product and authorization to commence commercial marketing. In responding to a BLA or NDA, the FDA may require additional testing or information, may require that the product labeling be modified, may impose post-approval study or reporting requirements or other restrictions on product distribution, or may deny the application.  The FDA has established performance goals for review of NDAs and BLAs — six months for priority applications and 10 months for standard application.  However, the FDA is not required to complete its review within these time periods. The timing of final FDA review and action varies greatly, but can take years in some cases and often involves the input of an FDA advisory committee of outside experts. Product sales in the U.S. may commence only when a BLA or NDA is approved.

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

*If we or our manufacturing partners do not comply with current good manufacturing practices requirements, we will not be able to commercialize our product candidates.

We will depend on our own manufacturing facilities and/or on those of our partners and other third parties to manufacture products generated through the use of our human antibody technology if we are able to commercialize any of our product cantidates. Before commercializing a new drug, manufacturers must demonstrate compliance with the applicable cGMP requirements which include quality control and quality assurance requirements as well as the maintenance of extensive records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding foreign and state authorities, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing for products generated through the use of our technology. In addition, cGMP requirements are constantly evolving, and new or different requirements may apply in the future. We, our partners or third party contract manufacturers may not be able to comply with the applicable regulations. After regulatory approvals are obtained, the subsequent discovery of previously unknown problems, or the failure to maintain compliance with existing or new regulatory requirements may result in restrictions on the marketing of a product, withdrawal of the product from the market, seizures, costly required corrective and preventative actions, the shutdown of manufacturing facilities, injunctions, monetary fines and/or civil or criminal sanctions.

*Even if approved, our products will be subject to extensive post-approval regulation.

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

Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. Manufacturing facilities remain subject to FDA inspection and must continue to adhere to FDA’s cGMP requirements. Sales, marketing, and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veteran’s Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

Depending on the circumstances, failure to meet these post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, or refusal to allow us to enter into supply contracts, including government contracts.  Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity.  In addition, even if we comply with FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw a product approval.

*New legal and regulatory requirements could make it more difficult for us to obtain approvals for our product candidates, and could limit or make more burdensome our ability to commercialize any approved products.

Numerous proposals have been made in recent months and years to impose new requirements on drug approvals, expand post-approval requirements, and restrict sales and promotional activities.  For example, federal legislation has been proposed that would require all new drug applicants to submit risk evaluation and minimization plans to monitor and address potential safety issues for products upon approval, grant FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials.  Additional measures have also been proposed to address perceived shortcomings in FDA’s handling of drug safety issues, and to limit pharmaceutical company sales and promotional practices that some see as excessive or improper.  If these or other legal or regulatory changes are enacted, it may become more difficult or burdensome for us to obtain approval of our product candidates, any approvals we receive may be more restrictive or come with onerous post-approval requirements, the ability of us or our partners to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

Numerous proposals have been made in recent months and years to change, in response to drug safety and risk management, clinical trial disclosure and limits on advertising and promotion.

If we are able to obtain approvals for our products, we could face competition from “generic” or “follow-on” versions of our products.

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

Risks Related to Intellectual Property

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

*We do not have exclusive access to certain patents and therefore we may face increased competition from those entities that share access to these patents.

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

Moreover, other parties could have blocking patent rights to products made using UltiMAb technology, such as antibodies, and their production and uses, for instance because of a proprietary position covering the antibody or the antibody’s target or the method of manufacturing such antibody. For example, we are aware of certain U.S. and European patents held by third parties relating to particular targets for their human monoclonal antibodies, to human monoclonal antibodies against various targets, and to the method of manufacture and use of such products.  In particular, we are aware of a patent held by Pfizer to which we may need a license in order to manufacture commercial supplies of ipilimumab.  We are also aware of certain U.S. and foreign patents and patent applications held by third parties relating to anti-CTLA-4 antibodies, such as ipilimumab, as well as other antibody product candidates under development by us alone or with our collaborators.

*Third parties may allege our products infringe their patents or may challenge the validity of our patents and other intellectual property rights, resulting in litigation or other time-consuming and expensive proceedings which could deprive us of valuable products and/or rights.

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

If we become involved in any intellectual property litigation, interference or other judicial or administrative proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be diverted.  An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all.  Therefore, we and our partners may be restricted or prevented from manufacturing and selling products that are covered by such intellectual property, which would materially harm our business.

With respect to third party patent rights, we are aware of a U.S. patent owned by Genentech, Inc., or Genentech, relating to the production of recombinant antibodies in host cells.  Two separate re-examinations before the U.S. Patent and Trademark Office, or the USPTO were requested anonymously in May and December 2005, and have since been merged into a single reexamination.  The USPTO has twice rejected all of the patent claims, and Genentech recently filed a second response with the USPTO.  If the claims are determined to be unpatentable during the re-examination, Genentech will have opportunities to appeal, and any determination of unpatentability could be reversed.  It is also possible that the claims might be confirmed as valid upon completion of the USPTO’s re-examination or upon completion of any appeal that might take place.  The re-examination and appeal processes could take several years each to complete.

In addition to this challenge to the validity of this Genentech patent through reexamination process at the USPTO, MedImmune, a licensee of the patent, has filed a complain in Federal District Court alleging that the patent is invalid.  MedImmune’s standing to prosecute this complaint as a non-breaching licensee was challenged by Genentech, but a recent Supreme Court ruling on the matter has resulted in MedImmune’s standing being upheld, and the case has been remanded for further consideration of the merits.  As a result of this ruling, it may now be possible for licensees of our patents to challenge the validity of the patents they have been licensed.

We currently produce our products and our partners’ products using recombinant antibodies from host cells and may choose to produce additional products in this manner.  If any of our antibody products are produced in the manner ultimately claimed in the Genentech patent, which claims survive the re-examination and any appeal processes, then we may need to obtain a license, should one be available.  We have a license to this patent from Genentech for our anti-CTLA-4 product candidate (ipilimumab) but currently do not have licenses for any of our other antibody product candidates.  If we desire a license for any of our other antibody product candidates and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to use Genentech’s techniques to make recombinant antibodies in or to import them into the United States.

In addition to Genentech’s patent, we are also aware of certain U.S. patents held by third parties relating to antibody expression in particular types of host cells, including CHO cells, including certain media preparations and their use for culturing CHO cells, and particular antibody formulations, any of which may be relevant to our current or future manufacturing techniques.  If we determine that we need a license to these or other patents relating to methods of making antibodies and are unable to obtain licenses on commercially reasonable terms or at all, we may be restricted in our ability to use these methods to make antibodies or to import the antibodies into the United States.

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

Risks Related to Our Common Stock

Our stock price may be volatile.

Historically, there has been significant volatility in the market prices of biotechnology companies’ securities. During the two-year period ended June 30, 2006, the sale prices of our common stock ranged between $4.37 and $16.07.  Various factors and events may have a significant impact on the market price of our common stock. These factors include, by way of example:

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

*We have obligations to issue shares of our common stock in the future, which may have a dilutive effect on the shares of our common stock currently outstanding.

As of November 30, 2006, we had 17,761,615 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our equity incentive plans having a weighted average exercise price of $8.87 per share and we had reserved 7,755,049 shares of common stock for issuance pursuant to future grants of options under our equity incentive plans. We have filed registration statements on Form S-8 under the Securities Act covering all of these shares. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

At our annual meeting of shareholders held on May 18, 2006, our shareholders approved an amendment to our 2005 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 5,500,000 shares.  We intend to file a registration statement on Form S-8 under the Securities Act covering these additional shares, and such registration statement will become effective upon filing.  Shares issued upon the exercise of options related to such additional shares, other than shares issued to affiliates, will be freely tradeable in the open market.  Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

In addition, as of November 30, 2006, there were 10,292 shares reserved for issuance pursuant to a deferred compensation program. The shares reserved for the deferred compensation program will be issued in various amounts over various periods of time during the next three months. We have filed a registration statement on Form S-8 under the Securities Act covering those shares. Shares issued pursuant to this program, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

As of November 30, 2006, we had reserved 619,372 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 under the Securities Act covering all of those shares. All shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ National Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of November 30, 2006, we had 10,936,935 shares of common stock reserved for issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

*Future sales of our common stock or other securities could cause the market price of our common stock to decline.

As of November 30, 2006, we had 124,244,059 shares of common stock outstanding, of which 9,477,928 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. As of November 30, 2006, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

Item 4.    Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareholders held on May 18, 2006, our shareholders elected three Class I Directors each to serve for a term to expire in 2009.  Our shareholders also voted to approve an amendment to our 2005 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the Plan by 5,500,000 shares and to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the 2005 fiscal year. Out of the 112,118,632 eligible votes, a total of 90,635,398 were cast at the meeting for Items Nos. 1 and 3 below either by proxies solicited in accordance with Section 14 of the Securities Exchange Act of 1934, as amended, and the regulations set forth thereunder, or by securities holders voting in person. In addition, a total of 60,511,226 votes were cast at the meeting either by proxies or in person for Item No. 2.  There were 30,124,172 broker non-votes related to Item No. 2. In the case of directors, abstentions are treated as votes withheld and are included in the table. The tabulation of votes for each nominee is set forth under Item No. 1 below, the approval of an amendment to the 2005 Equity Incentive Plan is set forth under Item No. 2 below and the ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm for the 2005 fiscal year is set forth in Item No. 3 below:

Item No. 1

          Nominees for Directors

Directors—Class I	Votes For	Votes Withheld
Dr. Donald L. Drakeman*	88,111,152	2,524,246
Dr. Ronald J. Saldarini	88,880,774	1,754,624
Mr. Charles R. Schaller	88,217,386	7,418,012

          The following persons are incumbent directors whose terms of office continue after the Annual Meeting of Shareholders:

Class III Terms Expiring in 2007	Class II Terms Expiring in 2008
Mr. Irwin Lerner	Mr. Michael Appelbaum*
Dr. Julius A. Vida	Dr. Patricia M. Danzon

*Dr. Drakeman and Mr. Appelbaum resigned from our Board of Directors on November 5, 2006.

Item No. 2

Approval of an amendment to the 2005 Equity Incentive Plan to increase the aggregate number of shares authorized for issuance under the plan by 5,500,000 shares:

FOR	AGAINST	ABSTAIN
43,117,840	17,200,920	192,466

Item No. 3

          Ratification of the selection of Ernst & Young LLP as Independent Registered Public Accounting Firm for the 2006 fiscal year:

FOR	AGAINST	ABSTAIN
88,212,789	2,209,563	213,046

Item 6. Exhibits

(a)                         Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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