Form 10-Q
period 2006-09-30
MEDAREX INC
filed 2007-02-09
CIK 874255

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check ☒ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 30, 2006
Common Stock, $.01 par value	124,244,059

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,868	$90,602
Marketable securities	344,386	260,705
Prepaid expenses and other current assets	26,203	31,608
Total current assets	412,457	382,915

Property, buildings and equipment:
Land	6,780	6,795
Buildings and leasehold improvements	86,084	82,338
Machinery and equipment	60,053	54,130
Furniture and fixtures	5,048	4,553

	157,965	147,816

Less accumulated depreciation and amortization	(72,735)	(61,832)
	85,230	85,984

Marketable securities - Genmab	306,860	—
Investment in Genmab	—	3,255
Investments in, and advances to, other partners	8,192	6,400
Segregated cash	2,059	2,033
Other assets	5,012	6,289
Total assets	$819,810	$486,876

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$5,665	$4,939
Accrued liabilities	47,197	29,371
Deferred contract revenue - current	19,918	20,872
Total current liabilities	72,780	55,182

Deferred contract revenue - long-term	97,643	106,827
Other long-term liabilities	3,687	4,032
2.25% Convertible senior notes due May 15, 2011	150,000	150,000
Minority interest	6,809	11,590

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 124,288,191 shares issued and 124,233,767 outstanding at September 30, 2006 and 111,773,230 shares issued and 111,687,930 outstanding shares outstanding at December 31, 2005	1,243	1,118
Capital in excess of par value	1,090,822	943,245
Treasury stock, at cost 54,424 shares in 2006 and 85,300 shares in 2005	(137)	(215)
Deferred compensation	—	(599)
Accumulated other comprehensive income (loss)	302,911	(2,351)
Accumulated deficit	(905,948)	(781,953)

Total shareholders’ equity	488,891	159,245
Total liabilities and shareholders’ equity	$819,810	$486,876

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(restated)		(restated)
Contract and license revenues	$6,347	$6,479	$20,362	$22,619
Contract and license revenues from Genmab	375	1,142	1,158	3,250
Reimbursement of development costs	5,714	3,045	15,800	11,845
Total revenues	12,436	10,666	37,320	37,714

Costs and expenses:
Research and development	48,350	31,247	142,324	96,657
General and administrative	15,451	6,396	35,127	18,679
Total costs and expenses	63,801	37,643	177,451	115,336
Operating loss	(51,365)	(26,977)	(140,131)	(77,622)

Equity in net loss of affiliate	—	(1,816)	(1,037)	(3,473)
Interest and dividend income	4,841	6,233	12,677	11,463
Impairment loss on investments in partners	—	—	—	(29,265)
Interest expense	(1,055)	(1,053)	(3,166)	(3,180)
Minority interest - Celldex	1,675	—	4,781	—
Non-cash gain on loss of significant influence in Genmab	—	—	3,202	—
Loss before provision for income taxes	(45,904)	(23,613)	(123,674)	(102,077)
Provision for income taxes	37	90	321	286
Net loss	$(45,941)	$(23,703)	$(123,995)	$(102,363)

Basic and diluted net loss per share:	$(0.37)	$(0.21)	$(1.04)	$(0.93)

Weighted average number of common shares outstanding - basic and diluted	124,555	111,406	119,698	109,845

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
		(restated)
Operating activities:
Net loss	$(123,995)	$(102,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,822	9,316
Amortization	2,478	4,742
Net bond (discount)/premium amortization	(2,527)	—
Stock options and awards to employees	14,099	1,619
Non cash revenue	(1,339)	—
Non-cash gain on loss of significant influence in Genmab	(3,202)	—
Equity in net loss of Genmab	1,037	3,473
Impairment losses on investments in partners and other assets	—	29,265
Minority interest in net loss	(4,781)	—
Gain on sale of equity securities	—	(3,315)
Changes in operating assets and liabilities
Other current assets	5,405	(18,815)
Trade accounts payable	726	(2,377)
Accrued liabilities	17,573	(11,037)
Deferred contract revenue	(10,138)	25,574
Net cash used in operating activities	(94,842)	(63,918)

Investing activities:
Purchase of property and equipment	(9,527)	(5,869)
Investment in partner	(500)	—
Proceeds from sale of land	16	—
Increase in segregated cash	(26)	—
Purchase of marketable securities	(192,005)	(56,108)
Sales and maturities of marketable securities	113,095	107,287
Net cash provided by (used in) investing activities	(88,947)	45,310

Financing activities:
Cash received from sales of securities and exercise of stock options, net	133,451	28,775
Deferred offering costs - Celldex	—	(487)
Principal payments under capital lease obligations	(20)	(4)
Net cash provided by financing activities	133,431	28,284
Effect of exchange rate differences on cash and cash equivalents	1,624	—
Net increase (decrease) in cash and cash equivalents	(48,734)	9,676
Cash and cash equivalents at beginning of period	90,602	64,843
Cash and cash equivalents at end of period	$41,868	$74,519

Non-cash investing and financing activities:
Unrealized gain on investment in Genmab	$306,860	$—

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$313	$122
Interest	$1,697	$4,034

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

1.                             Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Medarex, Inc. and its subsidiaries (collectively, the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods ended September 30, 2006 and 2005.

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

The Company has restated its consolidated financial statements for the three and nine month periods ended September 30, 2005 to correct errors related to stock-based compensation not previously recorded for certain equity awards (see Note 2).

Net Loss per Share

Basic and diluted net loss per share are calculated in accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 128, Earnings per Share. Basic net loss per share is based upon the number of weighted average shares of common stock outstanding. Diluted net loss per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, as well as the assumed conversion of convertible senior notes. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for all periods presented, as their effect is antidilutive.  A summary of such potentially dilutive securities is as follows:

	Three And Nine Months Ended September 30
	2006	2005
Convertible notes	10,936,935	10,936,935
Stock options	17,786,823	17,066,861
	28,723,758	28,003,796

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

The Company recorded no impairment charges related to investments in partners whose securities are publicly traded for the three and nine month periods ended September 30, 2006 and three and nine month periods ended September 30, 2005.  The Company recorded no impairment charges in partners whose securities are privately held for the three and nine month periods ended September 30, 2006.  The Company recorded $0 million and $29.3 million of impairment charges in partners whose securities are privately held for the three and nine month periods ended September 30, 2005, respectively.  The impairment charge for the nine month period ended September 30, 2005 related entirely to the Company’s investment in Immuno-Design Molecules, S.A. (“IDM”).  The amount of the impairment charge was calculated as the difference between (i) the estimated per share value expected to be received by IDM shareholders upon completion of its merger with Epimmune, Inc. (“Epimmune”), and (ii) the Company’s carrying value.  In August 2005, Epimmune and IDM announced the completion of their business combination in which the surviving company, IDM Pharma, Inc. (“IDM Pharma”) became a publicly traded company.  If the Company deems any of its investments to be further impaired at the end of any future period, it may incur additional impairment charges on these investments.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 9 (“FIN 48”).  This authoritative interpretation clarifies and standardizes the manner by which companies will be required to account for uncertain tax provisions.  Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006.  Medarex will be required to adopt FIN no later than the quarter beginning January 1, 2007 and is currently evaluating the impact of adopting FIN 48.

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

As a result of the findings of the Special Investigation Committee, management has concluded that incorrect measurement dates were used for financial accounting purposes for certain equity awards made in prior periods.  The Company recorded non-cash, stock-based compensation expense and related payroll tax liabilities with regard to past equity awards of approximately $0.6 million and $1.6 million for the three and nine month periods ended September 30, 2005.  The effect of these adjustments was to increase previously reported basic and diluted net loss per share by $0.01 and for the nine month period ended September 30, 2005.  The adjustments did not impact basic and diluted net loss per share for the three month period ended September 30, 2005.

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

New Hire Employee Equity Awards

Generally, all new employees received an equity award as of the respective employee’s first day of employment.  In one instance, the designated grant date used by the Company for a new officer’s equity award of approximately 0.3 million stock options and/or stock awards was not the same as the accounting measurement date.  In this instance, the designated grant date was the stated effective date of the officer’s employment agreement which preceded the officer’s first day of employment.  Since the controlling accounting literature at the time required compensation cost to be measured as of the officer’s first day of employment, the Company determined that approximately $5.1 million of stock-based compensation should have been measured on the date employment began by the officer.  Other than this one instance, there were no equity awards to new hires where the measurement date used by the Company was inappropriate.

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

The following set forth the effects of the restatement on the Company’s consolidated statements of operations for the three and nine month periods ended September 30, 2005 and consolidated statement of cash flows for the nine month period ended September 30, 2005:

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Total revenues	$10,666		$10,666	$37,714		$37,714
Costs and expenses:
Research and development	30,925	$322	31,247	95,802	$855	96,657
General and administrative	6,110	286	6,396	17,962	717	18,679
Total costs and expenses	37,035	608	37,643	113,764	1,572	115,336
Operating loss	(26,369)	(608)	(26,977)	(76,050)	(1,572)	(77,622)
Equity in net loss of affiliate	(1,816)		(1,816)	(3,473)		(3,473)
Interest and dividend income	6,233		6,233	11,463		11,463
Impairment loss on investment in partners	—		—	(29,265)		(29,265)
Interest expense	(1,053)		(1,053)	(3,180)		(3,180)
Loss before provision for income taxes	(23,005)	(608)	(23,613)	(100,505)	(1,572)	(102,077)
Provision for income taxes	90		90	286		286
Net loss	$(23,095)	$(608)	$(23,703)	$(100,791)	$(1,572)	$(102,363)

Basic and diluted net loss per share:	$(0.21)	$(0.00)	$(0.21)	$(0.92)	$(0.01)	$(0.93)
Weighted average common shares outstanding —basic and diluted	111,406		111,406	109,845		109,845

	Nine Months Ended September 30, 2005
	As		As
	Reported	Adjustments	Restated

Operating activities:
Net loss	$(100,791)	$(1,572)	$(102,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,316		9,316
Amortization	4,742		4,742
Stock options and awards to employees	242	1,377	1,619
Equity in net loss of Genmab	3,473		3,473
Impairment losses on investments in partners	29,265		29,265
Gain on sale of equity securities	(3,315)		(3,315)
Changes in operating assets and liabilities
Other current assets	(18,815)		(18,815)
Trade accounts payable	(2,377)		(2,377)
Accrued liabilities	(11,232)	195	(11,037)
Deferred contract revenue	25,574		25,574
Net cash used in operating activities	(63,918)	—	(63,918)
Investing activities:
Purchase of property and equipment	(5,869)		(5,869)
Purchase of marketable securities	(56,108)		(56,108)
Sales and maturities of marketable securities	107,287		107,287
Net cash provided by investing activities	45,310	—	45,310
Financing activities:
Cash received from sales of securities and exercise of stock options, net	28,775		28,775
Deferred offering costs - Celldex	(487)		(487)
Principal payments under lease obligations	(4)		(4)
Net cash provided by financing activities	28,284	—	28,284
Net increase in cash and cash equivalents	9,676		9,676
Cash and cash equivalents at beginning of period	64,843		64,843
Cash and cash equivalents at end of period	$74,519	—	$74,519

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$122		$122
Interest	$4,034		$4,034

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

On February 1, 2006, Genmab completed the private placement of 5.75 million shares of its stock.  As a result of this private placement, the Company’s ownership percentage of Genmab was reduced to approximately 18.9%. As a result of a decrease in the Company’s ownership below 20%, on February 1, 2006 the Company began accounting for its investment in Genmab as a marketable security in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities.  The Company’s investment in Genmab is classified as non-current marketable securities in the Company’s September 30, 2006 consolidated balance sheet.  Accounting for the Company’s investment in Genmab as a marketable security in accordance with SFAS No. 115 resulted in an unrealized gain of approximately $306.9 million as of September 30, 2006.  Such unrealized gain is also included within accumulated other comprehensive income classified within shareholders’ equity in the September 30, 2006 consolidated balance sheet.

In addition, the Company recorded a non-cash gain on loss of significant influence in Genmab for the nine month period ended September 30, 2006 of $3.2 million in accordance with FASB Staff Position APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence (FSP APB 18-1).  As a result of Genmab’s private placement of 5.75 million shares of its stock in February 2006 and the corresponding reduction of the Company’s ownership percentage below 20%, the Company’s net foreign translation gains of approximately $5.4 million associated with its investment in Genmab and reflected in accumulated other comprehensive income as of December 31, 2005 was first offset against the remaining carrying value of its investment in Genmab ($2.2 million) reducing the Company’s investment in Genmab to zero with the remaining balance ($3.2 million) recorded as a non-cash gain in the consolidated statement of operations for the nine month period ended September 30, 2006.

4.                              Equity-Based Compensation

The Company’s stock awards are governed by its 2005 Equity Incentive Plan, as amended (the “Plan”).  The exercise price of stock options under the Plan is determined by the Compensation and Organization Committee of the Board of Directors of the Company (the “Committee”) and may not be less than the fair market value of a share of the Company’s common stock on the grant date.  No incentive stock option is exercisable after 10 years from the grant date. As of September 30, 2006, a total of 7,729,841 shares were available for future grants under the Plan.

Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  Other than the amounts discussed in Note 2, no compensation expense was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004 related to stock option grants, as all options granted under the Plan had an exercise price equal to the fair market value of the underlying common stock on the grant date.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under this transition method, compensation cost recognized for the three and nine month periods ended September 30, 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated as a result of the adoption of Statement 123(R).

The following table illustrates the impact of equity-based compensation on reported amounts:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
		Impact of		Impact of
	As	Equity-Based	As	Equity-Based
	reported	Compensation	reported	Compensation
Net loss	$(45,941)	$(5,085)	$(123,995)	$(14,099)
Basic and diluted net loss per share	$(0.37)	$(0.04)	$(1.04)	$(0.12)

The total stock based compensation cost relating to Statement 123(R) for the three month period ended September 30, 2006 has been included in the consolidated statement of operations within research and development expenses ($2.9 million) and general and administrative expenses ($2.1 million).  The total stock-based compensation cost relating to Statement 123(R) for the nine month period ended September 30, 2006 has been included in the consolidated statement of operations within research and development expenses ($7.7 million) and general and administrative expenses ($6.4 million).

The following summarizes all stock option transactions for the Company under the Plan for the period from January 1, 2006 through September 30, 2006.

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Common Stock	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
Outstanding at beginning of period	16,803,728	$8.47
Granted	2,254,994	$10.03
Exercised	(883,149)	$5.10
Canceled	(388,750)	$7.27
Outstanding at end of period	17,786,823	$8.87	6.4 years	$54,457

Exercisable at end of period	11,045,238	$8.93	5.2 years	$40,537

Vested and unvested expected to vest at September 30, 2006	17,250,253	$8.87	6.3 years	$53,427

The weighted-average grant-date fair value of options granted during the nine month periods ended September 30, 2006 and 2005 were $7.29 and $7.95, respectively.  The aggregate intrinsic value of options exercised during these same periods was $6.5 million and $2.9 million, respectively.  The grant-date fair value of shares which vested during the nine month periods ended September 30, 2006 and 2005 was $20.4 million and $17.5 million, respectively.  Cash proceeds from stock options exercised during the nine month periods ended September 30, 2006 and 2005 totaled $4.5 million and $3.1 million, respectively.

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

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2006	2005	2006	2005
Expected stock price volatility	82.7%	98.6%	82.8%	98.6%
Risk-free interest rate	4.59%	4.16%	4.62%	4.16%
Expected life of options	6.25	6.25	6.25	6.25
Expected dividend yield	0%	0%	0%	0%

As of September 30, 2006, the total unrecognized compensation cost related to non-vested stock options was approximately $33.1 million.  This cost is expected to be recognized over a weighted average period of 1.5 years.

Fair Value Disclosures — Prior to Adopting SFAS 123(R)

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Option No. 25, as permitted by SFAS No. 123, and, except for the options discussed in Note 2, accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant.  Had the fair value based method as prescribed by SFAS No. 123 been applied by the Company, the effect on net loss and loss per share for the three and nine month periods ended September 30, 2005 would have been as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	(restated)	(restated)
Net loss, as reported	$(23,703)	$(102,363)
Add: Non-cash employee compensation	556	1,619
Less: Total stock-based employee compensation expense determined under fair value method	(6,165)	(14,272)
Net loss, pro forma	$(29,312)	$(115,016)
Loss per share:
Basic and diluted, as reported	$(0.21)	$(0.93)
Basic and diluted, pro forma	$(0.26)	$(1.05)

Deferred Compensation

The Company maintains deferred compensation programs, under which each of the Company’s executive officers elected to have a portion of his 2005, 2004 and 2003 bonuses, which were otherwise payable in cash, converted to restricted stock units representing shares of the Company’s common stock. Participants in the deferred compensation programs could elect to defer up to 50% of their respective bonuses. The number of restricted stock units awarded upon such conversion was determined by dividing (i) the amount of the bonus to be converted by (ii) the fair market value of the Company’s common stock on the grant date. Participants in the deferred compensation programs elected to defer receipt of the common stock portion of their bonuses until the earlier of three years from the grant date or the participant’s termination from the Company. The bonus portion deferred by each of the participants is matched on a 1:1 basis by the Company and 25% of the match vested as of the respective grant dates. So long as a participant remains employed by the Company, an additional 25% of the Company’s matching contribution vests on each anniversary of the respective grant dates for the next three years. All benefits under each of the deferred compensation programs are distributed in separate payments and will be paid exclusively in the form of shares of the Company’s common stock. The Company’s matching contribution was approximately $0.1 million and $0.1 million for the three month periods ended September 30, 2006 and 2005, respectively and $0.4 million and $0.2 million for the nine month periods ended September 30, 2006 and 2005, respectively.

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

As part of the collaboration, the two companies committed to an initial multi-year budget of approximately $192.0 million to fund the development of ipilimumab as a potential treatment for a broad range of cancers. BMS is responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of product candidates intended solely for regulatory approval in the United States, and BMS will be fully responsible for all development efforts that relate solely to regulatory approval in Europe and other parts of the world. Approximately $3.9 million and $2.9 million of the Company’s revenue for the three month periods ended September 30, 2006 and 2005 and approximately $11.7 million and

$11.2 million of the Company’s revenue for the nine month periods ended September 30, 2006 and 2005 represented the reimbursement of the Company’s costs associated with the development of ipilimumab recorded in compliance with EITF 99-19.  The Company’s share of the BMS development costs for the three month periods ended September 30, 2006 and 2005 was approximately $5.7 million and $1.8 million, respectively and the Company’s share of the BMS development costs for the nine month periods ended September 30, 2006 and 2005 was approximately $17.4 million and $2.3 million, respectively.

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

Through September 30, 2006, the Company has not made any milestone payments to Kirin. However, approximately $2.8 million has been paid to Kirin as of September 30, 2006 representing a payment due Kirin as a result of the Company’s collaboration with Pfizer. Based on a total of three products the Company is developing, which use or the Company believes may use Kirin technology and that (i) are currently in clinical trials, or (ii) the Company anticipates may enter clinical trials through the end of 2007, the Company may be required to make milestone payments to Kirin aggregating up to approximately $12.75 million with respect to such products, or a maximum of approximately $4.25 million per product. The Company’s future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

Other Agreements

The Company has entered into a number of other agreements that contain in-licenses of third-party technology (in addition to Kirin) which may be used together with the Company’s own platform technologies for the generation, development and/or manufacture of its antibody products. In addition, the Company has entered into other third-party agreements that contain in-licenses associated with antibody products that target specific antigens. Many of these agreements contain milestones payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of the Company’s products currently under development trigger such milestone payments. Through September 30, 2006, the Company had made milestone payments under these agreements of approximately $0.3 million. In addition, under the agreements the Company currently has in place (other than with Kirin), based on a total of nine products the Company is developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which the Company anticipates may enter clinical trials before the end of 2007, the Company may be obligated to make future milestone payments aggregating up to approximately $59.9 million with respect to such products. In general, potential milestone payments for antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these milestone payments per product include:

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

The SEC is conducting an informal inquiry into our historical stock option grants and practices and related accounting and disclosures.  In addition, the United States Attorney’s Office for the District of New Jersey is conducting a grand jury investigation relating to the same matters.  At the conclusion of the SEC’s informal inquiry and the U.S. Attorney’s Office investigation, the Company could be subject to regulatory or other fines or penalties or other contingent liabilities, however, no outcome is determinable at this time.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
		(restated)		(restated)

Net loss	$(45,941)	$(23,703)	$(123,995)	$(102,363)
Unrealized gain (loss) on securities	74,456	1,502	309,104	(1,109)
Unrealized (loss) gain on foreign exchange	502	(105)	(3,842)	(100)
Total comprehensive income (loss)	$29,017	$(22,306)	$181,267	$(103,572)

Accounting for the Company’s investment in Genmab as a marketable security in accordance with SFAS No. 115 has resulted in an unrealized gain of approximately $306.9 million as of September 30, 2006.  Such unrealized gain is also included within accumulated other comprehensive income classified within shareholders’ equity in the September 30, 2006 consolidated balance sheet.

11.          Segment Information

The Company is a biopharmaceutical company focused on the discovery, development and potential commercialization of fully human antibody-based therapeutic products. The operations of the Company and its subsidiaries constitute one business segment.

Revenue from customers representing 10% or more of total revenues is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Customer	2006	2005	2006	2005
Bristol-Myers Squibb	37%	34%	38%	35%
Genmab	3%	11%	3%	9%
Pfizer	20%	22%	20%	18%
Centocor, Inc.	—	—	—	11%
Ono Pharmaceuticals Co.	11%	—	9%	—
National Institute of Health	4%	10%	4%	8%

12.  Subsequent Events

Notice of Default Relating to 2.25% Convertible Senior Notes

On August 25, 2006, the Company received a notice of default relating to the Company’s 2.25% Convertible Senior Notes (the “Notes”) in the aggregate principal amount of $150 million due May 15, 2011.

The notice of default under the Indenture governing the Notes cited the Company’s failure to file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 as the basis for the notice of default.  The notice of default further provided that if the Company did not file its June 30, 2006 Form 10-Q by October 24, 2006, an event of default under the Indenture would exist.

On October 4, 2006, the Company announced that it received the requisite consent to adopt the proposed amendments to the Indenture governing its Notes, pursuant to a previously announced consent solicitation statement dated September 22, 2006 as supplemented by a supplement dated October 2, 2006.  The Company and the trustee of the Notes entered into a supplemental indenture effecting amendments to the Indenture.  As consideration for the amendments to the Indenture and waiver of related defaults and events of defaults, the Company will no longer have the right to redeem the Notes prior to May 15, 2010.  At any time on or after May 15, 2010 and until May 14, 2011, the Company will have the right to redeem the Notes in cash, in whole or in part, but only if the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days immediately prior to the day the Company gives notice of redemption is greater than 150% of the applicable conversion price on that date of the notice.  The cash redemption price for the period from May 15, 2010 to May 14, 2011 will equal 100.3% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest, if any, to, but not including, the date of redemption. The Company is in the process of evaluating the accounting for the amendment to the optional redemption rights under the Indenture. The Notes are appropriately classified as a long term liability in the Company’s consolidated balance sheets as no events of default (as defined in the Indenture) exist.

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

The discussion and analysis set forth in this Item 2 has been amended to reflect the restatement of the Company’s financial results, which is more fully described in Note 2, “Restatement of Consolidated Financial Statements” in the notes to the consolidated financial statements of this Form 10-Q.  The impact of the adjustments for the three and nine month periods ended September 30, 2005 was to increase net loss by approximately $0.6 million and $1.6 million, respectively.   The impact of these adjustments was not significant to the Company’s operating results, trends, or liquidity for the three or nine month periods ended September 30, 2005.

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

We have a history of operating losses and may not achieve profitability. As of September 30, 2006, we had an accumulated deficit of approximately $906.0 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our product(s), invest in research, move forward with the development and prepare to commercialize our product(s). Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or delay, reduce or eliminate certain of our research and development programs.

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

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities in the current assets section of our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded (other than Genmab) was approximately 2.2% and 2.6% of total marketable securities as of September 30, 2006 and December 31, 2005, respectively.

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, our marketable securities are classified as available-for-sale securities and are carried at fair value. Marketable securities will include those securities of debt and publicly traded equity securities. These securities, including shares of Genmab, trade on listed exchanges; therefore, fair value is readily available. These securities are also subject to an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Under our accounting policy, a decline in the value of our investments is deemed to be other than temporary and such investments are generally considered to be impaired if their value is less than our cost basis for more than six (6) months, or some other applicable period in light of the facts and circumstances surrounding the investments.

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in a separate line item in our consolidated balance sheet entitled “Investments in, and advances to, other partners” and were approximately $8.2 million as of September 30, 2006. These securities are carried at original investment cost and adjusted for other than temporary impairment charges, if any. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, management of these companies, such companies’ financial statements, and other external sources.  Specifically, our determination of any potential impairment of the value of the securities of privately held companies includes an analysis of the following for each such privately held company on a periodic basis:  review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives.  Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

Our results of operations for the nine month period ended September 30, 2006 include incremental share-based compensation expense of approximately $14.1 million.  We expect that non-cash share-based compensation expense for 2006 will be approximately $17.0 million to $18.0 million based upon current outstanding awards and assumptions applied.  However, any significant awards granted during the remainder of the year, required changes in the estimated forfeiture rates or significant changes in the market price of our stock could have an impact on this estimate.

As of September 30, 2006, the total unrecognized compensation cost related to non-vested stock options expected to vest was approximately $33.1 million.  This cost is expected to be recognized over a weighted average period of 1.5 years.

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

Results of Operations

Three months ended September 30, 2006 and 2005 (Restated)

Contract and License Revenues

Contract and license revenues totaled $6.4 million and $6.5 million for the three month periods ended September 30, 2006 and 2005, respectively, a decrease of $0.1 million, or 2%. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $0.4 million and $1.1 million for the three month periods ended September 30, 2006 and 2005, respectively, a decrease of $0.7 million, or 67%. This decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in the third quarter of 2006 as compared to the third quarter of 2005.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”).  Reimbursement of development costs totaled $5.7 million and $3.0 million for the three month periods ended September 30, 2006 and 2005, respectively, an increase of $2.7 million, or

88%. This increase relates principally to the development of ipilimumab with Bristol-Myers Squibb Company, or BMS.

Research and Development Expenses

Research and development expenses for our product candidates in development were $48.4 million and $31.2 million for the three month periods ended September 30, 2006 and 2005, respectively, an increase of $17.1 million, or 55%. Historically, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Three Months Ended September 30,
	2006	2005
Research	$16,516	$11,063
Product Development	31,834	20,184
Total	$48,350	$31,247

Research Costs

Research costs for the three month period ended September 30, 2006 increased by $5.5 million, or 49%, as compared to the three month period ended September 30, 2005. The increase in research costs primarily relates to the following:

•                              Personnel costs for the three month period ended September 30, 2006 were $5.7 million, an increase of $1.8 million, or 47%, as compared to the three month period ended September 30, 2005. Approximately $1.1 million of the increase is the result of the adoption of SFAS No. 123(R), Share-Based Payment effective January 1, 2006 (see further discussion below). In addition, the increase reflects additional staff needed to support higher levels of new product development opportunities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners.  Personnel costs include salary, benefits, stock based compensation, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our research activities.

•                              License and technology access fees for the three month period ended September 30, 3006 were 2.8 million, an increase of $2.4 million, or 546%, as compared to the three month period ended September 30, 2005.  Increases and decreases in license and technology access fees are primarily the result of the timing of the payments due under such agreements.  These costs represent fees paid to certain partners and research organizations in connection with certain of our collaborations and license agreements.  Included in the 2006 costs are payments to certain companies and research and academic institutions and other entities for licenses to certain technologies for which no comparable payments were made in 2005.

•                              Supply costs for the three month period ended September 30, 2006 were $2.0 million, an increase of $0.7 million, or 48%, as compared to the three month period ended September 30, 2005. The increased supply costs in 2006 are primarily attributable to the continued development of our UltiMAb® system, and the performance of contract services for our collaborative partners.  Included in these costs are materials, chemicals and disposables.  We expect these costs to increase as we continue to expand our research efforts.

Product Development Costs

Product development costs for the three month period ended September 30, 2006 increased by $11.7 million, or 58% as compared to the three month period ended September 30, 2005.  The increase in product development costs primarily relates to the following:

•                              Our share of partners’ product development costs for the three month period ended September 30, 2006 was $7.4 million, an increase of $5.6 million, or 320%, as compared to the three month period ended September 30, 2005. These costs primarily represent our share (35%) of the BMS costs for the development of ipilimumab.  We expect our 35% share of BMS’s costs related to the development of ipilimumab to increase in the future as BMS continues to increase its development activities related to ipilimumab.

•                              Personnel costs for the three month period ended September 30, 2006 were $9.6 million, an increase of $2.7 million, or 39%, as compared to the three month period ended September 30, 2005. Approximately $1.8 million of the increase is the result of the adoption of SFAS No. 123(R), Share-Based Payment effective January 1, 2006 (see further discussion below).  In addition, this increase reflects increased staff needed to support more extensive clinical trial activities for ipilimumab. Personnel costs include salary, benefits, stock based compensation, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to expand our product development activities to further progress our products through clinical trials.

•                  Contract manufacturing costs for the three month period ended September 30, 2006 were $2.1 million, an increase of $1.3 million, or 149%, as compared to the three month period ended September 30, 2005. This increase in third party contract manufacturing costs primarily represents production and packaging expenses related to clinical trials of MDX-060.

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $15.5 million and $6.4 million for the three month periods ended September 30, 2006 and 2005, respectively, an increase of $9.1 million, or 142%. Approximately $2.1 million of the increase is attributable to the operations of Celldex Therapeutics, Inc., or Celldex; approximately $1.9 million of the increase is related the adoption of SFAS No. 123(R), Share-Based Payment effective January 1, 2006 (see further discussion below); and approximately $5.2 million of the increase is related to fees associated with the Company’s Investigation of its prior stock option grant practices (see further discussion under Legal Proceedings in Part II). General and administrative expenses are expected to increase in the future as our products are developed and as we expand our business activities.

Interest and Dividend Income

Interest and dividend income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income was $4.8 million and $6.2 million for the three month periods ended September 30, 2006 and 2005, respectively, a decrease of $1.4 million, or 22%.  Included in interest and dividend income for the three month period ended September 30, 2005 is a gain on the sale of common stock of one of our partners of approximately $3.2 million.  Excluding the impact of this gain, interest and dividend income would have increased by 1.8 million, or 60%, as compared to the three month period ended September 30, 2006.  The increase primarily reflects higher interest rates earned on our investment portfolio.  In addition, we have higher interest and dividend income in 2006 as the result of higher average cash balances reflecting the proceeds received (approximately $128.0 million) from our April 2006 public offering of 11.5 million shares of common stock.  See further explanation under the section entitled Liquidity and Capital Resources.

Interest Expense

Interest expense for the three month periods ended September 30, 2006 and 2005 relates primarily to interest and amortization of issuance costs on our 2.25% Convertible Senior Notes issued in May 2004. Interest expense was $1.1 million and $1.1 million for the three month periods ended September 30, 2006 and 2005, respectively.

Minority Interest—Celldex

Minority interest in loss of Celldex for the three month period ended September 30, 2006 of $1.7 million represents 40% of Celldex’s net loss for the third quarter of 2006. Prior to October 12, 2005, we owned 100% of the outstanding capital stock of Celldex. As a result of certain acquisitions in October of 2005 by Celldex, our ownership percentage was reduced from 100% to approximately 60%. Celldex’s results of operations for 2006 have been consolidated for reporting purposes, and the $1.7 million (the portion of Celldex’s net loss for the three month period ended September 30, 2006 not attributable to us) is recorded as a reduction of our expenses.

Nine months ended September 30, 2006 and 2005 (Restated)

Contract and License Revenues

Contract and license revenues totaled $20.4 million and $22.6 million for the nine month periods ended September 30, 2006 and 2005, respectively, a decrease of $2.2 million, or 10%. This decrease relates principally to $4.0 million in milestone payments received in 2005 from our contract and licensing business which we did not receive in 2006. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $1.2 million and $3.3 million for the nine month periods ended September 30, 2006 and 2005, respectively, a decrease of $2.1million, or 64%. This decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in the first three quarters of 2006 as compared to the first three quarters of 2005.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”).  Reimbursement of development costs totaled $15.8 million and $11.8 million for the nine month periods ended September 30, 2006 and 2005, respectively, an increase of $4.0 million, or 33%. This increase relates principally to the development of MDX-1106 with Ono Pharmaceuticals Co. Ltd.

Research and Development Expenses

Research and development expenses for our product candidates in development were $142.3 million and $96.7 million for the nine month periods ended September 30, 2006 and 2005, respectively, an increase of $45.6 million, or 47%. Historically, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Nine Months Ended September 30,
	2006	2005
Research	$50,278	$34,830
Product Development	92,046	61,827
Total	$142,324	$96,657

Research Costs

Research costs for the nine month period ended September 30, 2006 increased by $15.4 million, or 44%, as compared to the nine month period ended September 30, 2005. The increase in research costs primarily relates to the following:

•                              License and technology access fees for the nine month period ended September 30, 2006 were $10.3 million, an increase of $6.7 million, or 185%, as compared to the nine month period ended September 30, 2005.  Increases and decreases in license and technology access fees are primarily the result of the timing of the payments due under such agreements. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaboration and license agreements. Included in the 2006 costs are payments to certain companies and research and academic institutions and other entities for licenses to certain technologies for which no comparable payments were made in 2005.

•                              Personnel costs for the nine month period ended September 30, 2006 were $16.3 million, an increase of $4.8 million, or 42%, as compared to the nine month period ended September 30, 2005. Approximately $2.7 million of the increase is the result of the adoption of SFAS No. 123(R), Share-Based Payment effective January 1, 2006 (see further discussion below). In addition, the increase reflects additional staff needed to support higher levels of new product development opportunities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners.  Personnel costs include salary, benefits, stock based compensation, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our research activities.

•                              Facility costs for the nine month period ended September 30, 2006 were $8.3 million, an increase of $2.0 million, or 32%, as compared to the nine month period ended September 30, 2005. The increases in facility costs primarily relates to property taxes and maintenance costs.  Facility costs include depreciation, utilities, maintenance, property taxes and other related expenses. We expect to incur increased facility costs as a result of increased energy costs and continued capital expansion.

Product Development Costs

Product development costs for the nine month period ended September 30, 2006 increased by $30.2 million, or 49% as compared to the nine month period ended September 30, 2005.  The increase in product development costs primarily relates to the following:

•                              Our share of partners’ product development costs for the nine month period ended September 30, 2006 was $19.9 million, an increase of $17.4 million, or 699%, as compared to the nine month period ended September 30, 2005. These costs primarily represent our share (35%) of the BMS costs for the development of ipilimumab.  We expect our 35% share of BMS’s costs related to the development of ipilimumab to increase in the future as BMS continues to increase its development activities related to ipilimumab.

•                              Personnel costs for the nine month period ended September 30, 2006 were $27.7 million, an increase of $7.5 million, or 37%, as compared to the nine month period ended September 30, 2005. Approximately $4.7 million of the increase is the result of the adoption of SFAS No. 123(R), Share-Based Payment effective January 1, 2006 (see further discussion below).  In addition, this increase reflects increased staff needed to support more extensive clinical trial activities for ipilimumab. Personnel costs include salary, benefits, stock based compensation, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to expand our product development activities to further progress our products through clinical trials.

•                              Clinical research fees for the nine month period ended September 30, 2006 were $10.7 million, an increase of $3.2 million, or 42%, as compared to the nine month period ended September 30, 2005. This increase resulted primarily from the continued enrollment of patients in the Phase III clinical trial for ipilimumab in combination with MDX-1379 and the initiation of additional sites for this trial.  Sites participating in this trial are currently located in North America, Europe and Latin America.  The continued enrollment of patients in the Phase III trial and the initiation of additional sites resulted in increased monitoring costs and increased investigator site fees. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

We expect product development costs to increase in the future as more of our products enter clinical trials. In addition, we may be obligated to make milestone payments on certain of our products as they progress through the clinical trial process.

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $35.1 million and $18.7 million for the nine month period ended September 30, 2006 and 2005, respectively, an increase of $16.4 million, or 88%. Approximately $6.1 million of the increase is attributable to the operations of Celldex,  approximately $5.6 million of the increase is related the adoption of SFAS No. 123(R), Share-Based Payment effective January 1, 2006 (see further discussion below) and approximately $6.1 million of the increase is related to fees associated with the Company’s Investigation of its prior stock option grant practices (see further discussion under Legal Proceedings in Part II). General and administrative expenses are expected to increase in the future as our products are developed and we expand our business activities.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was $1.0 million and $3.5 million for the nine month period ended September 30, 2006 and 2005, respectively, a decrease of $2.5 million, or 70%, and represents our share of Genmab’s net loss for the nine month period ended September 30, 2006 and 2005.  The decrease was primarily related to the suspension of our share of Genmab’s net losses effective February 1, 2006.  On February 1, 2006, Genmab completed the private placement of 5.75 million shares of its stock.  As a result of this private placement, our ownership percentage of Genmab was reduced to approximately 18.9%.  See Note 3 to the consolidated financial statements for further explanation. Beginning February 1, 2006 we began accounting for its investment in Genmab as a marketable security in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities.

Interest and Dividend Income

Interest and dividend income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income was $12.7 million and $11.4 million for the nine month period ended September 30, 2006 and 2005, respectively, an increase of $1.3 million, or 11%.  The increase primarily reflects higher interest rates earned on our investment portfolio.  In addition, we have higher interest and dividend income in 2006 as the result of higher average cash balances reflecting the proceeds received (approximately $128.0 million) from our April 2006 public offering of 11.5 million shares of common stock.  See further explanation under the section entitled Liquidity and Capital Resources.

Impairment Loss on Investments in Partners

We have investments in several partners whose securities are not publicly traded.  Because these securities are not publicly traded, the value of these investments is inherently more difficult to estimate than investments in publicly traded companies.  We recorded impairment charges of $0 and $29.3 million for the nine month periods ended September 30, 2006 and 2005, respectively, related to investments in certain of our partners whose securities are not publicly traded.  The impairment charge for the nine month periods ended September 30, 2005 related entirely to our investment in IDM.  The amount of the impairment charge was calculated as the difference between (i) the estimated per share value expected to be received by IDM shareholders upon completion of its merger with Epimmune, Inc., a publicly traded company, which was announced on March 16, 2005 and completed in August 2005, and (ii) our carrying value.  Our investment in IDM was reclassified to marketable securities in the third quarter of 2005.  If we deem any of our investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments

Interest Expense

Interest expense for the nine month periods ended September 30, 2006 and 2005 relates to interest and amortization of issuance costs on our 2.25% Convertible Senior Notes issued in May 2004. Interest expense was $3.2 million and $3.2 million for the nine month periods ended September 30, 2006 and 2005, respectively.

Minority Interest—Celldex

Minority interest in loss of Celldex for the nine month periods ended September 30, 2006 of $4.8 million represents 40% of Celldex’s net loss for the first three quarters of 2006. Prior to October 12, 2005, we owned 100% of the outstanding capital stock of Celldex. As a result of certain acquisitions in October of 2005 by

Celldex, our ownership percentage was reduced from 100% to approximately 60%. Celldex’s results of operations for 2006 have been consolidated for reporting purposes, and the $4.8 million (the portion of Celldex’s net loss for the nine month period ended September 30, 2006 not attributable to us) is recorded as a reduction of our expenses.

Non-Cash Gain on Investment in Genmab

Non-cash gain on investment in Genmab for the nine month period ended September 30, 2006 of $3.2 million was recorded in accordance with FASB Staff Position APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence (FSP APB 18-1).  As a result of Genmab’s private placement of 5.75 million shares of its common stock in February 2006 and the corresponding reduction of our ownership percentage below 20%, our accumulated other comprehensive income associated with our investment in Genmab was first offset against the remaining carrying value of our investment in Genmab ($2.2 million), reducing our investment in Genmab to zero, with the remaining balance ($3.2 million) recorded as a non-cash gain in the consolidated statement of operations for the nine month period ended September 30, 2006.

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

At September 30, 2006, we had $386.3 million in cash, cash equivalents and marketable securities.  Approximately $16.4 million of cash and cash equivalents included in the September 30, 2006 balance relates to Celldex and is consolidated for accounting purposes.  We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.

Cash Used in Operating Activities

Cash used in operating activities was $94.8 million and $63.9 million for the nine month periods ended September 30, 2006 and 2005, respectively. This reflects an increase of $30.9 million in 2006 as compared to the same period in 2005.  The increase in net cash used in operating activities for the nine month period ended September 30, 2006 was primarily due to a decrease in cash received in connection with deferred contract revenue.  Deferred contract revenue for the nine month period ended September 30, 2005 includes $25.0 million received from our collaboration with BMS.  There was no comparable addition to deferred revenue during the nine month period ended September 30, 2006.  In addition, approximately $6.1 million of the increase relates to fees associated with the Company’s Investigation of its prior stock option grant practices for which there were no comparable expenses in 2005.

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

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $88.9 million for the nine month period ended September 30, 2006 compared to net cash provided by investing activities of $45.3 million for the nine month period ended September 30, 2005.  The overall increase in cash used in investing activities was $34.6 million and was primarily the result of the following factors:

•                  Purchases of marketable securities totaled $192.0 and $56.1 million for the nine month periods ended September 30, 2006 and 2005, respectively.  The 2006 purchases were made with the net proceeds of approximately $128.0 million received from the sale of 11.5 million shares of our common stock at a public offering price of $11.75 per share.  The 2005 purchases were made with the proceeds received from the BMS collaboration.

•                  Sales and maturities of marketable securities were $113.1 million and $107.3 million for the nine month periods ended September 30, 2006 and 2005, respectively.  Proceeds from sales of marketable securities in 2006 and 2005 were primarily used to fund operations and capital expenditures.

Cash Provided by Financing Activities

Cash provided by financing activities was $133.4 million and $28.3 million for the nine month periods ended September 30, 2006 and 2005, respectively.  Cash provided by financing activities for the nine month period ended September 30, 2006 was primarily due to proceeds received from a public offering of 11.5 million shares of our common stock at a public offering price of $11.75 per share, resulting in net proceeds of approximately $128.0 million.  Cash provided by financing activities for the nine month period ended September 30, 2005 was primarily due to the proceeds received ($25.0 million) from the sale of common stock to BMS in connection with our collaboration.

Other Liquidity Matters

Effective February 1, 2006, we ceased accounting for our investment in Genmab A/S (“Genmab”) under the equity method of accounting due to a reduction in ownership and a corresponding loss of significant influence (see Note 2).  We currently account for our investment in Genmab in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Our investment in Genmab has been classified as a non-current marketable security in our September 30, 2006 consolidated balance sheet.

Accounting for our investment in Genmab as a marketable security in accordance with SFAS No. 115 has resulted in an unrealized gain of approximately $306.9 million as of September 30, 2006.  Such unrealized gain is also included within accumulated other comprehensive income classified within shareholders’ equity in the September 30, 2006 consolidated balance sheet.

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

In January 2005, we announced the closing of a collaboration and co-promotion agreement and a related securities purchase agreement with BMS. Under the terms of the collaboration, we and BMS each granted the other certain intellectual property licenses and product rights on a worldwide basis in order to enable us to collaborate in research and development of certain therapeutic antibody-based products for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by us to BMS of a license to commercialize ipilimumab, a fully human antibody product developed using our UltiMAb Human Antibody Development System. Ipilimumab is currently under investigation for the treatment of a broad range of cancers. The collaboration also includes the grant by us to BMS of a sub-license to MDX-1379, a gp100 peptide vaccine licensed by us from the U.S. Public Health Service, for use with ipilimumab for the treatment of metastatic melanoma. We and BMS are currently conducting a Phase III clinical trial with ipilimumab and MDX-1379 combination therapy in Stage III and Stage IV metastatic melanoma patients at multiple sites worldwide.  In addition, we and BMS have initiated two registrational studies of ipilimumab for metastatic melanoma under two separate Special Protocol Assessment agreements with the FDA.  One is a monotherapy registrational study of ipilimumab in second-line (previously treated with melanoma therapy other than ipilimumab) metastatic melanoma that is completed enrollment in 2006, and the other is a Phase III clinical trial of ipilimumab used in combination with chemotherapy in first-line (previously untreated) patients with metastatic melanoma.

As part of the collaboration, we and BMS committed to an initial multi-year budget of approximately $192.0 million to fund the development of ipilimumab as a potential treatment for a broad range of cancers. BMS is responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by us. We and BMS will share equally the costs of any clinical trials of products intended solely for regulatory approval in the United

States, and BMS will be fully responsible for all development costs that relate solely to regulatory approval in Europe and other parts of the world.

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

Through September 30, 2006, we have not made any milestone payments to Kirin although approximately $2.8 million has been paid to Kirin as of September 30, 2006 representing a payment due Kirin as a result of our collaboration with Pfizer, Inc., or Pfizer. In addition, based on a total of three products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2007, we may be required to make milestone payments to Kirin aggregating up to approximately $12.75 million with respect to such products, or a maximum of approximately $4.25 million per product. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through September 30, 2006, we had made milestone payments of approximately $0.3 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of nine products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2007, we may be obligated to make future milestone payments aggregating up to approximately $59.9 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

Changes in Internal Controls Over Financial Reporting:  Such evaluation did not identify any significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on public disclosures, as of February 1, 2007, regulatory applications, including INDs, have been submitted to the FDA or comparable foreign authorities, for 36 product candidates derived from our UltiMAb platform. Neither we nor our partners have any product candidates employing our human antibody technology that have been approved for sale by the FDA or comparable foreign authorities and/or commercialized. Product candidates employing our human antibody technology have not advanced and may not advance beyond clinical development or demonstrate clinical safety and effectiveness.

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

We have incurred large operating losses, and we anticipate that these losses will continue for the foreseeable future. In particular, as of September 30, 2006, we had an accumulated deficit of approximately $905.9 million. Our net losses were $148.0 million and $124.0 million for the year ended December 31, 2005 and the nine-month period ended September 30, 2006, respectively. Our losses have resulted principally from:

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

In June 2006, two derivative actions were filed in New Jersey state court by shareholders purporting to act on behalf of Medarex, naming Medarex as a nominal defendant and certain current and former directors as defendants.  In November 2006, and January 2007, three additional derivative complaints were filed in the United States District Court for the District of New Jersey, containing nearly identical factual allegations concerning Medarex’s historical stock option granting practices.  The complaints allege, among other things, that certain of Medarex’s officers and directors breached their fiduciary duties to the Company and violated federal securities laws in connection with public statements made in SEC filings relating to the Company’s historical stock option granting practices and related accounting.  The complaints seek unspecified damages and equitable relief.  These actions are in their preliminary stages.  We could be required to pay significant damages in connection with this litigation.

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

We own approximately 60% of Celldex Therapeutics, Inc., a privately held biopharmaceutical company.  Due to the size of our equity interest in Celldex, we are currently required to consolidate the operations of Celldex in our financial statements, which results in the inclusion of their losses in our financial statements.  We are unable to predict what such losses will be. For the year ended December 31, 2005 and the nine-month period ended September 30, 2006, our share, net of minority interest, of Celldex’s net loss included in our financial statements was approximately $12.6 million and $7.2 million, respectively.

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

We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapeutics. Some of these companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same disease indications as are we and our partners. Also, we compete with companies that offer antibody generation services to other companies that have disease related target antigens. These competitors have specific expertise or technology related to monoclonal antibody development. In the past, we competed directly with Abgenix, which merged with Amgen in April 2006, with respect to the generation of fully human antibodies from transgenic mice.  As a result of the merger, Amgen owns Abgenix’s XenoMouse technology and may engage in direct competition with us in the area of generating fully human monoclonal antibodies for antibody-based therapeutics. In February 2007, Regeneron Pharmaceuticals, Inc licensed its VelocImmune® monoclonal antibody generation technology to AstraZeneca, potentially enabling AstraZeneca to compete with us in the generation of therapeutic antibodies. In addition, we have entered into agreements with each of Kirin and Genmab, respectively, that grant these companies licenses to our proprietary transgenic mouse technology platform, enabling them to compete with us in offering antibody generation and development services in certain markets.

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

Xenerex Biosciences, or Xenerex, and XTL Biopharmaceutical, Ltd., or XTL, have developed technology that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies in functionally modified mice.  Numerous additional companies are developing therapeutic products comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies that do not involve immunization of animals for creating antibodies comprising human antibody sequences. For example, phage display technology is being used by companies, such as Cambridge Antibody Technology Group plc (part of the AstraZeneca group of companies), Dyax and MorphoSys to generate potentially therapeutic products comprising human antibody sequences. Companies such as Johnson & Johnson, MedImmune, Amgen, Biogen Idec, Novartis, Genentech, PDL BioPharma, Wyeth, Abbott Laboratories and GlaxoSmithKline have generated therapeutic products that are currently in development or on the market and that are derived from recombinant DNA that comprise human antibody components.

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

We have obtained orphan drug designation for each of ipilimumab and MDX-1379 for specified metastatic melanoma patient populations, and therefore each is eligible for orphan drug exclusivity if approved first. The FDA’s approach with respect to orphan drug status for antibody products is uncertain, particularly with respect to whether two antibody products against the same disease target would be considered to be the same for orphan drug purposes under current law and regulations.  Furthermore, we are not aware of established FDA policies or precedent for how orphan drug exclusivity applies in circumstances where two or more compounds with orphan drug designations are approved for combination therapy.  The FDA may not grant us exclusivity for the ipilimumab and MDX-1379 combination therapy, or may permit others to receive approval for differing combinations of similar compounds despite any orphan drug exclusivity we receive for different uses or for treating metastatic melanoma, depending on FDA’s assessment of the chemical similarity of the other drugs to our products.  We therefore may not receive any meaningful protection for ipilimumab, MDX-1379 or our other products based on orphan drug exclusivity.

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

We will depend on our own manufacturing facilities and/or on those of our partners and other third parties to manufacture products generated through the use of our human antibody technology if we are able to commercialize any of our product candidates. Before commercializing a new drug, manufacturers must demonstrate compliance with the applicable cGMP requirements which include quality control and quality assurance requirements as well as the maintenance of extensive records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding foreign and state authorities, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing for products generated through the use of our technology. In addition, cGMP requirements are constantly evolving, and new or different requirements may apply in the future. We, our partners or third party contract manufacturers may not be able to comply with the applicable regulations. After regulatory approvals are obtained, the subsequent discovery of previously unknown problems, or the failure to maintain compliance with existing or new regulatory requirements may result in restrictions on the marketing of a product, withdrawal of the product from the market, seizures, costly required corrective and preventative actions, the shutdown of manufacturing facilities, injunctions, monetary fines and/or civil or criminal sanctions.

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

In addition to this challenge to the validity of this Genentech patent through reexamination process at the USPTO, MedImmune, a licensee of the patent, has filed a complaint in Federal District Court alleging that the patent is invalid.  MedImmune’s standing to prosecute this complaint as a non-breaching licensee was challenged by Genentech, but a recent Supreme Court ruling on the matter has resulted in MedImmune’s standing being upheld, and the case has been remanded for further consideration of the merits.  As a result of this ruling, it may now be possible for licensees of our patents to challenge the validity of the patents that have been licensed.

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

Risks Related to Our Common Stock

Our stock price may be volatile.

Historically, there has been significant volatility in the market prices of biotechnology companies’ securities. During the two-year period ended September 30, 2006, the sale prices of our common stock ranged between $7.06 and $16.07.  Various factors and events may have a significant impact on the market price of our common stock. These factors include, by way of example:

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