Form 10-K
period 2006-12-31
MEDAREX INC
filed 2007-03-01
CIK 874255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                       .

Commission File No. 0-19312

MEDAREX, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2822175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
707 State Road, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 430-2880

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock	The NASDAQ Global Market under
($0.01 par value)	symbol MEDX

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes  ☒  No  ☐

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

Large accelerated filer ☒           Accelerated filer ☐               Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,043,382,907 as of June 30, 2006, based upon the closing sale price on the NASDAQ Global Market reported for such date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 15,544,747 shares held by directors, officers and shareholders whose ownership exceeded 5% of the registrant’s outstanding Common Stock as of June 30, 2006. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.

As of January 31, 2007, the registrant had outstanding 124,244,059 shares of Common Stock, $0.01 par value (“Common Stock”), which is registrant’s only class of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2007 (the “Proxy Statement”) are incorporated by reference in Parts II and III of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index.

MEDAREX, INC.

TABLE OF CONTENTS

FORM 10-K

PART I

In this Annual Report, “Medarex” or the “company,” “we,” “us” and “our” refer to Medarex, Inc., and our wholly-owned subsidiaries. This Annual Report contains forward-looking statements that involve risk and uncertainties. Actual events or results may differ materially from those discussed in this Annual Report. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report.

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

Currently, 34 antibody product candidates generated from our UltiMAb Human Antibody Development System® are in human clinical trials, or have had regulatory applications submitted for such trials(1). Information regarding the clinical status of third-party antibody products is based on public information available as of the date hereof. Phase III clinical trials are currently under way relating to seven of the most advanced product candidates in which Medarex has an economic interest through co-promotion/profit sharing rights, royalties and/or equity ownership. Six of the seven product candidates currently in Phase III trials were generated through the use of our UltiMAb® technology and include:

•       ipilimumab (also known as MDX-010), which we are developing jointly with Bristol-Myers Squibb Company, or BMS, for the treatment of metastatic melanoma and other cancers;

•       golimumab (also known as CNTO 148) under development by Centocor, Inc. (a subsidiary of Johnson & Johnson), or Centocor, for the treatment of rheumatoid arthritis, psoriatic arthritis and ankylosing spondylitis;

•       CNTO 1275 for the treatment of psoriasis, also under development by Centocor;

•       zanolimumab (also known as HuMax-CD4®), being developed by Genmab A/S, or Genmab, and Merck Serono S.A., or Merck Serono, for the treatment of T-cell lymphomas;

•       ofatumumab (also known as HuMax-CD20™), being developed by Genmab and GlaxoSmithKline for the treatment of follicular non-Hodgkin’s lymphoma and chronic lymphocyte leukemia; and

•       zalutumumab (also known as HuMax-EGFr™), being developed by Genmab for the treatment of head and neck cancer.

(1)          Information regarding the clinical status of third-party antibody products is based on public information available as of the date hereof.

The seventh product candidate currently in Phase III trials in which we have an economic interest is CP-675,206, which is being developed by Pfizer, Inc., or Pfizer, for the treatment of metastatic melanoma. We expect to receive double-digit royalties on sales of this product, should commercialization occur.

Medarex is committed to building value by developing a diverse pipeline of antibody products to address major unmet healthcare needs in the world. In addition to the antibody candidates currently in Phase III trials, multiple product candidates in Phase II, Phase I and preclinical testing are being developed either by Medarex alone or by Medarex jointly with our partners, or separately by our partners. These partners include Amgen, Inc., BMS, Centocor, Eli Lilly and Company, or Eli Lilly, Genmab, ImClone Systems Incorporated, or ImClone Systems, MedImmune, Inc., Novartis Pharma AG and Novo Nordisk A/S. We believe that through the broad use of our UltiMAb® technology, we are leveraging our efforts and our partners’ efforts to create, develop and potentially commercialize innovative treatments for a wide range of diseases.

In addition to our UltiMAb Human Antibody Development System®, we have considerable experience in preclinical and clinical development as well as in manufacturing antibodies for clinical trials. Our existing manufacturing facility in Annandale, New Jersey currently has the capacity to undertake multiple antibody projects concurrently for clinical development purposes, meeting our near-term production demands. We have assembled a team of experienced scientific, production, clinical and regulatory personnel to facilitate the discovery and development of antibody-based products for us and for certain of our partners. We intend to add sales, marketing and additional manufacturing capabilities as needed.

Our operations constitute one business segment. For additional financial information regarding the reportable segment, see “Results of Operations” in Item 7 and the Consolidated Financial Statements and Supplementary Data in Item 8 of this Annual Report on Form 10-K.

Products in Development

The following tables summarize potential therapeutic indications and development stages for antibody products in which Medarex has an economic interest, including our product candidates and those of our partners (based on publicly available information), and is followed by brief descriptions of each specific program.

Phase III Product Candidates in Clinical Development

PRODUCT	INDICATION	CLINICAL STATUS	PARTNER/LICENSEE
ipilimumab (MDX-010)	Metastatic Melanoma	Phase III	Co-developing with BMS*
golimumab (CNTO 148)	Rheumatoid Arthritis, Psoriatic Arthritis, Ankylosing Spondylitis	Phase III	Centocor♦
CNTO 1275	Psoriasis	Phase III	Centocor♦
zanolimumab (HuMax-CD4®)	T-cell Lymphomas	Phase III	Genmab (partnered with Merck Serono S.A.)†
ofatumumab (HuMax-CD20™)	Chronic Lymphocytic Leukemia, Follicular non-Hodgkin’s Lymphoma	Phase III	Genmab (partnered with GlaxoSmithKline)‡
zalutumumab (HuMax-EGFr™)	Head and Neck Cancer	Phase III	Genmab‡
CP-675,206	Metastatic Melanoma	Phase III	Pfizer♣

*                    We have the option to co-promote and share profits in the U.S. We expect to receive milestone payments as this product candidate moves toward product approval, and royalties on product sales outside the U.S., should commercialization occur.

♦                    We expect to receive milestone payments as this product candidate moves through clinical trials, and royalties on product sales, should commercialization occur.

†                     We received an equity interest in Genmab in exchange for a license of our proprietary antibody technology. In addition, we expect to receive milestone payments for activities in Europe and Asia, as well as royalties on product sales in Europe and Asia that could reach double-digits, should commercialization of zanolimumab occur.

‡                     We received an equity interest in Genmab in exchange for a license of our proprietary antibody technology. We are not entitled to license fees, milestone payments or royalties from the license of this particular product candidate.

♣                  We expect to receive double-digit royalties on product sales, should commercialization occur.

Phase II and Phase I/II Product Candidates in Clinical Development

PRODUCT	INDICATION	CLINICAL STATUS	PARTNER/LICENSEE
ipilimumab (MDX-010)	Metastatic Melanoma, Prostate, Breast, Renal Cell and Other Cancers	Phase II and earlier	Co-developing with BMS*
MDX-066 and MDX-1388	C. difficile Disease	Phase II	Co-developing with Massachusetts Biologic LaboratoriesΔ
MDX-060	Lymphoma	Phase II	Wholly-owned by Medarex
Amgen Antibody-1	Undisclosed Disease	Phase II	Amgen♦
CNTO 95	Cancer	Phase II	Centocor♦
MDX-018	Inflammatory Disease	Phase I/II	Co-developing with Genmab‡

*                    We have the option to co-promote and share profits in the U.S. We expect to receive milestone payments as this product candidate moves toward product approval, and royalties on product sales outside the U.S., should commercialization occur.

Δ                   We expect to share certain research and development costs associated with this product, as well as profits or losses associated with its commercialization, on a 50/50 basis.

♦                    We expect to receive milestone payments as this product candidate moves through clinical trials, and royalties on product sales, should commercialization occur.

‡                     Under our collaboration with Genmab on MDX-018, we have the right to 100% of all revenues and profits in Asia. Outside of Asia, we and Genmab share in the revenues and profits on a 50/50 basis, subject to certain payments that Genmab owes us with respect to milestones and royalties on MDX-018.

Phase I Product Candidates in Clinical Development

PRODUCT	INDICATION	CLINICAL STATUS	PARTNER/LICENSEE
MDX-1100	Ulcerative Colitis	Phase I	Wholly-owned by Medarex
MDX-1106	Cancer	Phase I	Co-developing with Ono Pharmaceutical Co. Ltd. §§
MEDI-545	Systemic Lupus Erythematosus	Phase I	MedImmune*
MDX-1303	Anthrax Infection	Phase I	Co-developing with PharmAthene, Inc. ΔΔ
MDX-1401	Cancer	Phase I	Wholly-owned by Medarex
MDX-1307	Colorectal, Pancreatic, Bladder and Breast Cancers	Phase I	Celldex Therapeutics, Inc.**
Novartis Antibody-1	Autoimmune Disease	Phase I	Novartis Pharma♦
Novartis Antibody-2	Autoimmune Disease	Phase I	Novartis Pharma♦

Amgen Antibody-2	Undisclosed Disease	Phase I	Amgen♦
Amgen Antibody-3	Undisclosed Disease	Phase I	Amgen♦
Amgen Antibody-4	Undisclosed Disease	Phase I	Amgen♦
AMG 714	Psoriasis	Phase I	Genmab (partnered with Amgen) ‡
FG-3019	Idiopathic Pulmonary Fibrosis; Diabetic Nephropathy; Pancreatic Cancer	Phase I	FibroGen, Inc.♦
HGS-TR2J	Cancer	Phase I	Kirin Brewery Co., Ltd. (partnered with Human Genome Sciences)§
Lilly Antibody	Undisclosed Disease	Phase I	Eli Lilly♦
BMS-66513	Cancer	Phase I	BMS♦
Roche Antibody	Undisclosed Disease	Phase I	Genmab (partnered with Roche)‡
Undisclosed Product	Undisclosed Disease	Phase I	Undisclosed
NI-0401	Autoimmune Disease	Phase I	NovImmune, Inc.♦
Undisclosed Product	Undisclosed Disease	Phase I	Undisclosed
IMC-18F1	Cancer	Phase I	ImClone Systems♦
IMC-3G3	Cancer	Phase I	ImClone Systems♦

§§             We have the right to develop and commercialize MDX-1106 in North America, and Ono has the right to develop and commercialize MDX-1106 outside of North America, in each case subject to payment of a royalty to the other party on sales in such territories, should commercialization occur.

*                    We have the option to co-promote and share profits in the U.S. We expect to receive milestone payments as this product candidate moves toward product approval, and royalties on product sales outside the U.S., should commercialization occur.

ΔΔ           PharmAthene is fully responsible for funding of research and development activities for MDX-1303 that are not supported by government funds. We expect to share profits associated with this product according to a preagreed allocation percentage.

**             In April 2004, we assigned our rights to this product candidate to Celldex, in which we currently have an equity interest of approximately 60%. We will not be entitled to license fees or milestone payments with respect to this product. We expect to receive royalties on product sales, should commercialization occur.

♦                    We expect to receive milestone payments as this product candidate moves through clinical trials, and royalties on product sales, should commercialization occur.

‡                     We received an equity interest in Genmab in exchange for a license of our proprietary antibody technology. We are not entitled to license fees, milestone payments or royalties from the license of this particular product candidate.

§                    We expect to receive royalties on product sales, should commercialization occur.

Selected Preclinical Product Candidates

PRODUCT	INDICATION	CLINICAL STATUS	PARTNER
MDX-1333	Lupus	Preclinical	MedImmune*
MDX-1411	Cancer (aCD70)	Preclinical	Wholly-owned by Medarex
MDX-1342	Cancer (aCD19)	Preclinical	Wholly-owned by Medarex
PacMab Antibody	Cancer	Preclinical	Co-developing with PacMab LimitedΔ
aSDF-1 Antibody	Multiple Indications	Preclinical	Co-developing with Ono Pharmaceutical Co. Ltd.§§

*                    We have the option to co-promote and share profits in the U.S. We expect to receive milestone payments as this product candidate moves toward product approval, and royalties on product sales outside the U.S., should commercialization occur.

Δ                   We expect to share certain research and development costs associated with this product, as well as profits or losses associated with its commercialization, on a 50/50 basis.

§§             We have the right to develop and commercialize the αSDF-1 antibody in North America, and Ono has the right to develop and commercialize the αSDF-1 antibody outside of North America, in each case subject to payment of a royalty to the other party on sales in such territories, should commercialization occur.

Phase III Product Candidates in Clinical Development

Ipilimumab (Anti-CTLA-4 Antibody)—Metastatic Melanoma.   Ipilimumab, also known as MDX-010, is a fully human antibody that targets the cytotoxic T-lymphocyte antigen 4 immune receptor, known as CTLA-4. This receptor, which is a molecule found on the surface of T-cells, has been shown to diminish or down-regulate the immune response to tumors or infectious agents. By using a fully human antibody to block the activity of CTLA-4, we believe that patients’ immune systems may be able to mount a stronger immune response against foreign pathogens and cancers. We initially focused on the use of this antibody for the treatment of metastatic melanoma and prostate cancer and have expanded clinical studies into other indications such as breast, renal cell, ovarian and other cancers. We have also expanded the ipilimumab clinical program to include combination studies with chemotherapy, immunotherapy and vaccines. Effective January 2005, we entered into a collaboration with BMS to develop and potentially commercialize ipilimumab for melanoma and any additional disease indications. A more detailed description of our collaboration with BMS is included herein under the section entitled “Our Human Antibody Partnering Business—BMS.”

Metastatic Melanoma Registrational Program.   We and BMS are pursuing a registrational program of clinical studies investigating ipilimumab as a monotherapy (second-line), in combination with chemotherapy (first-line) and in combination with a melanoma vaccine (second-line) for the treatment of metastatic melanoma.

In March 2006, under a Special Protocol Assessment agreement, or SPA, with the U.S. Food and Drug Administration, or FDA, a single-arm monotherapy registrational study was initiated in patients with metastatic melanoma who have progressed after at least one prior regimen of a melanoma treatment other than ipilimumab, and the trial completed enrollment in 2006. This trial is the subject of a potential Biologic License Application, or BLA, filing in 2007. The open label clinical trial is designed to evaluate 150 patients with unresectable Stage III or Stage IV advanced melanoma who have progressed after at least one prior regimen of a melanoma treatment other than ipilimumab (second-line setting). Patients receive a dose of 10 mg/kg of ipilimumab once every three weeks for up to four doses. Subsequently, eligible patients who have not experienced disease progression at week 24 continue in a maintenance phase where a single dose of ipilimumab is administered once every 12 weeks until disease progression. The study is designed to assess best objective response rate (complete and partial responses) as the primary endpoint. Secondary endpoints include disease control rate (complete and partial responses plus stable disease), progression-free and overall survival, as well as duration of best objective responses. Other supportive Phase II studies using monotherapy in second-line patients with metastatic melanoma are also under way.

In June 2006, under a separate SPA agreement with the FDA, a dacarbazine, or DTIC, combination Phase III trial was initiated and is expected to enroll up to 500 patients with previously untreated Stage III or Stage IV metastatic melanoma (first-line setting). Patients in the randomized, double-blind, two-arm registrational clinical trial will receive ipilimumab (10 mg/kg) in combination with DTIC, or DTIC with placebo once every three weeks for up to four doses. Subsequently, eligible patients who have not experienced disease progression at week 24 continue in a maintenance phase where a single dose of ipilimumab is administered once every 12 weeks until disease progression. The study is designed to assess progression-free survival as the primary endpoint. Secondary endpoints include overall survival, progression-free survival rate at week 12, best overall objective response rate and duration of responses, and disease control rate (complete and partial responses plus stable disease).

Also under an SPA agreement with the FDA, a Phase III trial of ipilimumab in combination with MDX-1379 (a melanoma peptide vaccine based on gp100) commenced enrollment in September 2004. We expect to enroll approximately 750 second-line HLA-A2 positive patients with unresectable Stage III or Stage IV melanoma in centers worldwide. The patients are randomized to receive one of three regimens on a 3:1:1 basis, with approximately 450 patients receiving ipilimumab/MDX-1379 combination, approximately 150 patients receiving MDX-1379 alone and approximately 150 patients receiving ipilimumab alone. All patients receiving ipilimumab receive a dose of three mg/kg every three weeks for up to four doses. The study is designed to assess best objective response rate (complete and partial responses) as the primary endpoint. Secondary endpoints include disease progression and overall survival. Treatment assignment is blinded, with oversight by an independent Data Monitoring Committee, or DMC.

We and BMS continue to evaluate the relative priorities of these studies in light of regulatory feedback, new clinical data, enrollment rates and other factors relevant to the timing of potential BLA filings.

Our ipilimumab monotherapy registrational trial is based upon data from completed and ongoing Phase II studies in previously-treated metastatic melanoma and renal cell cancer indicating efficacy as monotherapy and adequate tolerability of ipilimumab at doses up to 10 mg/kg. Our registrational trial of ipilimumab in combination with DTIC is based upon Phase II data in which the combination of ipilimumab and DTIC produced an overall response rate of approximately 17% (median survival of 14.8 months with approximately 25% of patients alive nearly 24 months post-treatment) and with an acceptable safety profile. Historically, median survival after diagnosis of metastatic melanoma is six to nine months.

Our Phase III pivotal trial of ipilimumab in combination with the MDX-1379 vaccine was initiated based on data from a Phase II clinical trial in which 56 patients with metastatic melanoma were treated with one of two dose regimens of ipilimumab in combination with MDX-1379 and showed complete or partial responses lasting, in some cases, over 40 months or more.

In June 2004, the FDA granted orphan drug designation to ipilimumab for the treatment of high risk Stage II, Stage III and Stage IV melanoma, and, in March 2005, orphan drug designation was granted to MDX-1379 for the treatment of HLA-A2-positive patients with Stage IIB, Stage IIC, Stage III and Stage IV melanoma.

In October 2004, Fast Track status was granted to the development program for ipilimumab in combination with MDX-1379 for the treatment of second-line patients with unresectable Stage III or Stage IV melanoma. In December 2006, the FDA granted Fast Track designation for ipilimumab used as a monotherapy in previously treated (second-line) metastatic melanoma patients, as well as for ipilimumab used in combination with chemotherapy (dacarbazine) in previously untreated (first-line) metastatic melanoma patients.

Additional human clinical trials of ipilimumab are described in the section entitled “Phase II Product Candidates in Clinical Development” below.

Adverse Events.   Our ipilimumab clinical trials are conducted in patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and in some cases, our product is used in combination with approved therapies that themselves have significant adverse event profiles. In trials of ipilimumab, the most common drug-specific adverse events include diarrhea, rash, reduced pituitary function, colitis and increased liver enzymes, ranging from mild in most cases to severe in a very small number of instances. These events were anticipated and are consistent with an immune-based mechanism of action due to ipilimumab-mediated CTLA 4 blockade. Other than a very small number of fatalities not directly related to disease progression or complications of the disease being treated, representing approximately 1% of over 1,000 patients treated in all previous trials of ipilimumab, which may or may not be attributable to our product candidates, the majority of adverse events resolved or improved with treatment and without further significant complications. Through our experience in over 1,000 patients who have received ipilimumab, collectively, treatment algorithms have evolved and are in place to diagnose and manage the adverse events, which appear to be statistically correlated with clinical response. In addition, Phase II clinical trials are under way to explore the prophylactic use of oral non-absorbable steroids to minimize the gastrointestinal events sometimes associated with ipilimumab activity, as well as to explore potential biomarkers that may be predictive of clinical responses.

Golimumab (Anti-TNFa Antibody)—Inflammatory Diseases.   In October 2006, Centocor reported that golimumab, also known as CNTO 148, a high affinity, fully human antibody that targets TNFa for inflammatory diseases, is in Phase III clinical trials for active rheumatoid arthritis, active psoriatic arthritis and ankylosing spondylitis. In addition, according to publicly available information, golimumab is in development for severe persistent asthma (Phase II). In January 2007, Johnson & Johnson reported that a BLA filing for golimumab is expected in early 2008.

CNTO 1275 (Anti-IL-12/IL-23 Antibody)—Inflammatory Diseases.   In October 2006, Centocor reported that CNTO 1275, a high affinity, fully human antibody that targets IL-12/IL-23 for the treatment of inflammatory diseases, is in a Phase III clinical trial for psoriasis. In addition, according to publicly available information, CNTO 1275 is in Phase II clinical trials for psoriatic arthritis, multiple sclerosis and Crohn’s disease. In January 2007, Johnson & Johnson reported that a BLA filing for CNTO 1275 is expected in 2007.

Zanolimumab (Anti-CD4 Antibody)—T-cell Lymphomas.   Genmab and Merck Serono are developing zanolimumab, also known as HuMax-CD4®, a fully human antibody that targets the CD4 receptor on T-cells, which are believed to be involved in promoting autoimmune disease. In April 2005, Genmab announced its SPA agreement with the FDA for a pivotal Phase III trial for the treatment of cutaneous T-cell lymphomas, or CTCL, which is currently ongoing. A Phase II clinical trial in non-cutaneous T-cell lymphoma is also under way.

In March 2004, Genmab announced that zanolimumab had been granted Fast Track status by the FDA for patients with CTCL. Genmab has also disclosed that zanolimumab has received orphan drug designation for the treatment of CTCL by the European Agency for the Evaluation of Medicinal Products in April 2004 and by the FDA in August 2004.

Ofatumumab (Anti-CD20 Antibody)—Lymphoma, Leukemia, Rheumatoid Arthritis.   Genmab and GlaxoSmithKline are developing ofatumumab, also known as HuMax-CD20™, a fully human antibody targeting CD20, a molecule found on B cells. In 2006, Genmab announced the initiation of two separate Phase III pivotal studies with ofatumumab, one for the treatment of chronic lymphocytic leukemia, or CLL, in May 2006, and one for the treatment of non-Hodgkin’s lymphoma in July 2006.

In December 2004, Genmab announced that this product candidate was granted Fast Track designation by the FDA for the treatment of CLL.

Zalutumumab (Anti-EGFr Antibody)—Head and Neck Cancers.   Genmab is developing zalutumumab, also known as HuMax-EGFr™, a fully human antibody targeting EGFr, a receptor molecule that has been found in excess on many types of tumor cells. In September 2006, Genmab announced the initiation of a Phase III pivotal study with zalutumumab for the treatment of head and neck cancer.

In January 2006, the FDA granted Fast Track designation to HuMax-EGFr for the treatment of patients with head and neck cancer who have previously failed standard therapies.

CP-675,206 (Anti-CTLA-4  Antibody)—Metastatic Melanoma.   Pfizer is developing CP-675,206, a fully human antibody generated by using transgenic mouse technology substantially similar to our HuMAb-Mouse® technology. Pfizer’s antibody targets the immune receptor CTLA-4. According to publicly available information, a first-line Phase III clinical trial comparing CP-675,206 alone against chemotherapy alone for metastatic melanoma was initiated by Pfizer in March 2006. This two-arm, randomized Phase III clinical trial is expected to enroll up to 630 patients, with a primary endpoint being overall survival. Secondary endpoints are said to include durable responses, progression-free survival at six months, objective tumor responses and duration of such responses and human anti-human antibody, or HAHA, responses. In addition, CP-675,206 is being explored as a monotherapy treatment for metastatic melanoma. The open label, single arm study is expected to enroll up to 215 patients, with a primary endpoint being anti-tumor efficacy. Secondary endpoints are said to include safety, pharmacokinetics, survival and health-related quality of life.

Phase II and Phase I/II Product Candidates in Clinical Development

Ipilimumab (Anti-CTLA-4 Antibody)—Metastatic Melanoma; Prostate, Breast, Renal Cell and Other Cancers.   As part of our joint ipilimumab clinical development program with BMS, there are multiple Phase II and early clinical trials under way or expected to commence in multiple tumor types, including melanoma, prostate, breast, renal, pancreatic, colorectal, ovarian, lymphoma and others. Some of these studies are designed to support our registrational program in melanoma, and other studies are designed to explore the activity of ipilimumab in additional disease indications as monotherapy and in combination with other cancer therapies.

MDX-066 and MDX-1388 (Anti-Toxin A and Anti-Toxin B Antibodies)—Clostridium difficile Associated Diarrhea.   MDX-066, also known as CDA-1, and MDX-1388 are fully human antibodies that we are co-developing with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, or MBL. MDX-066 and MDX-1388 are designed to target Toxin A and Toxin B, respectively, the toxins produced by the bacterium Clostridium difficile, which are associated with a serious and sometimes deadly form of diarrhea called Clostridium difficile associated diarrhea, or CDAD.

In September 2006, a randomized, double-blind, placebo-controlled Phase II clinical trial of MDX-066 in combination with MDX-1388 was initiated for the treatment CDAD. The single-dose Phase II clinical trial is expected to enroll up to 200 patients with CDAD and is designed to assess the efficacy of the combination of the two antibodies against placebo as an addition to standard of care antibiotics to resolve CDAD more quickly and to prevent subsequent relapse of disease.

MDX-060 (Anti-CD30 Antibody)—Lymphoma.   MDX-060 is a fully human antibody that targets CD30, which is a marker for activated lymphocytes and is present on the malignant cells of Hodgkin’s disease, or HD, and anaplastic large cell lymphoma, or ALCL, as well as other CD30-expressing cancers. Through its ability to target CD30-expressing tumor cells, we believe that MDX-060 may facilitate the elimination of such cells by the immune system. We have observed responses in HD and ALCL in early Phase I and Phase II clinical trials and are currently exploring the activity profile of MDX-060 in combination with gemcitabine in a Phase II clinical trial of up to 60 patients with HD. In October 2004, the FDA granted orphan drug designation to MDX-060 for the treatment of HD. In January 2006, orphan drug designation was received for the treatment of CD30-positive T-cell lymphoma.

Amgen Antibody-1—Undisclosed Disease.   We are aware of one antibody product candidate derived from our technology being developed by Amgen that is in Phase II clinical trials for an undisclosed indication.

CNTO 95 (Anti-integrin receptors Antibody)—Cancer.   In May 2005, Centocor announced that it is developing CNTO 95, a high affinity, fully human antibody targeting the av integrin receptors that are implicated in tumor-induced angiogenesis. Angiogenesis is the formation of new blood vessels and is believed to play an important role in tumor growth and metastasis. According to publicly available information, a Phase II clinical trial of CNTO 95 is under way for advanced melanoma.

MDX-018 (Anti-inflammation Antibody)—Inflammatory Disease.   MDX-018, also known as HuMax-Inflam™, is a fully human antibody that we are co-developing with Genmab. A Phase I/II European clinical trial of MDX-018 in patients suffering from an undisclosed autoimmune disease has been completed, and Genmab and Medarex are continuing to investigate potential development paths and also the competitive and commercial opportunities for this product.

Selected Phase I and Preclinical Product Candidates

We and our partners and licensees have active early clinical and preclinical development programs that we anticipate may lead to the identification of new antibody product candidates and novel combinations with antibodies currently in development. We expect these development efforts to lead to additional clinical candidates in both the near and long term. Our programs and those of our partners and licensees include, among others, the following:

MDX-1100 (Anti-IP-10 Antibody)—Inflammatory Diseases.   We are developing MDX-1100, a fully human antibody that targets IP-10, also known as CXCL10, a chemokine expressed in association with multiple inflammatory disease indications such as rheumatoid arthritis, inflammatory bowel disease and multiple sclerosis. The multi-center, single-dose, dose-escalation Phase I clinical trial is open to enroll up to 32 patients with ulcerative colitis. We also have an ongoing Phase I safety trial of MDX-1100 in healthy volunteers. We acquired full rights to MDX-1100 as part of our acquisition of Ability Biomedical Corporation in August 2004.

MDX-1106 (Anti-PD-1 Antibody)—Cancer.   MDX-1106 is a fully human anti-PD-1 antibody that we are co-developing with Ono Pharmaceutical. MDX-1106 is designed to target PD-1, a receptor expressed on the surface of activated lymphocytes and is involved in tumor evasion of the immune system responses. A dose-escalation Phase I clinical trial for the treatment of recurrent or treatment-refractory solid tumors is currently under way in up to 39 patients.

Studies suggest that the PD-1 signaling pathway may play an important role in tumor evasion and escape from host immune responses and may also promote the persistence of certain chronic viral infections. Preclinical studies suggest that antibody blockade of the PD-1 signaling pathway promotes anti-tumor responses and control of persistent viral infections. In addition to cancer, we and our partner expect to explore potential new opportunities in the infectious disease setting.

MEDI-545 and MDX-1333 (Anti-Type 1 IFN Antibodies)—Systemic Lupus Erythematosus.   MedImmune is developing MEDI-545, previously known as MDX-1103, and MDX-1333, also known as MEDI-546, two fully human antibodies that target two different components of the Type 1 interferon, or IFN, pathway, which is believed to be involved with systemic lupus erythematosus, or SLE, disease activity. MEDI-545 is an antibody designed to block multiple Type 1 IFN subtypes, and MDX-1333 is an antibody that is designed to block the receptor of Type 1 IFN. In November 2004, we announced a collaboration with MedImmune, whereby MedImmune will be responsible for continued development of these antibodies. Prior to the initiation of a pivotal trial, we may elect to co-develop and co-promote in return for a profit-share in the U.S. In April 2006, MedImmune initiated a Phase I clinical trial of MEDI-545 for the treatment of SLE. The randomized, double-blind, placebo-controlled, dose-escalation Phase I study is expected to enroll up to 45 patients. In December 2006, MedImmune reported that it expects to initiate additional clinical trials of MEDI-545 in lupus (Phase II), idiopathic inflammatory myositis (Phase II) and psoriasis (Phase I). MedImmune also reported that it expects to file an Investigational New Drug Application, or IND, for MDX-1333.

MDX-1303 (Anti-Anthrax Antibody)—Bacillus anthracis Infection.   MDX-1303, also known as Valortim™, is a fully human antibody that we are co-developing with PharmAthene. MDX-1303 is designed to protect against inhalation anthrax by targeting a protein component of lethal toxins produced by the Bacillus anthracis bacterium known as the anthrax protective antigen. In preclinical studies, MDX-1303 both protected against infection and, when administered some time after exposure, induced recovery and survival in animals exposed to lethal doses of inhalation anthrax spores. Recently, we and PharmAthene completed a dose-escalation Phase I clinical trial to evaluate the safety, tolerability and pharmacokinetics of MDX-1303 in 46 healthy volunteers.

In 2004, we and PharmAthene received two grants from a division of the National Institutes of Health, or NIH, for up to $7.2 million over three years to support our research and development of MDX-1303. In addition, we and PharmAthene procured $2.05 million and $1.0 million in fiscal years 2006 and 2007, respectively, from the U.S. Department of Defense to support ongoing development of MDX-1303. In January 2006, the FDA granted Fast Track status for MDX-1303. In February 2006, orphan drug designation was received for the treatment of anthrax infection.

MDX-1401 (Anti-CD30 Antibody)—Lymphoma.   We are developing MDX-1401, a fully human antibody that targets CD30-positive lymphomas. MDX-1401 is a second generation version of MDX-060 that is manufactured using BioWa’s POTELLIGENT™ Technology to provide for enchanced Fc receptor mediated anti-tumor activity. In January 2007, we announced the allowance of an IND filed with the FDA to commence a dose-escalation, multi-dose Phase I clinical trial that is expected to enroll up to 36 patients with relapsed or refractory Hodgkin’s disease. The trial is designed to establish and evaluate the safety profile and initial efficacy of MDX-1401. Preclinical in vitro studies showed that this second-generation nonfucosylated anti-CD30 antibody demonstrated enhanced antibody-dependent cellular cytotoxicity, or ADCC, an important mechanism of action of therapeutic antibodies.

MDX-1307 (Anti-Mannose Receptor/ßhCG Antibody)—Colorectal, Pancreatic, Bladder and Breast Cancers.   Our partly-owned subsidiary, Celldex Therapeutics, Inc., or Celldex, is developing MDX-1307, also known as CDX-1307, a fusion protein composed of a mannose receptor-specific human antibody conjugated to the beta chain of human chorionic gonadotropin, or ßhCG. This therapeutic cancer vaccine is designed to induce antibody and cytotoxic T-cell responses directed at cancer cells in patients with ßhCG-expressing tumors. An ongoing dose-escalation, multi-dose Phase I clinical trial is expected to enroll up to 18 patients with metastatic or locally advanced colorectal, pancreatic or bladder cancers. A Phase I clinical trial with MDX-1307 for the treatment of breast cancer is ongoing.

AMG 714 (Anti-IL-15 Antibody)—Psoriasis.   AMG 714 is a fully human antibody that is being developed under an agreement between Genmab and Amgen and that targets Interleukin-15 (IL-15), an immune system signaling molecule that appears early in the cascade of events that ultimately leads to inflammatory disease. According to Amgen, a Phase II trial investigating AMG 714 in the treatment of rheumatoid arthritis has been completed and the data were presented at the European League Against Rheumatism in 2006. A re-formulation of AMG 714 has been developed and is in Phase I clinical testing for psoriasis.

FG-3019 (Anti-CTGF)—Idiopathic Pulmonary Fibrosis, Diabetic Nephropathy and Pancreatic Cancer.   FG-3019, being developed by FibroGen, is a fully human therapeutic antibody that targets CTGF, connective tissue growth factor. According to Fibrogen, FG-3019 has completed a Phase Ib clinical trial for the treatment of diabetic nephropathy and a Phase I clinical trial for idiopathic pulmonary fibrosis. In addition, an IND application has been filed to begin clinical testing in pancreatic cancer.

Other Product Candidates.   We are aware of a number of other antibody product candidates derived from our UltiMAb® technology for which our partners have commenced Phase I clinical trials, including two Novartis antibodies for the treatment of autoimmune disease, three Amgen antibodies for undisclosed indications, HGS-TR2J for cancer being developed by Human Genome Sciences pursuant to a license with Kirin Brewing Co., Ltd., or Kirin, Eli Lilly’s antibody for an undisclosed indication, BMS-66513 by BMS for cancer, an undisclosed antibody being developed by Roche/Genmab for an undisclosed indication, NI-0401 by NovImmune, Inc. for autoimmune disease, two anti-cancer antibodies being developed by ImClone Systems, and two undisclosed antibodies being developed by undisclosed partners.

Our Human Antibody Partnering Business

As of February 1, 2007, we have more than 45 partnerships with pharmaceutical and biotechnology companies to jointly develop and commercialize products or to enable other companies to use our UltiMAb Human Antibody Development System® in their development and commercialization of new therapeutic and, in some cases, diagnostic products.

BMS

In January 2005, we announced the closing of a collaboration and co-promotion agreement and a related securities purchase agreement with BMS. Under the terms of the collaboration, we and BMS have each granted the other certain intellectual property licenses and product rights on a worldwide basis to enable us to collaborate in the research and development of certain therapeutic antibody-based product candidates for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by us to BMS of a license to commercialize ipilimumab, a fully human antibody product candidate developed using our UltiMAb Human Antibody Development System®, that is antagonistic to CTLA-4. Ipilimumab is currently under investigation for the treatment of a broad range of cancers. The collaboration also includes the grant by us to BMS of a sub-license to MDX-1379, a gp100 peptide vaccine licensed by us from the U.S. Public Health Service, for use with ipilimumab for the treatment of metastatic melanoma. The FDA has granted orphan drug designation for ipilimumab for the treatment of high risk Stage II, Stage III and Stage IV melanoma.

We and BMS are currently conducting three separate registrational studies of ipilimumab for metastatic melanoma under three separate Special Protocol Assessment agreements with the FDA. One is a monotherapy study of ipilimumab in second-line (previously treated with melanoma therapy other than ipilimumab) metastatic melanoma that completed enrollment in 2006. This monotherapy study is the subject of a potential BLA filing in 2007. A Phase III clinical trial of ipilimumab used in combination with chemotherapy in first-line (previously untreated) patients with metastatic melanoma was initiated in June 2006 and is currently under way. The third study is an ongoing Phase III clinical trial with ipilimumab and MDX-1379 combination therapy in Stage III and Stage IV metastatic melanoma patients. Each of these trials is being conducted at multiple sites worldwide.

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

Under the terms of the collaboration, we have the option to co-promote any product in the U.S. If we exercise a co-promotion option with respect to a product for use in the first cancer indication for which an initial regulatory approval filing is accepted by the FDA, we will have the right and obligation to co-promote such product for use in all cancer indications, even if such indications are the subject of additional filings or approvals, and even if we opted-out of the development of any such indication. Even if we elect to co-promote a product for cancer indications, however, we would need to exercise a separate option to co-promote that product with respect to any indication other than cancer. If we do not exercise our co-promotion option with respect to a product for use in the first cancer indication for which an initial regulatory approval filing is accepted by the FDA, then we will not have the right or obligation to co-promote such product for any cancer indications, unless the filing for that first cancer indication is not approved by FDA.

Under the terms of the collaboration, we could receive up to $205.0 million from BMS if all regulatory milestones are met, plus up to an additional $275.0 million in sales-related milestones. If we exercise our co-promotion option with respect to ipilimumab for the metastatic melanoma indication, and regulatory approval is obtained, we would receive 45% of any profits from commercial sales of such product in the U.S. In the event we choose not to exercise our co-promotion rights with respect to a product, BMS will have exclusive commercial rights in the U.S. and will pay us royalties on commercial sales. Regardless of whether or not we exercise our co-promotion option, outside the U.S., BMS will have exclusive commercial rights for products and will pay us royalties on commercial sales.

Pursuant to these agreements, BMS made an initial cash payment to us on January 21, 2005 of $25.0 million. In addition, BMS purchased a total of 2,879,223 unregistered shares of our common stock at a purchase price equal to $8.6829 per share for an aggregate purchase price of $25.0 million. These shares were issued in a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The purchase price represented a small premium to the market price on the date we entered into the collaboration. BMS agreed to a two-year lock-up period with respect to any sales of such stock. The lock-up period expired in January 2007, and BMS may now sell such shares pursuant to the provisions of Rule 144 under the Securities Act. We have no future obligation to file a registration statement to permit the resale of such shares.

Unless terminated earlier, the BMS collaboration will continue for as long as development and/or commercialization of any collaboration products continue. BMS, however, may terminate the collaboration on a country-by-country basis at any time and, under certain conditions, on a product-by-product basis, resulting in the return of all rights to us with respect to such country and/or product. In addition, BMS may terminate our co-promotion rights in the U.S. in the event that we fail to satisfy certain performance criteria. We may terminate the BMS collaboration in the event of certain specified material breaches by BMS, in which case product rights would revert to us, and we may terminate BMS’s co-promotion rights in the event that BMS fails to satisfy certain performance criteria.

Pfizer

In September 2004, we entered into a series of agreements with Pfizer. The first agreement, or the Pfizer Amendment, amended our existing collaborative research and license and royalty agreements with Pfizer to provide for the discovery and development of up to 50 antibody products over ten years. The second and third agreements were a sublicense by us to Pfizer and a cross-license of certain patents and patent applications solely relating to our respective anti-CTLA-4 antibody programs, together, the Pfizer Licenses. The fourth agreement was a stock purchase agreement also related to the anti-CTLA-4 programs. Pursuant to certain of these agreements, Pfizer made a total initial cash payment to us of $80.0 million and purchased, through its wholly-owned subsidiary Pfizer Overseas Pharmaceuticals, a total of 4,827,808 unregistered shares of our common stock at a purchase price equal to $6.21 per share for an aggregate purchase price of $30.0 million at a small premium to market price at the time we entered into the collaboration. The shares were issued in a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Pfizer also agreed to a two-year lock-up period with respect to any sales of such stock. This lock-up period has expired and such shares may now be sold pursuant to the provisions of Rule 144 under the Securities Act. We have no future obligation to file a registration statement to permit the resale of such shares.

Under the Pfizer Amendment, we expect to use our UltiMAb Human Antibody Development System® to generate product candidates to disease-associated targets identified by Pfizer. We will receive standard market rates for performing these antibody-making services. The product candidates generated by the collaboration will then be transferred to Pfizer, which will be fully responsible for the worldwide development and commercialization of such product candidates, including the payment of all costs and expenses related thereto. We have no future payment obligations relating to the development and commercialization of these product candidates. We have the potential to receive research funding, license fees and milestone payments. if certain development milestones are met, as well as royalties on any commercial sales of the products.

We and Pfizer have retained all rights to our respective separate anti-CTLA-4 products. Pursuant to the Pfizer Licenses, which are non-exclusive, we have the potential to receive milestones and double-digit royalty payments based upon commercial sales of any Pfizer anti-CTLA-4 antibody product whether or not such product was generated using our UltiMAb® technology. In contrast, we have no future payment obligations to Pfizer in connection with any anti-CTLA-4 product we may develop. Both we and Pfizer are independently pursuing the clinical testing of antibodies to CTLA-4, including our ipilimumab and Pfizer’s CP-675,206 product candidates, both of which are currently in Phase III clinical trials for metastatic melanoma.

Our 50/50 Collaborative Partnerships

We have continued to increase our access to novel therapeutic targets by establishing collaborations with other companies and institutions that have identified potential therapeutic targets or have created platforms for the identification of such targets. We actively seek opportunities to in-license and/or acquire such targets and intend to develop novel therapeutic products by producing fully human antibodies that interact with such targets. As of February 1, 2007, we had agreements with more than two dozen collaborators with whom we plan to jointly develop and commercialize human antibody products. Typically, a collaborator will provide one or more target antigen(s), and we will generate and develop antibodies against the antigen(s) using our UltiMAb Human Antibody Development System®. We and our collaborators typically agree to share equally the costs of clinical development and manufacturing, as well as revenues, expenses and profits associated with any products arising under the collaboration. We believe this allows us to participate in the research and development of substantially more potential candidates than we could develop on our own if we bore the entire cost of development.

Our Out-Licensing Partnerships

Our licensing partners typically obtain licenses to one or more of our antibody generating technologies which allow these partners to develop and commercialize antibody-based products using our technology. We could receive license fees, milestone payments and royalties on product sales in connection with each of these products. Under these licenses, there is usually an initial period during which our licensing partner may elect to enter into a research license for antibodies to a particular designated target. Subsequently, our partner may elect to obtain a commercial license for one or more specific monoclonal antibodies. In some cases, once a partner has obtained a commercial license for monoclonal antibodies to a given target, we can no longer license our human antibody technology to a different company for that particular target. As of February 1, 2007, we had approximately two dozen licensing partnerships with various partners including industry leaders such as Abbott Laboratories, Amgen, Centocor, Eli Lilly, ImClone Systems, MedImmune, Novartis, Novo Nordisk and Pfizer.

The financial terms of our licensing partnerships typically include license fees and a series of milestone payments commencing upon initiation of clinical trials and continuing through to commercialization. These fees and milestones may total up to $7.0 to $10.0 million per antibody if the antibody receives approval from the FDA or equivalent foreign agencies. A licensing partnership may involve multiple antibodies. Under these partnerships, we expect to also receive royalties on any product sales. In some cases, our partners reimburse us for research and development activities we conduct on their behalf. Generally, under the terms of these agreements, our partners are responsible for all costs of product development, manufacturing and commercialization of any products.

Our Cross-Licensing and In-Licensing Partnerships

Kirin

In September 2002, we entered into a collaboration and license agreement with Kirin, which provides for us to exchange with Kirin certain cross-licenses for each other’s technology for the development and commercialization of human antibody products. Pursuant to a letter of intent that was superceded by the collaboration and license agreement, we and Kirin developed the KM-Mouse®, a unique crossbred mouse that combines the traits of our HuMAb-Mouse® with Kirin’s TC Mouse™. Under the collaboration and license agreement, we have exchanged cross-licenses with Kirin with respect to the KM-Mouse® and other antibody-generating mice. In addition, certain of the cross-licenses granted under the collaboration and license agreement are subject to license, milestone and royalty payments by one party to the other. We are aware of one antibody, HGS-TR2J, currently in a Phase I clinical trial, which is being developed by Human Genome Sciences pursuant to a license with Kirin. We expect to receive royalties on sales of this product, should commercialization occur.

Through December 31, 2006, we had not made any milestone payments to Kirin, although approximately $2.8 million has been paid to Kirin as of December 31, 2006 representing a payment due Kirin as a result of our collaboration with Pfizer. Based on a total of four products we are developing which use or we believe may use Kirin technology and that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2008, we may be required to make milestone payments to Kirin aggregating up to approximately $17.0 million with respect to such products, or a maximum of approximately $4.25 million per product. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

Other Cross-Licensing and In-Licensing Partnerships

In addition to our collaboration with Kirin, we have entered into a number of other agreements that contain in-licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. We have also entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments, which we will be required to pay, that become due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through December 31, 2006, we had made milestone payments of approximately $0.3 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of nine products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2008, we may be obligated to make future milestone payments aggregating up to approximately $59.6 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

•       submission of IND(s) or foreign equivalents;

•       commencement of Phase I, Phase II and/or Phase III clinical trials or foreign equivalents;

•       submission of BLA(s) or foreign equivalents; and

•       receipt of marketing approval(s) to sell products in a particular country or region.

In addition, the licenses above may trigger royalty payments in connection with the commercialization of certain of our products. To date, we have not made any royalty payments on sales of our products and believe we are at least one year away from selling any products that would require us to make any such royalty payments. Whether we will be obligated to make milestone or royalty payments in the future is subject to the success of our product development efforts and, accordingly, is inherently uncertain.

Significant Partner Revenue

Revenue from partners representing 10% or more of total revenues for the years ended December 31, 2006, 2005 and 2004 is as follows:

Partners	2006	2005	2004
BMS	37%	34%	4%
Genmab	3%	8%	26%
Pfizer	21%	18%	20%

Further information regarding revenues from partners is included in Notes 9 and 10 in the Notes to the Consolidated Financial Statements and Supplementary Data included in Item 8 of this Annual Report on Form 10-K.

Strategic Investments

Genmab

In August 2000, we entered into a binding memorandum of understanding, or the Genomics Agreement, with Genmab, a Danish biotechnology company in which we held, at the time, an equity interest of approximately 44%, pursuant to which we granted Genmab rights to make available our transgenic mouse technologies for multi-target (five or more targets) genomics partnerships to certain pharmaceutical and biotechnology companies whose headquarters are located in Europe. The Genomics Agreement had an initial term of five years with a right exercisable by Genmab to extend the term for an additional two years. The initial term of the agreement expired in August 2005 and was not extended. For each year of the agreement, we received $2.0 million per year from Genmab. At Genmab’s option, these amounts were paid in either cash or capital stock. During the years ended December 31, 2006,  2005 and 2004, we recognized $0, $1.3 million and $2.0 million, respectively, of revenue from this agreement.

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

In February 2006, Genmab completed a private placement of 5.75 million shares of its stock. As a result of this offering, our ownership interest was reduced to below 20%. Beginning February 1, 2006, we accounted for our investment in Genmab as a marketable security in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

In February 2007, we sold 2,578,500 shares of Genmab through a block trade resulting in net proceeds of approximately $152.1 million, thereby reducing our interest in Genmab to approximately 10.8%.

IDM

During the second half of the 1990s, the focus of our business shifted from humanized and murine monoclonal antibody-based products to fully human antibody development. As a result, in July 2000, we entered into an agreement with Immuno-Design Molecules, S.A., or IDM, whereby we licensed to IDM certain of our humanized and murine antibodies in exchange for equity units in IDM. In August 2005,

IDM completed a share exchange with Epimmune Inc., a Delaware corporation traded on the NASDAQ Global Market, whereby IDM shareholders exchanged their IDM shares for shares of Epimmune. Epimmune subsequently changed its name to IDM Pharma, Inc., or IDM Pharma. As a result of the exchange and a subsequent private placement in February 2007, we currently hold an approximate 14.6% equity position in IDM Pharma. IDM Pharma’s most advanced product candidate, Junovan™, has completed Phase III clinical trials for the treatment of osteosarcoma, a bone cancer affecting adolescents, and is under review for market approval by the FDA and the European Agency for the Evaluation of Medicinal Products, or EMEA.

Celldex

In 2004, we assigned or licensed to Celldex, our then wholly-owned subsidiary, certain intellectual property related to our vaccine technology, including the rights to MDX-1307, one of our product candidates for the treatment of cancer, as well as the IND associated with this product candidate.

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

Through the acquisition of Alteris, Celldex obtained exclusive rights to CDX-110, a therapeutic cancer vaccine, previously knowns as ALT-110, currently in an investigator-initiated Phase II clinical trial for the treatment of brain cancer and an investigator-initiated Phase I clinical trial for the treatment of prostate and ovarian cancers. CDX-110 is based on a variant of the epidermal growth factor receptor known as EGFRvIII. In addition, Celldex acquired several patent applications from Alteris covering the Rapid Identification of Alternative Splicing™ system, or RIAS, a proprietary technology platform for the discovery of new disease-specific targets.

Our Human Antibody Technology

The UltiMAb® Technology Platform

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

Our solution to making antibodies with fully human protein sequences is to use transgenic strains of mice in which mouse antibody gene expression is suppressed and replaced with human antibody gene expression. Because our mice contain genes encoding human antibodies, we believe the antibodies we generate are more likely to have favorable safety profiles and be eliminated less rapidly from the human body, potentially reducing the frequency and amount of dosing required to affect disease targets. Additionally, our fully human antibodies do not require any humanization, a process that at times has proven to be challenging and time consuming, and can result in antibodies with lowered binding affinities for their respective targets. Our human antibody technology includes (i) our HuMAb-Mouse® technology, (ii) Kirin’s TC Mouse™ technology, and (iii) the KM-Mouse® technology, a crossbred mouse that combines the characteristics of our HuMAb-Mouse® with those of the TC Mouse™. In total these technologies constitute our UltiMAb Human Antibody Development System®.

Our HuMAb-Mouse® technology refers to transgenic mice in which the mouse genes for creating antibodies have been disrupted and functionally replaced by human antibody genes. Our HuMAb-Mouse® transgenic strains contain key gene sequences from unrearranged human antibody genes that code for both the heavy and light chains of human antibodies. Because genes determine what proteins are made, our transgenic mice make human antibody proteins. We have thus created mice that have the ability to make fully human monoclonal antibodies. This result avoids the need to humanize murine monoclonal antibodies, and because the human genes in our HuMAb-Mouse® are stable, they are passed on to the mice offspring and, therefore, bred indefinitely at relatively low cost and without additional genetic engineering. Our HuMAb-Mouse® can generate fully human antibodies with affinities in the picomolar range, or as high as 1012 (molar-1).

Through our collaboration with Kirin, we have access to the Kirin TC Mouse™, which contains complete sets of the variable and constant genes found in the corresponding natural human immunoglobulin loci, including all heavy chain classes that encode all isotypes (IgG1-4, IgA1-2, IgD, IgM and IgE). The TC Mouse™ also has the ability to make fully human monoclonal antibodies. Together with Kirin, we have developed the KM-Mouse®, a crossbred mouse that combines the characteristics of our HuMAb-Mouse® with those of Kirin’s TC Mouse™, retaining the capability to produce all human antibody isotypes with an immune response that we believe is previously unseen in any human antibody producing mouse system.

To further enhance our ability to create products from genomics research, we have also coupled the UltiMAb Human Antibody Development System® with other technologies, such as our proprietary Ultra-Potent Toxin™, or UPT, technology for creating antibody immunoconjugates. Our UPT program includes a class of DNA alkylating agents, which have been designed to overcome multi-drug resistance. We believe this program provides us with a platform for generating cytotoxic drugs that specifically target various cancers.

The UltiMAb® Advantage

Our unique technology platform constitutes what we believe to be the most complete technology solution available in the marketplace for generating fully human antibodies and enables us to produce antibodies that we believe set the industry standard in that they (i) are fully human, (ii) are of a very high affinity, and (iii) can be produced and manufactured relatively quickly and efficiently.

We believe that our fully human antibody technologies offer the following advantages over other antibody technologies:

•                    Fully Human Antibodies.   Unlike humanization techniques, our UltiMAb Human Antibody Development System® generates antibodies with fully human protein sequences, which we believe will permit the development of products with a favorable safety profile. Additionally, we believe fully human antibody-based products are likely to be eliminated less rapidly from the human body, potentially reducing the frequency and amount of dosing.

•                    High Affinity Antibodies.   Our human antibody technology takes advantage of the human body’s natural affinity maturation process, whereby antibodies evolve over time to have higher affinity to targets, creating antibodies that can have affinities up to 1,000 times higher than the chimeric or humanized antibodies now approved for sale in the U.S. Our high affinity antibodies have been generated against a wide range of target antigens. Our human antibodies are produced without the need for any subsequent engineering to make them more human—a process that at times has proven to be challenging and time consuming. Thus, we reduce the risk that an antibody’s structure and function will be altered by such engineering.

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

•                    Greater Certainty of Intellectual Property Rights.   We are not aware of any licenses required to create fully human antibodies using our UltiMAb® technology platform to a target owned by the user except under patents currently owned or licensed by us. In contrast, various entities hold patents that may cover the chimerization or humanization of monoclonal antibodies. In addition, several companies and academic institutions have developed phage libraries for the creation of monoclonal antibodies, and a number of companies and academic research centers have received patents that may apply to the creation of phage-derived monoclonal antibodies.

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

Our antibody generation resources include highly trained teams of scientists in our research facilities located in Milpitas and Sunnyvale, California, as well as scientists in Annandale and Bloomsbury, New Jersey, who work with our UltiMAb Human Antibody Development System® to generate antibodies for our own development and for our partners. These scientists are experienced in molecular biology, protein chemistry, animal biology, pharmacology, toxicology, process science and formulation development. Other development resources include in-house medical professionals with product development expertise in oncology, infectious diseases, rheumatology, immunology and pulmonology, and consulting arrangements with leading academic researchers.

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

Our Cross License Agreement With Abgenix

In 1994, prior to our acquisition of GenPharm International, Inc., or GenPharm, Abgenix, Inc., or Abgenix, and related entities brought a lawsuit against GenPharm relating to intellectual property issues involved in creating transgenic mice capable of generating fully human antibodies. GenPharm filed counterclaims, and the litigation was settled in March 1997 upon the execution of a patent cross-license and settlement agreement. Under the terms of this agreement, GenPharm granted a license, on a non-exclusive basis, to certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies. In exchange for this license, GenPharm received payments in 1997, and after our acquisition of GenPharm, we received payments, including interest, from Abgenix and its related parties, which totaled approximately $38.6 million. Neither Abgenix nor any of its related entities have any further payment obligations to us under the agreement. Neither we nor GenPharm were required to make any payments to Abgenix or any related entity under the terms of the agreement. The agreement also provides us with a non-exclusive license to certain intellectual property held by Abgenix. In April 2006, Abgenix and Amgen completed a merger that resulted in Amgen gaining access to the patents, patent applications, third-party licenses and inventions licensed to Abgenix under the cross-license agreement.

Intellectual Property

Proprietary protection for our products, processes and know-how is important to our business. Our practice is to file patent applications to protect technology, inventions, and improvements that we consider important to the development of our business. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We plan to aggressively prosecute and defend our patents and proprietary technology.

As of December 31, 2006, we hold an ownership interest in a total of 66 issued patents in the U.S. and 248 issued patents in foreign countries with respect to our UltiMAb® technology and products, our bispecific molecule technology and products, and our other technology and products.

Of these, 18 of our issued patents in the U.S. and 41 of our issued patents in foreign countries, including European countries, Japan, Korea, New Zealand and Australia, among others, relate to various aspects of our UltiMAb® technology. These patents, most of which are in the same patent family, claim the transgene, the transgenic mouse and methods of obtaining high affinity antibodies, among others. These patents have expiration dates beginning in 2008, although the majority of the key HuMAb-Mouse® technology patents expire beginning in 2011. In addition to our UltiMAb® technology patents, we have five issued U.S. patents and 34 issued foreign patents that relate particularly to HuMAb-Mouse® products. We also have 45 related pending U.S. and foreign patent applications directed to various aspects of our UltiMAb® technology and 334 pending U.S. and foreign patent applications directed to various aspects of our UltiMAb® products. These include patent applications describing several of our particular human antibody product candidates, such as our anti-CTLA-4 (ipilimumab) and anti-CD30 (MDX-060) product candidates. We have been assigned patent rights relating to MEDI-545 and MDX-1333 by Nufarm, B.V., Medisup International N.V., Pharma Pacific Pty. Ltd and Laboratorie European de Biotechnologie. We have acquired patent rights relating to MDX-1100 through our acquisition of Ability Biomedical. In addition, we have acquired patent rights from Corixa Corporation relating to tumor-activated prodrugs. A U.S. patent to our human anti-CTLA-4 antibody products issued in January 2006.

In 2006, 20 U.S. provisional or utility patent applications and 22 Patent Cooperation Treaty, or PCT, applications were filed by or on behalf of Medarex. As of December 31, 2006, we had a total of 93 U.S. patent applications and 458 foreign patent applications pending.

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

In addition to the patents and patent applications in which we hold an ownership interest, we hold exclusive and non-exclusive licenses to many other patents and applications, including the license to the Abgenix (and now Amgen) intellectual property mentioned above. For example, these technologies include microinjection of transgene DNA, homologous recombination, chromosome transfer, yeast artificial chromosome transgene technology and other relevant technologies. We also hold an exclusive sub-license to intellectual property created at the University of California relating to aspects of ipilimumab and also have licenses from BMS and Pfizer concerning other intellectual property related to ipilimumab. We have a license from the U.S. Public Health Service with respect to MDX-1379.

We own registrations for the following trademarks in the listed jurisdictions: Medarex® in the U.S., the European Union, Canada, Australia and Switzerland; HuMAb-Mouse®, UltiMAb Human Antibody Development System® in the U.S., Canada and European Union; KM-Mouse® and Putting the Immune System to Work™ in the European Union; GenPharm® and Trans-Phage Technology® in the U.S.; and UltiMAb® in the European Union.

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

Following the completion of clinical trials, the data are analyzed to determine whether the trials successfully demonstrated safety and effectiveness, and whether a product approval application may be submitted. In the U.S., if the product is regulated as a drug, a New Drug Application, or NDA, must be submitted and approved before commercial marketing may begin. If the product, such as an antibody, is regulated as a biologic, a BLA must be submitted and approved before commercial marketing may begin. The NDA or BLA must include a substantial amount of data and other information concerning the safety and effectiveness (and, in the case of a biologic, purity and potency) of the compound from laboratory, animal and human clinical testing, as well as data and information on manufacturing, product quality and stability, and proposed product labeling.

Each domestic and foreign biopharmaceutical manufacturing establishment, including any contract manufacturers we may decide to use, must be listed in the NDA or BLA and must be registered with the FDA. The application will not be approved until the FDA conducts a manufacturing inspection, approves the applicable manufacturing process for the drug or biological product, and determines that the facility is in compliance with cGMP requirements.

Under the Prescription Drug User Fee Act, as amended, the FDA receives fees for reviewing a BLA or NDA and supplements thereto, as well as annual fees for commercial manufacturing establishments and for approved products. These fees can be significant. For fiscal year 2006, the NDA or BLA review fee alone was $767,000, and for fiscal year 2007 this fee is $896,200, although certain limited deferrals, waivers and reductions may be available.

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

The regulatory framework applicable to the production, distribution, marketing, sale and/or reimbursement of our products may change significantly from the current descriptions provided herein in the time that it may take for any of our products to reach a point at which an NDA or BLA is approved. For example, federal legislation has been proposed that would require all NDAs and BLAs to include risk management plans, with potential measures such as special labeling, adverse event reporting, post-approval studies, advertising limitations, and distribution restrictions.

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

Reimbursement and Pricing Controls

In many of the markets where we or our collaborative partners would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to direct price controls by law and to drug reimbursement programs with varying price control mechanisms. Public and private health care payors control costs and influence drug pricing through a variety of mechanisms, including through negotiating discounts with the manufacturers and through the use of tiered formularies and other mechanisms that provide preferential access to certain drugs over others within a therapeutic class. Payors also set other criteria to govern the uses of a drug that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private health care payors limit reimbursement and coverage to the uses of a drug that are either approved by the FDA or that are supported by other appropriate evidence, such as published medical literature, and appear in a recognized drug compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses of a drug are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA. For example, in the case of Medicare coverage for physician-administered oncology drugs, the Omnibus Budget Reconciliation Act of 1993, with certain exceptions, prohibits Medicare carriers from refusing to cover unapproved uses of an FDA-approved drug if the unapproved use is supported by one or more citations in the American Hospital Formulary Service Drug Information, the American Medical Association Drug Evaluations, or the U.S. Pharmacopoeia Drug Information. Another commonly cited compendium, for example under Medicaid, is the DRUGDEX Information System.

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

We face competition from many companies that provide the services of generating monoclonal antibodies for antibody-based therapeutics. One competitor with respect to our human antibody technology is Amgen, as a result of its acquisition of Abgenix in April 2006. As a result of the cross-license agreement with GenPharm, our wholly owned subsidiary, Abgenix had offered to potential partners the use of its transgenic mouse known as XenoMouse® to generate fully human monoclonal antibodies. As a result of the merger, Amgen has access to the patents, patent applications, third-party licenses and inventions licensed to Abgenix by third parties in addition to our technology under the cross-license agreement.

In addition, we have entered into agreements with each of Kirin and Genmab, respectively, which grant these companies licenses to our proprietary transgenic mouse technology platform, enabling them to compete with us in offering antibody generation and development services in certain markets. Certain of our other partners who have licensed our transgenic mouse technology also could compete with us with respect to the development and commercialization of certain antibodies.

In February 2007, Regeneron Pharmaceuticals, Inc., or Regeneron, licensed its VelocImmune monoclonal antibody generation technology to AstraZeneca. Regeneron claims that its VelocImmune® mice have humanized immune systems that can be used to generate human antibodies, potentially enabling

Regeneron, AstraZeneca and any other Regeneron licensees to compete with us in the generation of therapeutic antibodies. AstraZeneca also has access to antibody generation technologies through its ownership of Cambridge Antibody Technology Group plc (part of the AstraZeneca group of companies), or CAT.

Other companies are also developing, or have developed technologies for generating human or partially human antibodies. For example, Xenerex Biosciences (a subsidiary of Avanir Pharmaceuticals), or Xenerex, and XTL Biopharmaceuticals Ltd., or XTL, each have developed technology that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies in functionally modified mice.

Numerous other companies are developing therapeutic products comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies not involving animal immunization that result in libraries composed of numerous human antibody sequences. For example, phage display technology is being used by companies such as Dyax Corp., CAT, and MorphoSys AG to develop potentially therapeutic products comprising human antibody sequences. XOMA Ltd. and PDL BioPharma, Inc., or PDL BioPharma, both offer technologies to convert mouse antibodies into antibodies closely resembling human antibodies. Companies such as Johnson & Johnson, MedImmune, Amgen, Biogen Idec, Inc., Novartis, Genentech, Inc., PDL BioPharma, Wyeth, Abbott Laboratories, and GlaxoSmithKline have generated therapeutic products that are currently in development or on the market and that are derived from recombinant DNA that comprise human antibody sequences. Numerous additional companies are developing therapeutic products comprising human antibody components.

We are aware of several pharmaceutical and biotechnology companies actively engaged in research and development of antibody-based products that have commenced clinical trials with or have successfully commercialized antibody products. Some of these companies, such as Pfizer, ImClone Systems, Johnson & Johnson, Wyeth, Amgen, Abbott, UCB Pharma, Biogen Idec, CAT, MorphoSys AG, Tanox, Inc., Genentech, Inc., Human Genome Sciences, Millennium and PDL BioPharma are addressing diseases and disease indications that are being targeted by us and certain of our partners. For example, Pfizer is developing CP-675,206, an antibody to CTLA-4, in potential competition with our product candidate, ipilimumab. CP-675,206 is currently in Phase III clinical trials, and Pfizer has announced that it expects to file a BLA on the product in 2007. Several of the foregoing companies are also licensees of our transgenic mouse technology. Many of these companies and institutions, either alone or together with their partners, have substantially greater financial resources and larger research and development divisions than we have. In addition, many of these competitors, either alone or together with their partners, have substantially greater experience than us in developing pharmaceutical products, undertaking preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals of such products and the manufacturing and commercialization of such products. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or other non-U.S. equivalent marketing approval and commercializing products more rapidly than us.

Other technologies can also be applied to the treatment of the diseases that we or our partners are pursuing. For example, immunoconjugates—monoclonal antibodies linked to toxins or radioactive isotopes—are being developed by others, such as ImmunoGen, Inc. and Seattle Genetics, Inc. as well as by us. In addition, the application of recombinant DNA technology to develop potential products consisting of proteins (such as growth factors, hormones, enzymes, cytokines, receptor fragments and fusion proteins, or cytokines) that do not occur normally in the body, or occur only in small amounts, has been under way for some time. Included in this group are interleukins such as IL-2 and IL-11, interferons, colony stimulating factors such as G-CSF and GM-CSF, clotting factors, growth hormones, erythropoeitin, DNAse, tPA, glucocerebrosidase, PDGF, and a number of other biological response modifiers. Continuing development of new chemical entities and other drugs by pharmaceutical and other biotechnology companies also carries with it the potential discovery of agents for treating disease indications targeted by drugs that we or our partners are developing.

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

Employees

As of December 31, 2006, we employed 492 regular, full and part-time employees, of whom approximately 427 were engaged in research and development activities. As of that date, there were 65 employees involved in business development, legal, finance and other administrative functions. None of our employees is covered by a collective bargaining agreement. We have entered into employment contracts with certain of our executive officers. Our success will depend in large part upon our ability to attract and retain employees. We face competition for employees from other companies, research and academic institutions, government agencies and other organizations. We believe we maintain good relations with our employees.

Available Information

We were incorporated in the State of New Jersey on July 8, 1987. Our principal executive offices are located at 707 State Road, Princeton, New Jersey 08540. Our telephone number is (609) 430-2880.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy our reports, proxy statements and other information at the SEC’s public reference room at 100 F Street N.W., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our SEC filings are also available at the SEC’s web site at www.sec.gov. In addition, you can read and copy our SEC filings at the office of the National Association of Securities Dealers, Inc. at 1735 K Street N.W., Washington, D.C. 20006.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC, on our website at www.medarex.com, by contacting the Investor Relations Department at our corporate offices by calling (609) 430-2880, or by sending an e-mail message to information@medarex.com. You can direct requests for literature to the information request section on our website.

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

Based on public disclosures, as of February 1, 2007, regulatory applications, including INDs, have been submitted to the FDA or comparable foreign authorities, for over 30 product candidates derived from our UltiMAb® platform. Neither we nor our partners have any product candidates employing our human antibody technology that have been approved for sale by the FDA or comparable foreign authorities and/or commercialized. Product candidates employing our human antibody technology have not advanced and may not advance beyond clinical development and may not demonstrate clinical safety and effectiveness.

Our development of current and future product candidates is subject to the risks of failure and delay inherent in the development of new pharmaceutical products and products based on new technologies. These risks include, but are not limited to:

•       delays in product development, clinical testing or manufacturing;

•  slower than expected patient enrollment;

•       unplanned expenditures in product development, clinical testing or manufacturing;

•       failure in clinical trials;

•       failure to receive regulatory approvals;

•       emergence of superior or equivalent products;

•       inability to manufacture on our own, or through others, product candidates on a commercial scale;

•       inability to market products due to third-party proprietary rights;

•       election by our partners not to pursue product development;

•       failure by our partners to develop products successfully;

•       failure to receive adequate coverage and reimbursement for our products from health care payors;

•       changes in legal and regulatory requirements; and

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

We have incurred large operating losses, and we anticipate that these losses will continue for the foreseeable future. In particular, as of December 31, 2006, we had an accumulated deficit of approximately $963.7 million. Our net losses were $181.7 million for the year ended December 31, 2006. Our losses have resulted principally from:

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

The SEC is conducting an informal inquiry into our historical stock option granting practices and related accounting and disclosures. In addition, the United States Attorney’s Office for the District of New Jersey is conducting a grand jury investigation relating to the same matters.  The governmental inquiry and investigation relate to the same facts underlying the investigation (the “Investigation”) conducted by a special investigation committee of our independent directors relating to our stock option grant practices from 1996 through June 30, 2006. Based upon the information obtained in the Investigation, through July 2002, we had a practice, in many instances, of selecting dates for our stock option grants and restricted stock grants as of the date when the stock price was the lowest during the month of grant, without disclosing this practice in our public filings and without properly measuring the compensation expense on a date that the terms of the equity awards were finalized. Subsequent to July 2002, while this practice of selecting dates ceased by us in response to new legal and regulatory reporting requirements, there were two annual equity grants for rank and file employees for which the measurement dates differed from the grant dates recorded in our books and records, which the Investigation revealed were primarily a result of administrative delays, with no apparent intent to achieve favorable exercise prices. Based on the results of the Investigation, we restated our financial statements for the quarter ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively.

Criminal or civil charges could be filed against us and we could be required to pay significant fines or penalties in connection with either or both of the governmental inquiry and investigation or other governmental investigations. We have incurred, and continue to incur, substantial costs related to the governmental inquiry and investigation and they continue to cause a diversion of our management’s time and attention which could have a material adverse effect on our financial condition and results of operations. Any criminal or civil charges by the SEC or the U.S. Attorney’s Office or other governmental agency or any fines or penalties imposed by either the SEC or the U.S. Attorney’s Office could materially harm our business, results of operations, financial position and cash flows.

We have civil litigation pending that relates to our stock option granting practices, and we cannot predict the ultimate outcome of this litigation.

In June 2006, two derivative actions were filed in New Jersey state court by shareholders purporting to act on behalf of Medarex, naming Medarex as a nominal defendant and certain current and former directors as defendants. In November 2006 and January 2007, three additional derivative complaints were filed in the United States District Court for the District of New Jersey, containing nearly identical factual allegations concerning Medarex’s historical stock option granting practices. The complaints allege, among other things, that certain of Medarex’s officers and directors breached their fiduciary duties to the Company and violated federal securities laws in connection with public statements made in SEC filings relating to the Company’s historical stock option granting practices and related accounting. The complaints seek unspecified damages and equitable relief. These actions are in their preliminary stages. We could be required to pay significant legal fees and damages in connection with this litigation.

We are subject to the risks of additional lawsuits and regulatory actions in connection with our historical stock option practices, the resulting restatements, and the remedial measures we have taken.

In addition to the possibilities that there may be additional governmental actions and shareholder lawsuits against us, we may be sued or taken to arbitration by former officers or employees in connection with their stock options or other matters. These governmental actions, lawsuits and arbitrations may be time consuming and expensive, and cause further distraction from the operation of our business. The adverse resolution of any specific action could have a material adverse effect on our business, financial condition and results of operations.

We are at risk for additional tax liabilities.

In connection with the Investigation, we evaluated the related tax issues to determine if we may be subject to additional tax liabilities.  Due to revision of measurement dates for certain stock option grants, certain stock options that were previously treated as incentive stock options may not actually qualify for such treatment and may be treated as non-statutory stock options.  As a result, we may be subject to fines or penalties relating to the tax treatment of such stock options.  It is possible that additional tax liabilities exist arising out of our past stock option granting practices, and the amount of such additional tax liabilities could be material.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. The risk is especially relevant for us because biotechnology companies have experienced greater than average price volatility in recent years and because we are currently subject to an SEC inquiry and a grand jury investigation relating to our historical stock option granting practices. If we faced such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could  materially harm our business.

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

We believe our current sources of liquidity will be sufficient to meet our operating, debt service and capital requirements for at least the next 24 months. To the extent our 2.25% convertible senior notes due in 2011 are converted into shares of our common stock on or before their maturity date, we will have use of that portion of the principal amount of the notes to fund our on-going operations. In any event, we may require additional financing within this time frame and may raise funds through public or private financings, line of credit arrangements, collaborative relationships, sale of assets, and/or other methods. The use of cash on hand or other financial alternatives will depend on several factors including, but not limited to, the future success of our products in clinical development, the prevailing interest rate environment and access to the capital markets. We may be unable to raise sufficient funds to complete development of any of our product candidates, to continue operations or to repay our debt obligations at maturity. As a result, we may face delay, reduction or elimination of research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.

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

•       unforeseen safety issues;

•       delays, suspension or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site, or for some studies due to the data safety monitoring committee charged with overseeing the study as a whole; and

•       government or regulatory delays or “clinical holds” requiring suspension or termination of the trials.

Even if we obtain positive results from preclinical or clinical trials, we may not achieve the same success in future trials. Clinical trials may not demonstrate statistically sufficient safety and effectiveness to obtain the requisite regulatory approvals for our product candidates. In a number of instances, we have terminated the development of certain products in the early stages of human clinical testing due to a lack of effectiveness.

Generally, our clinical trials, including our melanoma trials for ipilimumab, are conducted in patients with serious or life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and in some cases, our product is used in combination with approved therapies that themselves have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our products. The most common adverse events associated with our trials of ipilimumab have consisted of flu-like symptoms such as fever, chills and nausea. These events were expected and generally responded to standard medical therapy. In addition, some patients have experienced anticipated drug-related immune-mediated events, such as diarrhea, rash, reduced pituitary function, colitis and increased liver enzymes, ranging from mild in most cases to severe in a very small number of instances. Other than a very small number of fatalities not directly related to progression or complications of the disease being treated, representing approximately 1% of over 1,000 patients treated in all previous trials, which may or may not be attributable to our product candidate, most events resolved with treatment. We cannot assure you that additional safety issues will not arise with respect to our products in the future.

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

Results of our early clinical trials and those of our partners using our human antibody technology are based on a limited number of patients and may, upon review, be revised or negated by authorities or by later stage clinical results. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. A number of potential new drugs and biologics have shown promising results in initial clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval.

In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

Product candidates employing our antibody technology may fail to gain market acceptance.

Even if clinical trials demonstrate the safety and efficacy of products developed by us or our partners using our technology and all regulatory approvals have been obtained, product candidates employing our antibody technology may not gain market acceptance among physicians, patients, third-party payors and the medical community. For example, the current delivery systems for antibody-based therapeutic products are intravenous and subcutaneous injection, which are generally less well received by patients than tablet or capsule delivery. The degree of market acceptance of any product candidates employing our technology will depend on a number of factors, including, for example:

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

Sales of pharmaceutical products largely depend on the reimbursement of patients’ medical expenses by government health care programs and private health insurers. Without the financial support of the government or third-party payors, the market for products employing our human antibody technology will be limited. These third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products. Such studies may require us to dedicate a significant amount of resources. Our project candidates may not be considered cost-effective. Third-party payors may not reimburse sales of products employing our human antibody technology, or enable us or our partners to sell them at profitable prices.

The continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare may impair our future revenues and profitability.

The pricing of our future products may be influenced in part by government controls. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement more rigorous provisions relating to government payment levels. While we cannot predict whether the government will adopt any such legislative or regulatory proposals, the announcement or adoption of these proposals could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

If we are unable to establish and maintain a manufacturing facility or secure third-party manufacturing capacity within our planned time and cost parameters, the development and commercialization of our products and our financial performance may be materially harmed.

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

The development and commercialization of our lead product candidate, ipilimumab, is, in large part, dependent on the actions of BMS, which are outside of our control.

We depend, in part, on our partners to support our business, including the development of products generated through the use of our antibody technology. In particular, under the terms of our collaboration and co-promotion agreement with BMS, we have granted a license to commercialize our lead product candidate, ipilimumab, to BMS for the treatment of all diseases. We have also granted to BMS a sub-license to MDX-1379 for use in combination with ipilimumab for the treatment of metastatic melanoma. The successful development and commercialization of ipilimumab is dependent, in large part, on the actions of BMS, which are outside of our control. The failure of BMS to act in accordance with its obligations under the collaboration and co-promotion agreement or to prioritize or devote sufficient resources to ipilimumab development and commercialization, or a change of control of BMS, may cause us to incur substantial additional costs in order to develop and commercialize ipilimumab, which could materially harm our business.

We are, in part, dependent on our partners’ willingness and/or ability to devote resources to the development and commercialization of product candidates or otherwise support our business as contemplated in our partnership agreements.

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

Our licensing partners generally have the right to terminate our partnerships at any time. Our ability to continue our current partnerships and to enter into additional partnerships is dependent in large part on our ability to successfully demonstrate that our UltiMAb® technology is an attractive method of developing fully human antibody therapeutic products. Existing or potential partners may pursue alternative technologies, including those of our competitors, or enter into other transactions that could make a collaboration with us less attractive to them. For example, if an existing partner purchases or is purchased by a company that is one of our competitors, that company could be less willing to continue its collaboration with us and may, instead, become one of our competitors. In April 2006, Abgenix and Amgen completed a merger, that resulted in Amgen’s ownership of Abgenix’s XenoMouse® technology. As a result, Amgen may be less willing to continue its collaboration with us and may, through the use of its newly acquired XenoMouse® technology, engage in direct competition with us in the area of generating fully human monoclonal antibodies for antibody-based therapeutics. In addition, a company that has a strategy of purchasing companies rather than entering into partnership arrangements might have less incentive to enter into a collaboration agreement with us. Moreover, disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future partner. Lengthy negotiations with potential new partners or disagreements between us and our partners may lead to delays or termination in the research, development or commercialization of product candidates. If we are not able to establish additional partnerships on terms that are favorable to us or if a significant number of our existing partnerships are terminated and we cannot replace them, we may be required to increase our internal product development and commercialization efforts. This would likely:

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

We own approximately 60% of Celldex Therapeutics, Inc., a privately held biopharmaceutical company. Due to the size of our equity interest in Celldex, we are currently required to consolidate the operations of Celldex in our financial statements, which results in the inclusion of their losses in our financial statements. We are unable to predict what such losses will be. For the year ended December 31, 2006, our share, net of minority interest, of Celldex’s net loss included in our financial statements was approximately $10.3 million.

Our strategic equity investments in our partners expose us to equity price risk and, in addition, investments in our partners may be deemed impaired, which would affect our results of operations.

We have a number of strategic investments that expose us to equity price risk. These investments may become impaired, which would adversely affect our results of operations.

We are exposed to equity price risk on our strategic investments in our publicly-traded partners, and as part of our business strategy, we may choose to make additional similar investments in public companies in the future. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are designated as available-for-sale and are reported at fair value on our consolidated balance sheet. Unrealized holding gains and losses on available-for-sale securities are generally excluded from earnings and reported within other comprehensive income which is a separate component of shareholders’ equity. Under our accounting policy, marketable equity securities are generally considered to be impaired if their fair value is less than our cost basis in such securities for more than six months, or some other period in light of the particular facts and circumstances surrounding the investment. If a decline in the fair value of available-for-sale securities is considered to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. For the years ended December 31, 2006 and 2004, we recorded impairment charges of $5.2 million and $0.2 million on investments in partners whose securities are publicly traded. During the year ended December 31, 2005, no impairment charges were recorded related to the value of our investments in publicly traded companies. If we deem these investments to be further impaired at the end of any future reporting period, we may incur additional impairment charges on these investments.

In addition, we have investments in several of our partners whose securities are not publicly traded. The value of our investments in these companies are inherently more difficult to estimate than our investments in publicly traded companies. We estimate the value of these investments by using information acquired from industry trends, management of these companies, financial statements and other external sources. Specifically, our determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financing and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. For the years ended December 31, 2006, 2005 and 2004, we recorded impairment charges of approximately $0, $33.3 million and $7.1 million, respectively, on our investments in privately-held companies. Approximately $7.0 million of the 2004 impairment charge related to IDM Pharma. Approximately $29.3 million of the 2005 impairment charge related to IDM Pharma prior to the share exchange with Epimmune, Inc., at which time IDM Pharma became a publicly traded company. Future adverse changes in market conditions or adverse changes in operating results of these companies may also require an impairment charge in the future.

Because competition for qualified personnel is intense, we may not be able to retain or recruit such qualified personnel, which could impact the research, development and commercialization of our products.

For us to pursue product development and commercialization plans, we will need to hire additional qualified scientific personnel to perform research and development. We will also need to hire personnel with expertise in clinical testing, government regulation, manufacturing, sales and marketing, relevant law and finance. We may not be able to attract and retain personnel on acceptable terms, given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. If we are not able to attract and retain qualified personnel, our business, financial condition and results of operations may be materially harmed.

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

Generally, our clinical trials, including our melanoma trials for ipilimumab, are conducted in patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and in some cases, our product is used in combination with approved therapies that themselves have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our products. The most common adverse events associated with our melanoma trials of ipilimumab have consisted of flu-like symptoms such as fever, chills and nausea. These events were expected and generally responded to standard medical therapy. In addition, some patients have experienced anticipated drug-related immune-mediated adverse events, such as diarrhea, rash, reduced pituitary function, colitis and increased liver enzymes, ranging from mild in most cases to severe in a very small number of instances. Almost all of these adverse events responded to medical therapy. In a very small number of instances (approximately 1% of over 1,000 patients treated), fatalities not directly related to disease progression or complications have occurred during the course of these trials—such fatalities may or may not be attributable to our product. Any of these events or any other adverse events in any of our other clinical trials could result in a product liability claim. Any such claims against us, regardless of their merit, could result in significant awards against us, which could materially harm our business, financial condition and results of operations.

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

We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapeutics. Some of these companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same disease indications as are we and our partners. Also, we compete with companies that offer antibody generation services to other companies that have disease related target antigens. These competitors have specific expertise or technology related to monoclonal antibody development. In the past, we competed directly with Abgenix, which merged with Amgen in April 2006, with respect to the generation of fully human antibodies from transgenic mice. As a result of the merger, Amgen owns Abgenix’s XenoMouse® technology and may engage in direct competition with us in the area of generating fully human monoclonal antibodies for antibody-based therapeutics. In February 2007, Regeneron licensed its VelocImmune® monoclonal antibody generation technology to AstraZeneca, potentially enabling AstraZeneca to compete with us in the generation of therapeutic antibodies. Regeneron may also compete with us directly in the generation of therapeutic antibodies or may enter into additional licenses with other companies. AstraZeneca also has access to antibody generation technologies through its ownership of CAT. In addition, we have entered into agreements with each of Kirin and Genmab, respectively, that grant these companies licenses to our proprietary transgenic mouse technology platform, enabling them to compete with us in offering antibody generation and development services in certain markets.

We have also entered into license agreements with Pfizer which enable it to compete with us in the development of antibodies to CTLA-4. Pfizer is developing CP-675,206, a fully human antibody generated by using transgenic mouse technology substantially similar to our HuMAb-Mouse® technology that targets the T-cell receptor CTLA-4. According to publicly available information, a first-line Phase III clinical trial comparing CP-675,206 alone to chemotherapy alone for metastatic melanoma was initiated by Pfizer in March 2006. In addition, CP-675,206 is being explored as a monotherapy treatment for metastatic melanoma. Pfizer has disclosed that it expects to file a Biologics License Application, or BLA, with respect to CP-675,206 in 2007.

Xenerex and XTL have developed technologies that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies in functionally modified mice. Numerous additional companies are developing therapeutic products comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies that do not involve immunization of animals for creating antibodies comprising human antibody sequences. XOMA and PDL BioPharma both offer technologies to convert mouse antibodies into antibodies closely resembling human antibodies. For example, phage display technology is being used by companies, such as CAT, Dyax and MorphoSys to generate potentially therapeutic products comprising human antibody sequences. Companies such as Johnson & Johnson, MedImmune, Amgen, Biogen Idec, Novartis, Genentech, PDL BioPharma, Wyeth, Abbott Laboratories and GlaxoSmithKline have generated therapeutic products that are currently in development or on the market and that are derived from recombinant DNA that comprise human antibody components.

Other technologies can also be applied to the treatment of the diseases that we or our partners are pursuing. For example, immunoconjugates—monoclonal antibodies linked to toxins—are being developed by others, as well as by us, and other companies are developing antibodies linked to radioactive isotopes. In addition, the application of recombinant DNA technology to develop potential products consisting of proteins (such as growth factors, hormones, enzymes, cytokines receptor fragments and fusion proteins) that do not occur normally in the body, or occur only in small amounts, has been under way for some time. Included in this group are interleukins such as IL-2 and IL-11, interferons, colony stimulating factors such as G-CSF and GM-CSF, clotting factors, growth hormones, erythropoeitin, DNAse, tPA, glucocerebrosidase, PDGF and a number of other similar biological agents. Continuing development of new chemical entities and other drugs by pharmaceutical and other biotechnology companies carries with it the potential discovery of agents for treating disease indications also targeted by drugs that we or our partners are developing.

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

•       manufacturing and commercializing products.

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

Seeking orphan drug designation for eligible products is an uncertain process, and we may not receive any effective or competitive results from this competitive strategy.

Our competitive strategy includes seeking orphan drug designation for eligible products (i.e., certain products for diseases with small patient populations). The first drug with an orphan drug designation for a given disease to receive regulatory approval for such disease generally receives marketing exclusivity for the use of the drug for such disease for a period of seven years from approval. The orphan drug exclusivity bars others from obtaining approval for the same drug for the designated indication during the seven years, unless the subsequent applicant can demonstrate that its product is clinically superior to the drug with exclusivity or the prior applicant is unable to provide adequate supply to meet medical need.

We have obtained orphan drug designation for each of ipilimumab and MDX-1379 for specified metastatic melanoma patient populations, and therefore each is eligible for orphan drug exclusivity if approved first. The FDA’s approach with respect to orphan drug status for antibody products is uncertain, particularly with respect to whether two antibody products against the same disease target would be considered to be the same for orphan drug purposes under current law and regulations. Furthermore, we are not aware of established FDA policies or precedent for how orphan drug exclusivity applies in circumstances where two or more compounds with orphan drug designations are approved for combination therapy. The FDA may not grant us exclusivity for the ipilimumab and MDX-1379 combination therapy, or may permit others to receive approval for differing combinations of similar compounds despite any orphan drug exclusivity we receive for different uses or for treating metastatic melanoma, depending on FDA’s assessment of the chemical similarity of the other drugs to our products. Orphan drug exclusivity also does not prevent FDA from permitting others to market the same compound for different uses than the orphan use. We therefore may not receive any meaningful protection for ipilimumab, MDX-1379 or our other products based on orphan drug exclusivity.

In addition, Pfizer has obtained orphan drug designation for CP-675,206 for specific patient populations, including metastatic melanoma. If Pfizer is first to receive approval by the FDA for such patient populations, and CP-675,206 and ipilimumab are considered to be the “same” drug for orphan exclusivity purposes, Pfizer could obtain exclusivity that would potentially block us and our partner BMS from obtaining approval to sell ipilimumab, whether as a monotherapy or combination therapy, for such patient populations, including metastatic melanoma.

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

•       recommendations by the FDA or other regulatory authorities against governmental contracts; and

•       criminal prosecutions.

In certain cases, we expect to rely on our partners to file INDs with the FDA and to direct the regulatory approval process for products employing our human antibody technology. Our partners may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for their product candidates employing our human antibody technology. If they fail to obtain required governmental approvals, our partners will be delayed or precluded from marketing these products. As a result, commercial use of products employing our technology will not occur and our business, financial condition and results of operations may be materially harmed.

We do not have, and may never obtain, the regulatory approvals we need to market our product candidates.

Following completion of clinical trials, the results are evaluated and, depending on the outcome, submitted to the FDA in the form of a BLA or NDA, to obtain FDA approval of the product and authorization to commence commercial marketing. In responding to a BLA or NDA, the FDA may require additional testing or information, may require that the product labeling be modified, may impose post-approval study or reporting requirements or other restrictions on product distribution, or may deny the application. The FDA has established performance goals for review of NDAs and BLAs—six months for priority applications and 10 months for standard application. However, the FDA is not required to complete its review within these time periods. The timing of final FDA review and action varies greatly, but can take years in some cases and often involves the input of an FDA advisory committee of outside experts. Product sales in the U.S. may commence only when a BLA or NDA is approved.

To date, we have not applied for or received the regulatory approvals required for the commercial sale of any of our products in the U.S. or in any foreign jurisdiction. None of our product candidates has been determined to be safe and effective. We have only limited experience in filing and pursuing applications necessary to obtain regulatory approval. It is possible that none of our product candidates will be approved for marketing.

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

New legal and regulatory requirements could make it more difficult for us to obtain approvals for our product candidates, and could limit or make more burdensome our ability to commercialize any approved products.

Numerous proposals have been made in recent months and years to impose new requirements on drug approvals, expand post-approval requirements, and restrict sales and promotional activities. For example, federal legislation has been proposed that would require all new drug applicants to submit risk evaluation and minimization plans to monitor and address potential safety issues for products upon approval, grant FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials. Additional measures have also been proposed to address perceived shortcomings in FDA’s handling of drug safety issues, and to limit pharmaceutical company sales and promotional practices that may be viewed as excessive or improper. If these or other legal or regulatory changes are enacted, it may become more difficult or burdensome for us to obtain approval of our product candidates, any approvals we receive may be more restrictive or be subject to onerous post-approval requirements, our or our partners’ ability to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

Numerous proposals have been made in recent months and years to change, in response to drug safety and risk management, clinical trial disclosure and place limits on advertising and promotion.

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

There is no such abbreviated approval process under current law for biological products approved under the Public Health Service Act through a BLA, such as monoclonal antibodies, cytokines, growth factors, enzymes, interferons and certain other proteins. However, various proposals have been made to establish an abbreviated approval process to permit approval of generic or follow-on versions of certain types of biological products, including, for example, insulin. The proposals include proposals for legislation, and proposals for FDA to extend its existing authority to this area.

If the law is changed or if FDA somehow extends its existing authority in new ways, and third parties are permitted to obtain approvals of versions of our products through an abbreviated approval mechanism, and without conducting full clinical studies of their own, it could materially harm our business. Such products would be significantly less costly than ours to bring to market, and could lead to the existence of multiple lower priced competitive products. This would substantially limit our ability to obtain a return on the investments we have made in those products.

We are subject to federal, state, local and foreign laws and regulations, and complying with these may cause us to incur significant costs.

We are subject to laws and regulations enforced by certain federal, state, local and foreign health and environmental authorities and other regulatory statutes including:

•       the Occupational Safety and Health Act;

•       the Environmental Protection Act;

•       the Toxic Substances Control Act;

•       the Food, Drug and Cosmetic Act;

•       the Resource Conservation and Recovery Act; and

•       other current and potential federal, state, local or foreign laws and regulations.

In particular, with respect to environmental laws, product development activities involve the use of hazardous materials, and we may incur significant costs as a result of the need to comply with these laws. Our research, development and manufacturing activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. We are subject to federal, foreign, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by applicable laws and regulations, we cannot completely eliminate the risk of contamination or injury, by accident or as the result of intentional acts of terrorism, from these materials. In the event of an accident, we could be held liable for any damages that result, and any resulting liability could exceed our resources. We may also be required to incur significant costs to comply with environmental laws and regulations in the future.

Risks Related to Intellectual Property

We depend on patents and proprietary rights.

Our success depends in part on our ability to:

•       apply for, obtain, protect and enforce patents;

•       protect trade secrets;

•       operate without infringing upon the proprietary rights of others; and

•       in-license or acquire certain technologies.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued or , if issued, held enforceable. The patent position of biotechnology intellectual property involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide sufficient protection against competitors. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed which is not covered by an issued patent. The laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

We do not have exclusive access to certain patents and therefore we may face increased competition from those entities that share access to these patents.

Even though we have issued patents, filed applications and received licenses pertaining to the HuMAb-Mouse® and the KM-Mouse® technologies, this does not mean that we and our licensees of the HuMAb-Mouse® and the KM-Mouse® technology will have exclusive rights to antibodies against all targets that are made using this technology, or that we or our licensees will have the right to make, develop, use or sell such antibodies.

Our patents and applications covering the HuMAb-Mouse® and the KM-Mouse® technology include patents and applications that cover particular human antibodies. These patents do not cover all human antibodies. Our patents may not protect against the importation of products, such as antibodies, made using HuMAb-Mouse® or KM-Mouse® technology.

We do not have exclusive access to the patents underlying the HuMAb-Mouse®. In March 1997, prior to our acquisition of GenPharm, GenPharm entered into a cross-license and settlement agreement with Abgenix, Cell Genesys, Inc., Xenotech, L.P. and Japan Tobacco, Inc., pursuant to which Abgenix and these entities paid GenPharm a total of approximately $38.6 million in exchange for a non-exclusive license to certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies that are integral to our products and business. These patents, patent applications, third party licenses and inventions form the basis of our HuMAb-Mouse® technology. Abgenix completed its merger with Amgen in April 2006. As a result, Amgen has access to such patents, patent applications, third party licenses and inventions. Our business may suffer from the competition of these entities and their licensees and sublicensees.

We are not the exclusive owner of the technology underlying the KM-Mouse®. Effective September 2002, we entered into a collaboration and license agreement with Kirin, which provides for us to exchange certain cross-licenses for each other’s technology for the development and commercialization of human antibody products made using the HuMAb-Mouse®, the KM-Mouse® and certain other antibody-generating mice. Kirin has certain rights to distribute and use such mice throughout the world. Our business may be materially harmed as a consequence of competition from Kirin and its licensees and sublicensees or if the collaboration and license agreement were breached or terminated for any reason.

Moreover, other parties could have blocking patent rights to products made using UltiMAb® technology, such as antibodies, and their production and uses, for instance because of a proprietary position covering the antibody or the antibody’s target or the method of manufacturing such antibody. For example, we are aware of certain U.S. and foreign patents held by third parties relating to particular targets for their human monoclonal antibodies, to human monoclonal antibodies against various targets, and to the method of manufacture and use of such products. We are also aware of a patent held by Pfizer which may cover the manufacture of commercial supplies of anti-CTLA-4 antibodies, such as ipilimumab. We are also aware of certain U.S. and foreign patents and patent applications held by third parties relating to anti-CTLA-4 antibodies, such as ipilimumab, as well as other antibody product candidates under development by us alone or with our collaborators.

Third parties may allege our products or technologies infringe their patents or may challenge the validity of our patents and other intellectual property rights, resulting in litigation or other time-consuming and expensive proceedings which could deprive us of valuable products and/or rights.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. In the event that our products or technologies may infringe on the patents or violate other proprietary rights of third parties, we and our partners may be prevented from pursuing product development, manufacturing or commercialization or may be required to pay significant monetary damages or royalty rates to third parties. Such a result may materially harm our business, financial condition and results of operations.

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

With respect to third party patent rights, we are aware of a U.S. patent owned by Genentech, relating to the production of recombinant antibodies in host cells. The U.S. Patent and Trademark Office, or USPTO, has reexamined the patentability of this patent and, in a final office action, rejected the patentability of such claims.  Genentech has announced its intent to respond to such action and, if necessary, to appeal. Upon completion of any appeal that might take place, the rejection of the patentability of such claims could be reversed. The appeal processes could take several years to complete.

We currently produce our products and our partners’ products using recombinant antibodies from host cells and may choose to produce additional products in this manner. If any of our antibody products are produced in the manner ultimately claimed in the Genentech patent, which claims survive the re-

examination and any appeal processes, then we may need to obtain a license, should one be available. We have a license to this patent from Genentech for our anti-CTLA-4 product candidate (ipilimumab) but currently do not have licenses for any of our other antibody product candidates. If we desire a license for any of our other antibody product candidates and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to use Genentech’s techniques to make recombinant antibodies in or to import them into the United States.

In addition to this challenge to the validity of this Genentech patent through reexamination process at the USPTO, MedImmune, a licensee of the patent, has filed a complaint in Federal District Court alleging that the patent is invalid. MedImmune’s standing to prosecute this complaint as a non-breaching licensee was challenged by Genentech, but a recent Supreme Court ruling on the matter has resulted in MedImmune’s standing being upheld, and the case has been remanded for further consideration of the merits. As a result of this ruling, it may now be possible for licensees of our patents to challenge the validity of the patents that we  have licensed to the licensee.

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

If our antibody products (or those antibody products of our partners using our human antibody technology) or their commercial use or production are covered by any of the claims of the aforementioned patents or any other patents, or patents that may issue from the aforementioned patent applications or any other patent applications, then we or our partners may need a license to one or more of these patents. Further, we are aware of a number of other third party patent applications that, if granted, with claims as currently drafted, may cover our and our partners’ current or planned activities. We cannot assure you that our products and/or actions in developing or selling human antibody products will not infringe such patents. We intend to seek licenses to such patents when, in our judgment, such licenses are needed. If any licenses are required, there can be no assurance that we will be able to obtain any such license on commercially favorable terms, if at all, and if these licenses are not obtained, we might be prevented from using certain of our technologies for the generation of our recombinant human antibody products. Our failure to obtain a license to any technology that we may require may materially harm our business, financial condition and results of operations.

Risks Related to Our Common Stock

Our stock price may be volatile.

Historically, there has been significant volatility in the market prices of biotechnology companies’ securities. During the two-year period ended December 31, 2006, the sale prices of our common stock ranged between $6.65 and $16.23. Various factors and events may have a significant impact on the market price of our common stock. These factors include, by way of example:

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

•       changes in our management;

•       matters relating to the investigation of our past stock option grant practices; and

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

As of January 31, 2007, we had 17,133,754 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our equity incentive plans having a weighted average exercise price of $8.88 per share and we had reserved 8,382,910 shares of common stock for issuance pursuant to future grants of options under our equity incentive plans. We have filed registration statements on Form S-8 under the Securities Act covering all of these shares. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

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

As of January 31, 2007, we had reserved 619,372 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 under the Securities Act covering all of those shares. All shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ Global Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of January 31, 2007, we had 10,936,935 shares of common stock reserved for issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

Future sales of our common stock or other securities could cause the market price of our common stock to decline.

As of January 31, 2007, we had 124,244,059 shares of common stock outstanding, of which approximately 10,118,000 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. As of January 31, 2007, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

Item 2.                        Properties

The following is a description of our owned and leased properties:

Location	Leased/ Owned	Square Feet	Use	Lease Expiration Date
Annandale, New Jersey	Leased	45,000	Production, Office	2011
Bloomsbury, New Jersey	Owned	165,000	Laboratory, Office	N/A
Milpitas, California	Owned	65,000	Laboratory, Office	N/A
Sunnyvale, California	Leased	37,000	Laboratory, Office	2009
Princeton, New Jersey	Leased	20,000	Corporate Headquarters, Office	2013

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

In addition to the preceedings described above, in the ordinary course of our business, we are at times subject to various legal proceedings. We do not believe that any of our current ordinary course legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock is traded on The NASDAQ Global Market under the symbol “MEDX.” The following table sets forth, during the periods indicated, the high and low sales prices per share of our common stock, as reported on The NASDAQ Global Market:

	Common Stock Price
	High	Low
Year ended December 31, 2005
First Quarter	$10.87	$6.88
Second Quarter	$8.82	$6.65
Third Quarter	$10.50	$8.22
Fourth Quarter	$14.35	$7.45
Year ended December 31, 2006
First Quarter	$16.07	$12.23
Second Quarter	$13.01	$8.51
Third Quarter	$11.41	$8.72
Fourth Quarter	$16.23	$10.42

The number of shares of our common stock outstanding as of January 31, 2007 was 124,244,059. As of January 31, 2007, there were approximately 460 record holders of our common stock.

No dividends have been paid on our common stock. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is contained in Part III of this Annual Report on Form 10-K under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Item 6.                        Selected Consolidated Financial Data

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Supplementary Data and related notes thereto included in Item 8 of this Form 10-K to fully understand the factors that may affect the comparability of the information presented below.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Sales	$—	$—	$—	$25	$176
Contract and license revenues	26,736	30,226	9,119	5,833	24,552
Sales, contract and license revenues from Genmab	1,553	4,067	3,355	5,316	14,751
Reimbursement of development costs	20,357	17,162	—	—	—
Total revenues	48,646	51,455	12,474	11,174	39,479
Costs and expenses:
Cost of sales	—	—	—	3	8,327
Research and development	194,512	136,940	123,012	97,803	84,261
General and administrative	51,928	28,969	25,259	23,840	23,727
Write-off of facility costs	—	—	—	—	11,294
Acquisition of in-process technology	—	8,447	5,455	6,500	16,312
Total costs and expenses	246,440	174,356	153,726	128,146	143,921
Operating loss	(197,794)	(122,901)	(141,252)	(116,972)	(104,442)
Equity in net loss of affiliate	(1,037)	(6,323)	(19,791)	(14,997)	(50,625)
Interest and dividend income	17,352	14,740	9,228	11,301	15,448
Impairment loss on investments in partners	(5,170)	(33,347)	(7,309)	(1,400)	(11,886)
Interest expense	(4,709)	(4,233)	(12,845)	(11,777)	(9,065)
Minority interest—Celldex	6,891	4,410	—	—	—
Debt conversion expense	—	—	(10,151)	—	—
Net loss on extinguishment of debt	—	—	(4,241)	—	—
Non-cash gain on loss of significant influence in Genmab	3,202	—	—	—	—
Loss before provision for income taxes	(181,265)	(147,654)	(186,361)	(133,845)	(160,570)
Provision for income taxes	436	358	31	69	103
Loss before cumulative effect of change in accounting principle	(181,701)	(148,012)	(186,392)	(133,914)	(160,673)
Cumulative effect of change in accounting principle	—	—	—	(830)	—
Net loss	$(181,701)	$(148,012)	$(186,392)	$(134,744)	$(160,673)
Basic and diluted net loss per share(1):
Loss before cumulative effect of change in accounting principle	$(1.50)	$(1.34)	$(2.29)	$(1.71)	$(2.14)
Cumulative effect of change in accounting principle	—	—	—	(0.01)	—
Net loss	$(1.50)	$(1.34)	$(2.29)	$(1.72)	$(2.14)
Weighted average common shares outstanding(1)
—basic and diluted	121,126	110,309	81,494	78,314	75,231

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$883,876	$351,307	$374,507	$358,458	$350,046
Working capital	441,329	327,733	339,956	349,389	338,499
Total assets	954,693	486,876	549,345	557,726	549,051
Long term convertible debt	141,581	150,000	296,986	300,000	175,000
Cash dividends declared per common share	—	—	—	—	—
Accumulated deficit	(963,654)	(781,953)	(633,941)	(447,549)	(312,805)
Total shareholders’ equity	640,173	159,245	106,235	232,963	351,162

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

Currently, 34 antibody product candidates generated from our UltiMAb Human Antibody Development System® are in human clinical trials, or have had regulatory applications submitted for such trials(1). Phase III clinical trials are currently underway relating to seven of the most advanced product candidates in which Medarex has an economic interest through co-promotion/profit sharing rights, royalties and/or equity ownership. Six of the seven product candidates currently in Phase III trials were generated through the use of our UltiMAb® technology and include:

•       ipilimumab (also known as MDX-010), which we are developing jointly with Bristol-Myers Squibb Company, or BMS, for the treatment of metastatic melanoma and other cancers;

•       golimumab (also known as CNTO 148) under development by Centocor, Inc. (a subsidiary of Johnson & Johnson), or Centocor, for the treatment of rheumatoid arthritis, psoriatic arthritis and ankylosing spondylitis;

•       CNTO 1275 for the treatment of psoriasis,  also under development by Centocor;

•       zanolimumab (also known as HuMax-CD4®), being developed by Genmab A/S, or Genmab, and Merck Serono S.A., or Merck Serono, for the treatment of T-cell lymphomas;

•       ofatumumab (also known as HuMax-CD20™), being developed by Genmab and GlaxoSmithKline for the treatment of follicular non-Hodgkin’s lymphoma and chronic lymphocyte leukemia; and

•       zalutumumab (also known as HuMax-EGFr™), being developed by Genmab for the treatment of head and neck cancer.

The seventh product candidate currently in Phase III trials in which we have an economic interest is CP-675,206, which is being developed by Pfizer, Inc., or Pfizer, for the treatment of metastatic melanoma. We expect to receive double-digit royalties on sales of this product, should commercialization occur.

(1)          Information regarding the clinical status of third-party antibody products is based on public information available as of the date hereof.

Medarex is committed to building value by developing a diverse pipeline of antibody products to address major unmet healthcare needs in the world. In addition to the antibody candidates currently in Phase III trials, multiple product candidates in Phase II, Phase I and preclinical testing are being developed either by Medarex alone or by Medarex jointly with our partners, or separately by our partners. These partners include Amgen, Inc., BMS, Centocor, Eli Lilly and Company, or Eli Lilly, Genmab, ImClone Systems Incorporated, or ImClone Systems, MedImmune, Inc., Novartis Pharma AG and Novo Nordisk A/S. We believe that through the broad use of our UltiMAb® technology, we are leveraging our efforts and our partners’ efforts to create, develop and potentially commercialize innovative treatments for a wide range of diseases.

In addition to our UltiMAb Human Antibody Development System®, we have considerable experience in preclinical and clinical development as well as in manufacturing antibodies for clinical trials. Our existing manufacturing facility in Annandale, New Jersey currently has the capacity to undertake multiple antibody projects concurrently for clinical development purposes, meeting our near-term production demands. We have assembled a team of experienced scientific, production, clinical and regulatory personnel to facilitate the discovery and development of antibody-based products for us and for certain of our partners. We intend to add sales, marketing and additional manufacturing capabilities as needed.

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

We have a history of operating losses and may not achieve profitability. As of December 31, 2006, we had an accumulated deficit of approximately $963.7 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our potential products, invest in research, move forward with our product development and prepare to commercialize our product(s). Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional potential product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our products progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or sales of stock of partners in which we have an equity ownership or delay, reduce or eliminate certain of our research and development programs.

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

Revenue Recognition

We receive payments from our customers and partners for the sale of antibodies, for licenses to our proprietary technology, for product development services and from the achievement of product development milestones. These payments are generally non-refundable and are reported as deferred revenue until they are recognizable as revenue. We follow the following principles in recognizing revenue:

•       We receive research fees from the licensing of our proprietary technologies for research and development performed by our customers and partners. Revenue from these research fees is recognized generally on a straight line basis over the term of the respective license period beginning only after both the license period has begun and the technology has been delivered.

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

•       Revenues derived from reimbursements of costs associated with the development of product candidates are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, or EITF 99-19. According to the criteria established by EITF 99-19, in transactions where we act as a principal, with discretion to choose suppliers, bear credit risk and perform part of the services required in the transaction, we believe we have met the criteria to record revenue for the gross amount of the reimbursements.

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

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities on our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded (other than Genmab) represented approximately 2.2% of total marketable securities as of December 31, 2006 and approximately 2.6% of total marketable securities as of December 31, 2005.

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

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in a separate line item in our consolidated balance sheet entitled “Investments in, and advances to, other partners” and were $8.1 million as of December 31, 2006. These securities are carried at original investment cost and adjusted for other than temporary impairment charges, if any. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, management of these companies, financial statements, and other external sources. Specifically, our determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

Future adverse changes in market conditions or adverse changes in financial condition and/or operating results of the companies in which we invest that may not be reflected in an investment’s current carrying value may also require an impairment charge in the future.

Stock Based Compensation

Prior to January 1, 2006, we accounted for our 2005 Equity Incentive Plan, or the Plan, as amended, under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25 and related Interpretations, as permitted by FASB Statement No. 123,

Accounting for Stock-Based Compensation, or Statement No. 123. Compensation expense was recognized in the consolidated statement of operations for all stock option grants under the Plan that had an exercise price which was less than the fair market value of the underlying common stock on the grant date. However, no compensation expense was recorded in the financial statements for all stock options grants with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, or Statement No. 123(R), using the modified prospective transition method. Under the modified prospective transition method, compensation expense is recognized in the financial statements on a prospective basis for (i) all share based payments granted prior to, but not vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of  Statement No. 123, and (ii) share based payments granted on or subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). The grant date fair value of awards expected to vest is expensed on a straight line basis over the vesting periods of the related awards. Under the modified prospective transition method, results for prior periods are not restated.

The fair value of each option grant is estimated using the Black-Scholes option pricing method. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (generally 4 years). Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. In order to estimate the grant date fair value, option pricing models require the use of estimates and assumptions as to (i) the expected term of the option, (ii) the expected volatility of the price of the underlying stock, (iii) the risk free interest rate for the expected term of the option and (iv) pre-vesting forfeiture rates. The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior. The expected volatility of the price of the underlying stock is based on the historical volatility of our common stock. The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant. Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures. We are currently using an estimated forfeiture rate of 13.7%. The following table sets forth the weighted average assumptions used to calculate the fair value of options granted for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Expected dividend yield	0%	0%	0%
Expected stock price volatility	82.8%	99.1%	55.0%
Risk free interest rate	4.62%	4.29%	3.60%
Expected life of options (years)	6.25	6.25	5.0

Our results of operations for the year ended December 31, 2006 include incremental share based compensation expense of approximately $16.6 million. As of December 31, 2006, the total unrecognized compensation cost related to non-vested stock options was approximately $28.4 million. This cost is expected to be recognized over a weighted average period of 2.7 years.

However, any significant awards granted during the remainder of the year, required changes in the estimated forfeiture rates or significant changes in the market price of our stock could have an impact on this estimate.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of long-lived assets and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•       a significant underperformance relative to expected historical or projected future operating results;

•       a significant change in the manner of our use of the acquired asset or the strategy for our overall business; and/or

•       a significant negative industry or economic trend.

When we determine that the carrying value of long-lived assets or of intangible assets are not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets that have not been previously recorded.

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

Loss Contingencies and Litigation Reserves

We assess potential losses in relation to legal proceedings and other pending or threatened legal or tax matters based upon the application of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If a loss is considered possible and the amount can be reasonably estimated, we disclose such loss if material. Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss or the amount thereof requires the exercise of considerable judgment, which is applied as of a certain date. Required reserves and estimates may change in the future due to new matters, developments in existing matters or if we determine to change our strategy with respect to any particular matter.

Results of Operations

Years Ended December 31, 2006, 2005 and 2004

Contract and License Revenues

Contract and license revenues totaled $26.7 million, $30.2 million and $9.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Contract and license revenues for 2006 decreased by $3.5 million or 12% as compared to 2005. This decrease relates principally to $4.0 million in milestone payments received from our contract and licensing business in 2005 for which no comparable payments were received in 2006. Contract and license revenues for 2005 increased by $21.1 million or 231% as compared to 2004. This increase relates principally to a total of approximately $13.8 million of increased revenue recognized from our collaborations with Pfizer, BMS, Lilly and the National Institutes of Health, or NIH, in accordance with an NIH grant we received, as well as $4.0 million in milestone payments received from our contract and licensing business. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our year-to-year contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $1.6 million, $4.1 million and $3.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Contract and license revenues from Genmab for 2006 decreased by $2.5 million or 62% as compared to 2005. This decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in 2006 as compared to 2005. Contract and license revenues from Genmab for 2005 increased by $0.7 million or 21% as compared to 2004. This increase is primarily the result of payments received from Genmab for the licensing of European and Asian rights to develop and commercialize antibodies raised against the CD4 antigen, partially offset by a decrease in antibody exclusive licenses granted to Genmab in 2005 as compared to 2004.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19. Reimbursement of development costs totaled $20.4 million in 2006 and $17.2 million in 2005 and related primarily to the development of ipilimumab with BMS. There were no such reimbursements in 2004.

Research and Development Expenses

Research and development expenses for our products in development were $194.5 million, $136.9 million and $123.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Research and development expenses in 2006 increased by $57.6 million, or 42% as compared to 2005 and research and development expenses in 2005 increased by $13.9 million, or 11% as compared to 2004. Historically, due to the limited number of our product candidates in clinical trials, we have not accounted for our research and development expenses on a project-by-project basis. We track our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Year Ended December 31,
	2006	2005	2004
Research	$66,391	$46,568	$53,616
Product Development	128,121	90,372	69,396
Total	$194,512	$136,940	$123,012

Research Costs

Research costs in 2006 increased by $19.8 million, or 43% as compared to 2005. Research costs in 2005 decreased by $7.0 million, or 13% as compared to 2004. The changes in research costs primarily relate to the following.

•       Personnel costs in 2006 were $21.5 million, an increase of $6.6 million or 44% as compared to 2005. Personnel costs in 2005 were $14.7 million, an increase of $1.5 million or 11% as compared to 2004. Approximately $3.3 million of the 2006 increase is the result of the adoption of Statement No. 123(R), effective January 1, 2006. In addition, the increased personnel costs are attributable to staff needed to support higher levels of new product development opportunities, the continued development of our UltiMAb® system, and the performance of contract services for our collaborative partners. Personnel costs include primarily salary, benefits, payroll taxes, stock option compensation and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our research activities.

•       An $8.5 million expense representing a liability to Gilead Sciences, Inc., or Gilead, for the reduction of future royalty obligations relating to certain intellectual property rights regarding anti-CTLA-4 product candidates in 2004 for which no comparable expenses were incurred in 2006 or 2005. The total consideration of $8.5 million was paid to Gilead in eight equal quarterly installments. As of December 31, 2006, no installments remained due to Gilead under this obligation.

•       License and technology access fees in 2006 were $12.7 million, an increase of $7.3 million or 134% as compared to 2005. License and technology access fees in 2005 were $5.4 million, a decrease of $1.5 million or 22% as compared to 2004. Increases and decreases in license and technology access fees are primarily the result of the timing of such agreements. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaboration and license agreements. Included in the costs for 2006, 2005 and 2004 are payments to certain companies and research and academic institutions and other entities for licenses to certain technologies for which there are no comparable payments. We expect license fees, including funds paid to certain partners, to increase in the future.

•       Supply costs in 2006 were $8.2 million, an increase of $2.0 million or 32% as compared to 2005. Supply costs in 2005 were $6.2 million, an increase of $1.1 million or 23% as compared to 2004. The increased supply costs in 2006 and 2005 are primarily attributable to the continued development of our UltiMAb® system, and the performance of contract services for our collaborative partners. Included in these costs are materials, chemicals and disposables. We expect these costs to increase as we continue to expand our research efforts.

Product Development Costs

Product development costs in 2006 increased by $37.7 million, or 42% as compared to 2005. Product development costs in 2005 increased by $21.0 million, or 30% as compared to 2004. The increases in product development costs primarily relate to the following:

•       Contract manufacturing costs in 2006 were $7.9 million, a decrease of $2.4 million or 24% as compared to 2005. Contract manufacturing costs in 2005 were $10.3 million, an increase of $1.2 million or 12% as compared to 2004. The decrease in third party contract manufacturing costs in 2006 primarily represents a decrease in 2006 production and packaging expenses for a Phase III pivotal trial of ipilimumab in combination with MDX-1379, which began in the third quarter of 2004 and was transferred to BMS in the second half of 2005. We expect costs to third party manufacturers will increase in the future in order to support the advancement of our clinical pipeline.

•       Personnel costs in 2006 were $36.8 million, an increase of $10.5 million or 40% as compared to 2005. Personnel costs in 2005 were $26.3 million, an increase of $2.7 million or 12% as compared to 2004. Approximately $5.8 million of the 2006 increase is the result of the adoption of Statement No. 123(R), effective January 1, 2006. The increased personnel costs are a result of the increased staff needed to support more extensive clinical trial activities primarily for ipilimumab. Personnel costs primarily include salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our product development activities and progress our product candidates through clinical trials.

•       Clinical research fees in 2006 were $15.2 million, an increase of $3.7 million or 32% as compared to 2005. Clinical research fees in 2005 were $11.5 million, an increase of $6.8 million or 145% as compared to 2004. The 2006 increase resulted primarily from the continuing MDX-060 Phase II trial. The 2005 increase resulted primarily from the continued enrollment of patients in the Phase III clinical trial for ipilimumab in combination with MDX-1379 and the initiation of additional sites for this trial. As of December 31, 2005 sites participating in this Phase III clinical trial are located in North America, Europe and Latin America. The continued enrollment of patients in the Phase III trial and the initiation of additional sites resulted in increased monitoring costs and increased investigator site fees. These costs represented the conclusion of certain Phase II clinical trials for ipilimumab offset by the initiation of the Phase III clinical trial for ipilimumab in combination with MDX-1379 which began in the third quarter of 2004. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

•       Reimbursement of our share (35%) of the BMS costs for the development of ipilimumab were $23.3 million, an increase of $17.0 million or 270% as compared to 2005. No comparable expense was incurred in 2004. We expect our 35% share of BMS’s costs related to the development of ipilimumab to increase in the future as BMS continues to increase its development activities related to ipilimumab.

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $51.9 million, $29.0 million and $25.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. General and administrative expenses increased by $22.9 million in 2006, or 79% as compared to 2005. The 2006 increase is primarily attributable to the following; (i) approximately $9.4 million in legal fees associated with the Company’s investigation of its prior stock option grant practices, (ii) approximately $5.6 million attributable to the operations of Celldex Therapeutics, Inc., or Celldex, (iii) approximately $6.5 million is the result of the adoption of Statement No. 123(R), effective January 1, 2006 and (iv) approximately $3.7 million in non-cash stock based compensation expense associated with one of our officers stepping down in November 2006. The 2005 increase was primarily attributable to the operations of Celldex, including the write-off of deferred offering costs (legal, accounting and printing) of $1.9 million. Such costs were written off in 2005 as a result of Celldex terminating its initial public offering and withdrawing its registration statement with the Securities and Exchange Commission due to unfavorable market conditions. General and administrative expenses are expected to increase in the future as our product candidates are developed and we expand our business activities.

Acquisition of In-Process Technology

Acquisition of in-process technology for the year ended December 31, 2005 related to acquisition of all of the outstanding capital stock of Lorantis Limited, or Lorantis, a privately held biotechnology company based in Cambridge, U.K. and the acquisition of substantially all assets of Alteris Therapeutics, Inc., or Alteris, a privately held biotechnology company based in Philadelphia, PA, in each case by Celldex. These acquisitions were completed in October 2005. The total cost of these acquisitions (including transaction costs) was $42.8 million, of which approximately $8.4 million (based upon independent third-party valuations) of in-process research and development was determined not to be technologically feasible and had no alternative future uses at the time of the respective acquisitions, and, as a result, was charged to operations as acquisition of in-process technology during 2005.

Acquisition of in-process technology for the year ended December 31, 2004 related to our acquisition of all of the outstanding capital stock not already owned by us of Ability Biomedical Corporation, or Ability Biomedical, a privately held Canadian biotechnology company, in August 2004. The total cost of the acquisition (including transaction costs), discussed more fully under the section herein entitled “Liquidity and Capital Resources,” was $5.7 million, of which approximately $5.5 million of in-process research and development was determined not to be technologically feasible and had no alternative future uses at the time of acquisition, and, as a result, was charged to operations as acquisition of in-process technology during 2004.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate represents our share of Genmab’s net loss for the years ended December 31, 2006, 2005 and 2004. Genmab is an affiliated company and during these periods was accounted for using the equity method of accounting (see Note 10 to the consolidated financial statements). The recognition of our share of Genmab’s net losses reduces the carrying value, or basis, of our investment in Genmab.

Equity in net loss of affiliate was $1.0 million, $6.3 million and $19.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Equity in net loss of affiliate in 2006 decreased by $5.3 million, or 84% as compared to 2005. The 2006 decrease was primarily related to the suspension of our share of Genmab’s net losses effective February 1, 2006. On February 1, 2006, Genmab completed the private placement of 5.75 million shares of its stock. As a result of this private placement, our ownership percentage of Genmab was reduced to approximately 18.9%. Beginning February 1, 2006 we began accounting for its investment in Genmab as a marketable security in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. In February 2007, we sold 2,578,500 shares of Genmab thereby reducing our ownership percentage to approximately 10.8%. See further discussion under “Other Liquidity Matters.” Equity in net loss of affiliate in 2005 decreased by $13.5 million, or 68% as compared to 2004. The decrease was primarily related to the suspension of our share of Genmab’s net losses for a portion of 2005. See Note 10 to the consolidated financial statements for further explanation. The 2005 decrease reflects a reduction in our ownership percentage, resulting from Genmab’s 2004 private placement of its ordinary shares (discussed below), and therefore a reduction of our share of Genmab’s net loss for the second half of 2004.

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

Interest, Dividend Income and Realized Gains

Interest, dividend income and realized gains consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest, dividend income and realized gains was $17.4 million, $14.7 million and $9.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Interest, dividend income and realized gains in 2006 increased by $2.6 million, or 18% as compared to 2005. The increase primarily reflects higher interest rates earned on our investment portfolio. In addition, we have higher interest and dividend income in 2006 as the result of higher average cash balances reflecting the proceeds received (approximately $128.0 million) from our April 2006 public offering of 11.5 million shares of common stock (see further discussion under Liquidity and Capital Resources).  Interest, dividend income and realized gains in 2005 increased by $5.5 million, or 60% as compared to 2004. Included in interest, dividend income and realized gains for the year ended December 31, 2005 is a gain on the sale of common stock of one of our partners of approximately $3.3 million and included in interest, dividend income and realized gains for the year ended December 31, 2004 is a gain on the sale of common stock of one of our partners of approximately $1.7 million. Excluding the impact of these gains, interest and dividend income in 2005 would have increased by $3.9 million. This increase primarily relates to a higher average balance and higher returns on our investment portfolio as well as decreased amortization of premiums on debt securities.

Impairment Loss on Investments in Partners

We recorded impairment charges of $5.2, $0 and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to investments in certain of our partners (other than Genmab) whose securities are publicly traded. The 2006 impairment charge was the result of losses on one of our investments which were considered to be other than temporary. The 2004 impairment charge was the result of losses on another of these investments which were considered to be other than temporary. If we deem these investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

In addition, we have investments in several partners whose securities are not publicly traded. Because these securities are not publicly traded, the value of these investments is more difficult to estimate than investments in publicly traded companies. We recorded impairment charges of $0 million, $33.3 million and $7.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to investments in certain of our partners whose securities are not publicly traded. Approximately $29.3 million of the 2005 impairment charge related to our investment in IDM prior to its business combination with Epimmune, Inc. The amount of the IDM impairment charge was calculated as the difference between (i) the estimated per share value expected to be received by IDM shareholders upon completion of its merger with Epimmune, publicly announced on March 16, 2005, and (ii) our carrying value. This transaction closed in the third quarter of 2005 and our investment in IDM was reclassified to marketable securities. The 2004 impairment charge is primarily comprised of a $7.0 million impairment related to our investment in IDM. The amount of the IDM impairment charge was calculated as the difference between the per share price received by IDM in a December 2004 private placement of its equity securities and our cost basis.   If we deem these investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

Interest Expense

Interest expense was primarily related to interest and amortization of issuance costs on our 4.50% Convertible Subordinated Notes issued in June 2001, or the 4.50% notes, our 4.25% Convertible Senior Notes issued in July 2003, or the 4.25% notes, and our 2.25% Convertible Senior Notes issued in

May 2004, or the 2.25% notes. Interest expense was $4.7 million, $4.2 million and $12.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Interest expense in 2006 increased by $0.5 million, or 12%, as compared to 2005. Interest expense in 2005 decreased by $8.6 million, or 67% as compared to 2004. Interest expense in 2006 and 2005 relates to interest and amortization of issuance costs on our 2.25% notes. The 2005 decrease reflects the January 2005 conversion of all of our 4.25% notes ($146.986 million) into a total of 21,875,353 shares of our common stock. The 2.25% notes are due in May 2011 and interest is payable semi-annually on May 15 and November 15 of each year.

Minority Interest—Celldex

Minority interest in loss of Celldex was $6.9 million and $4.4 million for the years ended December 31, 2006 and  2005, respectively. Minority interest in loss of Celldex represents 40% of Celldex’s net loss for 2006 and for the period from October 12, 2005 through December 31, 2005. Prior to October 12, 2005 we owned 100% of the outstanding capital stock of Celldex.  As a result of certain acquisitions by Celldex (see Note 14 to the consolidated financial statements) our ownership percentage was reduced from 100% to approximately 60%. Celldex’s results of operations for 2006 and 2005 have been consolidated for reporting purposes and the $6.9 million and $4.4 million (the portion of Celldex’s net loss for 2006 and the period from October 12, 2005 through December 31, 2005 not attributable to us) is recorded as a reduction of our expenses.

Debt Conversion Expense

Debt conversion expense of $10.2 million for the year ended December 31, 2004 related to the make-whole payment associated with the December 2004 decision calling for the redemption of our 4.25% notes. Such amount was accrued as of December 31, 2004 and was paid in January 2005 (see further information under the section entitled “Cash Provided By Financing Activities”). There were no comparable charges for the years ended December 31, 2006 and 2005.

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

In January 2004, we and certain holders of our 4.50% notes completed an exchange and cancellation of $33.0 million in aggregate principal amount of the 4.50% notes, for the issuance of $21.986 million in aggregate principal of a new series of 4.25% notes and, in connection therewith, we recorded a gain of approximately $0.3 million for 2004. We calculated the gain in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, or EITF 96-19. EITF 96-19 requires that the gain on the early extinguishment of debt be computed using the fair value of the newly issued convertible debt which, at the time of the debt exchange, was trading at a premium to the principal amount of the notes. We classified the premium associated with the newly issued 4.25% notes of approximately $10.2 million as capital in excess of par value in accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.

Non-Cash Gain on Investment in Genmab

Non-cash gain on investment in Genmab for 2006 of $3.2 million was recorded in accordance with FASB Staff Position APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence (FSP APB 18-1). As a result of Genmab’s private placement of 5.75 million shares of its common stock in February 2006 and the corresponding reduction of our ownership percentage below 20%, our accumulated other comprehensive income associated with our investment in Genmab was first offset against the remaining carrying value of our investment in Genmab

($2.2 million), reducing our investment in Genmab to zero, with the remaining balance ($3.2 million) recorded as a non-cash gain in the consolidated statement of operations for 2006.

Provision for Income Taxes

Our provision for income taxes of $0.4 million, $0.4 million and $31 thousand for the years ended December 31, 2006, 2005 and 2004, respectively, relates primarily to the New Jersey alternative minimum tax assessment.

Liquidity and Capital Resources

We require cash to fund our operations, to make capital expenditures and strategic investments, and to pay debt service on our convertible notes. Since inception, we have financed our operations through the sale of our securities in public and private placements, sales of our products for research purposes, development and manufacturing services, technology transfer and license fees and milestone payments. We expect to continue to fund our cash requirements from these sources in the future. In 2006, 2005, and 2004, we received net proceeds of $343.1 million from sales of our equity and debt securities.

At December 31, 2006 and 2005, we had $339.5 million and $351.3 million, respectively, in cash, cash equivalents and marketable securities. Approximately $14.0 million and $25.2 million of cash and cash equivalents included in the December 31, 2006 and 2005 balance sheets relates to Celldex and is consolidated for accounting purposes. We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal. In addition, as of December 31, 2006, the fair value of our investment in Genmab, which is classified as marketable securities was approximately $494.4 million.

In February 2007, we completed the sale of 2,578,500 shares of Genmab through a block trade. We received net proceeds of approximately $152.1 million from such block trade. As a result of this transaction our ownership percentage in Genmab was reduced to approximately 10.8%.

Cash Used in Operating Activities

Cash used in operating activities was $138.3 million, $88.9 million and $6.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. This reflects an increase of $49.4 million in 2006 as compared to 2005 and an increase of $82.9 million in 2005 as compared to 2004.

The 2006 increase was primarily due to increased research and development expenses ($57.6 million) and increased general and administrative expenses ($22.9 million) as a result of the factors discussed above. The 2005 increase is primarily due to a decrease in deferred contract revenue (approximately $72.9 million) resulting from less up-front payments associated with collaborations in 2005 as compared to 2004.

We have incurred and will continue to incur significant costs in the area of research and development, including preclinical and clinical trials, as our products are developed. We plan to spend significant amounts to progress our current products through clinical trials and the commercialization process as well as to develop additional product candidates on our own or with our partners. As our products progress through the clinical trial process, we may be obligated to make significant milestone payments on certain of our products. We also expect to incur future facility costs as a result of our continued capital expansion, renovations and replacements. To a lesser extent, we expect our general and administrative costs to increase as we expand our administrative and business development activities. Furthermore, we expect our investment income to decrease as we fund our future operations and capital expenditures from our cash reserves. We anticipate that our operating expenditures may be partially offset by revenues from partners for license fees, milestone payments, and development and manufacturing services.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $55.1 million in 2006 and $33.8 million in 2004, respectively. Net cash provided by investing activities was $84.1 million in 2005. Cash was provided by and used in investing activities primarily as follows:

•       Capital expenditures of $13.5 million, $9.3 million and $9.1 million in 2006, 2005 and 2004, respectively. The capital expenditures for these periods reflect an investment in laboratory automation as well as the addition of machinery and equipment.

•       Net sales of marketable securities were $65.9 million in 2005. The net sales of marketable securities in 2005 were primarily to fund operations and capital expenditures offset in part, by the proceeds received from the BMS collaboration ($50.0 million).

•       Net purchases of marketable securities were $41.6 million and $27.9 million in 2006 and 2004, respectively. The 2006 net purchases were the result of proceeds received from our April 2006 public offering (see further discussion below). The 2004 net purchases were the result of the proceeds received from the Pfizer collaboration ($110.0 million), the MedImmune collaboration ($15.0 million) and the net proceeds ($145.2 million) received for the private placement of our 2.25% notes, offset in part, by sales of marketable securities ($242.6 million) to fund operations and capital expenditures as well as to repurchase and redeem our 4.50% notes.

•       Net cash of approximately $29.7 million in 2005 provided through the acquisition of Lorantis by Celldex (see further explanation in the section entitled “Other Liquidity Matters”).

We expect 2007 capital expenditures to be approximately $14.0 million representing the purchase of machinery and scientific equipment and additional investment in lab automation.

Cash Provided by Financing Activities

Cash provided by financing activities was $134.9 million $31.1 million and $31.6 million in 2006, 2005 and 2004, respectively. In 2006, cash provided by financing activities consisted primarily of approximately $128.0 million in net proceeds received from our April 2006 public offering (see further discussion below). In 2005, cash provided by financing activities consisted primarily of proceeds received ($25.0 million) from the sale of common stock to BMS in connection with our collaboration. In 2004, cash provided by financing activities consisted primarily of $145.2 million in net proceeds received from the sale of our 2.25% notes in May 2004 and $31.8 million from sales of common stock primarily to Pfizer ($30.0 million) and the issuance of common stock under our employee stock purchase plan ($1.1 million), offset in part, by the repurchase, redemption and cancellation of our 4.50% notes ($144.6 million).

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

The 2.25% notes mature on May 15, 2011 and are redeemable at our option on or after May 15, 2010. Holders of the 2.25% notes may require us to repurchase the notes if we undergo a “change in control” as defined in the indenture. We received net proceeds from the private placement of the 2.25% notes of approximately $145.2 million (after deducting the initial purchasers’ discounts and offering expenses). The costs of issuance of the 2.25% notes of approximately $4.8 million have been deferred and are being amortized over the term of the 2.25% notes. In May 2011, or earlier if we undergo a change in control, we may be required to use a significant portion of our cash to repay the remaining balance ($150.0 million) of the 2.25% notes. If our cash is not sufficient to meet our obligations under the 2.25% notes, we would be required to seek additional financing.

Other Liquidity Matters

As of December 31, 2006, we had federal net operating loss (NOL) carryforwards of approximately $561.6 million. These NOL carryforwards will expire in the years 2007-2026 (as more fully described in Note 5 to the consolidated financial statements), if not utilized. During 2000 we determined that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred during 1998. The effect of this ownership change was the imposition of a $3.2 million annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of some NOL carryforwards before they become available for utilization. At December 31, 2006 the amount of NOL subject to the limitation was $42.3 million and the amount not subject to limitation was $519.4 million.

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

Upon achievement of certain development milestones with respect to our anti-IP-10 antibody program, but no later than September 4, 2007, we may be required to pay the former shareholders of Ability Biomedical an additional amount of approximately $3.65 million subject to an interest component in cash and/or common stock subject to fluctuations in currency exchange rates. In lieu of such additional payment, we also have the option to revert to the original joint collaboration agreement with the former shareholders of Ability Biomedical whereby each party would be responsible for 50% of the costs associated with the anti-IP-10 antibody.

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

In January 2005, we announced the closing of a collaboration and co-promotion agreement and a related securities purchase agreement with BMS. Under the terms of the collaboration, we and BMS each granted the other certain intellectual property licenses and product rights on a worldwide basis in order to enable us to collaborate in research and development of certain therapeutic antibody-based products for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by us to BMS of a license to commercialize ipilimumab, a fully human antibody product candidate developed using our UltiMAb Human Antibody Development System® . Ipilimumab is currently under investigation for the treatment of a broad range of cancers. The collaboration also includes the grant by us to BMS of a sub-license to MDX-1379, a gp100 peptide vaccine licensed by us from the U.S. Public Health Service, for use with ipilimumab for the treatment of metastatic melanoma. We and BMS are currently conducting three separate registrational studies of ipilimumab for metastatic melanoma under three separate Special Protocol Assessment agreements with the FDA. One is a monotherapy study of ipilimumab in second-line (previously treated with melanoma therapy other than ipilimumab) metastatic melanoma that completed enrollment in 2006. This monotherapy study is the subject of a potential BLA filing in 2007. A Phase III clinical trial of ipilimumab used in combination with chemotherapy in first-line (previously untreated) patients with metastatic melanoma was initiated in June 2006 and is currently underway. The third study is an ongoing Phase III clinical trial with ipilimumab and MDX-1379 combination therapy in Stage III and Stage IV metastatic melanoma patients. Each of these trials is being conducted at multiple sites worldwide.

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

Under the terms of the collaboration, we have the option to co-promote any product in the U.S. If we exercise a co-promotion option with respect to a product for use in the first cancer indication for which an initial regulatory approval filing is accepted by the FDA, we will have the right and obligation to co-promote such product for use in all cancer indications, even if such indications are the subject of additional filings or approvals, and even if we opted-out of the development of any such indication. Even if we elect to co-promote a product for cancer indications, however, we would need to exercise a separate option to co-promote that product with respect to any indication other than cancer. If we do not exercise our co-promotion option with respect to a product for use in the first cancer indication for which an initial regulatory approval filing is accepted by the FDA, then we will not have the right or obligation to co-promote such product for any cancer indications, unless the filing for that first cancer indication is not approved by FDA.

Under the terms of the collaboration, we could receive up to $205.0 million from BMS if all regulatory milestones are met, plus up to an additional $275.0 million in sales-related milestones. If we exercise our co-promotion option with respect to ipilimumab for the metastatic melanoma indication, and regulatory approval is obtained, we would receive 45% of any profits from commercial sales of such product in the U.S. In the event we choose not to exercise our co-promotion rights with respect to a product, BMS will have exclusive commercial rights in the U.S. and will pay us royalties on commercial sales. Regardless of whether or not we exercise our co-promotion option outside the U.S., BMS will have exclusive commercial rights for products and will pay us royalties on commercial sales.

Pursuant to these agreements, BMS made an initial cash payment to us on January 21, 2005 of $25.0 million. In addition, BMS purchased a total of 2,879,223 unregistered shares of our common stock at a purchase price equal to $8.6829 per share for an aggregate purchase price of $25.0 million. These shares were issued in a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The purchase price represented a small premium to the market price on the date we entered into the collaboration. BMS agreed to a two-year lock-up period with respect to any sales of such stock.  The lock-up period expired in January 2007, and BMS may now sell such shares pursuant to the provisions of Rule 144 under the Securities Act. We have no future obligation to register such stock.

In October 2005, Celldex completed the acquisition of all of the issued and outstanding shares of capital stock of Lorantis and substantially all of the assets of Alteris.

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

Contractual Obligations

Our material contractual obligations under lease, debt and research funding agreements for the next five years, and thereafter, as of December 31, 2006, are as follows:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(in thousands)
Contractual Obligations(1)
Convertible notes(2)	$3,375	$6,750	$153,375	$—	$163,500
Research and development funding(3)	42,331	1,620	60	—	44,011
Operating leases and other	2,979	6,145	4,734	690	14,548
Total contractual cash obligations	$48,685	$14,515	$158,169	$690	$222,059

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

(3)          Research and development funding for “Less than 1 year” includes up to $38.9 million that we anticipate may be used under our collaboration agreement with BMS to fund our share of the expected costs of the development of ipilimumab during 2007. This amount represents our costs; net of reimbursement of 65% from our partner BMS, as well as our share (35%) of the BMS development costs during 2007. The amounts that we actually spend during 2007  for the development of ipilimumab may vary significantly depending on numerous factors, including the outcome of our meetings with regulatory authorities, results from current and future clinical trials, the continued

analysis of the clinical trial data for ipilimumab, actions taken by our partner BMS under the collaboration agreement and technological developments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Financial Uncertainties Related to Potential Future Milestone Payments

Effective September 4, 2002, we entered into a collaboration and license agreement with Kirin, which provides for us to exchange with Kirin certain cross-licenses for each other’s technology for the development and commercialization of human antibody products. Pursuant to a letter of intent that was superseded by the collaboration and license agreement, we and Kirin developed the KM-Mouse®, a unique crossbred mouse that combines the traits of our HuMAb-Mouse® with Kirin’s TC Mouse™. Under the collaboration and license agreement, we have exchanged cross-licenses with Kirin with respect to the KM-Mouse® and other antibody-generating mice. In addition, certain of the cross-licenses granted under the Collaboration and License Agreement are subject to license, milestone and royalty payments by one party to the other.

Through December 31, 2006, we have not made any milestone payments to Kirin although approximately $2.8 million has been paid to Kirin as of December 31, 2006 representing a payment due Kirin as a result of our collaboration with Pfizer. Based on a total of four products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2008, we may be required to make milestone payments to Kirin aggregating up to approximately $17.0 million with respect to such products, or a maximum of approximately $4.25 million per product. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through December 31, 2006, we had made milestone payments of approximately $0.3 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of nine products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2008, we may be obligated to make future milestone payments aggregating up to approximately $59.6 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

•       submission of IND(s) or foreign equivalents;

•       commencement of Phase I, Phase II and/or Phase III clinical trials or foreign equivalents;

•       submission of BLA(s) or foreign equivalents; and

•       receipt of marketing approval(s) to sell products in a particular country or region.

In addition, the licenses above may trigger royalty payments in connection with the commercialization of certain of our products. To date, we have not made any royalty payments on sales of our products and believe we are at least a year away from selling any products that would require us to make any such royalty payments. Whether we will be obligated to make milestone or royalty payments in the future is subject to the success of our product development efforts and, accordingly, is inherently uncertain.

Future Liquidity Resources

Our current sources of liquidity are our cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, contract and licensing revenue and sales of our products for research. We believe that such sources of liquidity will be sufficient to meet our operating, debt service, and capital requirements for at least the next 24 months. To the extent our 2.25% notes are converted into shares of our common stock on or before their maturity date, we will have use of that portion of the principal amount of the notes to fund our on-going operations. In any event, we may require additional financing within this time frame and may raise funds through public or private financings, sales of stock of partners in which we have an equity ownership, line of credit arrangements, collaborative relationships and/or other methods. The use of cash on hand or other financial alternatives will depend on several factors including, but not limited to, the future success of our products in clinical development, the prevailing interest rate environment, and access to the capital markets. We cannot assure you that we will be able to raise such additional funds. We may be unable to raise sufficient funds to complete development of any of our product candidates or to continue operations. As a result, we may face delay, reduction or elimination of research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.

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

We have audited the accompanying consolidated balance sheets of Medarex, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Genmab A/S (a corporation in which the Company has an 22% interest at December 31, 2004), have been audited by other auditors whose report for December 31, 2004 and the year then ended has been furnished to us, and our opinion on the 2004 consolidated financial statements, insofar as it relates to the amounts included for Genmab A/S, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s equity in the net loss of Genmab A/S represents 10% in 2004 of pre-tax loss.

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

In our opinion based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medarex, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” applying the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medarex, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
MetroPark, New Jersey
February 28, 2007

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$34,511	$90,602
Marketable securities	304,983	260,705
Marketable securities—Genmab	150,000	—
Prepaid expenses and other current assets	22,271	31,608
Total current assets	511,765	382,915
Property, buildings and equipment:
Land	6,780	6,795
Buildings and leasehold improvements	85,123	82,338
Machinery and equipment	61,076	54,130
Furniture and fixtures	5,025	4,553
	158,004	147,816
Less accumulated depreciation and amortization	(73,663)	(61,832)
	84,341	85,984
Marketable securities—Genmab	344,382	—
Investment in Genmab	—	3,255
Investments in, and advances to, other partners	8,141	6,400
Segregated securities	1,477	2,033
Other assets	4,587	6,289
Total assets	$954,693	$486,876
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,154	$4,939
Accrued liabilities	42,250	29,371
Deferred contract revenue—current	21,032	20,872
Total current liabilities	70,436	55,182
Deferred contract revenue—long-term	94,115	106,827
Other long-term liabilities	3,689	4,032
2.25% Convertible senior notes due May 15, 2011	141,581	150,000
Minority interest	4,699	11,590
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 124,288,191 shares issued and 124,244,059 outstanding at December 31, 2006 and 111,773,230 shares issued and 111,687,930 shares outstanding at December 31, 2005	1,243	1,118
Capital in excess of par value	1,107,487	943,245
Treasury stock, at cost 44,132 shares in 2006 and 85,300 shares in 2005	(111)	(215)
Deferred compensation	—	(599)
Accumulated other comprehensive income	495,208	(2,351)
Accumulated deficit	(963,654)	(781,953)
Total shareholders’ equity	640,173	159,245
Total liabilities and shareholders’ equity	$954,693	$486,876

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Year Ended December 31
	2006	2005	2004
Contract and license revenues	$26,736	$30,226	$9,119
Contract and license revenues from Genmab	1,553	4,067	3,355
Reimbursement of development costs	20,357	17,162	—
Total revenues	48,646	51,455	12,474
Costs and expenses:
Research and development	194,512	136,940	123,012
General and administrative	51,928	28,969	25,259
Acquisition of in-process technology	—	8,447	5,455
Total costs and expenses	246,440	174,356	153,726
Operating loss	(197,794)	(122,901)	(141,252)
Equity in net loss of affiliate	(1,037)	(6,323)	(19,791)
Interest, dividend income and realized gains	17,352	14,740	9,228
Impairment loss on investments in partners	(5,170)	(33,347)	(7,309)
Interest expense	(4,709)	(4,233)	(12,845)
Minority interest—Celldex	6,891	4,410	—
Debt conversion expense	—	—	(10,151)
Net loss on extinguishment of debt	—	—	(4,241)
Non-cash gain on loss of significant influence in Genmab	3,202	—	—
Pre tax loss	(181,265)	(147,654)	(186,361)
Provision for income taxes	436	358	31
Net loss	$(181,701)	$(148,012)	$(186,392)
Basic and diluted net loss per share	$(1.50)	$(1.34)	$(2.29)
Weighted average number of common shares outstanding—basic and diluted	121,126	110,309	81,494

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Capital in	Treasury Stock			Accumulated Other		Total
	Number of Shares	Amount	Excess of par Value	Number of Shares	Amount	Deferred Compensation	Comprehensive Income (Loss)	Accumulated Deficit	Shareholders’ Equity
Balance at December 31, 2003	79,501,080	$795	$671,338	(493,516)	$(1,242)	$994	$8,627	$(447,549)	$232,963
Issuance of common stock for exercise of options	201,450	2	779						781
Stock based compensation			2,188			138			2,326
Issuance of vested restricted stock units under deferred compensation plan			722						722
Withdrawal from executive deferred compensation plan				301,876	760	(760)			—
Issuance of common stock as partial consideration for acquisition of Ability Biomedical	731,823	7	4,274						4,281
Issuance of common stock in connection with license agreements, net	426,547	5	2,556						2,561
Issuance of common stock under the employee stock purchase plan	176,625	2	1,067						1,069
Issuance of common stock in connection with Pfizer collaboration	4,827,808	48	29,952						30,000
Premium associated with convertible notes exchange			10,154						10,154
Appreciation of equity method investee			9,748						9,748
Net loss								(186,392)	(186,392)
Other comprehensive income (loss)
foreign currency translation adjustment							724		724
unrealized loss on securities							(2,702)		(2,702)
Comprehensive loss									(188,370)
Balance at December 31, 2004	85,865,333	859	732,778	(191,640)	(482)	372	6,649	(633,941)	106,235
Issuance of common stock for exercise of options	904,067	9	4,481						4,490
Stock based compensation	15,000		2,739			(704)			2,035
Issuance of vested restricted stock units under deferred compensation plan			1,246						1,246
Withdrawal from executive deferred compensation plan				106,340	267	(267)			—
Issuance of common stock in connection with collaboration agreements, net	2,879,223	29	24,971						25,000
Issuance of common stock in connection with the redemption of convertible note	21,875,353	219	143,564						143,783
Issuance of common stock under the employee stock purchase plan	234,254	2	1,427						1,429
Appreciation of equity method investee			8,039						8,039

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(Dollars in thousands)

	Common Stock		Capital in	Treasury Stock			Accumulated Other		Total
	Number of shares	Amount	excess of par value	Number of shares	Amount	Deferred Compensation	Comprehensive Income (Loss)	Accumulated deficit	shareholders’ equity
Subsidiary stock issuance			24,000						24,000
Net loss								(148,012)	(148,012)
Other comprehensive income (loss)									(610)
foreign currency translation adjustment							(610)		(8,390)
unrealized loss on securities							(8,390)
Comprehensive loss									(157,012)
Balance at December 31, 2005	111,773,230	1,118	943,245	(85,300)	(215)	(599)	(2,351)	(781,953)	159,245
Issuance of common stock for exercise of options	883,149	9	5,976						5,985
Stock based compensation	(15,000)		19,343			703			20,046
Issuance of vested restricted stock units under deferred compensation plan			1,194						1,194
Withdrawal from executive deferred compensation plan				41,168	104	(104)			—
Modification of conversion feature of 2.25% notes			8,900						8,900
Issuance of common stock under the employee stock purchase plan	146,812	1	895						896
Issuance of common stock in a public offering, net	11,500,000	115	127,934						128,049
Net loss								(181,701)	(181,701)
Other comprehensive income (loss)
foreign currency translation adjustment							(3,123)		(3,123)
unrealized gain on securities							500,682		500,682
Comprehensive income									315,858
Balance at December 31, 2006	124,288,191	$1,243	$1,107,487	(44,132)	$(111)	$—	$495,208	$(963,654)	$640,173

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2006	2005	2004
Operating activities:
Net loss	$(181,701)	$(148,012)	$(186,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,117	12,737	12,020
Amortization	3,575	5,627	6,847
Loss on sale of assets—Celldex	655	—	105
Stock based compensation and vesting of restricted stock units	21,240	1,890	3,047
Write-off of deferred offering costs—Celldex	—	978	—
Non cash revenue	(1,339)	—	(1,166)
Licenses fees paid with stock	—	—	2,560
Acquisition of in-process technology	—	8,447	5,455
Equity in net loss of Genmab	1,037	6,323	19,791
Impairment losses on investments in partners and other assets	5,170	36,120	7,309
Non-cash gain on loss of significant influence in Genmab	(3,202)	—	—
Gain on exchange of convertible debt	—	—	(325)
Loss on redemption convertible debt	—	—	4,566
Gain on sale of partners’ stock	—	(3,315)	(1,664)
Minority interest—Celldex	(6,891)	(4,410)	—
Changes in operating assets and liabilities
Other current assets	9,337	(24,900)	(458)
Trade accounts payable	2,215	(59)	2,801
Accrued liabilities	11,003	(6,088)	20,875
Deferred contract revenue	(12,552)	25,748	98,649
Net cash used in operating activities	(138,336)	(88,914)	(5,980)
Investing activities:
Purchase of property and equipment	(13.521)	(9,312)	(9,074)
Proceeds from sale of land and equipment	—	—	600
Increase in investments and advances to affiliates and partners	(500)	—	(581)
Release of restriction of segregated cash	556	—	3,195
Investment in Lorantis, net of acquired cash	—	29,742	—
Investment in Alteris, net of acquired cash	—	(2,208)	—
Purchase of marketable securities	(195,973)	(56,108)	(270,500)
Sales and maturities of marketable securities	154,386	121,999	242,573
Net cash provided by (used in) investing activities	(55,052)	84,113	(33,787)
Financing activities:
Cash received from sales of securities and exercise of stock options, net	134,930	31,061	31,850
Proceeds from sale of convertible subordinated notes, net	—	—	145,217
Repurchase of 4.50% convertible notes	—	—	(144,585)
Deferred offering costs—Celldex	—	—	(692)
Debt exchange costs	—	—	(100)
Principal payments under capital lease obligations	(27)	(9)	(78)
Net cash provided by financing activities	134,903	31,052	31,612
Effect of exchange rate differences on cash and cash equivalents	2,394	(492)	—
Net increase (decrease) in cash and cash equivalents	(56,091)	25,759	(8,155)
Cash and cash equivalents at beginning of period	90,602	64,843	72,998
Cash and cash equivalents at end of period	$34,511	$90,602	$64,843
Non-cash investing and financing activities:
Unrealized gain on investment in Genmab	$494,382	$—	$—
Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$414	$365	$3
Interest	$3,391	$5,717	$10,789

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
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

The Company’s financial statements consolidate all of its subsidiaries, including those that it controls and those in which it holds a majority voting interest. As of December 31, 2006, Medarex owns approximately 60% of the outstanding common stock of Celldex Therapeutics, Inc. (“Celldex”) (see Note 14). As of December 31, 2006, the Company has significant investments in Genmab A/S (“Genmab”) (see Note 10) and IDM Pharma, Inc. (“IDM Pharma”) (see Note 11). The Company’s operations constitute one business segment. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Marketable Securities and Long-Term Non-Marketable Investments

Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), these investments are classified as available-for-sale and are reported at fair value on the Company’s consolidated balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of shareholders’ equity. Under the Company’s accounting policy, a decline in the fair value of marketable securities is deemed to be “other than temporary” and such marketable securities are generally considered to be impaired if their fair value is less than the Company’s cost basis for more than six months, or some other period in light of the particular facts and circumstances surrounding the investment. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.

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

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

progress and development of technology and product platform, the per share value of subsequent financings, and potential strategic alternatives. Based on the information acquired through these sources, the Company records an investment impairment charge when it believes an investment has experienced a decline in value that is considered to be other than temporary.

The Company recorded investment impairment charges of $5.2 million, $0 and $0.2 million related to investments in partners whose securities are publicly traded for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, the Company recorded investment impairment charges of $0, $33.3 million and $7.1 million in partners whose securities are privately held for the years ended December 31, 2006, 2005 and 2004, respectively. Approximately $29.3 million and $7.1 million of investments impairment charges in partners whose securities are privately held for the years ended December 31, 2005 and 2004, respectively, related to the Company’s investment in Immuno-Design Molecules, S.A. (“IDM”) prior to its business combination with Epimmune, Inc. (“Epimmune”) (see Note 11).

Financial Instruments

The fair values of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities and convertible subordinated notes payable are not materially different from their carrying amounts as of December 31, 2006 and 2005. Receivables from partners are concentrated primarily in the pharmaceutical and biotechnology industries. Although the Company’s partners are concentrated primarily within these two industries, management considers the likelihood of material credit risk as remote.

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

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

equity method investees’ equity resulting from the additional equity raised is accounted for as an increase to capital in excess of par value under Accounting Principles Board (“APB”) Opinion No. 18 and Staff Accounting Bulletin (“SAB”) No. 51.

Asset Retirement Obligations

The Company has asset retirement obligations relating to one of its leased facilities.  This lease requires the Company restore the facility to its original condition at the end of the lease term.  The following summarizes the Company’s asset retirement obligation liability as of December 31:

	2006	2005
Asset retirement obligation at beginning of year	$2,690	$2,526
Liabilities incurred	77	-
Accretion expense	182	164
Asset retirement obligation at end of year	$2,949	$2,690

Foreign Currency Translation

Investments in foreign affiliates accounted for under the equity method have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board (“FASB”) Statement No. 52, Foreign Currency Translation. All asset and liability accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss). As of December 31, 2006 and 2005, the accumulated unrealized foreign exchange translation gain (loss) included in other comprehensive income was approximately $(3.1) million and $4.9 million, respectively.

Revenue Recognition

The Company receives payments from customers and partners from the sale of antibodies, for licenses to its proprietary technology for product development, for services and from the achievement of product development milestones. These payments are generally non-refundable and are reported as deferred revenue until they are recognizable as revenue. The Company follows the following principles in recognizing revenue:

•       Fees received from the licensing of the Company’s proprietary technologies for research and development performed by its customers and partners is recognized generally on a straight line basis over the term of the respective license period beginning after both the license period has begun and the technology has been delivered.

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

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

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

•       Revenues derived from reimbursements of costs associated with the development of product candidates are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”). According to the criteria established by EITF 99-19, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company believes it has met the criteria to record revenue for the gross amount of the reimbursements.

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

Stock-Based Compensation

The Company’s stock awards are governed by its 2005 Equity Incentive Plan, as amended (the “Plan”), which is described more fully in Note 7. Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”). Compensation expense was recognized in the consolidated statement of operations for those stock option grants under the Plan that had an exercise price which was less than the fair market value of the underlying common stock on the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“Statement No. 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation expense is recognized

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

in the financial statements on a prospective basis for (i) all share based payments granted prior to, but not vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (ii) share based payments granted on or subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). The grant date fair value of awards expected to vest is expensed on a straight line basis over the vesting periods of the related awards. Under the modified prospective transition method, results for prior periods are not restated.

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

Loss Contingencies and Litigation Reserves

The Company assesses potential losses in relation to legal proceedings and other pending or threatened legal or tax matters based upon the application of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. If a loss is considered probable and the amount can be reasonably estimated, the Company recognizes an expense for the estimated loss. If a loss is considered possible and the amount can be reasonably estimated, the Company discloses such loss if material. Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss or the amount thereof requires the exercise of considerable judgment, which is applied as of a certain date. Required reserves and estimates may change in the future due to new matters, developments in existing matters or if the Company determines to change its strategy with respect to any particular matter and such changes, if any, may be material.

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

	Year ended December 31
	2006	2005	2004
Convertible notes	10,936,935	10,936,935	29,161,546
Stock options	17,736,930	16,803,728	14,245,187
	28,673,865	27,740,663	43,406,733

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

3.                 Available for Sale Investments

Available for sale investments consist of the following as of December 31:

	2006				2005
	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds (included in cash and cash equivalents)	$19,447	—	—	$19,447	$62,315	—	—	$62,315
U.S. Treasury Obligations	36,028	44	(127)	35,945	41,938	—	(342)	41,596
U.S. Corporate Debt Securities	263,162	102	(1,049)	262,215	214,105	32	(1,851)	212,286
Equity Securities	6,771	52	—	6,823	11,940	—	(5,117)	6,823
Equity Securities—Genmab	—	494,382	—	494,382	—	—	—	—

$325,408	$494,580	$(1,176)	$818,812	$330,298	$32	$(7,310)	$323,020

Approximately $5.2 million was reclassified from accumulated other comprehensive income and recorded as an other than temporary investment impairment loss for the year ended December 31, 2006.

The Company’s available for sale U.S. Treasury Obligations and U.S. Corporate Debt Securities have the following maturities at December 31, 2006:

Due in one year or less	$58,311
Due after one year, less than five years	168,276
Due after five years	71,573

For the years ended December 31, 2006, 2005 and 2004, realized gains totaled $0, $3.3 million and $2.3 million, respectively, and realized losses totaled $0, $0 and $0, respectively. The cost of securities sold is based on the specific identification method.

Unrealized loss positions for which other-than-temporary impairments have not been recognized at December 31, 2006, is summarized as follows:

	Fair Value	Unrealized Loss
Purchased and held less than one year	$201,963	$(1,176)

Unrealized losses in the portfolio relate to various debt securities including U.S. treasury obligations, asset backed securities and corporate bonds. The unrealized losses relating to debt securities were primarily due to changes in interest rates. The Company has concluded that unrealized losses in its debt securities are not other-than-temporary as the Company has the ability to hold securities to maturity date or the recovery period.

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

4.                 Balance Sheet Detail

Other current assets consist of the following as of December 31:

	2006	2005
Interest and dividends receivable	$1,799	$1,893
Employee receivables	1,082	520
Prepaid insurance	2,176	2,067
Receivables from partners	10,356	22,416
Other	6,858	4,712
	$22,271	$31,608

Other assets consist of the following as of December 31:

	2006	2005
Deferred debt issuance costs, net of accumulated amortization of $1,776 in 2006 and $1,111 in 2005	$2,921	$3,586
Patents, net of accumulated amortization of $4,491 in 2006 and $3,571 in 2005	516	1,436
Acquired technology—Celldex, net of accumulated amortization of $146 in 2006 and $29 in 2005	1,150	1,267
	$4,587	$6,289

Accrued liabilities consist of the following as of December 31:

	2006	2005
Accrued construction and equipment costs	$285	$312
Accrued interest	450	450
Accrued compensation	10,720	8,206
Accrued research—3rd parties	346	895
Accrued license and royalty fees	659	3,143
Accrued professional fees	4,579	2,993
Due to Essex Chemical Corp.	667	667
Accrued clinical trial expenses	4,823	2,917
Accrued partner reimbursements	15,377	6,439
Other	4,344	3,349
	$42,250	$29,371

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

5.                 Taxes

The provision (benefit) for income taxes is as follows:

	Year ended December 31
	2006	2005	2004
Federal
Current	$—	$—	$—
Deferred	—	—	—
Total federal	—	—	—
State
Current	272	333	21
Deferred	—	—	—
Total state	272	333	21
Foreign
Current	164	25	10
Deferred	—	—	—
Total foreign	164	25	10
Total	$436	$358	$31

The current foreign tax provision relates to foreign withholding taxes. The current state tax provision is attributable to the New Jersey alternate minimum tax assessment.

A reconciliation of the provision for income taxes and the amount computed by applying the federal income rate of 34% to loss before provision for income tax is as follows:

	Year ended December 31
	2006	2005	2004
Computed at statutory rate	$(61,630)	$(50,202)	$(63,363)
State income taxes, net of federal tax effect	(10,573)	(8,594)	(10,832)
Minority interest—Celldex	(2,343)	(1,477)	—
In-process technology	—	359	1,836
Loss of foreign subsidiary	407	770	64
Foreign withholding taxes	108	17	7
Research and development credit carryforward benefit	(3,527)	(3,068)	(2,922)
Other	57	51	54
Other change in deferred tax valuation reserve	77,937	62,502	75,187
	$436	$358	$31

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

The components of deferred tax assets and liabilities consist of the following as of December 31:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$231,339	$180,029
Stock-based compensation	19,719	11,701
Accrued compensation	499	25
Research and development capitalized for tax purposes	4,217	4,217
Deferred revenue	45,705	38,835
Research credits	16,018	12,656
Impairment loss on investments	45,029	42,546
License fees capitalized for tax purposes	6,265	6,265
In-process technology capitalized for tax purposes	8,690	11,269
Accrued royalty	—	2,692
Cumulative effect—asset retirement obligation	332	332
Other	6,854	1,896
Total deferred tax assets	384,667	312,463
Deferred tax liabilities:
Unrealized gain from available for sale securities	200,273	—
Net deferred tax assets before valuation allowance	184,394	312,463
Valuation allowance	(184,394)	(312,463)
Net deferred tax assets	$—	$—

At December 31, 2006, approximately $28.5 million of gross deferred tax assets related to net operating loss (“NOL”) carryforwards representing tax benefits associated with the exercise of non-qualified stock options and the disqualifying disposition of stock acquired with incentive stock options. Such benefits, when realized, will be credited to additional paid-in capital.

At December 31, 2006, the Company had federal NOL carryforwards of approximately $561.6 million. The NOL carryforwards expire in 2007 ($4.0 million), 2008 ($5.5 million), 2009 ($7.6 million), 2010 ($6.4 million), 2011 ($7.0 million), 2012 ($9.6 million), 2018 ($23.9 million), 2020 ($13.7 million), 2021 ($19.2 million), 2022 ($87.6 million), 2023 ($109.8 million), 2024 ($94.4 million), 2025 ($47.0 million) and 2026 ($125.9 million). The Company determined that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred during 1998. The effect of the ownership change is the imposition of a $3.2 million annual limitation on the use of NOL carryforwards attributable to periods before the change. At December 31, 2006, the amount of NOL subject to the limitation was $42.3 million and the amount not subject to limitation was $519.3 million.

The Company had federal research tax credit carryforwards at December 31, 2006 of approximately $16.0 million which expire between 2007 and 2026. As a result of the 1998 ownership change under Section 382, the use of approximately $1.2 million of these carryforwards is subject to limitation.

At December 31, 2006, the Company had state NOL carryforwards of approximately $341.2 million. These NOL carryforwards will expire in varying amounts between 2007 and 2013.

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
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

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

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

As of December 31, 2006, the Company had 10,936,935 shares of common stock reserved for issuance pursuant to the conversion of the 2.25% Notes.

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

On August 25, 2006, the Company received a notice of default relating to the 2.25% Notes in the aggregate principal amount of $150.0 million due May 15, 2011. The notice of default under the Indenture governing the 2.25% Notes cited the Company’s failure to file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 as the basis for the notice of default. The notice of default further provided that if the Company did not file its June 30, 2006 Form 10-Q by October 24, 2006, an event of default under the Indenture would exist.

On October 4, 2006, the Company announced that it received the requisite consent to adopt the proposed amendments to the Indenture governing its 2.25% Notes, pursuant to a previously announced consent solicitation statement dated September 22, 2006 as supplemented by a supplement dated October 2, 2006. The Company and the trustee of the 2.25% Notes entered into a supplemental indenture effecting amendments to the Indenture. As consideration for the amendments to the Indenture and waiver of related defaults and events of defaults, the Company will no longer have the right to redeem the 2.25% Notes prior to May 15, 2010. At any time on or after May 15, 2010 and until May 14, 2011, the Company will have the right to redeem the 2.25% Notes in cash, in whole or in part, but only if the closing sale price of the Company’s common stock for at least 20 of the 30 consecutive trading days immediately prior to the day the Company gives notice of redemption is greater than 150% of the applicable conversion price on that date of the notice. The cash redemption price for the period from May 15, 2010 to May 14, 2011 will equal 100.3% of the principal amount of the 2.25% Notes to be redeemed plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

The increase in the fair value of the embedded conversion option resulting from the modification reduced the carrying amount of the 2.25% Notes by approximately $8.9 million in accordance with the provisions of EITF Issue No. 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments. The carrying amount of the 2.25% Notes will be increased to $150.0 million over the remaining life of the 2.25% Notes (through May 15, 2011). The total amount charged to interest expense for the year ended December 31, 2006 resulting from amortization of debt discount was approximately $0.5 million and is reflected in interest expense.

7.                 Shareholders’ Equity

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

Stock Compensation Plans

2005 Equity Incentive Plan

The Company’s equity awards are governed by the Plan. The purchase price of stock options under the Plan is determined by the Compensation and Organization Committee of the Board of Directors of the Company (the “Committee”). The term is fixed by the Committee, but no incentive stock option is exercisable after 10 years from the date of grant. Stock options generally vest over a four year period. At December 31, 2006, a total of 7,779,734 shares were available for future grants under the Plan.

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement No. 123(R), using the modified prospective transition method. Under the modified prospective transition method, compensation expense is recognized in the financial statements on a prospective basis for (i) all share based payments granted prior to, but not vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of  Statement No. 123, and (ii) share based payments granted on or subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). The grant date fair value of awards expected to vest is expensed on a straight line basis over the vesting periods of the related awards. Under the modified prospective transition method, results for prior periods are not restated.

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

The following table illustrates the impact of the adoption of Statement No. 123(R) on reported amounts:

	Year Ended December 31, 2006
	As reported	Impact of Adoption of Statement No. 123(R)
Net loss	$(181,701)	$(16,550)
Basic and diluted net loss per share	$(1.50)	(0.14)

Total stock based compensation expense of approximately $21.1 million for the year ended December 31, 2006 has been included in the consolidated statement of operations within research and development expenses ($9.5 million) and general and administrative expenses ($11.6 million). Included in total stock based compensation expense for the year ended December 31, 2006 is approximately $3.2 million associated with the modification of the vesting period of stock options for the Company’s former Chief Executive Officer and approximately $1.3 million primarily associated with the Company’s deferred compensation programs.

The following summarizes all stock option transactions for the Company under the Plan for the period from January 1, 2006 through December 31, 2006.

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	16,803,728	$8.47
Granted	2,254,994	$10.03
Exercised	(883,149)	$5.10
Canceled	(108,767)	$4.87
Forfeited	(329,876)	$8.35
Outstanding at January 1, 2006	17,736,930	$8.87	6.6 years	$120,083
Exercisable at end of period	11,608,725	$8.87	5.6 years	$85,976
Vested and unvested expected to vest at December 31, 2006	17,162,103	$8.86	6.6 years	$117,063

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 were $7.25, $7.95 and $2.99, respectively.

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

The following table sets forth the aggregate intrinsic value of options exercised and the aggregate grant date fair value of shares which vested during 2006, 2005 and 2004:

	2006	2005	2004
Aggregate intrinsic value of options exercised	$6,451	$4,106	$688
Aggregate grant date fair value of shares vested	$24,061	$20,728	$18,099

Cash proceeds from stock options exercised during the years ended December 31, 2006, 2005 and 2004 totaled $6.0 million, $4.5 million and $0.8 million, respectively.

The fair value of each option grant is estimated using the Black-Scholes option pricing method. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (generally 4 years). Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. In order to estimate the grant date fair value, option pricing models require the use of estimates and assumptions as to (i) the expected term of the option, (ii) the expected volatility of the price of the underlying stock, (iii) the risk free interest rate for the expected term of the option and (iv) pre-vesting forfeiture rates. The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior. The expected volatility of the price of the underlying stock is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant. Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures. The Company is currently using an estimated forfeiture rate of 13.7%. The following table sets forth the weighted average assumptions used to calculate the fair value of options granted for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Expected dividend yield	0%	0%	0%
Expected stock price volatility	82.8%	99.1%	55.0%
Risk free interest rate	4.62%	4.29%	3.60%
Expected life of options (years)	6.25	6.25	5.0

As of December 31, 2006, the total unrecognized compensation cost related to non-vested stock options was approximately $28.4 million. This cost is expected to be recognized over a weighted average period of 2.7 years.

Fair Value Disclosures—Prior to Adopting Statement No. 123(R)

Prior to January 1, 2006, the Company followed the disclosure-only provisions of Statement No. 123 and accordingly, accounted for equity awards pursuant to the recognition and measurement principles of APB No. 25 and related Interpretations, as permitted by Statement No. 123. Under APB No. 25, compensation expense was recognized in the consolidated statement of operations for some of the stock option grants under the Plan that had an exercise price which was less than the fair market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and net

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

loss per share for the years ended December 31, 2005 and 2004 had the Company applied the fair value recognition provisions of Statement No. 123.

	Year Ended
	December 31
	2005	2004
Net loss, as reported	$(148,012)	$(186,392)
Add: Non-cash employee compensation	1,890	3,047
Less: Total stock-based employee compensation expense determined under fair value method	(17,437)	(17,204)
Net loss, pro forma	$(163,559)	$(200,549)
Loss per share:
Basic and diluted, as reported	$(1.34)	$(2.29)
Basic and diluted, pro forma	$(1.48)	$(2.46)

Employee Stock Purchase Plan

In May 2002, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) which currently authorizes the issuance of 1,500,000 shares of its common stock pursuant to purchase rights granted to eligible employees of the Company. The ESPP provides a means by which employees purchase common stock of the Company through payroll deductions of up to 10% of their base compensation. In general, at the end of each of two purchase periods during the calendar year, the Company uses accumulated payroll deductions to purchase, on behalf of participating employees, shares of common stock at a price equal to the lower of 85% of the fair market value of a share of common stock (i) on the first day of the applicable ESPP offering period or (ii) at the end of each six month purchase period. Historically, the purchase periods under the ESPP have ended on June 30 and December 31 of each year. Prior to the December 31, 2006 purchase date, the Company terminated the then current offering and returned all employee contributions. Generally all employees, including executive officers, who work at least 20 hours per week and five months per year may participate in the ESPP. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the ESPP. During the years ended December 31, 2006, 2005 and 2004, 146,812, 234,254 and 176,625 shares of common stock were issued under the ESPP resulting in net proceeds to the Company of $0.9 million, $1.4 million and $1.1 million, respectively. As of December 31, 2006, the Company had reserved 619,372 shares of common stock for issuance pursuant to the ESPP, however, there was no active offering period as of such date.

8.                 Deferred Compensation

The Company maintains deferred compensation programs, under which each of the Company’s executive officers elected to have a portion of his bonuses, which were otherwise payable in cash, converted to restricted stock units representing shares of the Company’s common stock. Participants in the deferred compensation programs could elect to defer up to 50% of their respective bonuses. The number of restricted stock units awarded upon such conversion was determined by dividing (i) the amount of the bonus to be converted by (ii) the fair market value of the Company’s common stock on the grant date. Participants in the deferred compensation programs elected to defer receipt of the common stock portion of their bonuses until the earlier of three years from the grant date or the participant’s termination from the Company. The bonus portion deferred by each of the participants is matched on a 1:1 basis by the Company and 25% of the match is vested as of the respective grant dates. So long as a participant remains

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

employed by the Company, an additional 25% of the Company’s matching contribution vests on each anniversary of the respective grant dates for the next three years. All benefits under the deferred compensation programs are distributed in a single payment and will be paid exclusively in the form of shares of the Company’s common stock. The Company’s matching contribution was approximately $1.0 million, $0.5 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in the expense for the year ended December 31, 2006 is approximately $0.5 million associated with the accelerated vesting of the Company’s match for the Company’s former CEO.

9.                 Collaboration Agreements

Bristol-Myers Squibb Collaboration

In January 2005, the Company announced the closing of a collaboration and co-promotion agreement and a related securities purchase agreement with Bristol-Myers Squibb Co. (“BMS”), pursuant to which the Company and BMS each granted the other certain intellectual property licenses and product rights on a worldwide basis in order to enable the parties to collaborate in research and development of certain antibody-based product candidates for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by the Company to BMS of a license to commercialize ipilimumab, a fully human antibody product developed using the Company’s UltiMAb Human Antibody Development System®, that is antagonistic to cytotoxic T-lymphocyte antigen 4 (CTLA-4). Ipilimumab is currently under investigation for the treatment of a broad range of cancers and other diseases. The collaboration also includes the grant by the Company to BMS of a license to MDX-1379, a gp100 peptide vaccine, for use with ipilimumab for the treatment of metastatic melanoma.

As part of the collaboration, the two companies have committed to an initial multi-year budget of approximately $192.0 million to fund their development of ipilimumab as a potential treatment for a broad range of cancers. BMS will be responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of products intended solely for regulatory approval in the United States, and BMS will be fully responsible for all development efforts that relate solely to regulatory approval in Europe and other parts of the world. Approximately $15.0 million and $14.7 million of the Company’s revenue for the years ended December 31, 2006 and 2005 represented the reimbursement of 65% of the Company’s costs associated with the development of ipilimumab recorded in accordance with EITF 99-19. The Company’s 35% share of the BMS development costs for the years ended December 31, 2006 and 2005 was approximately $23.3 million and $6.4 million.

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

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

The Company determined that all elements under the collaboration and co-promotion agreement should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). In accordance with SAB No. 104 (Topic 13, Revenue Recognition), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. As the Company has continuing obligations under the collaboration and co-promotion agreement, and as significant development risk remains, the Company recorded the $25.0 million upfront fee as deferred revenue and the Company is recognizing this amount over the enforceable term of the technology sublicensed to BMS under the collaboration and co-promotion agreement of approximately 11 years, as well as the technology and know-how to be delivered in connection therewith.

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

Pfizer

In September 2004, the Company entered into a series of agreements with Pfizer, Inc. (“Pfizer”) The first agreement amended the Company’s existing collaborative research and license and royalty agreements with Pfizer to provide for the discovery and development of up to 50 antibody products over ten years. The second and third agreements were a sublicense from the Company to Pfizer and a cross-license of certain patents and patent applications solely relating to the companies’ respective anti-CTLA-4 antibody programs. The fourth agreement was a stock purchase agreement also related to the anti-CTLA-4 programs. Pursuant to certain of these agreements, Pfizer made a total initial cash payment to the Company of $80.0 million and purchased 4,827,808 unregistered shares of the Company’s common stock at a purchase price equal to $6.21 per share for an aggregate purchase price of $30.0 million. The purchase price represented a small premium to market price at the time the Company entered into the collaboration.

The Company accounts for revenue arrangements that include multiple deliverables in accordance with EITF 00-21. The Company has concluded that because the Pfizer collaboration contains multiple deliverables (licenses to technology and research services) EITF 00-21 applies. The Company considers the arrangement with Pfizer to be a single unit of accounting under EITF 00-21 for purposes of recognizing the initial $80.0 million payment. For the years ended December 31, 2006, 2005 and 2004, the Company recognized $10.5 million, $9.3 million and $2.6 million of revenue under the agreements with Pfizer.

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

MedImmune

In November 2004, the Company entered into an exclusive license and collaboration agreement with MedImmune, Inc. to develop antibodies targeting inteferon-alpha and the type I inteferon receptor 1. The collaboration focuses on two fully human antibodies, MEDI-545 (previously known as MDX-1103) and MDX-1333, that are currently in clinical and preclinical development, respectively, by MedImmune for the treatment of autoimmune diseases.

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

10.          Transactions with Genmab

In August 2000, the Company entered into a binding memorandum of understanding, or the Genomics Agreement, with Genmab, pursuant to which the Company granted Genmab rights to market its transgenic mouse technologies for multi-target (five or more targets) genomics partnerships to certain pharmaceutical and biotechnology companies whose headquarters are located in Europe.

The Genomics Agreement had an initial term of five years with a right exercisable by Genmab to extend the term for an additional two years. The initial term of the agreement expired in August 2005 and was not extended. For each year of the agreement, the Company received $2.0 million per year from Genmab. At Genmab’s option, these amounts were paid in either cash or capital stock. During the years ended December 31, 2006, 2005 and 2004, the Company recognized $0, $1.3 million and $2.0 million, respectively, of revenue from this agreement.

As of January 1, 2004, the Company owned approximately 32.0% of the outstanding stock of Genmab.

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

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

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

On February 1, 2006, Genmab completed the private placement of 5.75 million shares of its stock. As a result of this private placement, the Company’s ownership percentage of Genmab was reduced to approximately 18.9%. As a result of a decrease in the Company’s ownership below 20%, on February 1, 2006 the Company began accounting for its investment in Genmab as a marketable security in accordance with SFAS No. 115. Accounting for the Company’s investment in Genmab as a marketable security in accordance with SFAS No. 115 resulted in an unrealized gain of approximately $494.4 million as of December 31, 2006. Such unrealized gain is also included within accumulated other comprehensive income classified within shareholders’ equity in the December 31, 2006 consolidated balance sheet.

In addition, the Company recorded a non-cash gain on loss of significant influence in Genmab for the year ended December 31, 2006 of $3.2 million in accordance with FASB Staff Position APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence (FSP APB 18-1). As a result of Genmab’s private placement of 5.75 million shares of its stock in February 2006 and the corresponding reduction of the Company’s ownership percentage below 20%, the Company’s net foreign translation gains of approximately $5.4 million associated with its investment in Genmab and reflected in accumulated other comprehensive income as December 31, 2005 was first offset against the remaining carrying value of its investment in Genmab ($2.2 million) reducing the Company’s investment in Genmab to zero with the remaining balance ($3.2 million) recorded as a non-cash gain in the consolidated statement of operations for the year ended December 31, 2006.

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

The Company’s Interim President and Chairman of the Board of Directors was also on the board of directors of Genmab as of December 31, 2006 and resigned from Genmab’s board of directors effective January 31, 2007.

As of December 31, 2006, the market value of the Company’s investment in Genmab was approximately $494.4 million.

11.          Transactions with Immuno-Designed Molecules S.A. (“IDM”)

On August 16, 2005 Epimmune, Inc. and IDM announced the completion of their previously announced business combination. In connection with the business combination all of the Company’s Class A (503,400 shares), Class B (713,576 shares) and (192,278) units of IDM were converted into approximately 2.6 million shares of common stock of the combined entity, IDM Pharma, Inc. (“IDM Pharma”), a publicly traded company. As of December 31, 2006 and 2005, the Company’s investment in IDM Pharma is included within marketable securities in the Company’s consolidated balance sheet.

12.          Commitments and contingencies

The Company is obligated under non-cancelable operating leases for laboratory, production and office space in New Jersey and California. These leases expire on various dates between September 2008 and February 2013. The Company is also obligated under certain research and license agreements. A summary of the Company’s commitments as of December 31, 2006 is as follows:

	2007	2008	2009	2010	2011	2012
Operating leases	$2,979	$3,105	$3,040	$2,361	$2,373	$551
Research funding	3,409	1,560	60	60	—	—
Total	$6,388	$4,665	$3,100	$2,421	$2,373	$551

The Company incurred rent expense of $4.1 million in 2006, $4.0 million in 2005 and $3.9 million in 2004.

The Company has secured a bank letter of credit pursuant to the requirements of its Annandale, New Jersey lease. This letter of credit in the amount of $1.3 million is fully cash collateralized and the cash is categorized as segregated securities in the consolidated balance sheets.

Contingencies

Kirin Collaboration

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

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

to the KM-Mouse and other antibody-generating mice. In addition, each of the cross-licenses granted under the Collaboration and License Agreement are subject to certain license, milestone and royalty payments by each party to the other.

Through December 31, 2006, the Company has not made any milestone payments to Kirin. However, approximately $2.8 million has been paid to Kirin as of December 31, 2006 representing a payment due Kirin as a result of the Company’s collaboration with Pfizer. Based on a total of four products the Company is developing, which use or the Company believes may use Kirin technology and that (i) are currently in clinical trials, or (ii) the Company anticipates may enter clinical trials through the end of 2008, the Company may be required to make milestone payments to Kirin aggregating up to approximately $17.0 million with respect to such products, or a maximum of approximately $4.25 million per product. The Company’s future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

Whether the Company may be obligated to make milestone payments to Kirin in the future is subject to the success of its efforts with respect to products the Company or its partners are developing that utilize the Kirin technology and, accordingly, is inherently uncertain.

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

Other Contingent Arrangements

The Company has entered into a number of other agreements that contain in-licenses of third-party technology (in addition to Kirin) which may be used together with the Company’s own platform technologies for the generation, development and/or manufacture of its antibody products. In addition, the Company has entered into other third-party agreements that contain in-licenses associated with antibody products that target specific antigens. Many of these agreements contain milestones payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

pre-commercialization events occur. Not all of the Company’s products currently under development trigger such milestone payments. Through December 31, 2006, the Company had made milestone payments under these agreements of approximately $0.3 million. In addition, under the agreements the Company currently has in place (other than with Kirin), based on a total of nine products the Company is developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which the Company anticipates may enter clinical trials before the end of 2008, the Company may be obligated to make future milestone payments aggregating up to approximately $59.6 million with respect to such products. In general, potential milestone payments for antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these milestone payments per product include:

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

Stock Option Grant Practices

In conjunction with the review of the Company’s stock option grant practices, the Company has also evaluated the related tax issues to determine if the Company may be subject to additional tax liability as a result of the matters under review. In addition, due to revision of measurement dates, certain stock options that were previously treated as incentive stock options may not actually qualify for such treatment and may be treated as non-statutory stock options. Accordingly, the Company may be subject to fines and/or penalties relating to the tax treatment of such stock options. While the Company believes that its accrual for additional tax liabilities associated with the matters under review is appropriate under the circumstances, it is possible that additional liabilities exist and the amount of such additional liabilities could be material.

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

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

Derivative Shareholder Lawsuits

In June 2006, two derivative actions relating to the Company’s historical stock option granting practices were filed in New Jersey state court by shareholders purporting to act on behalf of Medarex, naming Medarex as a nominal defendant and certain current and former directors as defendants. In November 2006 and January 2007, three additional derivative complaints were filed in the United States District Court for the District of New Jersey, containing nearly identical factual allegations concerning Medarex’s historical stock option granting practices. The complaints allege, among other things, that certain of Medarex’s officers and directors breached their fiduciary duties to the Company and violated federal securities laws in connection with public statements made in SEC filings relating to the Company’s historical stock option granting practices and related accounting. The complaints seek unspecified damages and equitable relief. These actions are in their preliminary stages. We could be required to pay significant legal fees and damages in connection with this litigation.

The Company is unable to reasonably estimate any possible range of loss or liability associated with the stock option inquiry and/or derivative suits due to their uncertain resolution.

In addition to the proceedings described above, in the ordinary course of its business, the Company is at times subject to various legal proceedings. The Company does not believe that any of the currently pending ordinary course legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

13.          Segment Information

The Company is an integrated monoclonal antibody-based company with antibody discovery, development and clinical manufacturing capabilities. The operations of the Company and its subsidiaries constitute one business segment.

Revenue from partners representing 10% or more of total revenues for the years ended December 31, 2006, 2005 and 2004 is as follows:

Partners	2006	2005	2004
BMS	37%	34%	4%
Genmab	3%	8%	26%
Pfizer	21%	18%	20%

14.            Celldex Therapeutics, Inc.

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

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

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

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

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

15.          Acquisition of Ability Biomedical Corporation

On August 5, 2004, the Company completed the acquisition of all of the outstanding capital stock not already owned by the Company of Ability Biomedical Corporation, a privately held Canadian biotechnology company (“Ability Biomedical”). Pursuant to such acquisition, the Company acquired Ability Biomedical’s intellectual property related to IP-10, a protein believed to be associated with a variety of immune disorders, including multiple sclerosis, rheumatoid arthritis, inflammatory bowel disease, chronic obstructive pulmonary disease and type I diabetes.

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

Upon achievement of certain development milestones with respect to the Company’s anti-IP-10 antibody program, but no later than September 4, 2007, the Company may be required to pay the former shareholders of Ability Biomedical an additional amount of approximately $3.65 million subject to an interest component in cash and/or common stock subject to fluctuations in currency exchange rates. In lieu of such additional payment, the Company also has the option to revert to the original joint collaboration agreement with the former shareholders of Ability Biomedical whereby each party would be responsible for 50% of the costs associated with the anti-IP-10 antibody.

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

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

16.          Employee Benefit Plans

Employee Savings Plan

The Company maintains a 401(k) savings plan. Employees may contribute up to 50% of their annual salaries up to a maximum dollar value permitted by the Internal Revenue Service. The Company may make matching contributions of up to 4% of a participant’s annual salary. During 2006, 2005 and 2004, the Company made contributions to the plan totaling $1.0 million, $0.7 million and $0.6 million, respectively.

17.          Subsequent Events

On February 16, 2007, the Company completed the sale of 2,578,500 shares of Genmab through a block trade. The Company received net proceeds of approximately $152.1 million from such block trade. As a result of this transaction, the Company’s ownership percentage in Genmab was reduced to approximately 10.8%.

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

18.          Quarterly Financial Information—Unaudited

The following tables set forth a summary of the Company’s consolidated statements of operations for each of the quarterly periods in the years ended December 31, 2006 and 2005:

2006

	March 31,	June 30,	September 30,	December 31,
Revenues:
Contract and license revenues	$8,230	$5,785	$6,347	$6,374
Sales, contract and license revenues from Genmab	392	391	375	395
Reimbursement of development costs	4,455	5,631	5,714	4,557
Total revenues	13,077	11,807	12,436	11,326
Costs and expenses:
Research and development	45,939	48,036	48,350	52,187
General and administrative	9,518	10,158	15,451	16,801
Total costs and expenses	55,457	58,194	63,801	68,988
Operating loss	(42,380)	(46,387)	(51,365)	(57,662)
Equity in net loss of affiliate	(1,037)	—	—	—
Interest and dividend income	3,251	4,585	4,841	4,675
Impairment loss on investments in partners	—	—	—	(5,170)
Interest expense	(1,055)	(1,056)	(1,055)	(1,543)
Minority interest—Celldex	1,607	1,499	1,675	2,110
Non-cash gain on loss of significant influence in Genmab	3,202	—	—	—
Loss before provision for income taxes	(36,412)	(41,359)	(45,904)	(57,590)
Provision for income taxes	222	62	37	115
Net loss	$(36,634)	$(41,421)	$(45,941)	$(57,705)
Basic and diluted net loss per share	$(0.33)	$(0.34)	$(0.37)	$(0.46)
Weighted average common shares outstanding—basic and diluted	112,213	122,187	124,555	124,593

Basic and diluted net loss per share are computed independently for each of the quarters presented. Therefore, the sum of basic and diluted net loss per share information may not equal annual basic and diluted net loss per share.

MEDAREX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004
(Dollars in thousands, unless otherwise indicated, except share data)

2005

	March 31,	June 30,	September 30,	December 31,
Revenues:
Contract and license revenues	$5,932	$10,208	$6,479	$7,607
Sales, contract and license revenues from Genmab	600	1,508	1,142	817
Reimbursement of development costs	1,979	6,821	3,045	5,317
Total revenues	8,511	18,537	10,666	13,741
Costs and expenses:
Research and development	29,395	36,015	31,247	40,282
General and administrative	5,914	6,369	6,396	10,289
Acquisition of in-process technology	—	—	—	8,447
Total costs and expenses	35,309	42,384	37,643	59,018
Operating loss	(26,798)	(23,847)	(26,977)	(45,277)
Equity in net loss of affiliate	(1,657)	—	(1,816)	(2,850)
Interest and dividend income	2,508	2,722	6,233	3,277
Impairment loss on investments in partners	(20,264)	(9,001)	—	(4,082)
Interest expense	(1,075)	(1,052)	(1,053)	(1,053)
Minority interest—Celldex	—	—	—	4,410
Loss before provision for income taxes	(47,286)	(31,178)	(23,613)	(45,575)
Provision for income taxes	58	138	90	72
Net loss	$(47,344)	$(31,316)	$(23,703)	$(45,647)
Basic and diluted net loss per share	$(0.44)	$(0.28)	$(0.21)	$(0.41)
Weighted average common shares outstanding—basic and diluted	106,999	111,059	111,406	111,688

Basic and diluted net loss per share are computed independently for each of the quarters presented. Therefore, the sum of basic and diluted net loss per share information may not equal annual basic and diluted net loss per share.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Genmab A/S:

In our opinion, the consolidated statements of operations, shareholders’ equity and cash flows (not presented herein) present fairly, in all material respects, the results of operations of Genmab A/S and its subsidiaries (a development stage company) and their cash flows for the year ended December 31, 2004 and, cumulatively, for the period from June 11, 1998 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

 Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.                Controls and Procedures

Special Investigation Committee Review into Stock Option Grant Practices and Restatement

In June 2006, the Company’s Board of Directors initiated an investigation of the Company’s stock option grant practices from 1996 through June 30, 2006 (the “Investigation”), which was conducted by the Special Investigation Committee.

As a result of the Investigation, the Company restated its beginning accumulated deficit as of January 1, 2003 and restated its consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, which are included in its amended Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

From July 2002 through 2005, the Company implemented improvements to procedures and processes to provide greater internal control over the equity award granting and administration function in compliance with the Sarbanes-Oxley Act of 2002 (or SOX). These improvements included:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2006.

Our independent registered public accounting firm have issued an attestation report on our management’s assessment of our internal control over financial reporting as stated in their report which follows.

Changes in Internal Controls Over Financial Reporting:   Such evaluation did not identify any significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Medarex, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A that Medarex, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medarex, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Medarex, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Medarex, Inc. maintained, in all respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medarex, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 28, 2007 expresses an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
MetroPark, New Jersey
February 28, 2007

Item 9B. Other Information

None

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance of the Registrant

Identification of Directors and Executive Officers

The information required by this Item, including procedures for recommending directors, will be reported in our definitive Proxy Statement for the Annual Meeting of Shareholders which we expect will be filed on or before April 27, 2007, or the Proxy Statement, under the heading “Proposal 1—Election of Directors,” and is incorporated herein by reference.

Audit Committee

Information concerning our Audit Committee and Financial Expert will be reported in the Proxy Statement, under the heading “Proposal 1—Election of Officers” and is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

The information required by this Item will be reported in the Proxy Statement under the heading “Ownership of Company Stock—Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Standards of Integrity

The Company has adopted the Standards of Integrity, our code of ethics, or the Code, which applies to all directors, officers and employees. The Code is available at our website at www.medarex.com. If the Company makes any substantive amendments to the Code or grants any waiver from the Code to any director or executive officer, the Company will promptly disclose the nature of the amendment or waiver on its website at the address provided above.

Item 11.                 Executive Compensation

The information required by this Item will be reported in the Proxy Statement under the headings “Proposal 1—Election of Directors—Executive Compensation,” and “Proposal 1—Election of Directors—Director Compensation,” and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item will be reported in the Proxy Statement under the headings “Proposal 1—Election of Directors—Security Ownership,” “Equity Compensation Plan Information” and “Equity Compensation Plans Not Approved by Shareholders,” and is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be reported in the Proxy Statement under the heading “Proposal 1—Election of Officers—Certain Relationships and Related Transactions, and Director Independence,” and is incorporated herein by reference.

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
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2006 and 2005.
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.
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

(a).3.	Exhibits.
2.1(1)	Certificate of Merger, dated June 15, 1989, including Plan of Merger.
2.3(28)	Amended and Restated Agreement and Plan of Reorganization among the Registrant, Medarex Acquisition Corp. and GenPharm International, Inc., dated as of May 5, 1997, together with Exhibits thereto.
3.1(56)	Restated Certificate of Incorporation of the Registrant.
3.2(64)	Amended and Restated By-laws of the Registrant.
4.1(1)	Form of Specimen of Common Stock Certificate.
4.2(74)	Form of Rights Agreement (including Form of Rights Certificate).
4.3(75)	Indenture dated as of May 3, 2004 between Registrant and Wilmington Trust Company, as trustee.
4.4(76)	Registration Rights Agreement dated as of May 3, 2004 by and among Registrant, Goldman, Sachs & Co. and J.P. Morgan Securities, Inc.
4.5(3)	First Supplemental Indenture dated October 4, 2006 among Registrant and Wilmington Trust Company as trustee.
10.3(1)†	1991 Employee Stock Option Plan.
10.29(2)†	Employment Agreement between the Registrant and Dr. Donald L. Drakeman, dated January 5, 2004.
10.30(77)†	Employment Agreement between the Registrant and Dr. Nils Lonberg, dated January 5, 2004.
10.31(77)†	Employment Agreement between the Registrant and W. Bradford Middlekauff, dated January 5, 2004.
10.32(77)†	Employment Agreement between the Registrant and Dr. Geoffrey M. Nichol, dated January 5, 2004.
10.33(77)†	Employment Agreement between the Registrant and Dr. Ronald A. Pepin, dated January 5, 2004.

10.34(77)†	Employment Agreement between the Registrant and Christian S. Schade, dated January 5, 2004.
10.40(77)†	Form of Employee Incentive Stock Option Agreement.
10.41(77)†	Form of Employee Nonqualified Stock Option Agreement.
10.42(77)†	Form of Non-Employee Director Nonqualified Stock Option Agreement.
10.51(8)†	1992 Employee Stock Option Plan.
10.52(10)	Lease of Registrant’s Laboratory Facility (Annandale, New Jersey).
10.53(11)	Amendment to Lease of Registrant’s Laboratory Facility (Annandale, New Jersey).
10.61(9)†	1995 Stock Option Plan.
10.73(23)**	Release and Settlement Agreement, dated March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan Tobacco, Inc. and GenPharm International, Inc.
10.74(24)**	Cross License Agreement, effective as of March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan Tobacco, Inc. and GenPharm International, Inc.
10.75(25)**	Interference Settlement Procedure Agreement, effective as of March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan Tobacco, Inc. and GenPharm International, Inc.
10.84(36)**	Shareholders Agreement dated February 25, 1999, among Medarex, Inc., GenPharm International, Inc., BankInvest, BI Asset Management, Fondsmaeglerselskab A/S and certain other investors.
10.85(37)**	Evaluation and Commercialization Agreement dated as of February 25, 1999, among Medarex, Inc., GenPharm International, Inc. and Genmab.
10.86(30)†	Medarex, Inc. Executive Deferred Savings Plan.
10.87(39)	Agreement of Lease dated July 7, 1999, between McCarthy Associates Limited and the Registrant.
10.88(40)†	Medarex, Inc. 1997 Stock Option Plan.
10.89(41)†	Medarex, Inc. 1999 Stock Option Plan.
10.104(57)†	Medarex, Inc. 2000 Stock Option Plan.
10.105(58)†	Medarex, Inc. 2000 Non-Director/Officer Employee Stock Option Plan.
10.106(59)†	Medarex, Inc. 2001 Non-Director/Officer Employee Stock Option Plan.
10.107(60)†	Medarex, Inc. 2001 Stock Option Plan.
10.108(61)†	Medarex, Inc. 2002 Employee Stock Purchase Plan.
10.109(62)†	Medarex, Inc. 2002 New Employee Stock Option Plan.
10.110a(65)†	Medarex, Inc. 2004 New Employee Stock Option Plan.
10.110b(63)**	Collaboration and License Agreement, dated September 4, 2002, between the Registrant, GenPharm International, Inc. and Kirin Brewery Co., Ltd.
10.111(79)†	Medarex, Inc. 2004 Restricted Stock Unit Award and Deferred Compensation Program, as amended.
10.112(80)†	Medarex, Inc. Second 2004 Restricted Stock Unit Award and Deferred Compensation Program, as amended.
10.113(66)**	License Agreement dated September 15, 2004, between the Registrant and Pfizer, Inc.
10.114(67)**	Cross-License Agreement dated September 15, 2004 between the Registrant and Pfizer, Inc.
10.115(68)**	License and Royalty Agreement dated April 4, 2003, between the Registrant and Pfizer, Inc.

10.116(69)**	Collaborative Research Agreement dated April 4, 2003 between the Registrant and Pfizer, Inc.
10.117(70)**	Amendment No. 1 dated September 15, 2004 between the Registrant and Pfizer, Inc.
10.118(71)	Securities Purchase Agreement dated September 15, 2004 between the Registrant and Pfizer, Inc.
10.119(72)**	Collaboration and Co-Promotion Agreement dated November 7, 2004, between the Registrant and Bristol-Myers Squibb Company.
10.120(73)	Securities Purchase Agreement dated November 7, 2004 between the Registrant Bristol-Myers Squibb Company.
10.121(78)†	Medarex, Inc. 2005 Equity Incentive Plan, as amended.
10.122(81)†	Letter Agreement between Registrant and Donald L. Drakeman dated November 5, 2006.
10.123(82)†	Agreement between Registrant and Irwin Lerner dated December 20, 2006.
10.124(83)†	Agreement between Registrant and Christian S. Schade dated December 20, 2006.
10.125(84)†	Agreement between Registrant and W. Bradford Middlekauff dated December 20, 2006.
10.126(85)†	Agreement between Registrant and Nils Lonberg dated December 20, 2006.
10.127(86)†	Agreement between Registrant and Ronald A. Pepin dated December 20, 2006.
10.128(87)†	Agreement between Registrant and Charles Schaller dated December 20, 2006.
10.129(88)†	Agreement between Registrant and Julius A. Vida dated December 20, 2006.
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of PriceWaterhouseCoopers.
24	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

       (1) Incorporated by reference to the identically numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-39956) filed on April 12, 1991.

       (2) Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Statement on Form S-3, as Amended (File No. 333-108325) filed on January 30, 2004.

       (3) Incorporated by referenced to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2006.

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

(78) Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on January 20, 2006.

(79) Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on January 20, 2006.

(80) Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on January 20, 2006.

(81) Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 6, 2006.

(82) Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 28, 2006.

(83) Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 28, 2006.

(84) Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on December 28, 2006.

(85) Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on December 28, 2006.

(86) Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on December 28, 2006.

(87) Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on December 28, 2006.

(88) Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on December 28, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on  February 28, 2007.

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

Principal Executive Officer and Director:
Chairman of the Board, Interim President	/s/ IRWIN LERNER	Date: February 28, 2007
and Chief Executive Officer	Irwin Lerner
Principal Financial and Accounting Officer	/s/ CHRISTIAN S. SCHADE	Date: February 28, 2007
Senior Vice President and	Christian S. Schade
Chief Financial Officer
Directors:	/s/ PATRICIA M. DANZON	Date: February 26, 2007
Patricia M. Danzon
	/s/ ROBERT C. DINERSTEIN	Date: February 26, 2007
Robert C. Dinerstein
	/s/ ABHIJEET J. LELE	Date: February 24, 2007
Abhijeet J. Lele
	/s/ RONALD J. SALDARINI	Date: February 24, 2007
Ronald J. Saldarini

/s/ CHARLES R. SCHALLER	Date: February 25, 2007
Charles R. Schaller
/s/ JULIUS A. VIDA	Date: February 26, 2007
Julius A. Vida