Form 10-Q
period 2007-03-31
MEDAREX INC
filed 2007-05-07
CIK 874255

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check ☒ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2007
Common Stock, $.01 par value	125,947,602

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$71,601	$34,511
Marketable securities	385,421	304,983
Marketable securities - Genmab	—	150,000
Prepaid expenses and other current assets	23,152	22,271
Total current assets	480,174	511,765

Property, buildings and equipment:
Land	6,780	6,780
Buildings and leasehold improvements	85,621	85,123
Machinery and equipment	62,234	61,076
Furniture and fixtures	5,044	5,025

	159,679	158,004

Less accumulated depreciation and amortization	(77,600)	(73,663)
	82,079	84,341

Marketable securities - Genmab	290,566	344,382
Investments in, and advances to, other partners	8,239	8,141
Segregated cash	1,477	1,477
Other assets	4,162	4,587
Total assets	$866,697	$954,693

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$4,283	$7,154
Accrued liabilities	41,271	42,250
Deferred contract revenue - current	23,912	21,032
Total current liabilities	69,466	70,436

Deferred contract revenue - long-term	91,053	94,115
Other long-term liabilities	3,780	3,689
2.25% Convertible senior notes due May 15, 2011	142,062	141,581
Minority interest	3,048	4,699

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized;
125,046,788 shares issued and 125,012,948 outstanding
at March 31, 2007 and 124,288,191 shares issued and 124,244,059 outstanding
shares outstanding at December 31, 2006	1,250	1,243
Capital in excess of par value	1,115,785	1,107,487
Treasury stock, at cost 33,840 shares in 2007 and 44,132 shares in 2006	(85)	(111)
Accumulated other comprehensive income	293,727	495,208
Accumulated deficit	(853,389)	(963,654)

Total shareholders’ equity	557,288	640,173
Total liabilities and shareholders’ equity	$866,697	$954,693

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006

Contract and license revenues	$5,914	$8,230
Contract and license revenues from Genmab	1,084	392
Reimbursement of development costs	4,541	4,455
Total revenues	11,539	13,077

Costs and expenses:
Research and development	47,022	45,939
General and administrative	11,302	9,518
Total costs and expenses	58,324	55,457
Operating loss	(46,785)	(42,380)

Equity in net loss of affiliate	—	(1,037)
Interest and dividend income	4,799	3,251
Gain on sale of Genmab stock	152,143	—
Interest expense	(1,541)	(1,055)
Minority interest - Celldex	1,651	1,607
Non-cash gain on loss of significant influence in Genmab	—	3,202
Income (loss) before provision for income taxes	110,267	(36,412)
Provision for income taxes	2	222
Net income (loss)	$110,265	$(36,634)

Net income (loss) per share:
— basic	$0.88	$(0.33)
— diluted	$0.80	$(0.33)

Weighted average number of common
shares outstanding
— basic	124,690	112,213
— diluted	140,144	112,213

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2007	2006

Operating activities:
Net income (loss)	$110,265	$(36,634)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,626	3,352
Amortization	592	545
Stock based compensation and vesting of restricted stock units	3,952	4,247
Non cash revenue	—	(1,339)
Non-cash gain on loss of significant influence in Genmab	—	(3,202)
Equity in net loss of Genmab	—	1,037
Gain on sale of Genmab stock	(152,143)	—
Minority interest - Celldex	(1,651)	(1,607)
Changes in operating assets and liabilities
Other current assets	(881)	874
Trade accounts payable	(2,530)	(1,531)
Accrued liabilities	(217)	3,760
Deferred contract revenue	(182)	(2,855)
Net cash used in operating activities	(39,169)	(33,353)

Investing activities:
Purchase of property and equipment	(1,923)	(1,742)
Proceeds from sale of Genmab stock, net	152,143	—
Purchase of marketable securities	(115,053)	—
Sales and maturities of marketable securities	37,534	47,292
Net cash provided by investing activities	72,701	45,550

Financing activities:
Cash received from sales of securities and exercise of stock options, net	3,578	2,635
Principal payments under capital lease obligations	(7)	(5)
Net cash provided by financing activities	3,571	2,630
Effect of exchange rate differences on cash and cash equivalents	(13)	466
Net increase in cash and cash equivalents	37,090	15,293
Cash and cash equivalents at beginning of period	34,511	90,602
Cash and cash equivalents at end of period	$71,601	$105,895

Non-cash investing and financing activities:
Unrealized gain on investment in Genmab	$—	$232,511

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$22	$163
Interest	$—	$—

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

1.              Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Medarex, Inc. and its subsidiaries (collectively, the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods ended March 31, 2007 and 2006.

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

The consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.  The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto, which are contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC.

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

Net Income (Loss) per Share

Basic and diluted net income (loss) per share are computed in accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 128, Earnings per Share. Basic net income (loss) per share is based upon the number of weighted average shares of common stock outstanding. Diluted net income (loss) per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock during the three month period ended March 31, 2007, which are included under the treasury stock method, as well as the assumed conversion of convertible senior notes. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three month period ended March 31, 2006, as their effect is antidilutive.  A summary of such potentially dilutive securities is as follows:

The following table sets forth the computation of basic and diluted income per share for the three months ended March 31, 2007:

Income (Numerator):
Net income for basic income per share	$110,265
Adjustment for interest expense on convertible notes	1,491
Income for diluted income per share	$111,756

Shares (Denominator):
Weighted average shares for basic income per share	124,690,194
Effect of dilutive securities (stock options)	4,516,670
Effect of convertible notes, after assumed conversion	10,936,935
Weighted average shares for diluted income per share	140,143,799

Basic income per share	$0.88
Diluted income per share	$0.80

The following table sets forth potential shares of common stock that would be issued if all of the convertible notes were converted to common stock and all of the outstanding stock options were exercised, without regard to whether the convertible notes or outstanding stock options were “in the money”.  These potential shares of common stock are not included in the computation of diluted net loss per share for the three months ended March 31, 2006 because to do so would be antidilutive.

Convertible notes	10,936,935
Outstanding stock options	16,513,709
27,450,644

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

The Company recorded no impairment charges related to investments in partners whose securities are publicly traded for the three month periods ended March 31, 2007 and 2006.  The Company recorded no impairment charges in partners whose securities are privately held for the three month periods ended March 31, 2007 and 2006.  If the Company deems any of its investments to be further impaired at the end of any future period, it may incur additional impairment charges on these investments.

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

•                  Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, or the residual method if the fair value of the undelivered element is the only element with determinable fair value and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

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

•                  Revenue from sales of antibodies to partners in the United States and overseas is recognized when the antibodies are shipped and the Company has no further obligations related to the development of the antibodies.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company has adopted FIN 48 as of January 1, 2007, as required and determined that the adoption of  FIN 48 did not have a material impact on the Company’s financial position and results of operations.  The Company did not recognize interest or penalties related to income tax during the three months ended March 31, 2007 or 2006 and did not accrue for interest or penalties as of March 31, 2007 or December 31, 2006.  The Company does not have an accrual for uncertain tax positions as of March 31, 2007 or December 31, 2006.  Tax returns for all years 2000 and thereafter are subject to future examination by tax authorities.

2.              Investments in Genmab

As a result of a series of transactions, including an initial public offering by Genmab of its ordinary shares in October 2000, the Company owned an approximate 22.2% interest in Genmab as of December 31, 2005.

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

On February 17, 2007, the Company completed the sale of 2,578,500 shares of Genmab through a block trade.  The Company received net proceeds of approximately $152.1 million from this sale resulting in a realized gain of approximately $152.1 million as the Company’s cost basis for these shares was zero.  As a result of this transaction, the Company’s ownership in Genmab was reduced to approximately 10.8%.

3.              Equity-Based Compensation

The Company’s stock awards are governed by its 2005 Equity Incentive Plan, as amended (the “Plan”).  The exercise price of stock options under the Plan is determined by the Compensation and Organization Committee of the Board of Directors of the Company (the “Committee”).  The term is fixed by the Committee, but no incentive stock option is exercisable after 10 years from the grant date.  Stock options generally vest over a four year period. As of March 31, 2007, a total of 8,264,689 shares were available for future grants under the Plan.

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

The total stock based compensation cost relating to Statement 123(R) for the three month period ended March 31, 2007 has been included in the consolidated statement of operations within research and development expenses ($2.5 million) and general and administrative expenses ($1.4 million).  The total stock-based compensation cost relating to Statement 123(R) for the three month period ended March 31, 2006 has been included in the consolidated statement of operations within research and development expenses ($2.6 million) and general and administrative expenses ($1.4 million).

The following summarizes all stock option transactions for the Company under the Plan for the period from January 1, 2007 through March 31, 2007.

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	17,736,930	$8.87
Granted	182,709	$13.41
Exercised	(753,597)	$5.28
Canceled	(740,082)	$10.84
Outstanding at end of period	16,425,960	$9.02	6.1 years	$79,548

Exercisable at end of period	11,387,548	$9.05	5.2 years	$60,027

Vested and unvested expected to vest at March 31, 2007	15,885,807	$9.02	6.0 years	$77,526

The weighted-average grant-date fair value of options granted during the three month periods ended March 31, 2007 and 2006 were $9.90 and $10.64, respectively.  The aggregate intrinsic value of options exercised during these same periods was $5.3 million and $3.4 million, respectively.  The grant-date fair value of shares which vested during the three month periods ended March 31, 2007 and 2006 was $7.6 million and $5.8 million, respectively.  Cash proceeds from stock options exercised during the three month periods ended March 31, 2007 and 2006 totaled $3.6 million and $2.6 million, respectively.

The fair value of each option grant is estimated using the Black-Scholes option pricing method.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is the vesting period (generally 4 years).  Use of a valuation model requires management to make certain assumptions with respect to selected model inputs.  Expected volatility was calculated based on the historical volatility of the Company’s common stock.  The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant.  Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.  The Company is currently using an estimated forfeiture rate of 13.7%.  The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31
	2007	2006
Expected stock price volatility	82.2%	83.9%
Risk-free interest rate	4.55%	4.86%
Expected life of options	6.0	6.25
Expected dividend yield	0%	0%

As of March 31, 2007, the total unrecognized compensation cost related to non-vested stock options was approximately $25.9 million.  This cost is expected to be recognized over a weighted average period of 2.8 years.

Deferred Compensation

The Company maintains deferred compensation programs, under which certain of the Company’s executive officers elected to have a portion of his bonuses, which were otherwise payable in cash, converted to restricted stock units representing shares of the Company’s common stock. Participants in the deferred compensation programs could elect to defer up to 50% of their respective bonuses. The number of restricted stock units awarded upon such conversion was determined by dividing (i) the amount of the bonus to be converted by (ii) the fair market value of the Company’s common stock on the grant date. Participants in the deferred compensation programs elected to defer receipt of the common stock portion of their bonuses until the earlier of three years from the grant date or the participant’s termination from the Company. The bonus portion deferred by each of the participants is matched on a 1:1 basis by the Company and 25% of the match vested as of the respective grant dates. So long as a participant remains employed by the Company, an additional 25% of the Company’s matching contribution vests on each anniversary of the respective grant dates for the next three years. All benefits under each of the deferred compensation programs are distributed in separate payments and will be paid exclusively in the form of shares of the Company’s common stock. The expense associated with the Company’s matching contribution was approximately $0.1 million and $0.1 million for the three month periods ended March 31, 2007 and 2006, respectively.

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

5.              Bristol-Myers Squibb Collaboration

In January 2005, the Company announced the closing of a collaboration and co-promotion agreement and a related securities purchase agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company and BMS each granted the other certain intellectual property licenses and product rights on a worldwide basis to enable the parties to collaborate in research and development of certain antibody-based product candidates for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by the Company to BMS of a license to commercialize ipilimumab, a fully human antibody product developed using the Company’s UltiMAb Human Antibody Development System®, that is antagonistic to cytotoxic T-lymphocyte antigen 4 (CTLA-4). Ipilimumab is currently under investigation for the treatment of a broad range of cancers. The collaboration also includes the grant by the Company to BMS of a sub-license to MDX-1379, a gp100 peptide vaccine, for use with ipilimumab for the treatment of metastatic melanoma.

As part of the collaboration, the two companies committed to an initial multi-year budget of approximately $192.0 million to fund the development of ipilimumab as a potential treatment for a broad range of cancers. BMS is responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of product candidates intended solely for regulatory approval in the United States, and BMS will be fully responsible for all development efforts that relate solely to regulatory approval in Europe and other parts of the world. Approximately $4.0 million and $3.3 million of the Company’s revenue for the three month periods ended March 31, 2007 and 2006 represented the reimbursement of the Company’s costs associated with the development of ipilimumab recorded in compliance with EITF 99-19.  The Company’s share of the BMS development costs for the three month periods ended March 31, 2007 and 2006 was approximately $5.2 million and $3.5 million, respectively and is included as a component of research and development expense.

Under the terms of the collaboration, the Company could receive up to $205.0 million from BMS if all regulatory milestones are met, plus up to an additional $275.0 million in sales-related milestones. The Company will also have the option to co-promote any products in the United States, and, if the Company elects to exercise this option and has participated in the funding of the applicable Phase III clinical trial(s), the Company will receive up to 45% of any net profits (and share in 45% of net losses) from commercial sales in the U.S. less a small percentage of net sales, in certain circumstances. In the event the Company chooses not to exercise its co-promotion rights, BMS will have exclusive commercial rights in the United States and will pay the Company royalties on any commercial sales. Outside the United States, BMS will have exclusive commercial rights and will pay the Company royalties on any commercial sales.

Pursuant to these agreements, BMS made an initial cash payment to the Company of $25.0 million, which was initially recorded as deferred revenue. In addition, BMS purchased a total of 2,879,223 unregistered shares of the Company’s common stock at a purchase price equal to $8.6829 per share for an aggregate purchase price of $25.0 million. The purchase price represented a small premium to the market price on the date the Company entered into the collaboration.

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

6.              Legal Proceedings

The SEC is conducting an informal inquiry into the Company’s historical stock option grants and practices and related accounting and disclosures.  In addition, the United States Attorney’s Office for the District of New Jersey is conducting a grand jury investigation relating to the same matters.  At the conclusion of the SEC’s informal inquiry and the U.S. Attorney’s Office investigation, the Company could be subject to regulatory or other fines or penalties or other contingent liabilities; however, no outcome is determinable at this time.

In June 2006, two derivative actions relating to the Company’s historical stock option granting practices were filed in New Jersey state court by shareholders purporting to act on behalf of Medarex, naming Medarex as a nominal defendant and certain current and former directors as defendants.  In November 2006 and January 2007, three additional derivative complaints were filed in the United States District Court for the District of New Jersey, containing nearly identical factual allegations concerning Medarex’s historical stock option granting practices.  The complaints allege, among other things, that certain of Medarex’s officers and directors breached their fiduciary duties to the Company and violated federal securities laws in connection with public statements made in SEC filings relating to the Company’s historical stock option granting practices and related accounting.  The complaints seek unspecified damages and equitable relief.  These actions are in their preliminary stages and the potential outcome of these actions, if any, are not determinable at this time.  We could be required to pay significant damages in connection with this litigation.

The Company is unable to reasonably estimate any possible range of loss or liability associated with the stock option inquiry and/or derivative suits due to their uncertain resolution.

In addition to the proceedings described above, in the ordinary course of its business, the Company is at times subject to various legal proceedings.  The Company does not believe that any of the currently pending ordinary course legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations of financial condition.

7.              Contingencies

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

Upon achievement of certain development milestones with respect to the Company’s anti-IP-10 antibody program, but no later than September 4, 2007, the Company may be required to pay the former shareholders of Ability Biomedical approximately $4.3 million subject to an interest component in cash and/or common stock, subject to fluctuations in currency exchange rates. In lieu of such additional payment, the Company also has the option to revert to the original joint collaboration agreement with the former shareholders of Ability Biomedical whereby each party would be responsible for 50% of the costs associated with the anti-IP-10 antibody and would receive 50% of any profits arising from the commercialization of the anti-IP-10 antibody.

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

Through March 31, 2007, the Company has not made any milestone payments to Kirin. However, approximately $2.8 million has been paid to Kirin as of March 31, 2007 representing a payment due Kirin as a result of the Company’s collaboration with Pfizer. Based on a total of four products the Company is developing, which use or the Company believes may use Kirin technology and that (i) are currently in clinical trials, or (ii) the Company anticipates may enter clinical trials through the end of 2008, the Company may be required to make milestone payments to Kirin aggregating up to approximately $17.0 million with respect to such products, or a maximum of approximately $4.25 million per product. The Company’s future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

Other Contingent Arrangements

The Company has entered into a number of other agreements that contain in-licenses of third-party technology (in addition to Kirin) which may be used together with the Company’s own platform technologies for the generation, development and/or manufacture of its antibody products. In addition, the Company has entered into other third-party agreements that contain in-licenses associated with antibody products that target specific antigens. Many of these agreements contain milestones payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of the Company’s products currently under development trigger such milestone payments. Through March 31, 2007, the Company had made milestone payments under these agreements of approximately $0.3 million. In addition, under the agreements the Company currently has in place (other than with Kirin), based on a total of nine products the Company is developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which the Company anticipates may enter clinical trials before the end of 2008, the Company may be obligated to make future milestone payments aggregating up to approximately $59.6 million with respect to such products. In general, potential milestone payments for antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these milestone payments per product include:

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

Stock Option Grant Practices

In conjunction with the review of the Company’s stock option grant practices, the Company has also evaluated the related compensation tax issues to determine if the Company may be subject to additional tax liability as a result of the matters under review.  In addition, due to revision of measurement dates, certain stock options that were previously treated as incentive stock options may not actually qualify for such treatment and may be treated as non-statutory stock options.  Accordingly, the Company may be subject to fines and/or penalties relating to the tax treatment of such stock options.  While the Company believes that its accrual for additional compensation tax liabilities associated with the matters under review is appropriate under the circumstances, it is possible that additional liabilities exist and the amount of such additional liabilities could be material.

8.              Comprehensive Income (Loss)

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

	Three Months Ended March 31
	2007	2006

Net income (loss)	$110,265	$(36,634)
Unrealized gain (loss) on securities	(49,422)	241,061
Unrealized gain (loss) on foreign exchange	85	(4,935)
Total comprehensive income	$60,928	$199,492

9.              Segment Information

The Company is a biopharmaceutical company focused on the discovery, development and potential commercialization of fully human antibody-based therapeutic products. The operations of the Company and its subsidiaries constitute one business segment.

Revenue from customers representing 10% or more of total revenues is as follows:

	Three Months Ended March 31
Customer	2007	2006
Bristol-Myers Squibb	41%	31%
Diatos SA	—	20%
Pfizer	21%	19%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” that are subject to risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans”, “forecasts”, “is likely to”, “projected” and similar expressions or future conditional verbs such as “should”, “would”, “may”, and “could” are generally forward-looking in nature and not historical facts. You should not place undue reliance on any such forward-looking statements as such statements speak only as of the date on which they are made, and we might not update them to reflect changes that occur after the date they are made.

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

Currently, over 30 antibody product candidates generated from our UltiMAb Human Antibody Development System are in human clinical trials, or have had regulatory applications submitted for such trials (1). Phase III clinical trials are currently underway relating to seven of the most advanced product candidates in which Medarex has an economic interest through co-promotion/profit sharing rights, royalties and/or equity ownership.  Six of the seven product candidates currently in Phase III trials were generated through the use of our UltiMAb® technology and include:

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

•                  zanolimumab (also known as HuMax-CD4®), being developed by Genmab A/S, or Genmab, and Merck Serono S.A. for the treatment of T-cell lymphomas;

•                  ofatumumab (also known as HuMax-CD20™), being developed by Genmab and GlaxoSmithKline for the treatment of follicular non-Hodgkin’s lymphoma and chronic lymphocyte leukemia; and

•                  zalutumumab (also known as HuMax-EGFr™), being development by Genmab for the treatment of head and neck cancer.

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

Medarex is committed to building value by developing a diverse pipeline of antibody products to address major unmet healthcare needs in the world.  In addition to the antibody candidates currently in Phase III trials, multiple product candidates in Phase II, Phase I and preclinical testing are being developed by either Medarex alone or by Medarex jointly with our partners, or separately by our partners.  These partners include Amgen, Inc., BMS, Centocor, Eli Lilly and Company, Genmab, ImClone Systems Incorporated, or ImClone Systems, MedImmune, Inc., Novartis Pharma AG and Novo Nordisk A/S.  We believe that through the broad use of our UltiMAb® technology, we are leveraging our efforts and our partners’ efforts to create, develop and potentially commercialize innovative treatments for a wide range of diseases.

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

We have a history of operating losses and may not achieve profitability. As of March 31, 2007, we had an accumulated deficit of approximately $853.4 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our potential products, invest in research, move forward with our product development and prepare to commercialize our product(s). Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or sales of stock of partners in which we have an equity ownership or delay, reduce or eliminate certain of our research and development programs.

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

•                                          Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their relative fair values, or the residual method if the fair value of the undelivered element is the only element with determinable fair value and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

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

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities in the current assets section of our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded (other than Genmab) was approximately 2.0% and 2.2% of total marketable securities as of March 31, 2007 and December 31, 2006, respectively.

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

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in a separate line item in our consolidated balance sheet entitled “Investments in, and advances to, other partners” and were approximately $8.2 million as of March 31, 2007. These securities are carried at original investment cost and adjusted for other than temporary impairment charges, if any. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, management of these companies, such companies’ financial statements, and other external sources.  Specifically, our determination of any potential impairment of the value of the securities of privately held companies includes an analysis of the following for each such privately held company on a periodic basis:  review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives.  Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

Future adverse changes in market conditions or adverse changes in financial condition and/or operating results of the companies in which we invest that may not be reflected in an investment’s current carrying value may also require an impairment charge in the future.

Stock-Based Compensation Expense

Prior to January 1, 2006, we accounted for our 2005 Equity Incentive Plan, or the Plan, as amended, under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25 and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, or Statement No. 123.  Compensation expense was recognized in the consolidated statement of operations for all stock option grants under the Plan that had an exercise price which was less than the fair market value of the underlying common stock on the grant date. However, no compensation expense was recorded in the financial statements for stock options grants with an exercise price equal to the fair market value of the underlying common stock on the measurement date.

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

The fair value of each option grant is estimated using the Black-Scholes option pricing method.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (generally 4 years).  Use of a valuation model requires management to make certain assumptions with respect to selected model inputs.  In order to estimate the grant date fair value, option pricing models require the use of estimates and assumptions as to (i) the expected term of the option, (ii) the expected volatility of the price of the underlying stock, (iii) the risk free interest rate for the expected term of the option and (iv) pre-vesting forfeiture rates.  The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior.  The expected volatility of the price of the underlying stock is based on the historical volatility of our common stock.  The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant.  Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures.  We are currently using an estimated forfeiture rate of 13.7%.  The following table sets forth the weighted average assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31
	2007	2006
Expected dividend yield	0%	0%
Expected stock price volatility	82.2%	83.9%
Risk free interest rate	4.55%	4.86%
Expected life of options (years)	6.0	6.25

Our results of operations for the three month periods ended March 31, 2007 and 2006 include share based compensation expense of approximately $3.9 million and $4.0 million, respectively.  As of March 31, 2007, the total unrecognized compensation cost related to non-vested stock options was approximately $25.9 million.  This cost is expected to be recognized over a weighted average period of 2.8 years.

However, any significant awards granted during the remainder of the year, or required changes in the estimated forfeiture rates could have an impact on this estimate.

Valuation of Long-Lived and Intangible Assets

We assess the impairment of identifiable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•              a significant underperformance relative to expected historical or projected future results;

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

Results of Operations

Three months ended March 31, 2007 and 2006

Contract and License Revenues

Contract and license revenues totaled $5.9 million and $8.2 million for the three month periods ended March 31, 2007 and 2006, respectively, a decrease of $2.3 million, or 28%. Contract and licenses revenues for the three month period ended March 31, 2006 includes revenue recognized from an existing collaboration for which there was no comparable revenue for the three month period ended March 31, 2007. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $1.1 million and $0.4 million for the three month periods ended March 31, 2007 and 2006, respectively, an increase of $0.7 million, or 177%. This increase is primarily the result of an increase in antibody exclusive licenses granted to Genmab in the first quarter of 2007 as compared to the first quarter of 2006.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF 99-19.  Reimbursement of development costs totaled $4.5 million for both the three month periods ended March 31, 2007 and 2006, respectively and related primarily to the development of ipilimumab with BMS.

Research and Development Expenses

Research and development expenses for our products in development were $47.0 million and $45.9 million for the three month periods ended March 31, 2007 and 2006, respectively, an increase of $1.1 million, or 2%. Historically, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Three Months Ended March 31,
	2007	2006
Research	$15,244	$17,912
Product Development	31,778	28,027
Total	$47,022	$45,939

Research Costs

Research costs for the three month period ended March 31, 2007 decreased by $2.7 million, or 15%, as compared to the three month period ended March 31, 2006. The decrease in research costs primarily relates to the following:

•                                          License and technology access fees for the three month period ended March 31, 2007 were $1.3 million, a decrease of $3.3 million, or 71%, as compared to the three month period ended March 31, 2006.

Increases and decreases in license and technology access fees are primarily the result of the timing of the payments due under such agreements.  These costs represent fees paid to certain partners and research organizations in connection with certain of our collaborations and license agreements.  Included in the 2006 costs are payments to certain companies and research and academic institutions and other entities for licenses to certain technologies for which no comparable payments were made in 2007.

•                                          Personnel costs for the three month period ended March 31, 2007 were $6.1 million, an increase of $0.7 million, or 13%, as compared to the three month period ended March 31, 2006.  The increase reflects additional staff needed to support higher levels of new product development opportunities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners.  Personnel costs include salary, benefits, stock based compensation, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our research activities.

Product Development Costs

Product development costs for the three month period ended March 31, 2007 increased by $3.8 million, or 13% as compared to the three month period ended March 31, 2006.  The increase in product development costs primarily relates to the following:

•                                          Our share of partners’ product development costs for the three month period ended March 31, 2007 was $6.7 million, an increase of $3.0 million, or 82%, as compared to the three month period ended March 31, 2006. These costs primarily represent our share (35%) of the BMS costs for the development of ipilimumab.  We expect our 35% share of BMS’s costs related to the development of ipilimumab to increase in the future as BMS continues to increase its development activities related to ipilimumab.

•                                          Clinical research fees for the three month period ended March 31, 2007 were $4.5 million, an increase of $1.5 million, or 49%, as compared to the three month period ended March 31, 2006. This increase resulted primarily from the continued enrollment of patients in the Phase III clinical trial for ipilimumab in combination with MDX-1379 and the initiation of additional sites for this Phase III trial.  Currently, sites participating in this Phase III trial are located in North America, Europe and Latin America.  The continued enrollment of patients in the Phase III trial and the initiation of additional sites resulted in increased monitoring costs and increased investigator site fees. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

•                                          Contract manufacturing costs for the three month period ended March 31, 2007 were $1.0 million, a decrease of $0.8 million, or 46%, as compared to the three month period ended March 31, 2006. This decrease in third party contract manufacturing costs primarily represents lower production and packaging expenses related to clinical trials of MDX-060.

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

•                           the number of clinical sites required for trials; and

•                           the number of patients that ultimately participate in clinical trials.

We continue to explore new collaborative arrangements that may affect future spending for research and development. As part of our partnering strategy, a significant portion of the research and development expenses incurred in connection with products using our technology is expected to be borne by our partners. We believe this allows us to participate in the research and development of substantially more potential product candidates than we could develop on our own if we bore the entire cost of development. Products using our technology are currently in various stages of development from preclinical to Phase III. The successful development of these products is dependent on many factors, including among other things, the efforts of our partners, unforeseen delays in, or expenditures relating to, preclinical development, clinical testing, manufacturing or regulatory approval, failure to receive market acceptance, the emergence of competitive products and the inability to produce or market our products due to third-party proprietary rights.

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $11.3 million and $9.5 million for the three month periods ended March 31, 2007 and 2006, respectively, an increase of $1.8 million, or 19%. Approximately $2.1 million of the increase is related to professional fees associated with an investigation of our prior stock option grant practices. General and administrative expenses are expected to increase in the future as our products are developed and as we expand our business activities.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was $0 and $1.0 million for the three month periods ended March 31, 2007 and 2006, respectively, a decrease of $1.0 million. Equity in net loss of affiliate represents our share of Genmab’s net loss for the three month periods ended March 31, 2007 and 2006.  The decrease was  related to the suspension of our share of Genmab’s net losses effective February 1, 2006.  On February 1, 2006, Genmab completed the private placement of 5.75 million shares of its stock.  As a result of this private placement, our ownership percentage of Genmab was reduced to approximately 18.9%.  See Note 2 to the consolidated financial statements for further explanation. Beginning February 1, 2006 we began accounting for our investment in Genmab as a marketable security in accordance with SFAS No. 115.

Interest and Dividend Income

Interest and dividend income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income was $4.8 million and $3.3 million for the three month periods ended March 31, 2007 and 2006, respectively, an increase of $1.5 million, or 48%.  The increase primarily reflects higher interest rates earned on our investment portfolio.  In addition, we have higher interest and dividend income in 2007 as the result of higher average cash balances reflecting the proceeds received (approximately $128.0 million) from our April 2006 public offering of 11.5 million shares of common stock and (approximately $152.1 million) from our February 2007 sale of  approximately 2.5 million shares of Genmab stock.  See further explanation under the section entitled “Liquidity and Capital Resources”.

Gain on Sale of Genmab Stock

In February 2007, we received approximately $152.1 million in net proceeds from the sale of approximately 2.5 million shares of Genmab stock resulting in a realized gain of approximately $152.1 million as our cost basis for these shares was zero.  The sale of the approximately 2.5 million shares of Genmab shares reduced our equity ownership in Genmab to approximately 10.8%

Interest Expense

Interest expense for the three month periods ended March 31, 2007 and 2006 relates primarily to interest and amortization of issuance costs on our 2.25% Convertible Senior Notes (“the 2.25% Notes”) issued in May 2004. Interest expense was $1.5 million and $1.1 million for the three month periods ended March 31, 2007 and 2006, respectively, an increase of $0.5 million, or 46%.  The increase reflects the amortization of additional debt discount of approximately $0.5 million for the three months ended March 31, 2007 associated with an increase in the fair value of the embedded conversion option of the 2.25% Notes which occurred in the fourth quarter of 2006.

Minority Interest—Celldex

Minority interest in loss of Celldex represents 40% of Celldex’s net loss for the three month periods ended March 31, 2007 and 2006. Minority interest in loss of Celldex was $1.7 million and $1.6 million the three month periods ended March 31, 2007 and 2006 respectively, an increase of $0.1 million, or 3%.  Prior to October 12, 2005, we owned 100% of the outstanding capital stock of Celldex. As a result of certain acquisitions in October of 2005 by Celldex (see Note 4 to the consolidated financial statements), our ownership percentage was reduced from 100% to approximately 60%. Celldex’s results of operations for 2007 and 2006 have been consolidated for reporting purposes, and the $1.7 million and $1.6 million (the portions of Celldex’s net loss for the three month period ended March 31, 2007 and 2006, respectively, not attributable to us) is recorded as a reduction of our expenses.

Non-Cash Gain on Loss of Significant Influence in Genmab

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

At March 31, 2007, we had $457.0 million in cash, cash equivalents and marketable securities.  Approximately $11.3 million of cash and cash equivalents included in the March 31, 2007 balance relates to Celldex and is consolidated for accounting purposes.  We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.  In addition, as of March 31, 2007, the value of our investment in Genmab was approximately $290.6 million.

Cash Used in Operating Activities

Cash used in operating activities was $39.2 million and $33.4 million for the three month periods ended March 31, 2007 and 2006, respectively. This reflects an increase of $5.8 million in 2007 as compared to the same period in 2006 and is primarily the result of increased research and development and general and administrative expenses as described in “Results of Operations.”

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $72.7 million and $45.6 million for the three month periods ended March 31, 2007 and 2006, respectively.  The increase in cash provided by investing activities was $27.1 million and was primarily the result of the following factors:

•               In February 2007, we completed the sale of 2,578,500 shares of Genmab through a block trade resulting in net proceeds of approximately $152.1 million.

•               Purchases of marketable securities totaled $115.1 and $0 for the three month periods ended March 31, 2007 and 2006, respectively.  The 2007 purchases were made with a portion of the net proceeds received from the sale of our Genmab stock.

•               Sales and maturities of marketable securities were $37.5 million and $47.3 million for the three month periods ended March 31, 2007 and 2006, respectively.  Proceeds from sales of marketable securities in 2007 and 2006 were primarily used to fund operations and capital expenditures.

Cash Provided by Financing Activities

Cash provided by financing activities was $3.6 million and $2.6 million for the three month periods ended March 31, 2007 and 2006, respectively and primarily represents cash received from the exercise of stock options.

Other Liquidity Matters

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

Upon achievement of certain development milestones with respect to our anti-IP-10 antibody program, but no later than September 4, 2007, we may be required to pay the former shareholders of Ability Biomedical an additional amount of approximately $4.3 million subject to an interest component in cash and/or common stock subject to fluctuations in currency exchange rates. In lieu of such additional payment, we also have the option to revert to the original joint collaboration agreement with the former shareholders of Ability Biomedical whereby each party would be responsible for 50% of the costs associated with the anti-IP-10 antibody.

In January 2005, we announced the closing of a collaboration and co-promotion agreement and a related securities purchase agreement with BMS. Under the terms of the collaboration, we and BMS each granted the other certain intellectual property licenses and product rights on a worldwide basis in order to enable us to collaborate in research and development of certain therapeutic antibody-based products for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by us to BMS of a license to commercialize ipilimumab, a fully human antibody product developed using our UltiMAb Human Antibody Development System®. Ipilimumab is currently under investigation for the treatment of a broad range of cancers. The collaboration also includes the grant by us to BMS of a sub-license to MDX-1379, a gp100 peptide vaccine licensed by us from the U.S. Public Health Service, for use with ipilimumab for the treatment of metastatic melanoma. We and BMS are currently conducting three separate registrational studies of ipilimumab for metastatic melanoma under three separate Special Protocol Assessment agreements with the FDA. One is a monotherapy study of ipilimumab in second-line (previously treated with melanoma therapy other than ipilimumab) metastatic melanoma that completed enrollment in 2006.  This monotherapy study is the subject of a potential BLA filing in late 2007 / early 2008. A Phase III clinical trial of ipilimumab used in combination with chemotherapy in first-line (previously untreated) patients with metastatic melanoma was initiated in June

2006 and is currently underway. The third study is an ongoing Phase III clinical trial with ipilimumab and MDX--1379 combination therapy in Stage III and Stage IV metastatic melanoma patients. Each of these trials is being conducted at multiple sites worldwide.

In April 2007, in connection with BMS granting Pfizer a license under certain intellectual property owned by BMS, and an expansion of the scope of our cross-license agreement with Pfizer, we and BMS amended certain royalty and profit sharing provisions of our collaboration and co-promotion agreement with BMS.

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

Under the terms of the collaboration, we could receive up to $205.0 million from BMS if all regulatory milestones are met, plus up to an additional $275.0 million in sales-related milestones. If we exercise our co-promotion option with respect to ipilimumab for the metastatic melanoma indication, and regulatory approval is obtained, we would receive up to 45% of any net profits (and share in 45% of net losses) from commercial sales of such a collaboration product in the U.S. less a small percentage of net sales, in certain circumstances.  In the event we choose not to exercise our co-promotion rights with respect to a product, BMS will have exclusive commercial rights in the U.S. and will pay us royalties on commercial sales. Regardless of whether or not we exercise our co-promotion option in the U.S., BMS will have exclusive commercial rights for products and will pay us royalties on commercial sales outside the U.S.

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

Through March 31, 2007, we have not made any milestone payments to Kirin although approximately $2.8 million has been paid to Kirin as of March 31, 2007 representing a payment due Kirin as a result of our collaboration with Pfizer, Inc., or Pfizer. In addition, based on a total of four products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2008, we may be required to make milestone payments to Kirin aggregating up to approximately $17.0 million with respect to such products, or a maximum of approximately $4.25 million per product. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through March 31, 2007, we had made milestone payments of approximately $0.3 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of nine products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2008, we may be obligated to make future milestone payments aggregating up to approximately $59.6 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

•               submission of IND(s) or foreign equivalents;

•               commencement of Phase I, Phase II and/or Phase III clinical trials or foreign equivalents;

•               submission of BLA(s) or foreign equivalents; and

•               receipt of marketing approval(s) to sell products in a particular country or region.

In addition, the licenses above may trigger royalty payments in connection with the commercialization of certain of our products. To date, we have not made any royalty payments on sales of our products and believe we are at least 1 - 2 years away from selling any products that would require us to make any such royalty payments. Whether we will be obligated to make milestone or royalty payments in the future is subject to the success of our product development efforts and, accordingly, is inherently uncertain.

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

Changes in Internal Controls Over   Financial Reporting: Such evaluation did not identify any significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the proceedings described above, in the ordinary course of our business, we are at times subject to various legal proceedings. We do not believe that any of our current ordinary course legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 1A. Risk Factors

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our Form 10-K filed on March 1, 2007 with the SEC for the fiscal year ended December 31, 2006.

Additional factors that might affect future results include the following:

Risks Related to Our Business and Industry

Successful development of our products is uncertain.

Based on public disclosures, as of May 1, 2007, regulatory applications, including INDs, have been submitted to the FDA or comparable foreign authorities for over 30 product candidates derived from our UltiMAb® platform. Neither we nor our partners have any product candidates employing our human antibody technology that have been approved for sale by the FDA or comparable foreign authorities and/or commercialized. Product candidates employing our human antibody technology have not advanced, and may not advance, beyond clinical development and may not demonstrate clinical safety and effectiveness.

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

We have incurred large operating losses, and we anticipate that these losses will continue for the foreseeable future. In particular, as of March 31, 2007, we had an accumulated deficit of approximately $853.4 million. Our net loss was $181.7 million for the year ended December 31, 2006.  Although we recorded net income of $110.3 million for the three month period ended March 31, 2007 (which was the result of the sale of a portion of our Genmab stock) our operating loss for the period was $46.8 million. Our losses have resulted principally from:

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

The SEC is conducting an informal inquiry into our historical stock option granting practices and related accounting and disclosures.  In addition, the United States Attorney’s Office for the District of New Jersey is conducting a grand jury investigation relating to the same matters.   We understand that the governmental inquiry and investigation relate to the same facts underlying the investigation (the “Investigation”) conducted by a special investigation committee of our independent directors relating to our stock option grant practices from 1996 through June 30, 2006.  Based upon the information obtained in the Investigation, through July 2002, we had a practice, in many instances, of selecting dates for our stock option grants and restricted stock grants as of the date when the stock price was the lowest during the month of grant, without disclosing this practice in our public filings and without properly measuring the compensation expense on a date that the terms of the equity awards were finalized.  Subsequent to July 2002, while this practice of selecting dates ceased by us in response to new legal and regulatory reporting requirements, there were two annual equity grants for rank and file employees for which the measurement dates differed from the grant dates recorded in our books and records, which the Investigation revealed were primarily a result of administrative delays, with no apparent intent to achieve favorable exercise prices.  Based on the results of the Investigation, we restated our financial statements for the quarter ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively.

Criminal or civil charges could be filed against us and we could be required to pay significant fines or penalties in connection with either or both of the governmental inquiry and investigation or other governmental investigations.  We have incurred, and continue to incur, substantial costs related to the governmental inquiry and investigation and they continue to cause a diversion of our management’s time and attention which could have a material adverse effect on our financial condition and results of operations.  Any criminal or civil charges by the SEC or the U.S. Attorney’s Office or any fines or penalties imposed by either the SEC or the U.S. Attorney’s Office or other governmental agency could materially harm our business, results of operations, financial position and cash flows.

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

We are subject to the risks of additional lawsuits and regulatory actions in connection with our historical stock option granting practices, the resulting restatements, and the remedial measures we have taken.

In addition to the possibilities that there may be additional governmental actions and shareholder lawsuits against us, we may be sued or taken to arbitration by current or former officers or employees in connection with their stock options or other matters. These governmental actions, lawsuits and arbitrations may be time consuming and expensive, and cause further distraction from the operation of our business. The adverse resolution of any specific action could have a material adverse effect on our business, financial condition and results of operations.

We are at risk for additional tax liabilities.

In connection with the investigation of our historical stock option grant practices, we evaluated the related tax issues to determine if we may be subject to additional tax liabilities.  Due to revision of measurement dates for certain stock option grants, certain stock options that were previously treated as incentive stock options may not actually qualify for such treatment and may be treated as non-statutory stock options.  As a result, we may be subject to fines or penalties relating to the tax treatment of such stock options.  It is possible that additional tax liabilities exist arising out of our past stock option granting practices, and the amount of such additional tax liabilities could be material.

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

Our licensing partners generally have the right to terminate our partnerships at any time. Our ability to continue our current partnerships and to enter into additional partnerships is dependent in large part on our ability to successfully demonstrate that our UltiMAb® technology is an attractive method of developing fully human antibody therapeutic products. Existing or potential partners may pursue alternative technologies, including those of our competitors, or enter into other transactions that could make a collaboration with us less attractive to them. For example, if an existing partner purchases or is purchased by a company that is one of our competitors, that company could be less willing to continue its collaboration with us and may, instead, become one of our competitors. In April 2006, Abgenix and Amgen completed a merger that resulted in Amgen’s ownership of Abgenix’s XenoMouse® technology.  As a result, Amgen may be less willing to continue its collaboration with us and may, through the use of its newly acquired XenoMouse® technology, engage in direct competition with us in the area of generating fully human monoclonal antibodies for antibody-based therapeutics. In addition, a company that has a strategy of purchasing companies rather than entering into partnership arrangements might have less incentive to enter into a collaboration agreement with us. Moreover, disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future partner. Lengthy negotiations with potential new partners or disagreements between us and our partners may lead to delays or termination in the research, development or commercialization of product candidates. If we are not able to establish additional partnerships on terms that are favorable to us or if a significant number of our existing partnerships are terminated and we cannot replace them, we may be required to increase our internal product development and commercialization efforts. This would likely:

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

We currently own approximately 60% of the outstanding common stock of Celldex Therapeutics, Inc., a privately held biopharmaceutical company.  Due to the size of our equity interest in Celldex, we are currently required to consolidate the operations of Celldex in our financial statements, which results in the inclusion of their losses in our financial statements.  We are unable to predict what such losses will be. For the year ended December 31, 2006 and the three month period ended March 31, 2007, our share, net of minority interest, of Celldex’s net loss included in our financial statements was approximately $10.3 million and $2.5 million, respectively.

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

In addition, we have investments in several of our partners whose securities are not publicly traded. The value of our investments in these companies are inherently more difficult to estimate than our investments in publicly traded companies. We estimate the value of these investments by using information acquired from industry trends, management of these companies, financial statements and other external sources. Specifically, our determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financing and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. For the years ended December 31, 2006, 2005 and 2004, we recorded impairment charges of approximately $0, $33.3 million and $7.1 million, respectively, on our investments in privately-held companies. Approximately $7.0 million of the 2004 impairment charge related to IDM Pharma.  Approximately $29.3 million of the 2005 impairment charge related to IDM Pharma prior to the share exchange with Epimmune, Inc., at which time IDM Pharma became a publicly-traded company. Future adverse changes in market conditions or adverse changes in operating results of these companies may also require an impairment charge in the future.

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

The development of biotechnology and pharmaceutical products is a highly competitive business subject to significant and rapid technological change. We face competition in several different forms. First, our human antibody generation activities currently face competition from competitors with similar technology to ours as well as distinctly different technologies. Second, the actual products being developed by us or by our partners also face actual and potential competition. Developments by our competitors may render our human antibody technology or our products obsolete or non-competitive.

We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapeutics. Some of these companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are addressing the same disease indications as are we and our partners. Also, we compete with companies that offer antibody generation services to other companies that have disease related target antigens. These competitors have specific expertise or technology related to monoclonal antibody development. In the past, we competed directly with Abgenix, which merged with Amgen in April 2006, with respect to the generation of fully human antibodies from transgenic mice. As a result of the merger, Amgen owns Abgenix’s XenoMouse® technology and may engage in direct competition with us in the area of generating fully human monoclonal antibodies for antibody-based therapeutics.  Regeneron has licensed its VelocImmune® monoclonal antibody generation technology to each of AstraZeneca and Astellas Pharma Inc., respectively, potentially enabling AstraZeneca and Astellas to compete with us in the generation of therapeutic antibodies.  Regeneron may also compete with us directly in the generation of therapeutic antibodies or may enter into additional licenses with other companies.  AstraZeneca also has access to antibody generation technologies through its ownership of Cambridge Antibody Technology.  In addition, we have entered into agreements with each of Kirin and Genmab, respectively, that grant these companies licenses to our proprietary transgenic mouse technology platform, enabling them to compete with us in offering antibody generation and development services in certain markets.

We have also entered into license agreements with Pfizer which enable it to compete with us in the development of antibodies to CTLA-4. Pfizer is developing CP-675,206, a fully human antibody generated by using transgenic mouse technology substantially similar to our HuMAb-Mouse® technology that targets the T-cell receptor CTLA-4. According to publicly available information, a first-line Phase III clinical trial comparing CP-675,206 alone to chemotherapy alone for metastatic melanoma was initiated by Pfizer in March 2006.  In addition, CP-675,206 is being explored as a monotherapy treatment for metastatic melanoma. Pfizer has previously disclosed that it expects to file a Biologics License Application, or BLA, with respect to CP-675,206 in 2007.

Xenerex and XTL have developed technologies that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies in functionally modified mice. Numerous additional companies are developing therapeutic products comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies that do not involve immunization of animals for creating antibodies comprising human antibody sequences.  XOMA and PDL BioPharma both offer technologies to convert mouse antibodies into antibodies closely resembling human antibodies. In addition, phage display technology is being used by companies, such as CAT, Dyax and MorphoSys to generate potentially therapeutic products comprising human antibody sequences. Companies such as Johnson & Johnson, MedImmune, Amgen, Biogen Idec, Novartis, Genentech, PDL BioPharma, Wyeth, Abbott Laboratories and GlaxoSmithKline have generated therapeutic products that are currently in development or on the market and that are derived from recombinant DNA that comprise human antibody components.

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

Our competitive strategy includes seeking orphan drug designation for eligible products (i.e., certain products for diseases with small patient populations).  In the United States, the first drug with an orphan drug designation for a given disease to receive regulatory approval for such disease generally receives marketing exclusivity for the use of the drug for such disease for a period of seven years from approval.  The orphan drug exclusivity bars others from obtaining approval for the same drug for the designated indication during the seven years, unless the subsequent applicant can demonstrate that its product is clinically superior to the drug with exclusivity or the prior applicant is unable to provide adequate supply to meet medical need.  Orphan drug exclusivity is also available in markets outside the United States on similar terms.

We have obtained orphan drug designation in the United States for each of ipilimumab and MDX-1379 for specified metastatic melanoma patient populations, and therefore each is eligible for orphan drug exclusivity if approved first. The FDA’s approach with respect to orphan drug status for antibody products is uncertain, particularly with respect to whether two antibody products against the same disease target would be considered to be the same for orphan drug purposes under current law and regulations.  Furthermore, we are not aware of established FDA policies or precedent for how orphan drug exclusivity applies in circumstances where two or more compounds with orphan drug designations are approved for combination therapy. The FDA may not grant us exclusivity for the ipilimumab and MDX-1379 combination therapy, or may permit others to receive approval for differing combinations of similar compounds despite any orphan drug exclusivity we receive for different uses or for treating metastatic melanoma, depending on FDA’s assessment of the chemical similarity of the other drugs to our products.  Orphan drug exclusivity also does not prevent FDA from permitting others to market the same compound for different uses than the orphan use. We therefore may not receive any meaningful protection for ipilimumab, MDX-1379 or our other products based on orphan drug exclusivity.

In addition, Pfizer has obtained orphan drug designation in the United States for CP-675,206 for specific patient populations, including metastatic melanoma.  If Pfizer is first to receive approval by the FDA for such patient populations, and CP-675,206 and ipilimumab are considered to be the “same” drug for orphan exclusivity purposes, Pfizer could have obtained exclusivity that would potentially have blocked us and our partner BMS from obtaining approval in the United States to sell ipilimumab, whether as a monotherapy or combination therapy, for such patient populations, including metastatic melanoma.

In April 2007, Pfizer, Medarex and BMS each agreed that for a fixed period of time it would not assert any orphan drug exclusivity to, and would take commercially reasonable steps to assure that such exclusivity does not, block one another from obtaining approval for their respective  anti-CTLA4 antibody products anywhere in the world.

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

Numerous proposals have been made in recent months and years to impose new requirements on drug approvals, expand post-approval requirements, and restrict sales and promotional activities.  For example, federal legislation has been proposed that would require all new drug applicants to submit risk evaluation and minimization plans to monitor and address potential safety issues for products upon approval, grant FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials.  Additional measures have also been proposed to address perceived shortcomings in FDA’s handling of drug safety issues, including proposed changes to clinical trial disclosure, and to limit pharmaceutical company sales and promotional practices that may be viewed as excessive or improper.  If these or other legal or regulatory changes are enacted, it may become more difficult or burdensome for us to obtain approval of our product candidates, any approvals we receive may be more restrictive or be subject to onerous post-approval requirements, our or our partners’ ability to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

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

There is no such abbreviated approval process under current law for biological products approved under the Public Health Service Act through a BLA, such as monoclonal antibodies, cytokines, growth factors, enzymes, interferons and certain other proteins. However, various proposals have been made to establish an abbreviated approval process to permit approval of generic or follow-on versions of certain types of biological products. The proposals include proposals for legislation, and proposals for FDA to extend its existing authority to this area.

If the law is changed or if FDA somehow extends its existing authority in new ways, and third parties are permitted to obtain approvals of versions of our antibody products through an abbreviated approval mechanism, and without conducting full clinical studies of their own, it could materially harm our business. Such products would be significantly less costly than ours to bring to market, and could lead to the existence of multiple lower priced competitive products. This would substantially limit our ability to obtain a return on the investments we have made in those products.

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

In particular, with respect to environmental laws, our product development activities involve the use of hazardous materials, and we may incur significant costs as a result of the need to comply with these laws. Our research, development and manufacturing activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive compounds. We are subject to federal, foreign, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by applicable laws and regulations, we cannot completely eliminate the risk of contamination or injury, by accident or as the result of intentional acts of terrorism, from these materials. In the event of an accident, we could be held liable for any damages that result, and any resulting liability could exceed our resources. We may also be required to incur significant costs to comply with environmental laws and regulations in the future.

Risks Related to Intellectual Property

We depend on patents and proprietary rights.

Our success depends in part on our ability to:

•                  apply for, obtain, protect and enforce patents;

•                  protect trade secrets;

•                  operate without infringing upon the proprietary rights of others; and

•                  in-license or acquire certain technologies.

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.  We protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.  Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued or, if issued, may not be held enforceable.  The patent position of biotechnology intellectual property involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented.  Thus, any patents that we own or license from third parties may not provide sufficient protection against competitors.  Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology.  Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed which is not covered by an issued patent.  The laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

Even though we own issued patents and pending applications and have received licenses pertaining to the HuMAb-Mouse® and the KM-Mouse® technologies, this does not mean that we and our licensees of the HuMAb-Mouse® and the KM-Mouse® technology will have exclusive rights to antibodies against all targets that are made using this technology, or that we or our licensees will have the right to make, develop, use or sell such antibodies.

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

Moreover, other parties could have blocking patent rights to products made using UltiMAb® technology, such as antibodies, and their production and uses, for instance because of a proprietary position covering the antibody or the antibody’s target or the method of manufacturing such antibody. For example, we are aware of certain U.S. and foreign patents held by third parties relating to particular targets for their human monoclonal antibodies, to human monoclonal antibodies against various targets, and to the method of manufacture and use of such products.    We are also aware of certain U.S. and foreign patents and patent applications held by third parties relating to antibody product candidates under development by us alone or with our collaborators.

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

Risks Related to Our Common Stock

Our stock price may be volatile.

Historically, there has been significant volatility in the market prices of biotechnology companies’ securities. During the two-year period ended March 31, 2007, the sale prices of our common stock ranged between $6.65 and $16.23.  Various factors and events may have a significant impact on the market price of our common stock. These factors include, by way of example:

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

As of April 30, 2007, we had 15,481,906 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our equity incentive plans having a weighted average exercise price of $9.36 per share and we had reserved 8,330,260 shares of common stock for issuance pursuant to future grants of options under our equity incentive plans. We have filed registration statements on Form S-8 under the Securities Act covering all of these shares with the exception of the 5,500,000 shares discussed in the following paragraph. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

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

As of April 30, 2007, we had reserved 619,372 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 under the Securities Act covering all of those shares. All shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ Global Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of April 30, 2007, we had 10,936,935 shares of common stock reserved for issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

*Future sales of our common stock or other securities could cause the market price of our common stock to decline.

As of April 30, 2007, we had 125,947,602 shares of common stock outstanding, of which approximately 8,500,000 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. As of April 30, 2007, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

Item 6. Exhibits

(a)           Exhibits:

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003.

Exhibit 3.2	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 29, 2005.

Exhibit 4.1	Reference is made to Exhibits 3.1 and 3.2.

Exhibit 4.2	Form of Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-39956) filed April 12, 1991.

Exhibit 4.3	Form of Rights Agreement (including Form of Rights Certificate), incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 25, 2001.

Exhibit 4.4	Indenture dated May 3, 2004 between the Registrant and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed May 4, 2004.

Exhibit 4.5

Registration Rights Agreement, dated May 3, 2004, by and among the Registrant, Goldman Sachs & Co. and J.P. Morgan Securities, Inc., incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed May 4, 2004.

Exhibit 4.6

First Supplemental Indenture dated October 4, 2006 among Registrant and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2006.

Exhibit 10.1

Placing Agreement between Genpharm International, Inc. and Goldman Sachs International, dated February 16, 2007 incorporated by reference from Exhibit 10.1 in the current report on Form 8-K filed on February 22, 2007.

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

MEDAREX, INC.
(Registrant)

Date: May 7, 2007	By:	/s/ IRWIN LERNER
Irwin Lerner
Interim President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 7, 2007	By:	/s/ CHRISTIAN S. SCHADE
Christian S. Schade
Senior Vice President
Finance & Administration,
Chief Financial Officer
(Principal Financial and
Accounting Officer)