Form 10-Q
period 2007-06-30
MEDAREX INC
filed 2007-08-06
CIK 874255

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check ☒ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2007
Common Stock, $.01 par value	126,897,993

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$28,218	$34,511
Marketable securities	399,131	304,983
Marketable securities - Genmab	—	150,000
Prepaid expenses and other current assets	19,038	22,271
Total current assets	446,387	511,765

Property, buildings and equipment:
Land	6,780	6,780
Buildings and leasehold improvements	86,133	85,123
Machinery and equipment	63,093	61,076
Furniture and fixtures	5,050	5,025
	161,056	158,004
Less accumulated depreciation and amortization	(81,070)	(73,663)
	79,986	84,341

Marketable securities - Genmab	306,885	344,382
Investments in, and advances to, other partners	6,041	8,141
Segregated cash	1,477	1,477
Other assets	3,826	4,587

Total assets	$844,602	$954,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,624	$7,154
Accrued liabilities	32,234	42,250
Deferred contract revenue - current	26,135	21,032
Total current liabilities	60,993	70,436

Deferred contract revenue - long-term	88,889	94,115
Other long-term liabilities	3,883	3,689
2.25% Convertible senior notes due May 15, 2011	142,543	141,581
Minority interest	1,759	4,699

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 126,694,391 shares issued and 126,660,551 outstanding at June 30, 2007 and 124,288,191 shares issued and 124,244,059 outstanding shares outstanding at December 31, 2006	1,267	1,243
Capital in excess of par value	1,129,036	1,107,487
Treasury stock, at cost 33,840 shares in 2007 and 44,132 shares in 2006	(85)	(111)
Accumulated other comprehensive income	310,660	495,208
Accumulated deficit	(894,343)	(963,654)

Total shareholders’ equity	546,535	640,173
Total liabilities and shareholders’ equity	$844,602	$954,693

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Contract and license revenues	$6,382	$5,785	$12,296	$14,015
Contract and license revenues from Genmab	418	391	1,502	783
Reimbursement of development costs	4,995	5,631	9,536	10,086
Total revenues	11,795	11,807	23,334	24,884

Costs and expenses:
Research and development	45,273	48,036	92,295	93,974
General and administrative	10,569	10,158	21,871	19,676
Total costs and expenses	55,842	58,194	114,166	113,650
Operating loss	(44,047)	(46,387)	(90,832)	(88,766)

Equity in net loss of affiliate	—	—	—	(1,037)
Interest and dividend income	5,485	4,585	10,284	7,836
Gain on sale of Genmab stock	—	—	152,143	—
Impairment loss on investments in partners	(2,141)	—	(2,141)	—
Interest expense	(1,540)	(1,056)	(3,081)	(2,111)
Minority interest - Celldex	1,289	1,499	2,940	3,106
Non-cash gain on loss of significant influence in Genmab	—	—	—	3,202
Income (loss) before provision for income taxes	(40,954)	(41,359)	69,313	(77,770)
Provision for income taxes	—	62	2	284
Net income (loss)	$(40,954)	$(41,421)	$69,311	$(78,054)

Net income (loss) per share:
- basic	$(0.32)	$(0.34)	$0.55	$(0.67)
- diluted	$(0.32)	$(0.34)	$0.52	$(0.67)

Weighted average number of common shares outstanding
- basic	126,430	122,187	125,730	117,229
- diluted	126,430	122,187	139,684	117,229

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2007	2006

Operating activities:
Net income (loss)	$69,311	$(78,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,407	7,646
Amortization	1,810	931
Net bond (discount)/premium amortization	(1,247)	(1,806)
Stock options and awards to employees	8,769	9,012
Non cash revenue	—	(1,339)
Non-cash gain on loss of significant influence in Genmab	—	(3,202)
Equity in net loss of Genmab	—	1,037
Gain on sale of Genmab	(152,143)	—
Gain on sale of Land	—	(1)
Impairment losses on investments in partners and other assets	2,141	—
Minority interest in net loss	(2,940)	(3,106)
Changes in operating assets and liabilities
Other current assets	3,233	12,895
Trade accounts payable	(4,530)	(1,868)
Accrued liabilities	(9,092)	4,207
Deferred contract revenue	(123)	(6,538)
Net cash used in operating activities	(77,404)	(60,186)

Investing activities:
Purchase of property and equipment	(3,052)	(6,230)
Investment in partner	—	(500)
Proceeds from sale of Genmab	152,143	—
Proceeds from sale of Land	—	16
Increase in segregated cash	—	(19)
Purchase of marketable securities	(152,143)	(94,110)
Sales and maturities of marketable securities	60,202	76,415
Net cash provided by (used in) investing activities	57,150	(24,428)

Financing activities:
Cash received from sales of securities and exercise of stock options, net	12,029	132,937
Principal payments under capital lease obligations	(15)	(13)
Net cash provided by financing activities	12,014	132,924
Effect of exchange rate differences on cash and cash equivalents	1,947	1,108
Net (decrease) increase in cash and cash equivalents	(6,293)	49,418
Cash and cash equivalents at beginning of period	34,511	90,602
Cash and cash equivalents at end of period	$28,218	$140,020

Non-cash investing and financing activities:
Unrealized gain (loss) on investment in Genmab	$(35,353)	$232,650

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$—	$284
Interest	$1,688	$1,694

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

1.                             Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Medarex, Inc. and its subsidiaries (collectively, the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods ended June 30, 2007 and 2006.

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

The unaudited consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.  The unaudited consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto, which are contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC.

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

Net Income (Loss) per Share

Basic and diluted net income (loss) per share are computed in accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 128, Earnings per Share. Basic net income (loss) per share is based upon the number of weighted average shares of common stock outstanding. Diluted net income (loss) per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock during the six month period ended June 30, 2007, which are included under the treasury stock method, as well as the assumed conversion of convertible senior notes. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three month period ended June 30, 2007 and the three and six month periods ended June 30, 2006, as their effect is antidilutive.  A summary of such potentially dilutive securities is as follows:

The following table sets forth the computation of basic and diluted income per share for the six months ended June 30, 2007:

Income (Numerator):
Net income for basic income per share	$69,311
Adjustment for interest expense on convertible notes	2,982
Income for diluted income per share	$72,293

Shares (Denominator):
Weighted average shares for basic income per share	125,730,389
Effect of dilutive securities (stock options)	3,016,527
Effect of convertible notes, after assumed conversion	10,936,935
Weighted average shares for diluted income per share	139,683,851

Basic income per share	$0.55
Diluted income per share	$0.52

The following table sets forth potential shares of common stock that would be issued if all of the convertible notes were converted to common stock and all of the outstanding stock options were exercised, without regard to whether the convertible notes or outstanding stock options were “in the money”.  These potential shares of common stock are not included in the computation of diluted net loss per share for the three months ended June 30, 2007 and three and six months ended June 30, 2006 because to do so would be antidilutive.

	Three Months Ended June 30, 2007	Three and Six Months Ended June 30, 2006
Convertible notes	10,936,935	10,936,935
Outstanding stock options	16,500,127	16,001,589
	27,437,062	26,938,524

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

The Company recorded no impairment charges related to investments in partners whose securities are publicly traded for the three and six month periods ended June 30, 2007 and 2006.  The Company recorded impairment charges of $2.1 million in partners whose securities are privately held for the three and six month periods ended June 30, 2007.  The Company recorded no impairment charges related to investments in partners whose securities are privately held for the three and six month periods ended June 30, 2006.  If the Company deems any of its investments to be further impaired at the end of any future period, it may incur additional impairment charges on these investments.

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

•                          Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, or the residual method if the fair value of the undelivered element is the only element with determinable fair value, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company has adopted FIN 48 as of January 1, 2007, as required and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations.  The Company did not recognize interest or penalties related to income tax during the three and six month periods ended June 30, 2007 or 2006 and did not accrue for interest or penalties as of June 30, 2007 or December 31, 2006.  The Company does not have an accrual for uncertain tax positions as of June 30, 2007 or December 31, 2006.  Tax returns for all years 2000 and thereafter are subject to future examination by tax authorities.

In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The Company is evaluating the potential impact of this consensus and does not expect it to have a material effect on its consolidated financial statements.

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

3.                          Equity-Based Compensation

The Company’s stock awards are governed by its 2005 Equity Incentive Plan, as amended (the “Plan”).  The exercise price of stock options under the Plan is determined by the Compensation and Organization Committee of the Board of Directors of the Company (the “Committee”).  The term is fixed by the Committee, but no incentive stock option is exercisable after 10 years from the grant date.  Stock options generally vest over a four year period. As of June 30, 2007, a total of 6,900,287 shares were available for future grants under the Plan.

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

The total stock based compensation cost relating to Statement 123(R) for the three month period ended June 30, 2007 has been included in the consolidated statement of operations within research and development expenses ($2.5 million) and general and administrative expenses ($2.6 million).  The total stock-based compensation cost relating to Statement 123(R) for the six month period ended June 30, 2007 has been included in the consolidated statement of operations within research and development expenses ($5.0 million) and general and administrative expenses ($4.0 million).

The total stock based compensation cost relating to Statement 123(R) for the three month period ended June 30, 2006 has been included in the consolidated statement of operations within research and development expenses ($2.4 million) and general and administrative expenses ($2.3 million).  The total stock based compensation cost relating to Statement 123(R) for the six month period ended June 30, 2006 has been included in the consolidated statement of operations within research and development expenses ($4.7 million) and general and administrative expenses ($4.3 million).

The following summarizes all stock option transactions for the Company under the Plan for the period from January 1, 2007 through June 30, 2007.

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	17,736,930	$8.87
Granted	1,788,409	14.67
Exercised	(2,101,200)	5.87
Canceled	(171,517)	32.82
Forfeited	(752,495)	8.64
Outstanding at end of period	16,500,127	9.88	6.7	$90,118

Exercisable at end of period	10,535,971	9.88	5.5	$63,340

Vested and unvested expected to vest at June 30, 2007	15,967,031	9.88	7.0	$87,746

The weighted-average grant-date fair value of options granted during the six month periods ended June 30, 2007 and 2006 were $9.94 and $9.61, respectively.  The aggregate intrinsic value of options exercised during these same periods was $15.5 million and $6.1 million, respectively.  The grant-date fair value of shares which vested during the six month periods ended June 30, 2007 and 2006 was $13.8 million and $9.4 million, respectively.  Cash proceeds from stock options exercised during the six month periods ended June 30, 2007 and 2006 totaled $11.8 million and $3.9 million, respectively.

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

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Expected stock price volatility	81.9%	81.9%	82.1%	83.4%
Risk-free interest rate	4.88%	5.11%	4.71%	4.98%
Expected life of options (years)	5.0	6.25	5.0	6.25
Expected dividend yield	0%	0%	0%	0%

As of June 30, 2007, the total unrecognized compensation cost related to non-vested stock options was approximately $38.0 million.  This cost is expected to be recognized over a weighted average period of 2.4 years.

Deferred Compensation

The Company maintains deferred compensation programs, under which certain of the Company’s executive officers elected to have a portion of their bonuses, which were otherwise payable in cash, converted to restricted stock units representing shares of the Company’s common stock. Participants in the deferred compensation programs could elect to defer up to 50% of their respective bonuses. The number of restricted stock units awarded upon such conversion was determined by dividing (i) the amount of the bonus to be converted by (ii) the fair market value of the Company’s common stock on the grant date. Participants in the deferred compensation programs elected to defer receipt of the common stock portion of their bonuses until the earlier of three years from the grant date or the participant’s termination from the Company. The bonus portion deferred by each of the participants is matched on a 1:1 basis by the Company and 25% of the match vested as of the respective grant dates. So long as a participant remains employed by the Company, an additional 25% of the Company’s matching contribution vests on each anniversary of the respective grant dates for the next three years. All benefits under each of the deferred compensation programs are distributed in separate payments and will be paid exclusively in the form of shares of the Company’s common stock. The expense associated with the Company’s matching contribution was approximately $0.1 million and $0.1 million for the three month periods ended June 30, 2007 and 2006, respectively and $0.1 million and $0.2 million for the six month periods ended June 30, 2007 and 2006, respectively.

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

5.                          Bristol-Myers Squibb Collaboration

In January 2005, the Company announced the closing of a collaboration and co-promotion agreement and a related securities purchase agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company and BMS each granted the other certain intellectual property licenses and product rights on a worldwide basis to enable the parties to collaborate in research and development of certain antibody-based product candidates for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by the Company to BMS of a license to commercialize ipilimumab, a fully human antibody product candidate developed using the Company’s UltiMAb Human Antibody Development System®, that is antagonistic to cytotoxic T-lymphocyte antigen 4 (CTLA-4). Ipilimumab is currently under investigation for the treatment of a broad range of cancers. The collaboration also includes the grant by the Company to BMS of a sub-license to MDX-1379, a gp100 peptide vaccine, for use with ipilimumab for the treatment of metastatic melanoma.

As part of the collaboration, the two companies committed to an initial multi-year budget of approximately $192.0 million to fund the development of ipilimumab as a potential treatment for a broad range of cancers. BMS is responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of product candidates intended solely for regulatory approval in the United States, and BMS will be fully responsible for all development efforts that relate solely to regulatory approval in Europe and other parts of the world. Approximately $3.9 million and $4.5 million of the Company’s revenue for the three month periods ended June 30, 2007 and 2006, respectively, and approximately $7.9 million and $7.8 million of the Company’s revenue for the six month periods ended June 30, 2007 and 2006, respectively, represented the reimbursement of the Company’s costs associated with the development of ipilimumab recorded in compliance with EITF 99-19.  The Company’s share of the BMS development costs for the three month periods ended June 30, 2007 and 2006 was approximately $5.6 million and $8.1 million, respectively, and the Company’s share of the BMS development costs for the six-month periods ended June 30, 2007 and 2006 was approximately $10.8 million and $11.6 million, respectively, and is included as a component of research and development expense.

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

In April 2007, in connection with BMS granting Pfizer a license under certain intellectual property owned by BMS, and an expansion of the scope of the Company’s cross-license agreement with Pfizer, the Company and BMS amended certain royalty and profit sharing provisions of the Company’s collaboration and co-promotion agreement with BMS.

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

6.                          Legal Proceedings

The SEC is conducting an informal inquiry into the Company’s historical stock option granting practices and related accounting and disclosures.  In addition, the United States Attorney’s Office for the District of New Jersey is conducting a grand jury investigation relating to the same matters.  At the conclusion of the SEC’s informal inquiry and the U.S. Attorney’s Office investigation, the Company could be subject to criminal or civil charges and fines or penalties or other contingent liabilities; however, no outcome is determinable at this time.

In June 2006, two derivative actions relating to the Company’s historical stock option granting practices were filed in New Jersey state court by shareholders purporting to act on behalf of Medarex, naming Medarex as a nominal defendant and certain current and former directors as defendants.  Between November 2006 and January 2007, three additional derivative complaints were filed in the United States District Court for the District of New Jersey, containing nearly identical factual allegations concerning Medarex’s historical stock option granting practices.  The complaints allege, among other things, that certain of Medarex’s officers and directors breached their fiduciary duties to the Company and violated federal securities laws in connection with public statements made in SEC filings relating to the Company’s historical stock option granting practices and related accounting.  The complaints seek unspecified damages and equitable relief.  These actions are in their preliminary stages and the potential outcome of these actions, if any, are not determinable at this time.  We could be required to pay significant damages in connection with this litigation.

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

Upon achievement of certain development milestones with respect to the Company’s anti-IP-10 antibody program, but no later than September 4, 2007, the Company may be required to pay the former shareholders of Ability Biomedical approximately $4.6 million subject to an interest component in cash and/or common stock, subject to fluctuations in currency exchange rates. In lieu of such additional payment, the Company also has the option to revert to the original joint collaboration agreement with the former shareholders of Ability Biomedical whereby each party would be responsible for 50% of the costs associated with the anti-IP-10 antibody and would receive 50% of any profits arising from the commercialization of the anti-IP-10 antibody.

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

Through June 30, 2007, the Company has not made any milestone payments to Kirin. However, approximately $2.8 million has been paid to Kirin as of June 30, 2007 representing a payment due Kirin as a result of the Company’s collaboration with Pfizer. Based on a total of four product candidates the Company is developing, which use or the Company believes may use Kirin technology and that (i) are currently in clinical trials, or (ii) the Company anticipates may enter clinical trials through the end of 2008, the Company may be required to make milestone payments to Kirin aggregating up to approximately $17.0 million with respect to such product candidates, or a maximum of approximately $4.25 million per product candidate. The Company’s future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

Other Contingent Arrangements

The Company has entered into a number of other agreements that contain in-licenses of third-party technology (in addition to Kirin) which may be used together with the Company’s own platform technologies for the generation, development and/or manufacture of its antibody product candidates. In addition, the Company has entered into other third-party agreements that contain in-licenses associated with antibody product candidates that target specific antigens. Many of these agreements contain milestones payments that are due with respect to product candidates using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of the Company’s product candidates currently under development trigger such milestone payments. Through June 30, 2007, the Company had made milestone payments under these agreements of approximately $0.3 million. In addition, under the agreements the Company currently has in place (other than with Kirin), based on a total of nine product candidates the Company is developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which the Company anticipates may enter clinical trials before the end of 2008, the Company may be obligated to make future milestone payments aggregating up to approximately $59.6 million with respect to such product candidates. In general, potential milestone payments for antibody product candidates may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these milestone payments per product include:

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

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Net income (loss)	$(40,954)	$(41,421)	$69,311	$(78,054)
Unrealized gain (loss) on securities	14,973	(6,413)	(34,449)	234,648
Unrealized (loss) gain on foreign exchange	1,960	590	2,045	(4,344)
Total comprehensive income (loss)	$(24,021)	$(47,244)	$36,907	$152,250

9.         Segment Information

The Company is a biopharmaceutical company focused on the discovery, development and potential commercialization of fully human antibody-based therapeutic products. The operations of the Company and its subsidiaries constitute one business segment.

Revenue from customers representing 10% or more of total revenues is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Customer	2007	2006	2007	2006
Bristol-Myers Squibb	40%	46%	41%	38%
Diatos SA	—	—	—	10%
Pfizer	26%	21%	24%	20%

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

Currently, over 30 antibody product candidates generated from our UltiMAb Human Antibody Development System are in human clinical trials, or have had regulatory applications submitted for such trials(1). Phase III clinical trials are currently underway relating to eight of the most advanced product candidates in which Medarex has an economic interest through co-promotion/profit sharing rights, royalties and/or equity ownership.  Seven of the eight product candidates currently in Phase III trials were generated through the use of our UltiMAb® technology and include:

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

•                  zanolimumab (also known as HuMax-CD4®), being developed by Genmab A/S, or Genmab, for the treatment of T-cell lymphomas;

•                  ofatumumab (also known as HuMax-CD20™), being developed by Genmab and GlaxoSmithKline for the treatment of follicular non-Hodgkin’s lymphoma and chronic lymphocyte leukemia;

•                  zalutumumab (also known as HuMax-EGFr™), being development by Genmab for the treatment of head and neck cancer; and

(1) Information regarding the clinical status of third-party antibody products is based on public information available as of the date hereof.

•                   Acz885, being developed by Novartis Pharma AG, or Novartis, for the treatment of Muckle Wells Syndrome.

The eighth product candidate currently in Phase III trials in which we have an economic interest is CP-675,206, which is being developed by Pfizer, Inc., or Pfizer, for the treatment of metastatic melanoma.  We expect to receive double-digit royalties on sales of this product, should commercialization occur.

Medarex is committed to building value by developing a diverse pipeline of antibody products to address major unmet healthcare needs in the world.  In addition to the antibody product candidates currently in Phase III trials, multiple product candidates in Phase II, Phase I and preclinical testing are being developed by either Medarex alone or by Medarex jointly with our partners, or separately by our partners.  These partners include Amgen, Inc., BMS, Johnson & Johnson, Eli Lilly and Company, Genmab, ImClone Systems Incorporated, or ImClone Systems, MedImmune, Inc. (a subsidiary of AstraZeneca PLC), Novartis and Novo Nordisk A/S.  We believe that through the broad use of our UltiMAb® technology, we are leveraging our efforts and our partners’ efforts to create, develop and potentially commercialize innovative treatments for a wide range of diseases.

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

We have a history of operating losses and may not achieve profitability. As of June 30, 2007, we had an accumulated deficit of approximately $894.3 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our potential products, invest in research, move forward with our product development and prepare to commercialize our product(s). Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or sales of stock of partners in which we have an equity ownership or delay, reduce or eliminate certain of our research and development programs.

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

•                          Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their relative fair values, or the residual method if the fair value of the undelivered element is the only element with determinable fair value, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

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

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities in the current assets section of our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded (other than Genmab) was approximately 1.8% and 2.2% of total marketable securities as of June 30, 2007 and December 31, 2006, respectively.

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

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in a separate line item in our consolidated balance sheet entitled “Investments in, and advances to, other partners” and were approximately $6.0 million as of June 30, 2007. These securities are carried at original investment cost and adjusted for other than temporary impairment charges, if any. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, management of these companies, such companies’ financial statements, and other external sources.  Specifically, our determination of any potential impairment of the value of the securities of privately held companies includes an analysis of the following for each such privately held company on a periodic basis:  review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives.  Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

The fair value of each option grant is estimated using the Black-Scholes option pricing method.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (generally 4 years).  Use of a valuation model requires management to make certain assumptions with respect to selected model inputs.  In order to estimate the grant date fair value, option pricing models require the use of estimates and assumptions as to (i) the expected term of the option, (ii) the expected volatility of the price of the underlying stock, (iii) the risk free interest rate for the expected term of the option and (iv) pre-vesting forfeiture rates.  The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior.  The expected volatility of the price of the underlying stock is based on the historical volatility of our common stock.  The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant.  Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures.  We are currently using an estimated forfeiture rate of 13.7%.  The following table sets forth the weighted average assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	81.9%	81.9%	82.1%	83.4%
Risk free interest rate	4.88%	5.11%	4.71%	4.98%
Expected life of options (years)	5.0	6.25	5.0	6.25

Our results of operations for the three month periods ended June 30, 2007 and 2006 include share based compensation expense of approximately $5.0 million and $4.7 million, respectively.  Our results of operations for the six month periods ended June 30, 2007 and 2006 include share based compensation expense of approximately $9.0 million and $9.0 million, respectively.  As of June 30, 2007, the total unrecognized compensation cost related to non-vested stock options was approximately $38.0 million.  This cost is expected to be recognized over a weighted average period of 2.4 years.

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

Results of Operations

Three months ended June 30, 2007 and 2006

Contract and License Revenues

Contract and license revenues totaled $6.4 million and $5.8 million for the three month periods ended June 30, 2007 and 2006, respectively, an increase of $0.6 million, or 10%. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $0.4 million and $0.4 million for the three month periods ended June 30, 2007 and 2006, respectively.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”).  Reimbursement of development costs totaled $5.0 million and $5.6 million for the three month periods ended June 30, 2007 and 2006, respectively, a decrease of $0.6 million, or 11%. This decrease related primarily to the development of ipilimumab with BMS.

Research and Development Expenses

Research and development expenses for our product candidates in development were $45.3 million and $48.0 million for the three month periods ended June 30, 2007 and 2006, respectively, a decrease of $2.7 million, or 6%. Historically, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Three Months Ended June 30,
	2007	2006
Research	$14,121	$15,798
Product Development	31,152	32,238
Total	$45,273	$48,036

Research Costs

Research costs for the three month period ended June 30, 2007 decreased by $1.7 million, or 11% as compared to the three month period ended June 30, 2006. The decrease in research costs primarily relates to the following:

•                              License and technology access fees for the three month period ended June 30, 2007 were $0.3 million, a decrease of $2.4 million, or 88%, as compared to the three month period ended June 30, 2006.  Increases and decreases in license and technology access fees are primarily the result of the timing of the payments due under such agreements. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaboration and license agreements. Included in the 2006 costs are payments to certain companies and research and academic institutions and other entities for licenses to certain technologies for which no comparable payments were made in 2007.

•                              Personnel costs for the three month period ended June 30, 2007 were $5.6 million, an increase of $0.4 million, or 8%, as compared to the three month period ended June 30, 2006. The increase reflects additional staff needed to support higher levels of new product development opportunities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners.  Personnel costs include salary, benefits, stock based compensation, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our research activities.

Product Development Costs

Product development costs for the three month period ended June 30, 2007 decreased by $1.1 million, or 3% as compared to the three month period ended June 30, 2006.  The decrease in product development costs primarily relates to the following:

•                              Our share of partners’ product development costs for the three month period ended June 30, 2007 was $6.2 million, a decrease of $2.7 million, or 30%, as compared to the three month period ended June 30, 2006. These costs primarily represent our share (35%) of the BMS costs for the development of ipilimumab.  We expect our 35% share of BMS’s costs related to the development of ipilimumab to increase in the future as BMS continues to increase its development activities related to ipilimumab.

•                              Personnel costs for the three month period ended June 30, 2007 were $9.5 million, an increase of $0.5 million, or 6%, as compared to the three month period ended June 30, 2006. This increase primarily reflects increased staff needed to support more extensive clinical trial activities for ipilimumab. Personnel costs include salary, benefits, stock based compensation, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to expand our product development activities to further progress our product candidates through clinical trials.

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $10.6 million and $10.2 million for the three month periods ended June 30, 2007 and 2006, respectively, an increase of $0.4 million, or 4%. General and administrative expenses are expected to increase in the future as our product candidates are developed and we expand our business activities.

Interest and Dividend Income

Interest and dividend income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income was $5.5 million and $4.6 million for the three month periods ended June 30, 2007 and 2006, respectively, an increase of $0.9 million, or 20%.  The increase primarily reflects higher interest rates earned on our investment portfolio.  In addition, we have higher interest and dividend income in 2007 as the result of higher average cash balances reflecting the proceeds received (approximately $128.0 million) from our April 2006 public offering of 11.5 million shares of common stock and (approximately $152.1 million) from our February 2007 sale of approximately 2.5 million shares of Genmab stock.

Impairment Loss on Investments in Partners

We have investments in several partners whose securities are not publicly traded.  Because these securities are not publicly traded, the value of these investments is inherently more difficult to estimate than investments in publicly traded companies.  We recorded impairment charges of $2.1 million and $0 for the three month periods ended June 30, 2007 and 2006, respectively, related to investments in certain of our partners whose securities are not publicly traded.  If we deem any of our investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments

Interest Expense

Interest expense for the three month periods ended June 30, 2007 and 2006 relates primarily to interest and amortization of issuance costs on our 2.25% Convertible Senior Notes (“the 2.25% Notes”) issued in May 2004. Interest expense was $1.5 million and $1.1 million for the three month periods ended June 30, 2007 and 2006, respectively, an increase of $0.4 million or 46%.  The increase reflects the amortization of additional debt discount of approximately $0.5 million for the three months ended June 30, 2007 associated with an increase in the fair value of the embedded conversion option of the 2.25% Notes which occurred in the fourth quarter of 2006.

Minority Interest—Celldex

Minority interest in loss of Celldex represents 40% of Celldex’s net loss for the three month periods ended June 30, 2007 and 2006. Minority interest in loss of Celldex was $1.3 million and $1.5 million the three month periods ended June 30, 2007 and 2006 respectively, a decrease of $0.2 million, or 14%.  Prior to October 12, 2005, we owned 100% of the outstanding capital stock of Celldex. As a result of certain acquisitions in October of 2005 by Celldex (see Note 4 to the consolidated financial statements), our ownership percentage was reduced from 100% to approximately 60%. Celldex’s results of operations for 2007 and 2006 have been consolidated for reporting purposes, and the $1.3 million and $1.5 million (the portions of Celldex’s net loss for the three month periods ended June 30, 2007 and 2006, respectively, not attributable to us) is recorded as a reduction of our expenses.

Six months ended June 30, 2007 and 2006

Contract and License Revenues

Contract and license revenues totaled $12.3 million and $14.0 million for the six month periods ended June 30, 2007 and 2006, respectively, a decrease of $1.7 million, or 12%. Contract and licenses revenues for the six month period ended June 30, 2006 includes revenue recognized from an existing collaboration for which there was no comparable revenue for the six month period ended June 30, 2007.  Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $1.5 million and $0.8 million for the six month periods ended June 30, 2007 and 2006, respectively, an increase of $0.7 million, or 92%. This increase is primarily the result of an increase in antibody exclusive licenses granted to Genmab in the first half of 2007 as compared to the first half of 2006.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”).  Reimbursement of development costs totaled $9.5 million and $10.1 million for the six month periods ended June 30, 2007 and 2006, respectively, a decrease of $0.6 million, or 6%. This decrease relates principally to the development of product candidates with Ono Pharmaceuticals Co. Ltd.

Research and Development Expenses

Research and development expenses for our product candidates in development were $92.3 million and $94.0 million for the six month periods ended June 30, 2007 and 2006, respectively, a decrease of $1.7 million, or 2%. Historically, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Six Months Ended June 30,
	2007	2006
Research	$29,442	$33,762
Product Development	62,853	60,212
Total	$92,295	$93,974

Research Costs

Research costs for the six month period ended June 30, 2007 decreased by $4.3 million, or 13% as compared to the six month period ended June 30, 2006. The decrease in research costs primarily relates to the following:

•                              License and technology access fees for the six month period ended June 30, 2007 were $1.7 million, a decrease of $5.7 million, or 77%, as compared to the six month period ended June 30, 2006.  Increases and decreases in license and technology access fees are primarily the result of the timing of the payments due under such agreements. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaboration and license agreements. Included in the 2006 costs are payments to certain companies and research and academic institutions and other entities for licenses to certain technologies for which no comparable payments were made in 2007.

•                              Personnel costs for the six month period ended June 30, 2007 were $11.7 million, an increase of $1.2 million, or 11%, as compared to the six month period ended June 30, 2006. The increase reflects additional staff needed to support higher levels of new product development opportunities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners.  Personnel costs include salary, benefits, stock based compensation, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our research activities.

•                              Facility costs for the six month period ended June 30, 2007 were $6.4 million, an increase of $0.8 million, or 15%, as compared to the six month period ended June 30, 2006. The increase in facility costs primarily relates to maintenance costs.  Facility costs include depreciation, utilities, maintenance, property taxes and other related expenses. We expect to incur increased facility costs as a result of increased energy costs and continued capital expansion.

Product Development Costs

Product development costs for the six month period ended June 30, 2007 increased by $2.6 million, or 4% as compared to the six month period ended June 30, 2006.  The increase in product development costs primarily relates to the following:

•                              Clinical research fees for the six month period ended June 30, 2007 were $9.1 million, an increase of $2.3 million, or 34%, as compared to the six month period ended June 30, 2006. This increase resulted primarily from the continued enrollment of patients in the Phase III clinical trial for ipilimumab in combination with MDX-1379 and the initiation of additional sites for this trial.  Sites participating in this trial are currently located in North America, Europe and Latin America.  The continued enrollment of patients in the Phase III trial and the initiation of additional sites resulted in increased monitoring costs and increased investigator site fees. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

We expect product development costs to increase in the future as more of our product candidates enter clinical trials. In addition, we may be obligated to make milestone payments on certain of our product candidates as they progress through the clinical trial process.

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $21.9 million and $19.7 million for the six month period ended June 30, 2007 and 2006, respectively, an increase of $2.2 million, or 11%. Approximately $0.7 million of the increase is related to professional fees associated with an investigation of our historical stock option grant practices. General and administrative expenses are expected to increase in the future as our product candidates are developed and we expand our business activities.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was $0 and $1.0 million for the six month periods ended June 30, 2007 and 2006, respectively, a decrease of $1.0 million. Equity in net loss of affiliate represents our share of Genmab’s net loss for the six month periods ended June 30, 2007 and 2006.  The decrease was related to the suspension of our share of Genmab’s net losses effective February 1, 2006.  On February 1, 2006, Genmab completed the private placement of 5.75 million shares of its stock.  As a result of this private placement, our ownership percentage of Genmab was reduced to approximately 18.9%.  See Note 2 to the consolidated financial statements for further explanation. Beginning February 1, 2006 we began accounting for our investment in Genmab as a marketable security in accordance with SFAS No. 115.

Interest and Dividend Income

Interest and dividend income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income was $10.3 million and $7.8 million for the six month period ended June 30, 2007 and 2006, respectively, an increase of $2.5 million, or 31%.  The increase primarily reflects higher interest rates earned on our investment portfolio.  In addition, we have higher interest and dividend income in 2007 as the result of higher average cash balances reflecting the proceeds received (approximately $128.0 million) from our April 2006 public offering of 11.5 million shares of common stock and (approximately $152.1 million) from our February 2007 sale of  approximately 2.5 million shares of Genmab stock.

Gain on Sale of Genmab Stock

In February 2007, we received approximately $152.1 million in net proceeds from the sale of approximately 2.5 million shares of Genmab stock resulting in a realized gain of approximately $152.1 million as our cost basis for these shares was zero.  See Note 2 to the consolidated financial statements for further explanation.  The sale of the approximately 2.5 million shares of Genmab shares reduced our equity ownership in Genmab to approximately 10.8%

Impairment Loss on Investments in Partners

We have investments in several partners whose securities are not publicly traded.  Because these securities are not publicly traded, the value of these investments is inherently more difficult to estimate than investments in publicly traded companies.  We recorded impairment charges of $2.1 million and $0 for the six month periods ended June 30, 2007 and 2006, respectively, related to investments in certain of our partners whose securities are not publicly traded.  If we deem any of our investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments

Interest Expense

Interest expense for the six month periods ended June 30, 2007 and 2006 relates to interest and amortization of issuance costs on the 2.25% Notes issued in May 2004. Interest expense was $3.1 million and $2.1 million for the six month periods ended June 30, 2007 and 2006, respectively, an increase of $1.0 million or 46%.  The increase reflects the amortization of additional debt discount of approximately $1.0 million for the six months ended June 30, 2007 associated with an increase in the fair value of the embedded conversion option of the 2.25% Notes which occurred in the fourth quarter of 2006.

Minority Interest—Celldex

Minority interest in loss of Celldex represents 40% of Celldex’s net loss for the six month periods ended June 30, 2007 and 2006. Minority interest in loss of Celldex was $2.9 million and $3.1 million the six month periods ended June 30, 2007 and 2006 respectively, a decrease of $0.2 million, or 5%.  Prior to October 12, 2005, we owned 100% of the outstanding capital stock of Celldex. As a result of certain acquisitions in October of 2005 by Celldex (see Note 4 to the consolidated financial statements), our ownership percentage was reduced from 100% to approximately 60%. Celldex’s results of operations for 2007 and 2006 have been consolidated for reporting purposes, and the $2.9 million and $3.1 million (the portions of Celldex’s net loss for the six month periods ended June 30, 2007 and 2006, respectively, not attributable to us) is recorded as a reduction of our expenses.

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

Liquidity and Capital Resources

We require cash to fund our operations, to make capital expenditures and strategic investments, and to pay debt service on our convertible notes. Since inception, we have financed our operations through the sale of our securities in public and private placements, sales of our product candidates for research purposes, development and manufacturing services, technology transfer and license fees and milestone payments. We expect to continue to fund our cash requirements from these sources in the future.

At June 30, 2007, we had $427.3 million in cash, cash equivalents and marketable securities.  Approximately $11.1 million of cash and cash equivalents included in the June 30, 2007 balance relates to Celldex and is consolidated for accounting purposes.  We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal.  In addition, as of June 30, 2007, the value of our investment in Genmab was approximately $306.9 million.

Cash Used in Operating Activities

Cash used in operating activities was $77.4 million and $60.2 million for the six month periods ended June 30, 2007 and 2006, respectively. This reflects an increase of $17.2 million in 2007 as compared to the same period in 2006 and is primarily the result of increased research and development and general and administrative expenses as described in “Results of Operations.”

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

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $57.2 million for the six month period ended June 30, 2007 and net cash used in investing activities was $24.4 million for the six month period ended June 30, 2006.  The increase in cash provided by investing activities was $81.6 million and was primarily the result of the following factors:

•                  In February 2007, we completed the sale of 2,578,500 shares of Genmab through a block trade resulting in net proceeds of approximately $152.1 million.

•                  Purchases of marketable securities totaled $152.1 and $94.1 million for the six month periods ended June 30, 2007 and 2006, respectively.  The 2007 purchases were made with a portion of the net proceeds received from the sale of our Genmab stock.

•                  Sales and maturities of marketable securities were $60.2 million and $76.4 million for the six month periods ended June 30, 2007 and 2006, respectively.  Proceeds from sales of marketable securities in 2007 and 2006 were primarily used to fund operations and capital expenditures.

Cash Provided by Financing Activities

Cash provided by financing activities was $12.0 million and $132.9 million for the six month periods ended June 30, 2007 and 2006, respectively.  Cash provided by financing activities for the six month period ended June 30, 2007 primarily represents cash received from the exercise of stock options.  Cash provided by financing activities for the six month period ended June 30, 2006 was primarily due to proceeds received from a public offering of 11.5 million shares of our common stock at a public offering price of $11.75 per share resulting in net proceeds of approximately $128.0 million.

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

Upon achievement of certain development milestones with respect to our anti-IP-10 antibody program, but no later than September 4, 2007, we may be required to pay the former shareholders of Ability Biomedical an additional amount of approximately $4.6 million subject to an interest component in cash and/or common stock subject to fluctuations in currency exchange rates. In lieu of such additional payment, we also have the option to revert to the original joint collaboration agreement with the former shareholders of Ability Biomedical whereby each party would be responsible for 50% of the costs associated with the anti-IP-10 antibody.

In January 2005, we announced the closing of a collaboration and co-promotion agreement and a related securities purchase agreement with BMS. Under the terms of the collaboration, we and BMS each granted the other certain intellectual property licenses and product rights on a worldwide basis in order to enable us to collaborate in research and development of certain therapeutic antibody-based product candidates for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by us to BMS of a license to commercialize ipilimumab, a fully human antibody product candidate developed using our UltiMAb Human Antibody Development System®. Ipilimumab is currently under investigation for the treatment of a broad range of cancers. The collaboration also includes the grant by us to BMS of a sub-license to MDX-1379, a gp100 peptide vaccine licensed by us from the U.S. Public Health Service, for use with ipilimumab for the treatment of metastatic melanoma. We and BMS are currently conducting three separate registrational studies of ipilimumab for metastatic melanoma under three separate Special Protocol Assessment agreements with the FDA. One is a monotherapy study of ipilimumab in second-line (previously treated with melanoma therapy other than ipilimumab) metastatic melanoma that completed enrollment in 2006.  This monotherapy study is the subject of a potential BLA filing in late 2007 / early 2008. A Phase III clinical trial of ipilimumab used in combination with chemotherapy in first-line (previously untreated) patients with metastatic melanoma was initiated in June 2006 and is currently underway. The third study is an ongoing Phase III clinical trial with ipilimumab and MDX 1379 combination therapy in Stage III and Stage IV metastatic melanoma patients. Each of these trials is being conducted at multiple sites worldwide.

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

Through June 30, 2007, we have not made any milestone payments to Kirin although approximately $2.8 million has been paid to Kirin as of June 30, 2007 representing a payment due Kirin as a result of our collaboration with Pfizer, Inc., or Pfizer. In addition, based on a total of four product candidates we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2008, we may be required to make milestone payments to Kirin aggregating up to approximately $17.0 million with respect to such product candidates, or a maximum of approximately $4.25 million per product candidate. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody product candidates. In addition, we have entered into other third-party agreements that contain licenses associated with antibody product candidates that target specific antigens. Many of these agreements contain milestone payments that are due with respect to product candidates using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our product candidates currently under development trigger such milestone payments. Through June 30, 2007, we had made milestone payments of approximately $0.3 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of nine product candidates we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2008, we may be obligated to make future milestone payments aggregating up to approximately $59.6 million with respect to such product candidates. In general, potential milestone payments for our antibody product candidates may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

Future Liquidity Resources

Our current sources of liquidity are our cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, contract and licensing revenue and sales of our product candidates for research. We believe that such sources of liquidity will be sufficient to meet our operating, debt service, and capital requirements for at least the next 24 months. To the extent our 2.25% Notes are converted into shares of our common stock on or before their maturity date, we will have use of that portion of the principal amount of the notes to fund our on-going operations. In any event, we may require additional financing within this time frame and may raise funds through public or private financings, line of credit arrangements, collaborative relationships and/or other methods. The use of cash on hand or other financial alternatives will depend on several factors including, but not limited to, the future success of our product candidates in clinical development, the prevailing interest rate environment, and access to the capital markets. We cannot assure you that we will be able to raise such additional funds. We may be unable to raise sufficient funds to complete development of any of our product candidates or to continue operations. As a result, we may face delay, reduction or elimination of research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.

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

Changes in Internal Controls Over   Financial Reporting: Such evaluation did not identify any significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II — Other Information

Item 1. Legal Proceedings

The SEC is conducting an informal inquiry into our historical stock option granting practices and related accounting and disclosures.  In addition, we have received a subpoena from the U.S. Attorney’s Office, District of New Jersey, relating to the same matters.  At the conclusion of this inquiry and investigation, we could be subject to criminal or civil charges and significant fines or penalties.

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

Item 1A. Risk Factors

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our Form 10-Q filed on May 7, 2007 with the SEC for the period ended March 31, 2007.

Additional factors that might affect future results include the following:

Risks Related to Our Business and Industry

Successful development of our product candidates is uncertain.

Based on public disclosures, as of August 1, 2007, regulatory applications, including INDs, have been submitted to the FDA or comparable foreign authorities for over 30 product candidates derived from our UltiMAb® platform. Neither we nor our partners have any product candidates employing our human antibody technology that have been approved for sale by the FDA or comparable foreign authorities and/or commercialized. Product candidates employing our human antibody technology have not advanced, and may not advance, beyond clinical development and may not demonstrate clinical safety and effectiveness.

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

• changes in legal and regulatory requirements; and

• failure to achieve market acceptance.

In certain instances, we have experienced delays in our product development and clinical testing as a result of slower than anticipated patient recruitment. In a number of instances, we have terminated the development of certain product candidates in the early stages of human clinical testing due to a lack of effectiveness.

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

We have incurred large operating losses, and we anticipate that these losses will continue for the foreseeable future. In particular, as of June 30, 2007, we had an accumulated deficit of approximately $894.3 million. Our net loss was $181.7 million for the year ended December 31, 2006.  Although we recorded net income of $69.3 million for the six month period ended June 30, 2007 (which was the result of the sale of a portion of our Genmab stock) our operating loss for the period was $90.8 million. Our losses have resulted principally from:

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

• manufacturing clinical supplies of our antibody product candidates;

• establishing new collaborations; and

• new technologies.

In addition, we may be obligated to make milestone payments with respect to certain of our product candidates as they progress through the clinical trial process.

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

The SEC is conducting an informal inquiry into our historical stock option granting practices and related accounting and disclosures.  In addition, the United States Attorney’s Office for the District of New Jersey is conducting a grand jury investigation relating to the same matters.   We understand that the governmental inquiry and investigation relate to the same subject matter underlying the investigation (the “Investigation”) conducted by a special investigation committee of our independent directors relating to our stock option grant practices from 1996 through June 30, 2006.  Based upon the information obtained in the Investigation, through July 2002, we had a practice, in many instances, of selecting dates for our stock option grants and restricted stock grants as of the date when the stock price was the lowest during the month of grant, without disclosing this practice in our public filings and without properly measuring the compensation expense on a date that the terms of the equity awards were finalized.  Subsequent to July 2002, while this practice of selecting dates ceased by us in response to new legal and regulatory reporting requirements, there were two annual equity grants for rank and file employees for which the measurement dates differed from the grant dates recorded in our books and records, which the Investigation revealed were primarily a result of administrative delays, with no apparent intent to achieve favorable exercise prices.  Based on the results of the Investigation, we restated our financial statements for the quarter ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively.

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

To obtain FDA approval to market a new drug product, we or our partners must demonstrate proof of safety and efficacy in humans. To meet these requirements, we or our partners will have to conduct extensive preclinical testing and “adequate and well-controlled” clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per trial. Delays associated with product candidates for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. Moreover, we will continue to be affected by delays associated with the preclinical testing and clinical trials of certain product candidates conducted by our partners over which we have no control. The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

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

Even if we obtain positive results from preclinical or clinical trials, we may not achieve the same success in future trials. Clinical trials may not demonstrate statistically sufficient safety and effectiveness to obtain the requisite regulatory approvals for our product candidates. In a number of instances, we have terminated the development of certain product candidates in the early stages of human clinical testing due to a lack of effectiveness.

Generally, our clinical trials, including our melanoma trials for ipilimumab, are conducted in patients with serious or life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and in some cases, our product candidate is used in combination with approved therapies that themselves have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our product candidates. The most common adverse events associated with our trials of ipilimumab have consisted of flu-like symptoms such as fever, chills and nausea. These events were expected and generally responded to standard medical therapy. In addition, some patients have experienced anticipated drug-related immune-mediated events, such as diarrhea, rash, reduced pituitary function, colitis and increased liver enzymes, ranging from mild in most cases to severe in a very small number of instances. Other than a very small number of fatalities not directly related to progression or complications of the disease being treated, representing approximately 1% of over 1,000 patients treated in all previous trials, which may or may not be attributable to our product candidate, most events resolved with treatment. We cannot assure you that additional safety issues will not arise with respect to our products in the future.

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

Products employing our antibody technology may fail to gain market acceptance.

Even if clinical trials demonstrate the safety and efficacy of product candidates developed by us or our partners using our technology and all regulatory approvals have been obtained, products employing our antibody technology may not gain market acceptance among physicians, patients, third-party payors and the medical community. For example, the current delivery systems for antibody-based therapeutic products are intravenous and subcutaneous injection, which are generally less well received by patients than tablet or capsule delivery. The degree of market acceptance of any products employing our technology will depend on a number of factors, including, for example:

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

We depend, in part, on our partners to support our business, including the development of product candidates generated through the use of our antibody technology. In particular, under the terms of our collaboration and co-promotion agreement with BMS, we have granted a license to commercialize our lead product candidate, ipilimumab, to BMS for the treatment of all diseases. We have also granted to BMS a sub-license to MDX-1379 for use in combination with ipilimumab for the treatment of metastatic melanoma. The successful development and commercialization of ipilimumab is dependent, in large part, on the actions of BMS, which are outside of our control. The failure of BMS to act in accordance with its obligations under the collaboration and co-promotion agreement or to prioritize or devote sufficient resources to ipilimumab development and commercialization, or a change of control of BMS, may cause us to incur substantial additional costs in order to develop and commercialize ipilimumab, which could materially harm our business.

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

• our partners may not develop product candidates generated using our antibody technology as expected; and

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

Our licensing partners generally have the right to terminate our partnerships at any time. Our ability to continue our current partnerships and to enter into additional partnerships is dependent in large part on our ability to successfully demonstrate that our UltiMAb® technology is an attractive method of developing fully human antibody therapeutic products. Existing or potential partners may pursue alternative technologies, including those of our competitors, or enter into other transactions that could make a collaboration with us less attractive to them. For example, if an existing partner purchases or is purchased by a company that is one of our competitors, that company could be less willing to continue its collaboration with us and may, instead, become one of our competitors. In April 2006, Abgenix and Amgen completed a merger that resulted in Amgen’s ownership of Abgenix’s XenoMouse® technology.  As a result, Amgen may be less willing to continue its collaboration with us and may, through the use of the XenoMouse® technology, engage in direct competition with us in the area of generating fully human monoclonal antibodies for antibody-based therapeutics. In addition, a company that has a strategy of purchasing companies rather than entering into partnership arrangements might have less incentive to enter into a collaboration agreement with us. Moreover, disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future partner. Lengthy negotiations with potential new partners or disagreements between us and our partners may lead to delays or termination in the research, development or commercialization of product candidates. If we are not able to establish additional partnerships on terms that are favorable to us or if a significant number of our existing partnerships are terminated and we cannot replace them, we may be required to increase our internal product development and commercialization efforts. This would likely:

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

We currently own approximately 60% of the outstanding common stock of Celldex Therapeutics, Inc., a privately held biopharmaceutical company.  Due to the size of our equity interest in Celldex, we are currently required to consolidate the operations of Celldex in our financial statements, which results in the inclusion of their losses in our financial statements.  We are unable to predict what such losses will be. For the year ended December 31, 2006 and the six month period ended June 30, 2007, our share, net of minority interest, of Celldex’s net loss included in our financial statements was approximately $10.3 million and $4.4 million, respectively.

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

The administration of drugs to humans, in clinical trials or after approval and during commercialization, may expose us to product liability claims. Consumers, healthcare producers or persons selling products based on our technology may be able to bring claims against us based on the use of our product candidates in clinical trials and the sale of products based on our technology. Product liability claims may be expensive to defend and may result in large judgments against us. We have obtained limited product liability coverage for our clinical trials, under which coverage limits are $20.0 million per occurrence and $20.0 million in the aggregate. Although we believe these coverage limits are adequate, we cannot be certain that the insurance policies will be sufficient to cover all claims that may be made against us. We intend to increase our coverage limits as we progress into additional late-stage clinical trials and to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for product candidates in development. Product liability insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms.

In November 1998, we voluntarily suspended clinical trials for one of our product candidates after some patients experienced serious adverse events, or SAEs. This product candidate did not employ our core fully human antibody technology and we have determined not to pursue further development of this product candidate. As a result of these SAEs, we received a small number of claims, of which five resulted in lawsuits being filed. All of these lawsuits have been settled for insubstantial amounts. We cannot make assurances that additional claims will not be filed against us relating to these SAEs or arising out of any other clinical trial we have conducted or will conduct in the future.

Generally, our clinical trials, including our melanoma trials for ipilimumab, are conducted in patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and in some cases, our product candidate is used in combination with approved therapies that themselves have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our product candidates. The most common adverse events associated with our melanoma trials of ipilimumab have consisted of flu-like symptoms such as fever, chills and nausea. These events were expected and generally responded to standard medical therapy. In addition, some patients have experienced anticipated drug-related immune-mediated adverse events, such as diarrhea, rash, reduced pituitary function, colitis and increased liver enzymes, ranging from mild in most cases to severe in a very small number of instances. Almost all of these adverse events responded to medical therapy. In a very small number of instances (approximately 1% of over 1,000 patients treated), fatalities not directly related to disease progression or complications have occurred during the course of these trials—such fatalities may or may not be attributable to our product candidate. Any of these events or any other adverse events in any of our other clinical trials could result in a product liability claim. Any such claims against us, regardless of their merit, could result in significant awards against us, which could materially harm our business, financial condition and results of operations.

We face intense competition and rapid technological change.

The development of biotechnology and pharmaceutical products is a highly competitive business subject to significant and rapid technological change. We face competition in several different forms. First, our human antibody generation activities currently face competition from competitors with similar technology to ours as well as distinctly different technologies. Second, the actual product candidates being developed by us or by our partners also face actual and potential competition. Developments by our competitors may render our human antibody technology or our products obsolete or non-competitive.

We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapeutics. Some of these companies have commenced clinical trials of antibody product candidates or have successfully commercialized antibody products. Many of these companies are addressing the same disease indications as are we and our partners. Also, we compete with companies that offer antibody generation services to other companies that have disease related target antigens. These competitors have specific expertise or technology related to monoclonal antibody development. In the past, we competed directly with Abgenix, which merged with Amgen in April 2006, with respect to the generation of fully human antibodies from transgenic mice. As a result of the merger, Amgen owns Abgenix’s XenoMouse® technology and may engage in direct competition with us in the area of generating fully human monoclonal antibodies for antibody-based therapeutics.  Regeneron has licensed its VelocImmune® monoclonal antibody generation technology to each of AstraZeneca and Astellas Pharma Inc., respectively, potentially enabling AstraZeneca and Astellas to compete with us in the generation of therapeutic antibodies.  Regeneron may also compete with us directly in the generation of therapeutic antibodies or may enter into additional licenses with other companies.  AstraZeneca also has access to antibody generation technologies through its ownership of Cambridge Antibody Technology.  In addition, we have entered into agreements with each of Kirin and Genmab, respectively, that grant these companies licenses to our proprietary transgenic mouse technology platform, enabling them to compete with us in offering antibody generation and development services in certain markets.

We have entered into license agreements with Pfizer, designed to give each party freedom to operate with respect to the development and commercialization of antibodies to CTLA-4. Among other things, these license agreements allow Pfizer to compete with us in such development and commercialization efforts, but Pfizer is obligated to make certain milestone and royalty payments to us based upon future sales of any Pfizer anti-CTLA-4 antibody product. Pfizer is developing CP-675,206, a fully human antibody generated by using transgenic mouse technology substantially similar to our HuMAb-Mouse® technology that targets the T-cell receptor CTLA-4. According to publicly available information, Pfizer is conducting a first line Phase III clinical trial comparing CP-675,206 alone to chemotherapy alone for metastatic melanoma, as well as in a second-line clinical trial of CP-675,206 as a monotherapy for metastatic melanoma.

Xenerex and XTL have developed technologies that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies in functionally modified mice. Numerous additional companies are developing therapeutic product candidates comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies that do not involve immunization of animals for creating antibodies comprising human antibody sequences.  XOMA and PDL BioPharma both offer technologies to convert mouse antibodies into antibodies closely resembling human antibodies. In addition, phage display technology is being used by companies, such as CAT, Dyax and MorphoSys to generate potentially therapeutic products comprising human antibody sequences. Companies such as Johnson & Johnson, MedImmune (a subsidiary of AstraZeneca), Amgen, Biogen Idec, Novartis, Genentech, PDL BioPharma, Wyeth, Abbott Laboratories and GlaxoSmithKline have generated therapeutic products that are currently in development or on the market and that are derived from recombinant DNA that comprise human antibody components.

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

In addition, Pfizer has obtained orphan drug designation in the United States for CP-675,206 for specific patient populations, including metastatic melanoma.  In April 2007, Pfizer, Medarex and BMS each agreed that it would not assert any orphan drug exclusivity to, and would take commercially reasonable steps to assure that such exclusivity does not, block one another from obtaining approval for their respective anti-CTLA4 antibody products anywhere in the world.

Prior to the agreement in April 2007, if Pfizer had been first to receive approval by the FDA for such patient populations, and CP-675,206 and ipilimumab were to be considered to be the “same” drug for orphan exclusivity purposes, Pfizer could have obtained exclusivity that would potentially have blocked us and our partner BMS from obtaining approval in the United States to sell ipilimumab, whether as a monotherapy or combination therapy, for such patient populations, including metastatic melanoma.

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

Government regulation substantially increases the cost and risk of researching, developing, manufacturing, and selling our products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. We or our partners must obtain and maintain regulatory authorization to conduct clinical trials. We or our partners must obtain regulatory approval for each product candidate we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive preclinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product’s safety, efficacy, potency and purity for each intended use. The development and approval process takes many years, requires substantial resources, and may never lead to the approval of a product. Failure to obtain regulatory approvals, or delays in obtaining regulatory approvals may:

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

•       recommendations by the FDA or other regulatory authorities against governmental contracts; and

•       criminal prosecutions.

In certain cases, we expect to rely on our partners to file INDs with the FDA and to direct the regulatory approval process for product candidates employing our human antibody technology. Our partners may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for their product candidates employing our human antibody technology. If they fail to obtain required governmental approvals, our partners will be delayed or precluded from marketing these products. As a result, commercial use of products employing our technology will not occur and our business, financial condition and results of operations may be materially harmed.

We do not have, and may never obtain, the regulatory approvals we need to market our product candidates.

Following completion of clinical trials, the results are evaluated and, depending on the outcome, submitted to the FDA in the form of a BLA or NDA, to obtain FDA approval of the product and authorization to commence commercial marketing. In responding to a BLA or NDA, the FDA may require additional testing or information, may require that the product labeling be modified, may impose post-approval study or reporting requirements or other restrictions on product distribution, or may deny the application.  The FDA has established performance goals for review of NDAs and BLAs – six months for priority applications and 10-12 months or longer for standard application.  However, the FDA is not required to complete its review within these time periods. The timing of final FDA review and action varies greatly, but can take years in some cases and often involves the input of an FDA advisory committee of outside experts. Product sales in the U.S. may commence only when a BLA or NDA is approved.

To date, we have not applied for or received the regulatory approvals required for the commercial sale of any of our product candidates in the U.S. or in any foreign jurisdiction. None of our product candidates has been determined to be safe and effective. We have only limited experience in filing and pursuing applications necessary to obtain regulatory approval. It is possible that none of our product candidates will be approved for marketing.

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

We do not have exclusive access to the patents underlying the HuMAb-Mouse®. In March 1997, prior to our acquisition of GenPharm, GenPharm entered into a cross-license and settlement agreement with Abgenix, Cell Genesys, Inc., Xenotech, L.P. and Japan Tobacco, Inc., pursuant to which Abgenix and these entities paid GenPharm a total of approximately $38.6 million in exchange for a non-exclusive license to certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies that are integral to our product candidates and business. These patents, patent applications, third party licenses and inventions form the basis of our HuMAb-Mouse® technology.  Abgenix completed its merger with Amgen in April 2006.  As a result, Amgen has access to such patents, patent applications, third party licenses and inventions. Our business may suffer from the competition of these entities and their licensees and sublicensees.

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

We currently produce our product candidates and our partners’ product candidates using recombinant antibodies from host cells and may choose to produce additional product candidates in this manner.  If any of our antibody product candidates are produced in the manner ultimately claimed in the Genentech patent, which claims survive the re-examination and any appeal processes, then we may need to obtain a license, should one be available.  We have a license to this patent from Genentech for our anti-CTLA-4 product candidate (ipilimumab) but currently do not have licenses for any of our other antibody product candidates.  If we desire a license for any of our other antibody product candidates and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to use Genentech’s techniques to make recombinant antibodies in or to import them into the United States.

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

If our antibody product candidates (or those antibody product candidates of our partners using our human antibody technology) or their commercial use or production are covered by any of the claims of the aforementioned patents or any other patents, or patents that may issue from the aforementioned patent applications or any other patent applications, then we or our partners may need a license to one or more of these patents.  Further, we are aware of a number of other third party patent applications that, if granted, with claims as currently drafted, may cover our and our partners’ current or planned activities.  We cannot assure you that our product candidates and/or actions in developing or selling human antibody product candidates will not infringe such patents.  We intend to seek licenses to such patents when, in our judgment, such licenses are needed.  If any licenses are required, there can be no assurance that we will be able to obtain any such license on commercially favorable terms, if at all, and if these licenses are not obtained, we might be prevented from using certain of our technologies for the generation of our recombinant human antibody product candidates.  Our failure to obtain a license to any technology that we may require may materially harm our business, financial condition and results of operations.

Risks Related to Our Common Stock

Our stock price may be volatile.

Historically, there has been significant volatility in the market prices of biotechnology companies’ securities. During the two-year period ended June 30, 2007, the sale prices of our common stock ranged between $7.45 and $16.59.  Various factors and events may have a significant impact on the market price of our common stock. These factors include, by way of example:

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

•       public concern as to the safety and effectiveness of our product candidates or products;

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

As of July 31, 2007, we had 16,248,877 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our equity incentive plans having a weighted average exercise price of $9.88 per share and we had reserved 6,922,499 shares of common stock for issuance pursuant to future grants of options under our equity incentive plans. We have filed registration statements on Form S-8 under the Securities Act covering all of these shares with the exception of the 5,500,000 shares discussed in the following paragraph. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

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

As of July 31, 2007, we had reserved 619,372 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 under the Securities Act covering all of those shares. All shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ Global Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of July 31, 2007, we had 10,936,935 shares of common stock reserved for issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

Future sales of our common stock or other securities could cause the market price of our common stock to decline.

As of July 31, 2007, we had 126,897,993 shares of common stock outstanding, of which approximately 8,500,000 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. As of July 31, 2007, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 17, 2007, our shareholders elected:  (i) three Class III Directors each to serve for a term to expire in 2010; and (ii) one Class II Director to serve for a term to expire in 2008.  Our shareholders also voted to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2007. Out of the 125,710,446 eligible votes, the following votes were cast at the meeting either by proxies solicited in accordance with Section 14 of the Securities Exchange Act of 1934, as amended, and the regulations set forth thereunder, or by securities holders voting in person. With respect to the election of directors, abstentions are treated as votes withheld and are included in the table:

Proposal 1

Director Nominees—Class III	Votes For	Votes Withheld
Abhijeet J. Lele	101,224,243	2,127,640
Irwin Lerner	95,732,846	7,619,037
Julius A. Vida, Ph.D.	99,101,174	4,250,709

Proposal 2

Director Nominee—Class IIb	Votes For	Votes Withheld
Robert C. Dinerstein	101,112,868	2,239,015

The following persons are incumbent directors whose terms of office continue after the Annual Meeting of Shareholders:

Class II Terms Expiring in 2008	Class I Terms Expiring in 2009
Patricia M. Danzon, Ph.D.	Ronald J. Saldarini, Ph.D.
Charles R. Schaller

Proposal 3

Ratification of the selection of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the year ending December 31, 2007:

FOR	AGAINST	ABSTAIN
98,683,798	4,498,019	170,066

Item 6. Exhibits

(a)                         Exhibits:

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003.

Exhibit 3.2	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed July 29, 2005.

Exhibit 4.1	Reference is made to Exhibits 3.1 and 3.2.

Exhibit 4.2	Form of Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-39956) filed April 12, 1991.

Exhibit 4.3	Form of Rights Agreement (including Form of Rights Certificate), incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 25, 2001.

Exhibit 4.4	Indenture dated May 3, 2004 between the Registrant and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed May 4, 2004.

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

Exhibit 10. 1†	Amendment to Cross-License Agreement dated April 25, 2007, between the Registrant and Pfizer Inc.

Exhibit 10.2†	Amendment No. 1 to Collaboration and Co-Promotion Agreement dated April 25, 2007, between the Registrant and Bristol-Myers Squibb Company.

Exhibit 10.3	Orphan Drug Exclusivity Waiver Agreement dated April 25, 2007, between the Registrant, Bristol Myers-Squibb Company and Pfizer Inc.

Exhibit 10.4	Letter Agreement between Howard H. Pien and Registrant dated May 16, 2007, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 16, 2007.

Exhibit 10.5	Medarex, Inc. Incentive Stock Option Agreement for 2005 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 22, 2007.

Exhibit 10.6	Medarex, Inc. Nonqualified Stock Option Agreement for 2005 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.3 to Registrant’s

Current Report on Form 8-K filed May 22, 2007.

Exhibit 10.7

Medarex, Inc. Non-Employee Director Nonqualified Stock Option Agreement for 2005 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed May 22, 2007.

Exhibit 10.8	Medarex, Inc. 2005 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 22, 2007.

Exhibit 10.9	Restricted Stock Agreement dated as of June 29, 2007 between the Registrant and Howard H. Pien.

Exhibit 10.10	Stock Option Agreement dated as of June 29, 2007 between the Registrant and Howard H. Pien.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†  Confidential treatment has been requested for certain portions of this exhibit.  The redacted exhibits have been filed separately with the SEC as required by Rule 406 of Regulation C.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDAREX, INC.
(Registrant)

Date: August 3, 2007	By:	/s/ HOWARD H. PIEN
Howard H. Pien President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2007	By:	/s/ CHRISTIAN S. SCHADE
Christian S. Schade Senior Vice President Finance & Administration, Chief Financial Officer (Principal Financial and Accounting Officer)