Form 10-Q
period 2007-09-30
MEDAREX INC
filed 2007-11-02
CIK 874255

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check ☒ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2007
Common Stock, $.01 par value	127,271,314

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$33,725	$34,511
Marketable securities	360,872	304,983
Marketable securities - Genmab	—	150,000
Prepaid expenses and other current assets	23,266	22,271
Total current assets	417,863	511,765

Property, buildings and equipment:
Land	6,780	6,780
Buildings and leasehold improvements	86,677	85,123
Machinery and equipment	64,537	61,076
Furniture and fixtures	5,073	5,025
	163,067	158,004
Less accumulated depreciation and amortization	(84,330)	(73,663)
	78,737	84,341

Marketable securities - Genmab	296,957	344,382
Investments in, and advances to, other partners	6,041	8,141
Segregated cash	1,479	1,477
Other assets	3,672	4,587

Total assets	$804,749	$954,693

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$3,346	$7,154
Accrued liabilities	50,411	42,250
Deferred contract revenue - current	27,754	21,032
Total current liabilities	81,511	70,436

Deferred contract revenue - long-term	86,042	94,115
Other long-term liabilities	3,612	3,689
2.25% Convertible senior notes due May 15, 2011	143,024	141,581
Minority interest	157	4,699

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 127,218,463 shares issued and 127,184,623 outstanding at September 30, 2007 and 124,288,191 shares issued and 124,244,059 outstanding shares outstanding at December 31, 2006	1,272	1,243
Capital in excess of par value	1,138,053	1,107,487
Treasury stock, at cost 33,840 shares in 2007 and 44,132 shares in 2006	(85)	(111)
Accumulated other comprehensive income	297,061	495,208
Accumulated deficit	(945,898)	(963,654)

Total shareholders’ equity	490,403	640,173
Total liabilities and shareholders’ equity	$804,749	$954,693

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Contract and license revenues	$6,758	$6,347	$19,054	$20,362
Contract and license revenues from Genmab	215	375	1,717	1,158
Reimbursement of development costs	5,454	5,714	14,990	15,800
Total revenues	12,427	12,436	35,761	37,320

Costs and expenses:
Research and development	49,165	48,350	141,460	142,324
General and administrative	13,149	15,451	35,020	35,127
Acquisition of in-process technology	6,900	—	6,900	—
Total costs and expenses	69,214	63,801	183,380	177,451
Operating loss	(56,787)	(51,365)	(147,619)	(140,131)

Equity in net loss of affiliate	—	—	—	(1,037)
Interest and dividend income	5,176	4,841	15,460	12,677
Gain on sale of Genmab stock	—	—	152,143	—
Impairment loss on investments in partners	—	—	(2,141)	—
Interest expense	(1,541)	(1,055)	(4,622)	(3,166)
Minority interest - Celldex	1,602	1,675	4,542	4,781
Non-cash gain on loss of significant influence in Genmab	—	—	—	3,202
Income (loss) before provision for income taxes	(51,550)	(45,904)	17,763	(123,674)
Provision for income taxes	5	37	7	321
Net income (loss)	$(51,555)	$(45,941)	$17,756	$(123,995)

Net income (loss) per share:
- basic	$(0.41)	$(0.37)	$0.14	$(1.04)
- diluted	$(0.41)	$(0.37)	$0.14	$(1.04)

Weighted average number of common shares outstanding
- basic	127,125	124,555	126,200	119,698
- diluted	127,125	124,555	128,501	119,698

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2007	2006

Operating activities:
Net income (loss)	$17,756	$(123,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,158	9,822
Amortization	2,489	2,478
Net bond (discount)/premium amortization	(1,570)	(2,527)
Stock options and awards to employees	15,821	14,099
Non cash revenue	—	(1,339)
Non-cash gain on loss of significant influence in Genmab	—	(3,202)
Equity in net loss of Genmab	—	1,037
Gain on sale of Genmab	(152,143)	—
Impairment losses on investments in partners and other assets	2,141	—
Minority interest in net loss	(4,542)	(4,781)
License fees puchased with stock	330	—
Changes in operating assets and liabilities
Other current assets	(995)	5,405
Trade accounts payable	(3,808)	726
Accrued liabilities	9,265	17,573
Deferred contract revenue	(1,351)	(10,138)
Net cash used in operating activities	(106,449)	(94,842)

Investing activities:
Purchase of property and equipment	(5,063)	(9,527)
Investment in partner	—	(500)
Proceeds from sale of Genmab	152,143	—
Proceeds from sale of Land	—	16
Increase in segregated cash	(2)	(26)
Purchase of marketable securities	(152,143)	(192,005)
Sales and maturities of marketable securities	96,224	113,095
Net cash provided by (used in) investing activities	91,159	(88,947)

Financing activities:
Cash received from sales of securities and exercise of stock options, net	13,178	133,451
Principal payments under capital lease obligations	(22)	(20)
Net cash provided by financing activities	13,156	133,431
Effect of exchange rate differences on cash and cash equivalents	837	1,624
Net (decrease) increase in cash and cash equivalents	(1,297)	(48,734)
Cash and cash equivalents at beginning of period	34,511	90,602
Cash and cash equivalents at end of period	$33,214	$41,868

Non-cash investing and financing activities:
Unrealized gain (loss) on investment in Genmab	$(45,281)	$306,860

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$35	$313
Interest	$1,691	$1,697

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

1.                             Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Medarex, Inc. and its subsidiaries (collectively, the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods ended September 30, 2007 and 2006.

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

Net Income (Loss) per Share

Basic and diluted net income (loss) per share are computed in accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 128, Earnings per Share. Basic net income (loss) per share is based upon the number of weighted average shares of common stock outstanding. Diluted net income (loss) per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock during the nine month period ended September 30, 2007, which are included under the treasury stock method, as well as the assumed conversion of convertible senior notes. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three month period ended September 30, 2007 and the three and nine month periods ended September 30, 2006, as their effect is antidilutive. Convertible senior notes have been excluded from the computation of diluted income per share for the nine month period ended September 30, 2007 as their effect is antidilutive. A summary of such potentially dilutive securities is as follows:

The following table sets forth the computation of basic and diluted income per share for the nine months ended September 30, 2007:

Income (Numerator):
Net income for basic and diluted income per share	$17,756

Shares (Denominator):
Weighted average shares for basic income per share	126,200,394
Effect of dilutive securities (stock options)	2,300,942
Weighted average shares for diluted income per share	128,501,336

Basic income per share	$0.14
Diluted income per share	$0.14

The following table sets forth potential shares of common stock that would be issued if all of the convertible notes were converted to common stock and all of the outstanding stock options were exercised, without regard to whether the convertible notes or outstanding stock options were “in the money”. These potential shares of common stock are not included in the computation of diluted net loss per share for the three months ended September 30, 2007 and three and nine months ended September 30, 2006 because to do so would be antidilutive.

	Three Months Ended September 30, 2007	Three and Nine Months Ended September 30, 2006
Convertible notes	10,936,935	10,936,935
Outstanding stock options	17,538,288	17,786,823
	28,475,223	28,723,758

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

The Company recorded no impairment charges related to investments in partners whose securities are publicly traded for the three and nine month periods ended September 30, 2007 and 2006. The Company recorded impairment charges of $0 and $2.1 million in partners whose securities are privately held for the three and nine month periods ended September 30, 2007. The Company recorded no impairment charges related to investments in partners whose securities are privately held for the three and nine month periods ended September 30, 2006. If the Company deems any of its investments to be further impaired at the end of any future period, it may incur additional impairment charges on these investments.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard. The Company has adopted FIN 48 as of January 1, 2007, as required and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations. The Company did not recognize interest or penalties related to income tax during the three and nine month periods ended September 30, 2007 or 2006 and did not accrue for interest or penalties as of September 30, 2007 or December 31, 2006. The Company does not have an accrual for uncertain tax positions as of September 30, 2007 or December 31, 2006. Tax returns for all years 2000 and thereafter are subject to future examination by tax authorities.

Recently Issued Accounting Pronouncements

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

3.                              Equity-Based Compensation

The Company’s stock awards are governed by its 2005 Equity Incentive Plan, as amended (the “Plan”). The exercise price of stock options under the Plan is determined by the Compensation and Organization Committee of the Board of Directors of the Company (the “Committee”). The term is fixed by the Committee, but no incentive stock option is exercisable after 10 years from the grant date. Stock options generally vest over a four year period. As of September 30, 2007, a total of 5,355,753 shares were available for future grants under the Plan.

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

The total stock based compensation cost relating to Statement 123(R) for the three month period ended September 30, 2007 has been included in the consolidated statement of operations within research and development expenses ($2.7 million) and general and administrative expenses ($4.0 million). The total stock-based compensation cost relating to Statement 123(R) for the nine month period ended September 30, 2007 has been included in the consolidated statement of operations within research and development expenses ($7.5 million) and general and administrative expenses ($7.8 million).

The total stock based compensation cost relating to Statement 123(R) for the three month period ended September 30, 2006 has been included in the consolidated statement of operations within research and development expenses ($2.9 million) and general and administrative expenses ($2.1 million). The total stock based compensation cost relating to Statement 123(R) for the nine month period ended September 30, 2006 has been included in the consolidated statement of operations within research and development expenses ($7.7 million) and general and administrative expenses ($6.4 million).

The following summarizes all stock option transactions for the Company under the Plan for the period from January 1, 2007 through September 30, 2007.

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	17,336,930	$8.83
Granted	2,993,789	15.93
Exercised	(2,315,732)	5.91
Canceled	(220,805)	39.16
Forfeited	(810,963)	8.72
Outstanding at end of period	16,983,219	10.62	6.8	$80,175

Exercisable at end of period	10,887,011	9.63	5.6	$64,070

Vested and unvested expected to vest at September 30, 2007	16,453,035	10.53	6.7	$79,206

The weighted-average grant-date fair value of options granted during the nine month periods ended September 30, 2007 and 2006 were $10.78 and $7.29, respectively. The aggregate intrinsic value of options exercised during these same periods was $17.9 million and $6.5 million, respectively. The grant-date fair value of shares which vested during the nine month periods ended September 30, 2007 and 2006 was $16.8 million and $20.4 million, respectively. Cash proceeds from stock options exercised during the nine month periods ended September 30, 2007 and 2006 totaled $13.7 million and $4.5 million, respectively.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Expected stock price volatility	81.3%	82.7%	81.6%	82.8%
Risk-free interest rate	4.25%	4.59%	4.54%	4.62%
Expected life of options (years)	5.0	6.25	5.0	6.25
Expected dividend yield	0%	0%	0%	0%

As of September 30, 2007, the total unrecognized compensation cost related to non-vested stock options was approximately $40.7 million. This cost is expected to be recognized over a weighted average period of 2.7 years.

Deferred Compensation

The Company maintains deferred compensation programs, under which certain of the Company’s executive officers elected to have a portion of their bonuses, which were otherwise payable in cash, converted to restricted stock units representing shares of the Company’s common stock. Participants in the deferred compensation programs could elect to defer up to 50% of their respective bonuses. The number of restricted stock units awarded upon such conversion was determined by dividing (i) the amount of the bonus to be converted by (ii) the fair market value of the Company’s common stock on the grant date. Participants in the deferred compensation programs elected to defer receipt of the common stock portion of their bonuses until the earlier of three years from the grant date or the participant’s termination from the Company. The bonus portion deferred by each of the participants is matched on a 1:1 basis by the Company and 25% of the match vested as of the respective grant dates. So long as a participant remains employed by the Company, an additional 25% of the Company’s matching contribution vests on each anniversary of the respective grant dates for the next three years. All benefits under each of the deferred compensation programs are distributed in separate payments and will be paid exclusively in the form of shares of the Company’s common stock. The expense associated with the Company’s matching contribution was approximately $0.1 million and $0.1 million for the three month periods ended September 30, 2007 and 2006, respectively and $0.2 million and $0.4 million for the nine month periods ended September 30, 2007 and 2006, respectively.

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

As part of the collaboration, the two companies committed to an initial multi-year budget of approximately $192.0 million to fund the development of ipilimumab as a potential treatment for a broad range of cancers. BMS is responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of product candidates intended solely for regulatory approval in the United States, and BMS will be fully responsible for all development efforts that relate solely to regulatory approval in Europe and other parts of the world. Approximately $4.7 million and $3.9 million of the Company’s revenue for the three month periods ended September 30, 2007 and 2006, respectively, and approximately $12.5 million and $11.7 million of the Company’s revenue for the nine month periods ended September 30, 2007 and 2006, respectively, represented the reimbursement of the Company’s costs associated with the development of ipilimumab recorded in compliance with EITF 99-19. The Company’s share of the BMS development costs for the three month periods ended September 30, 2007 and 2006 was approximately $7.6 million and $5.7 million, respectively, and the Company’s share of the BMS development costs for the nine-month periods ended September 30, 2007 and 2006 was approximately $18.3 million and $17.4 million, respectively, and is included as a component of research and development expense.

Under the terms of the collaboration, the Company could receive up to $205.0 million from BMS if all regulatory milestones are met, plus up to an additional $275.0 million in sales-related milestones. The Company will also have the option to co-promote any products in the United States, and, if the Company elects to exercise this option and has participated in the funding of the applicable Phase III clinical trial(s), the Company will receive up to 45% of any net profits, as defined, (and share in 45% of net losses, as defined) from commercial sales in the U.S. less a small percentage of net sales, in certain circumstances. In the event the Company chooses not to exercise its co-promotion rights, BMS will have exclusive commercial rights in the United States and will pay the Company royalties on any commercial sales. Outside the United States, BMS will have exclusive commercial rights and will pay the Company royalties on any commercial sales.

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

In June 2006, two derivative actions relating to the Company’s historical stock option granting practices were filed in New Jersey state court by shareholders purporting to act on behalf of Medarex, naming Medarex as a nominal defendant and certain current and former directors as defendants. The state actions were consolidated in August 2006, and an amended consolidated complaint was filed in October 2007. In November 2006 and January 2007, three additional derivative complaints were filed in the United States District Court for the District of New Jersey, containing nearly identical factual allegations concerning Medarex’s historical stock option granting practices. The federal actions were consolidated in April 2007, and an amended consolidated complaint was filed in June 2007. The complaints allege, among other things, that certain of Medarex’s officers and directors breached their fiduciary duties to the Company and violated federal securities laws in connection with public statements made in SEC filings relating to the Company’s historical stock option granting practices and related accounting. The complaints seek unspecified damages and equitable relief. All of the defendants moved to dismiss the federal action in October 2007. The potential outcome of these actions, if any, are not determinable at this time. We could be required to pay significant damages in connection with this litigation.

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

7.                                      Acquisition of Ability Biomedical Corporation

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

In August 2007, the Company agreed to pay the former shareholders of Ability Biomedical $6.9 million, representing the final payment due under the original share purchase agreement. A payment of $1.9 million was made to the former shareholders of Ability Biomedical in August 2007 and a final payment of $5.0 million is due on or before November 30, 2007.

The $6.9 million has been classified as in-process technology and was immediately written-off and included in the results of operations for the three and nine month periods ended September 30, 2007 since technological feasibility of the in-process technology had not yet been established and the technology had no alternative future use.

8.                             Contingencies

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

Through September 30, 2007, the Company has not made any milestone payments to Kirin. However, approximately $2.8 million has been paid to Kirin as of September 30, 2007 representing a payment due Kirin as a result of the Company’s collaboration with Pfizer. Based on a total of four product candidates the Company is developing, which use or the Company believes may use Kirin technology and that (i) are currently in clinical trials, or (ii) the Company anticipates may enter clinical trials through the end of 2008, the Company may be required to make milestone payments to Kirin aggregating up to approximately $17.0 million with respect to such product candidates, or a maximum of approximately $4.25 million per product candidate. The Company’s future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

Other Contingent Arrangements

The Company has entered into a number of other agreements that contain in-licenses of third-party technology (in addition to Kirin) which may be used together with the Company’s own platform technologies for the generation, development and/or manufacture of its antibody product candidates. In addition, the Company has entered into other third-party agreements that contain in-licenses associated with antibody product candidates that target specific antigens. Many of these agreements contain milestones payments that are due with respect to product candidates using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of the Company’s product candidates currently under development trigger such milestone payments. Through September 30, 2007, the Company had made milestone payments under these agreements of approximately $0.3 million. In addition, under the agreements the Company currently has in place (other than with Kirin), based on a total of nine product candidates the Company is developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which the Company anticipates may enter clinical trials before the end of 2008, the Company may be obligated to make future milestone payments aggregating up to approximately $59.6 million with respect to such product candidates. In general, potential milestone payments for antibody product candidates may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these milestone payments per product include:

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

9.                             Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the fair value of the Company’s marketable securities and foreign exchange translation adjustments. The following table sets forth the components of comprehensive income (loss):

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Net income (loss)	$(51,555)	$(45,941)	$17,756	$(123,995)
Unrealized gain (loss) on securities	(12,489)	74,456	(46,938)	309,104
Unrealized (loss) gain on foreign exchange	(1,110)	502	935	(3,842)
Total comprehensive income (loss)	$(65,154)	$29,017	$(28,247)	$181,267

10.          Segment Information

The Company is a biopharmaceutical company focused on the discovery, development and potential commercialization of fully human antibody-based therapeutic products. The operations of the Company and its subsidiaries constitute one business segment.

Revenue from customers representing 10% or more of total revenues is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Customer	2007	2006	2007	2006
Bristol-Myers Squibb	44%	37%	42%	38%
Pfizer	20%	20%	22%	20%

11.          Subsequent Event

On October 22, 2007 AVANT Immunotherapeutics, Inc. and Celldex announced the signing of a definitive merger agreement. The all-stock transaction, approved by both companies’ Boards of Directors, will combine the two companies under the name AVANT, and is currently expected to close in the first quarter of 2008. Closing of the merger is contingent upon a vote of approval by AVANT’s current shareholders at a special meeting of shareholders expected to take place in the first quarter of 2008. Upon successful completion of the merger, Celldex and AVANT shareholders will own 58% and 42% of the combined company on a fully diluted basis, respectively. It is expected that Medarex will own approximately 35% of the combined entity upon successful completion of the merger.

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

We have a history of operating losses and may not achieve profitability. As of September 30, 2007, we had an accumulated deficit of approximately $945.9 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our potential products, invest in research, move forward with our product development and prepare to commercialize our product(s). Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or sales of stock of partners in which we have an equity ownership or delay, reduce or eliminate certain of our research and development programs.

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

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities in the current assets section of our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded (other than Genmab) was approximately 1.2% and 2.2% of total marketable securities as of September 30, 2007 and December 31, 2006, respectively.

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

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in a separate line item in our consolidated balance sheet entitled “Investments in, and advances to, other partners” and were approximately $6.0 million as of September 30, 2007. These securities are carried at original investment cost and adjusted for other than temporary impairment charges, if any. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, management of these companies, such companies’ financial statements, and other external sources. Specifically, our determination of any potential impairment of the value of the securities of privately held companies includes an analysis of the following for each such privately held company on a periodic basis:  review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

The fair value of each option grant is estimated using the Black-Scholes option pricing method. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (generally 4 years). Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. In order to estimate the grant date fair value, option pricing models require the use of estimates and assumptions as to (i) the expected term of the option, (ii) the expected volatility of the price of the underlying stock, (iii) the risk free interest rate for the expected term of the option and (iv) pre-vesting forfeiture rates. The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior. The expected volatility of the price of the underlying stock is based on the historical volatility of our common stock. The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant. Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures. The following table sets forth the weighted average assumptions used to calculate the fair value of options granted for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	81.3%	82.7%	81.6%	82.8%
Risk free interest rate	4.25%	4.59%	4.54%	4.62%
Expected life of options (years)	5.0	6.25	5.0	6.25

Our results of operations for the three month periods ended September 30, 2007 and 2006 include share based compensation expense of approximately $6.6 million and $5.0 million, respectively. Our results of operations for the nine month periods ended September 30, 2007 and 2006 include share based compensation expense of approximately $15.2 million and $14.1 million, respectively. As of September 30, 2007, the total unrecognized compensation cost related to non-vested stock options was approximately $40.7 million. This cost is expected to be recognized over a weighted average period of 2.7 years.

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

•                          a significant underperformance relative to projected future results;

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

Results of Operations

Three months ended September 30, 2007 and 2006

Contract and License Revenues

Contract and license revenues totaled $6.8 million and $6.3 million for the three month periods ended September 30, 2007 and 2006, respectively, an increase of $0.5 million, or 6%. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $0.2 million and $0.4 million for the three month periods ended September 30, 2007 and 2006, respectively.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”). Reimbursement of development costs totaled $5.5 million and $5.7 million for the three month periods ended September 30, 2007 and 2006, respectively, a decrease of $0.2 million, or 5%.

Research and Development Expenses

Research and development expenses for our product candidates in development were $49.2 million and $48.4 million for the three month periods ended September 30, 2007 and 2006, respectively, an increase of $0.8 million, or 2%. Historically, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Three Months Ended September 30,
	2007	2006
Research	$14,953	$16,516
Product Development	34,212	31,834
Total	$49,165	$48,350

Research Costs

Research costs for the three month period ended September 30, 2007 decreased by $1.6 million, or 10% as compared to the three month period ended September 30, 2006. The decrease in research costs primarily relates to the following:

•                              License and technology access fees for the three month period ended September 30, 2007 were $1.2 million, a decrease of $1.7 million, or 58%, as compared to the three month period ended September 30, 2006. Increases and decreases in license and technology access fees are primarily the result of the timing of the payments due under such agreements. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaboration and license agreements. Included in the 2006 costs are payments to certain companies and research and academic institutions and other entities for licenses to certain technologies for which no comparable payments were made in 2007.

Product Development Costs

Product development costs for the three month period ended September 30, 2007 increased by $2.4 million, or 7% as compared to the three month period ended September 30, 2006. The decrease in product development costs primarily relates to the following:

•                              Our share of partners’ product development costs for the three month period ended September 30, 2007 was $9.3 million, an increase of $2.0 million, or 26%, as compared to the three month period ended September 30, 2006. These costs primarily represent our share (35%) of the BMS costs for the development of ipilimumab. We expect our 35% share of BMS’s costs related to the development of ipilimumab to increase in the future as BMS continues to increase its development activities related to ipilimumab.

•                              Patent costs for the three month period ended September 30, 2007 were $1.8 million, an increase of $1.3 million, or 305%, as compared to the three month period ended September 30, 2006. This increase primarily reflects the increasing number of our patents and the cost of maintaining our patent portfolio. We expect patent costs to continue to increase as we continue to increase our research activities.

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $13.1 million and $15.5 million for the three month periods ended September 30, 2007 and 2006, respectively, a decrease of $2.4 million, or 15%. Approximately $4.7 million of the decrease is related to professional fees incurred in 2006 associated with an investigation of our stock option grant practices and was partially offset by an increase of $2.0 million of stock based compensation expense. General and administrative expenses are expected to increase in the future as our product candidates are developed and we expand our business activities.

Acquisition of In-Process Technology

Acquisition of in-process technology for the three month period ended September 30, 2007 of $6.9 million represented the final payment due under the original share purchase agreement with the former shareholders of Ability Biomedical Corporation, or Ability Biomedical. The $6.9 million was classified as in-process research and development. The in-process research and development was determined not be technologically feasible and had no alternative future use, and, as a result was charged to operations as acquisition of in-process technology during the three month period ended September 30, 2007.

Interest and Dividend Income

Interest and dividend income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income was $5.2 million and $4.8 million for the three month periods ended September 30, 2007 and 2006, respectively, an increase of $0.4 million, or 7%. The increase primarily reflects higher interest rates earned on our investment portfolio. In addition, we have higher interest and dividend income in 2007 as the result of higher average cash balances reflecting the proceeds received (approximately $128.0 million) from our April 2006 public offering of 11.5 million shares of common stock and (approximately $152.1 million) from our February 2007 sale of approximately 2.5 million shares of Genmab stock.

Interest Expense

Interest expense for the three month periods ended September 30, 2007 and 2006 relates primarily to interest and amortization of issuance costs on our 2.25% Convertible Senior Notes (“the 2.25% Notes”) issued in May 2004. Interest expense was $1.5 million and $1.1 million for the three month periods ended September 30, 2007 and 2006, respectively, an increase of $0.4 million or 46%.  The increase reflects the amortization of additional debt discount of approximately $0.5 million for the three months ended September 30, 2007 associated with an increase in the fair value of the embedded conversion option of the 2.25% Notes which occurred in the fourth quarter of 2006.

Minority Interest—Celldex

Minority interest in loss of Celldex represents 40% of Celldex’s net loss for the three month periods ended September 30, 2007 and 2006. Minority interest in loss of Celldex was $1.6 million and $1.7 million the three month periods ended September 30, 2007 and 2006 respectively, a decrease of $0.1 million, or 4%.  Prior to October 12, 2005, we owned 100% of the outstanding capital stock of Celldex. As a result of certain acquisitions in October of 2005 by Celldex (see Note 4 to the consolidated financial statements), our ownership percentage was reduced from 100% to approximately 60%. Celldex’s results of operations for 2007 and 2006 have been consolidated for reporting purposes, and the $1.6 million and $1.7 million (the portions of Celldex’s net loss for the three month periods ended September 30, 2007 and 2006, respectively, not attributable to us) is recorded as a reduction of our expenses.

Nine months ended September 30, 2007 and 2006

Contract and License Revenues

Contract and license revenues totaled $19.1 million and $20.4 million for the nine month periods ended September 30, 2007 and 2006, respectively, a decrease of $1.3 million, or 6%. Contract and licenses revenues for the nine month period ended September 30, 2006 includes revenue recognized from an existing collaboration for which there was no comparable revenue for the nine month period ended September 30, 2007. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $1.7 million and $1.2 million for the nine month periods ended September 30, 2007 and 2006, respectively, an increase of $0.5 million, or 48%. This increase is primarily the result of an increase in antibody exclusive licenses granted to Genmab in the first nine months of 2007 as compared to the first nine months of 2006.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”). Reimbursement of development costs totaled $15.0 million and $15.8 million for the nine month periods ended September 30, 2007 and 2006, respectively, a decrease of $0.8 million, or 5%.

Research and Development Expenses

Research and development expenses for our product candidates in development were $141.5 million and $142.3 million for the nine month periods ended September 30, 2007 and 2006, respectively, a decrease of $0.8 million, or less than one percent. Historically, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We have, historically, tracked our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Nine Months Ended September 30,
	2007	2006
Research	$44,017	$50,278
Product Development	97,443	92,046
Total	$141,460	$142,324

Research Costs

Research costs for the nine month period ended September 30, 2007 decreased by $6.3 million, or 13% as compared to the nine month period ended September 30, 2006. The decrease in research costs primarily relates to the following:

•                              License and technology access fees for the nine month period ended September 30, 2007 were $2.5 million, a decrease of $7.7 million, or 75%, as compared to the nine month period ended September 30, 2006. Increases and decreases in license and technology access fees are primarily the result of the timing of the payments due under such agreements. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaboration and license agreements. Included in the 2006 costs are payments to certain companies and research and academic institutions and other entities for licenses to certain technologies for which no comparable payments were made in 2007.

•                              Personnel costs for the nine month period ended September 30, 2007 were $17.6 million, an increase of $1.3 million, or 8%, as compared to the nine month period ended September 30, 2006. The increase reflects additional staff needed to support higher levels of new product development opportunities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners. Personnel costs include salary, benefits, stock based compensation, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our research activities.

•                              Facility costs for the nine month period ended September 30, 2007 were $9.5 million, an increase of $1.4 million, or 14%, as compared to the nine month period ended September 30, 2006. The increase in facility costs primarily relates to maintenance costs. Facility costs include depreciation, utilities, maintenance, property taxes and other related expenses. We expect to incur increased facility costs as a result of increased energy costs and continued capital expansion.

Product Development Costs

Product development costs for the nine month period ended September 30, 2007 increased by $5.4 million, or 6% as compared to the nine month period ended September 30, 2006. The increase in product development costs primarily relates to the following:

•                              Clinical research fees for the nine month period ended September 30, 2007 were $13.2 million, an increase of $2.5 million, or 24%, as compared to the nine month period ended September 30, 2006. This increase resulted primarily from the continued enrollment of patients in the Phase III clinical trial for ipilimumab in combination with MDX-1379 and the initiation of additional sites for this trial. Sites participating in this trial are currently located in North America, Europe and Latin America. The continued enrollment of patients in the Phase III trial and the initiation of additional sites resulted in increased monitoring costs and increased investigator site fees. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

•                              Patent costs for the nine month period ended September 30, 2007 were $4.4 million, an increase of $2.8 million, or 175%, as compared to the nine month period ended September 30, 2006. This increase primarily reflects the increasing number of our patents and the cost of maintaining our patent portfolio. We expect patent costs to continue to increase as we continue to increase our research activities.

We expect product development costs to increase in the future as more of our product candidates enter clinical trials. In addition, we may be obligated to make milestone payments on certain of our product candidates as they progress through the clinical trial process.

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $35.0 million and $35.1 million for the nine month period ended September 30, 2007 and 2006, respectively, a decrease of $0.1 million, or less than one percent. Approximately $3.2 million of the decrease is related to professional fees incurred in 2006 associated with an investigation of our historical stock option grant practices and was partially offset by an increase of $1.7 million of stock based compensation expense. General and administrative expenses are expected to increase in the future as our product candidates are developed and we expand our business activities.

Acquisition of In-Process Technology

Acquisition of in-process technology for the nine month period ended September 30, 2007 of $6.9 million represented the final payment due under the original share purchase agreement with the former shareholders of Ability Biomedical Corporation, or Ability Biomedical. The $6.9 million was classified as in-process research and development. The in-process research and development was determined not be technologically feasible and had no alternative future use, and, as a result was charged to operations as acquisition of in-process technology during the nine month period ended September 30, 2007.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate was $0 and $1.0 million for the nine month periods ended September 30, 2007 and 2006, respectively, a decrease of $1.0 million. Equity in net loss of affiliate represents our share of Genmab’s net loss for the nine month periods ended September 30, 2007 and 2006.  The decrease was related to the suspension of our share of Genmab’s net losses effective February 1, 2006.  On February 1, 2006, Genmab completed the private placement of 5.75 million shares of its stock.  As a result of this private placement, our ownership percentage of Genmab was reduced to approximately 18.9%.  See Note 2 to the consolidated financial statements for further explanation. Beginning February 1, 2006 we began accounting for our investment in Genmab as a marketable security in accordance with SFAS No. 115.

Interest and Dividend Income

Interest and dividend income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income was $15.5 million and $12.7 million for the nine month period ended September 30, 2007 and 2006, respectively, an increase of $2.8 million, or 22%. The increase primarily reflects higher interest rates earned on our investment portfolio. In addition, we have higher interest and dividend income in 2007 as the result of higher average cash balances reflecting the proceeds received (approximately $128.0 million) from our April 2006 public offering of 11.5 million shares of common stock and (approximately $152.1 million) from our February 2007 sale of approximately 2.5 million shares of Genmab stock.

Gain on Sale of Genmab Stock

In February 2007, we received approximately $152.1 million in net proceeds from the sale of approximately 2.5 million shares of Genmab stock resulting in a realized gain of approximately $152.1 million as our cost basis for these shares was zero. See Note 2 to the consolidated financial statements for further explanation. The sale of the approximately 2.5 million shares of Genmab shares reduced our equity ownership in Genmab to approximately 10.8%.

Impairment Loss on Investments in Partners

We have investments in several partners whose securities are not publicly traded.  Because these securities are not publicly traded, the value of these investments is inherently more difficult to estimate than investments in publicly traded companies.  We recorded impairment charges of $2.1 million and $0 for the nine month periods ended September 30, 2007 and 2006, respectively, related to investments in certain of our partners whose securities are not publicly traded.  If we deem any of our investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

 Interest Expense

Interest expense for the nine month periods ended September 30, 2007 and 2006 relates to interest and amortization of issuance costs on the 2.25% Notes issued in May 2004. Interest expense was $4.6 million and $3.2 million for the nine month periods ended September 30, 2007 and 2006, respectively, an increase of $1.4 million or 46%.  The increase reflects the amortization of additional debt discount of approximately $1.4 million for the nine months ended September 30, 2007 associated with an increase in the fair value of the embedded conversion option of the 2.25% Notes which occurred in the fourth quarter of 2006.

Minority Interest—Celldex

Minority interest in loss of Celldex represents 40% of Celldex’s net loss for the nine month periods ended September 30, 2007 and 2006. Minority interest in loss of Celldex was $4.5 million and $4.8 million for the nine month periods ended September 30, 2007 and 2006 respectively, a decrease of $0.3 million, or 5%.  Prior to October 12, 2005, we owned 100% of the outstanding capital stock of Celldex. As a result of certain acquisitions in October of 2005 by Celldex (see Note 4 to the consolidated financial statements), our ownership percentage was reduced from 100% to approximately 60%. Celldex’s results of operations for 2007 and 2006 have been consolidated for reporting purposes, and the $4.5 million and $4.8 million (the portions of Celldex’s net loss for the nine month periods ended September 30, 2007 and 2006, respectively, not attributable to us) is recorded as a reduction of our expenses.

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

At September 30, 2007, we had $394.6 million in cash, cash equivalents and marketable securities. Approximately $8.7 million of cash and cash equivalents included in the September 30, 2007 balance relates to Celldex and is consolidated for accounting purposes. We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities in order to preserve principal. In addition, as of September 30, 2007, the value of our investment in Genmab was approximately $297.0 million.

Cash Used in Operating Activities

Cash used in operating activities was $106.4 million and $94.8 million for the nine month periods ended September 30, 2007 and 2006, respectively. This reflects an increase of $11.6 million in 2007 as compared to the same period in 2006 and is primarily the result of increased research and development and general and administrative expenses as described in “Results of Operations.”

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

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $91.2 million for the nine month period ended September 30, 2007 and net cash used in investing activities was $88.9 million for the nine month period ended September 30, 2006. The increase in cash provided by investing activities was $180.1 million and was primarily the result of the following factors:

•                  In February 2007, we completed the sale of 2,578,500 shares of Genmab through a block trade resulting in net proceeds of approximately $152.1 million.

•                  Purchases of marketable securities totaled $152.1 and $192.0 million for the nine month periods ended September 30, 2007 and 2006, respectively.  The 2007 purchases were made with a portion of the net proceeds received from the sale of our Genmab stock.

•                  Sales and maturities of marketable securities were $96.2 million and $113.1 million for the nine month periods ended September 30, 2007 and 2006, respectively.  Proceeds from sales of marketable securities in 2007 and 2006 were primarily used to fund operations and capital expenditures.

Cash Provided by Financing Activities

Cash provided by financing activities was $13.2 million and $133.4 million for the nine month periods ended September 30, 2007 and 2006, respectively. Cash provided by financing activities for the nine month period ended September 30, 2007 primarily represents cash received from the exercise of stock options. Cash provided by financing activities for the nine month period ended September 30, 2006 was primarily due to proceeds received from a public offering of 11.5 million shares of our common stock at a public offering price of $11.75 per share resulting in net proceeds of approximately $128.0 million.

Other Liquidity Matters

In August 2007, we agreed to pay the former shareholders of Ability Biomedical $6.9 million, representing the final payment due under the original share purchase agreement. A payment of $1.9 million was made to the former shareholders of Ability Biomedical in August 2007 and a final payment of $5.0 million is due on or before November 30, 2007.

In January 2005, we announced the closing of a collaboration and co-promotion agreement and a related securities purchase agreement with BMS. Under the terms of the collaboration, we and BMS each granted the other certain intellectual property licenses and product rights on a worldwide basis in order to enable us to collaborate in research and development of certain therapeutic antibody-based product candidates for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by us to BMS of a license to commercialize ipilimumab, a fully human antibody product candidate developed using our UltiMAb Human Antibody Development System®. Ipilimumab is currently under investigation for the treatment of a broad range of cancers. The collaboration also includes the grant by us to BMS of a sub-license to MDX-1379, a gp100 peptide vaccine licensed by us from the U.S. Public Health Service, for use with ipilimumab for the treatment of metastatic melanoma. We and BMS are currently conducting three separate registrational studies of ipilimumab for metastatic melanoma under three separate Special Protocol Assessment agreements with the FDA. One is a monotherapy study of ipilimumab in second-line (previously treated with melanoma therapy other than ipilimumab) metastatic melanoma that completed enrollment in 2006.  This monotherapy study is the subject of a potential BLA filing in early 2008. A Phase III clinical trial of ipilimumab used in combination with chemotherapy in first-line (previously untreated) patients with metastatic melanoma was initiated in June 2006 and is currently underway. The third study is an ongoing Phase III clinical trial with ipilimumab and MDX-1379 combination therapy in Stage III and Stage IV metastatic melanoma patients. Each of these trials is being conducted at multiple sites worldwide.

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

Under the terms of the collaboration, we could receive up to $205.0 million from BMS if all regulatory milestones are met, plus up to an additional $275.0 million in sales-related milestones. If we exercise our co-promotion option with respect to ipilimumab for the metastatic melanoma indication, and regulatory approval is obtained, we would receive up to 45% of any net profits, as defined, (and share in 45% of net losses, as defined) from commercial sales of such a collaboration product in the U.S. less a small percentage of net sales, in certain circumstances. In the event we choose not to exercise our co-promotion rights with respect to a product, BMS will have exclusive commercial rights in the U.S. and will pay us royalties on commercial sales. Regardless of whether or not we exercise our co-promotion option in the U.S., BMS will have exclusive commercial rights for products and will pay us royalties on commercial sales outside the U.S.

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

Through September 30, 2007, we have not made any milestone payments to Kirin although approximately $2.8 million has been paid to Kirin as of September 30, 2007 representing a payment due Kirin as a result of our collaboration with Pfizer, Inc., or Pfizer. In addition, based on a total of four product candidates we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2008, we may be required to make milestone payments to Kirin aggregating up to approximately $17.0 million with respect to such product candidates, or a maximum of approximately $4.25 million per product candidate. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody product candidates. In addition, we have entered into other third-party agreements that contain licenses associated with antibody product candidates that target specific antigens. Many of these agreements contain milestone payments that are due with respect to product candidates using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our product candidates currently under development trigger such milestone payments. Through September 30, 2007, we had made milestone payments of approximately $0.3 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of nine product candidates we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2008, we may be obligated to make future milestone payments aggregating up to approximately $59.6 million with respect to such product candidates. In general, potential milestone payments for our antibody product candidates may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

Changes in Internal Controls Over   Financial Reporting: Such evaluation did not identify any significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II — Other Information

Item 1. Legal Proceedings

The SEC is conducting an informal inquiry into our historical stock option granting practices and related accounting and disclosures. In addition, we have received subpoenas from the U.S. Attorney’s Office, District of New Jersey, relating to the same matters. At the conclusion of this inquiry and investigation, we could be subject to criminal or civil charges and significant fines or penalties.

In June 2006, two derivative actions were filed in New Jersey state court by shareholders purporting to act on behalf of Medarex, naming Medarex as a nominal defendant and certain current and former directors as defendants. The state actions were consolidated in August 2006, and an amended consolidated complaint was filed in October 2007. In November 2006 and January 2007, three additional derivative complaints were filed in the United States District Court for the District of New Jersey, containing nearly identical factual allegations concerning Medarex’s historical stock option granting practices. The federal actions were consolidated in April 2007, and an amended consolidated complaint was filed in June 2007. The complaints allege, among other things, that certain of Medarex’s officers and directors breached their fiduciary duties to the Company and violated federal securities laws in connection with public statements made in SEC filings relating to the Company’s historical stock option granting practices and related accounting. The complaints seek unspecified damages and equitable relief. All of the defendants moved to dismiss the federal action in October 2007.

In addition to the proceedings described above, in the ordinary course of our business, we are at times subject to various legal proceedings. We do not believe that any of our current ordinary course legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 1A. Risk Factors

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our Form 10-Q filed on August 6, 2007 with the SEC for the period ended June 30, 2007.

Additional factors that might affect future results include the following:

Risks Related to Our Business and Industry

Successful development of our product candidates is uncertain.

Based on public disclosures, as of November 1, 2007, regulatory applications, including INDs, have been submitted to the FDA or comparable foreign authorities for over 30 product candidates derived from our UltiMAb® platform. Neither we nor our partners have any product candidates employing our human antibody technology that have been approved for sale by the FDA or comparable foreign authorities and/or commercialized. Product candidates employing our human antibody technology have not advanced, and may not advance, beyond clinical development and may not demonstrate clinical safety and effectiveness.

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

We have incurred large operating losses, and we anticipate that these losses will continue for the foreseeable future. In particular, as of September 30, 2007, we had an accumulated deficit of approximately $945.9 million. Our net loss was $181.7 million for the year ended December 31, 2006. Although we recorded net income of $17.8 million for the nine month period ended September 30, 2007 (which was the result of the sale of a portion of our Genmab stock) our operating loss for the period was $147.6 million. Our losses have resulted principally from:

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

In June 2006, two derivative actions were filed in New Jersey state court by shareholders purporting to act on behalf of Medarex, naming Medarex as a nominal defendant and certain current and former directors as defendants. The state actions were consolidated in August 2006, and an amended consolidated complaint was filed in October 2007. In November 2006 and January 2007, three additional derivative complaints were filed in the United States District Court for the District of New Jersey, containing nearly identical factual allegations concerning Medarex’s historical stock option granting practices. The federal actions were consolidated in April 2007, and an amended consolidated complaint was filed in June 2007. The complaints allege, among other things, that certain of Medarex’s officers and directors breached their fiduciary duties to the Company and violated federal securities laws in connection with public statements made in SEC filings relating to the Company’s historical stock option granting practices and related accounting. The complaints seek unspecified damages and equitable relief. All of the defendants moved to dismiss the federal action in October 2007. We could be required to pay significant legal fees and damages in connection with this litigation.

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

We currently own approximately 60% of the outstanding common stock of Celldex Therapeutics, Inc., a privately held biopharmaceutical company.  Due to the size of our equity interest in Celldex, we are currently required to consolidate the operations of Celldex in our financial statements, which results in the inclusion of their losses in our financial statements.  We are unable to predict what such losses will be. For the year ended December 31, 2006 and the nine month period ended September 30, 2007, our share, net of minority interest, of Celldex’s net loss included in our financial statements was approximately $10.3 million and $6.8 million, respectively.

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

New federal legislation was recently enacted known as the FDA Amendments Act of 2007, which grants FDA extensive new authority to impose post-approval clinical study and clinical trial requirements, require safety-related changes to product labeling, review advertising aimed at consumers, and require the adoption of risk management plans, referred to in the legislation as risk evaluation and mitigation strategies, or REMS.  The REMS may include requirements for special labeling or medication guides for patients, special communication plans to healthcare professionals, and restrictions on distribution and use.  For example, if the FDA makes the requisite findings, it might require that a new product be used only by physicians with certain specialized training, only in certain designated healthcare settings, or only in conjunction with special patient testing and monitoring.  The legislation also includes requirements for providing the public information on ongoing clinical trials through a clinical trial registry and for disclosing clinical trial results to the public through a clinical trial database; renewed requirements for conducting trials to generate information on the use of products in pediatric patients; new requirements to pay the FDA a fee to obtain advisory review of certain consumer television advertisements; and new penalties, for example for false or misleading consumer advertisements.  Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements, and restrict sales and promotional activities.  The new legislation, and the additional proposals if enacted, may make it more difficult or burdensome for us to obtain approval of our product candidates, any approvals we receive may be more restrictive or be subject to onerous post-approval requirements, our or our partners’ ability to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

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

Risks Related to Our Common Stock

Our stock price may be volatile.

Historically, there has been significant volatility in the market prices of biotechnology companies’ securities. During the two-year period ended September 30, 2007, the sale prices of our common stock ranged between $7.45 and $18.23.  Various factors and events may have a significant impact on the market price of our common stock. These factors include, by way of example:

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

As of October 31, 2007, we had 17,136,069 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our equity incentive plans having a weighted average exercise price of $10.66 per share and we had reserved 5,125,212 shares of common stock for issuance pursuant to future grants of options under our equity incentive plans. We have filed registration statements on Form S-8 under the Securities Act covering all of these shares with the exception of the 5,500,000 shares discussed in the following paragraph. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

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

As of October 31, 2007, we had reserved 619,372 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 under the Securities Act covering all of those shares. All shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ Global Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of October 31, 2007, we had 10,936,935 shares of common stock reserved for issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

Future sales of our common stock or other securities could cause the market price of our common stock to decline.

As of October 31, 2007, we had 127,271,314 shares of common stock outstanding, of which approximately 8,500,000 are restricted securities as that term is defined in Rule 144 under the Securities Act. Under certain circumstances, these restricted securities may be sold without registration pursuant to such rule. We are unable to predict the effect that sales made under Rule 144 or pursuant to any registration may have on the market price of our common stock. The sale of a significant number of additional securities, or even the possibility thereof, may lower the market price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. As of October 31, 2007, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

Item 6. Exhibits

(a)                         Exhibits:

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003.

Exhibit 3.2	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed October 31, 2007.

Exhibit 4.1	Reference is made to Exhibits 3.1 and 3.2.

Exhibit 4.2	Form of Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-39956) filed April 12, 1991.

Exhibit 4.3	Form of Rights Agreement (including Form of Rights Certificate), incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 25, 2001.

Exhibit 4.4	Indenture dated May 3, 2004 between the Registrant and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed May 4, 2004.

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

Exhibit 10.1	Restricted Stock Agreement dated August 31, 2007 between the Registrant and Christian S. Schade.

Exhibit 10.2

Employment Agreement entered into on October 5, 2007 between Christian S. Schade, Senior Vice President and Chief Financial Officer and Medarex, Inc., incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed October 12, 2007.

Exhibit 10.3

Employment Agreement entered into on October 5, 2007 between Dr. Nils Lonberg, Senior Vice President and Scientific Director and Medarex, Inc., incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K, filed October 12, 2007.

Exhibit 10.4

Employment Agreement entered into on October 5, 2007 between Dr. Geoffrey M. Nichol, Senior Vice President, Product Development and Medarex, Inc., incorporated herein by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K, filed October 12, 2007.

Exhibit 10.5†	Medarex, Inc. 2005 Equity Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K/A, filed November 2, 2007.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Indicates management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDAREX, INC.
(Registrant)

Date: November 2, 2007	By:	/s/ HOWARD H. PIEN
Howard H. Pien
President and Chief
Executive Officer
(Principal Executive Officer)

Date: November 2, 2007	By:	/s/ CHRISTIAN S. SCHADE
Christian S. Schade
Senior Vice President
Finance & Administration,
Chief Financial Officer
(Principal Financial and
Accounting Officer)