Form 10-K
period 2007-12-31
MEDAREX INC
filed 2008-02-27
CIK 874255

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 0-19312

MEDAREX, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2822175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
707 State Road, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (609) 430-2880

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock ($0.01 par value)	The NASDAQ Global Market under symbol MEDX

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.    Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,664,800,000 as of June 29, 2007, based upon the closing sale price on the NASDAQ Global Market reported for such date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 10,160,000 shares held by directors, officers and shareholders whose ownership exceeded 5% of the registrant's outstanding Common Stock as of June 29, 2007. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.

          As of January 31, 2008, the registrant had outstanding 127,458,777 shares of Common Stock, $0.01 par value ("Common Stock"), which is registrant's only class of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 15, 2008 (the "Proxy Statement") are incorporated by reference in Parts II and III of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index.

MEDAREX, INC.

TABLE OF CONTENTS

FORM 10-K

PART I

        In this Annual Report, "Medarex" or the "company," "we," "us" and "our" refer to Medarex, Inc., and our wholly-owned subsidiaries. This Annual Report contains forward-looking statements that involve risk and uncertainties. Actual events or results may differ materially from those discussed in this Annual Report. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report.

        Medarex®, HuMAb-Mouse®, GenPharm®, KM-Mouse®, UltiMAb® and UltiMAb Human Antibody Development System® are registered trademarks of Medarex, Inc. All other company names, registered trademarks, trademarks and service marks included in this Annual Report are trademarks, registered trademarks, service marks or trade names of their respective owners.

Item 1.    Business

Overview

        We are a biopharmaceutical company focused on the discovery, development and commercialization of fully human antibody-based therapeutic product candidates. We believe that our UltiMAb® technology platform enables us to rapidly create and develop such products for a wide range of diseases, including cancer, inflammation, autoimmune disorders and other life-threatening and debilitating diseases.

        Medarex is committed to building value by developing a diverse pipeline of antibody products to address major unmet healthcare needs in the world. Currently, over 40 antibody product candidates generated from our UltiMAb® technology are in human clinical trials, or have had regulatory applications submitted for such trials(1). Eight of the most advanced product candidates in which Medarex has an economic interest through co-promotion/profit sharing rights, royalties and/or equity ownership are in Phase 3 clinical trials or the subject of regulatory applications for marketing authorization. Seven of these late-stage product candidates were generated through the use of our UltiMAb® technology. In addition to the antibody candidates currently in Phase 3 trials, multiple product candidates in Phase 2, Phase 1 and preclinical testing are being developed by Medarex alone, by Medarex jointly with our partners, or separately by our partners. These partners include Amgen, Inc., Bristol-Myers Squibb Company, Centocor, Inc., Eli Lilly and Company, Genmab A/S, ImClone Systems Incorporated, MedImmune, Inc. and Novartis Pharma AG. We believe that through the broad use of our UltiMAb® technology, we are leveraging our efforts and our partners' efforts to create, develop and potentially commercialize innovative treatments for a wide range of diseases.

(1)
Information regarding the clinical status of third-party antibody products is based on public information available as of the date hereof.

        In addition to our UltiMAb® technology, we have considerable experience in preclinical and clinical development as well as in manufacturing antibodies for clinical trials. Our existing manufacturing facility in Annandale, New Jersey currently has the capacity to undertake multiple antibody projects concurrently for clinical development purposes, meeting our near-term production demands. We have assembled a team of experienced scientific, production, clinical and regulatory personnel to facilitate the discovery and development of antibody-based products for us and for certain of our partners.

        Our operations constitute one business segment. For additional financial information regarding the reportable segment, see "Results of Operations" in Item 7 and the Consolidated Financial Statements and Supplementary Data in Item 8 of this Annual Report on Form 10-K.

Products in Development

        The following tables summarize potential therapeutic indications and development stages for selected antibody products in which Medarex has an economic interest, including our own product candidates and those of our partners (based on publicly available information), and is followed by brief descriptions of certain programs.

  Selected Proprietary and Partnered Product Candidates in Clinical Development

PRODUCT	INDICATION	CLINICAL STATUS	PARTNER/LICENSEE
ipilimumab (anti-CTLA-4)	Melanoma and other Cancers	Phase 3 and earlier	Co-developing with BMS*
MDX-060 (anti-CD30)	Lymphoma	Phase 2	Wholly-owned
MDX-1100 (anti-IP10)	Ulcerative Colitis, Rheumatoid Arthritis	Phase 2 and earlier	Wholly-owned
MDX-066 and MDX-1388 (anti-Toxin A and B)	C. difficile Disease	Phase 2	Co-developing with Massachusetts Biologic LaboratoriesΔ
MEDI-545 (anti-interferon a)	Lupus	Phase 1	MedImmune/AZN*
MDX-1106 (anti-PD-1)	Cancer, Hepatitis C	Phase 1	Co-developing with Ono Pharmaceutical Co. Ltd.§§
MDX-1401 (anti-CD30)	Lymphoma	Phase 1	Wholly-owned
MDX-1342 (anti-CD19)	Leukemia, Rheumatoid Arthritis	Phase 1	Wholly-owned
MDX-1411 (anti-CD70)	Cancer	Phase 1	Wholly-owned
Valortim™ (MDX-1303) (anti-anthrax PA)	Anthrax Infection	Phase 1	Co-developing with PharmAthene, Inc.ΔΔ

*
We have the option to co-promote and share profits in the U.S. We expect to receive milestone payments as these product candidates move toward product approval and milestones and royalties on certain product sales, should commercialization occur.

Δ
We expect to share certain research and development costs associated with these products, as well as profits or losses associated with their commercialization, on a 50/50 basis.

§§
We have the right to develop and commercialize in North America, and Ono has the right to develop and commercialize outside of North America, in each case subject to payment of a royalty to the other party on sales in such territories, should commercialization occur.

ΔΔ
PharmAthene is fully responsible for funding of research and development activities for MDX-1303 that are not supported by government funds. We expect to share profits associated with this product according to a pre-agreed allocation percentage.

  Selected Licensee Product Candidates in Clinical Development

PRODUCT	INDICATION	CLINICAL STATUS	PARTNER/LICENSEE
ustekinumab (anti-IL-12/IL-23)	Inflammatory Diseases	BLA Filed	Centocor♦
golimumab (anti-TNFa)	Inflammatory Diseases	Phase 3	Centocor♦
ofatumumab (anti-CD20)	Lymphoma, Leukemia, Rheumatoid Arthritis	Phase 3 and earlier	Genmab (partnered with GlaxoSmithKline)‡
zanolimumab (anti-CD4)	T-cell Lymphomas	Phase 3 and earlier	Genmab†
zalutumumab (anti-EGFr)	Head and Neck Cancer and Lung Cancer	Phase 3 and earlier	Genmab‡
tremelimumab (anti-CTLA-4)	Metastatic Melanoma and other Cancers	Phase 3 and earlier	Pfizer§
ACZ885 (anti-IL-1ß)	Muckle Wells Syndrome and Others	Phase 3 and earlier	Novartis Pharma♦
Amgen Antibodies 1 and 2	Undisclosed Diseases	Phase 2	Amgen♦
CNTO 95 (anti-integrins)	Cancer	Phase 2	Centocor♦
HuMax-IL-8 (anti-IL-8)	Palmoplantar Pustulosis	Phase 1/2	Genmab‡
NI-0401 (anti-CD3)	Crohn's Disease, Renal Transplantation	Phase 1/2	NovImmune, Inc.♦
AMG 714 (anti-IL-15)	Psoriasis	Phase 1	Genmab (partnered with Amgen)‡
BMS-66513 (anti-CD137)	Cancer	Phase 1	BMS♦
IMC-18F1 (anti-VEGFR)	Cancer	Phase 1	ImClone Systems♦
IMC-3G3 (anti-PDGFRa)	Cancer	Phase 1	ImClone Systems♦
Other Antibodies	Undisclosed Diseases	Phase 1	Amgen♦, Novartis Pharma♦, Eli Lilly♦, Genmab/Roche‡, Fibrogen♦, Others

♦
We expect to receive milestone payments as these product candidates move through the regulatory process, and royalties on product sales, should commercialization occur.

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

§
We expect to receive double-digit royalties on product sales, should commercialization occur.

  Selected Proprietary and Partnered Product Candidates in Clinical Development

        Ipilimumab (Anti-CTLA-4 Antibody)—Melanoma and other cancers.    Ipilimumab, previously known as MDX-010, is a fully human antibody targeting the cytotoxic T-lymphocyte antigen 4 immune receptor, known as CTLA-4, that we are developing jointly with Bristol-Myers Squibb Company, or BMS. CTLA-4 is a molecule found on the surface of T-cells that plays a critical role in regulating natural immune responses. The absence or presence of CTLA-4 can augment or suppress the immune system's T-cell response in fighting disease. Ipilimumab is designed to block the activity of CTLA-4, thereby sustaining an active immune response in its attack on cancer cells. We and BMS are pursuing a broad clinical development program with ipilimumab to evaluate its potential use as monotherapy or in combination with other cancer therapies in multiple registrational/Phase 3 trials that are ongoing or being planned for melanoma and prostate cancer; and in ongoing Phase 2 or earlier trials in lung, pancreatic, bladder, breast, lymphoma and leukemia cancers. A more detailed description of our collaboration with BMS is included herein under the section entitled "Our Antibody Partnerships—BMS."

        Registrational/Phase 3 Programs in Melanoma: We and BMS are pursuing a comprehensive registrational strategy for ipilimumab in metastatic melanoma, including clinical studies in second-line (previously treated), first-line (previously untreated) and adjuvant (surgically resected) treatment settings.

        The ipilimumab registrational monotherapy program in second-line melanoma enrolled 487 patients diagnosed with advanced Stage III or Stage IV metastatic melanoma from three clinical trials conducted at multiple centers across North America, Europe, South America and Africa. The registrational trials included an open-label, single arm trial (008) evaluating efficacy in 155 patients who progressed on or following standard treatment; a randomized, double-blind trial (022) evaluating the efficacy of three dose levels (0.3, 3 or 10 mg/kg) of ipilimumab in 216 patients who were previously treated, relapsed or failed to respond to experimental treatment or were unable to tolerate currently approved therapies; and a randomized, double-blind, placebo-controlled trial (007) in 116 patients comparing the safety of ipilimumab, with or without prophylactic oral budesonide (primarily evaluating the rate of grade 2+ diarrhea). The U.S. Food and Drug Administration, or FDA, reviewed this program in November 2005 and, with respect to one study (008), entered into a Special Protocol Assessment Agreement, or SPA, in March 2006 concerning the suitability of the trial design, together with the totality of data from the program, to support regulatory approval.

        In December 2007, we announced top-line data from these three registrational monotherapy trials (008, 022, 007). The results from study 008 did not achieve a target rate on its primary endpoint of best objective response, which was to rule out a best objective response rate of less than 10 percent, the conventional standard recommended by the Oncology Division Advisory Committee of the FDA as a guideline applied to uncontrolled studies. However, the totality of the data across the program as a whole included clear dose response data between the highest and lowest doses (study 022) and objective response data across the three studies that were consistent with observations from earlier clinical trials, including complete and partial responses and stable disease. In addition, patterns of response were observed that were potentially unique to this form of therapy that were noted to evolve over time. Overall, the safety results from the three registrational studies were generally consistent with data from previously reported clinical trials of ipilimumab. In 2008, we expect to present to the FDA the totality of the data from the three registrational trials with a goal of filing a Biologics License Application, or BLA. We also expect to present the data from these registrational trials at a medical conference in the second quarter of 2008.

        In early 2008, we expect to complete enrollment of approximately 500 patients in a randomized, double-blind, two-arm Phase 3 trial (study 024) of ipilimumab in combination with dacarbazine (chemotherapy) or placebo in patients with previously untreated, unresectable Stage III or Stage IV metastatic melanoma (first-line). This trial was reviewed by the FDA under a SPA concerning the suitability of the trial design to support regulatory approval. Data from this trial is expected in late 2008 or early 2009. In addition, in 2008, a Phase 3 trial of ipilimumab in the adjuvant setting (study 029) is expected to begin enrollment of up to 950 patients with surgically resected high-risk Stage III metastatic melanoma through the European Organization for Research and Treatment of Cancer.

        We and BMS continue to evaluate the relative priorities of these studies and other ongoing studies in light of regulatory feedback, new clinical data, enrollment rates and other factors relevant to the timing of potential BLA filings.

        Fast Track and Orphan Drug Status: In December 2006, the FDA granted Fast Track status for ipilimumab used as a monotherapy in previously treated metastatic melanoma patients and for ipilimumab used in combination with chemotherapy (dacarbazine) in previously untreated metastatic melanoma patients. In October 2004, the FDA granted Fast Track status for ipilimumab in combination with MDX-1379 for the treatment of second-line patients with unresectable Stage III or Stage IV melanoma. Fast Track status provides for expedited regulatory review for potential new drugs that demonstrate the potential to address unmet medical needs for the treatment of serious or life-threatening conditions. In June 2004, the FDA granted orphan drug designation to ipilimumab for the treatment of high risk Stage II, Stage III and Stage IV melanoma.

        Other Ongoing and Planned Studies: As part of our joint ipilimumab clinical development collaboration with BMS, we are collaborating with BMS on the design and initiation of a Phase 3 trial in patients with prostate cancer. There are also multiple Phase 2 and early clinical trials underway or expected to commence in multiple tumor types. Some of these studies are designed to support our registrational/Phase 3 programs in melanoma and prostate cancers, and other studies are designed to explore the activity of ipilimumab in additional disease indications as monotherapy and in combination with other cancer therapies.

        MDX-060 and MDX-1401 (Anti-CD30 Antibodies)—Lymphoma.    We are developing two fully human antibodies, MDX-060 and MDX-1401, that target CD30, a marker for activated lymphocytes that is present on the malignant cells of Hodgkin's disease, or HD, as well as other CD30-expressing cancers. MDX-1401 is a non-fucosylated version of the MDX-060 parental antibody and is enhanced for greater antibody-dependent cellular cytotoxicity, or ADCC, activity, an important mechanism in tumor lysis by antibodies. A Phase 2 proof-of-concept trial of MDX-060 in combination with gemcitabine is ongoing in up to 72 patients with HD. A multi-dose, dose-escalation Phase 1 trial of MDX-1401 is underway and expected to enroll up to 36 patients with relapsed or refractory HD.

        The FDA has granted orphan drug designation for MDX-060 for the treatment of CD30-positive T-cell lymphoma and for the treatment of HD.

        MDX-1100 (Anti-IP10 Antibody)—Ulcerative Colitis, Rheumatoid Arthritis.    We are developing MDX-1100, a fully human antibody that targets IP10 (also known as CXCL10), a chemokine expressed in association with multiple inflammatory disease indications such as rheumatoid arthritis, inflammatory bowel disease and multiple sclerosis. Data from a completed single-dose Phase 1 safety trial in 52 healthy volunteers showed that MDX-1100 was well-tolerated up to 10 mg/kg, in addition to demonstrating pharmacokinetics and biomarker activity. A multi-center, single-dose, dose-escalation Phase 1 trial is ongoing in up to 32 patients with ulcerative colitis. Phase 2 proof-of-concept clinical trials in ulcerative colitis and rheumatoid arthritis are planned to initiate in 2008.

        MDX-066 and MDX-1388 (Anti-Toxin A and Anti-Toxin B Antibodies)—Clostridium difficile Associated Diarrhea.    MDX-066 (also known as CDA-1) and MDX-1388 (also known as CDA-2) are fully human antibodies that we are co-developing with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, or MBL. MDX-066 and MDX-1388 are designed to target Toxin A and Toxin B, respectively, the toxins produced by the bacterium Clostridium difficile, which are associated with a serious and sometimes deadly form of diarrhea called Clostridium difficile associated diarrhea, or CDAD. A randomized, double-blind, single-dose, placebo-controlled Phase 2 clinical trial of MDX-066 in combination with MDX-1388 is ongoing in up to 200 patients with CDAD and is designed to assess the efficacy of the combination of the two antibodies against placebo as an addition to standard of care antibiotics to resolve CDAD more quickly and to prevent subsequent relapse of disease. We expect to share certain research and development costs associated with this product, as well as profits or losses associated with its commercialization, on a 50/50 basis.

        MEDI-545 and MEDI-546 (Anti-Type 1 IFN Antibodies)—Systemic Lupus Erythematosus.    Pursuant to a collaboration with us, MedImmune, Inc. (wholly owned by AstraZeneca plc), or MedImmune, is developing MEDI-545 (previously known as MDX-1103) and MEDI-546 (previously known as MDX-1333), fully human antibodies that target two different components of the Type 1 IFN pathway, which is believed to be involved with systemic lupus erythematosus, or SLE, disease activity. MEDI-545 is an antibody designed to block multiple Type 1 IFNa subtypes, and MEDI-546 is an antibody in preclinical development that is designed to block the receptor of Type 1 IFNa.

        MedImmune is evaluating MEDI-545 in a multi-dose Phase 1b trial and a single-dose Phase 1 trial in SLE, and a dose-escalation Phase 1 trial in psoriasis. In December 2007, MedImmune highlighted data from a Phase 1 study assessing the safety and efficacy of MEDI-545 treatment, which showed consistent evidence of clinical activity across multiple measures of disease in patients with mild-to-moderate SLE. Under the collaboration, MedImmune is responsible for the continued development of these antibodies. Prior to the initiation of a pivotal trial, we may elect to co-develop and co-promote in return for a profit-share in the U.S.

        MDX-1106 (Anti-PD-1 Antibody)—Cancer, HCV.    MDX-1106 (also known as ONO-4538) is a fully human anti-PD-1 antibody that we are co-developing with Ono Pharmaceutical and hold 100% commercial rights in North America. MDX-1106 is designed to target PD-1, a receptor expressed on the surface of activated lymphocytes and is potentially involved in tumor evasion of immune system responses. A dose-escalation Phase 1 safety trial is ongoing in up to 48 patients with recurrent or treatment-refractory solid tumors (including melanoma, renal, ovarian and prostate cancers). A single-dose, dose-escalation Phase 1 safety trial will enroll up to 34 patients with active hepatitis C genotype 1 infection (HCV). We have the right to develop and commercialize MDX-1106 in North America, and Ono has the right to develop MDX-1106 outside of North America, in each case subject to payment of a royalty to the other party on sales in such territories, should commercialization occur.

        MDX-1342 (Anti-CD19 Antibody)—Chronic Lymphocytic Leukemia, Rheumatoid Arthritis.    We are developing MDX-1342, a fully human antibody that selectively binds to CD19 expressed on B-cells (without targeting stem cells or fully differentiated plasma cells, which lack CD19 expression) and induces the depletion and elimination of CD19-positive B-cells. CD19 is a B-cell specific membrane protein that is broadly expressed during B-cell development and implicated in B-cell cancers, inflammatory diseases and autoimmune disorders. Two separate Phase 1 trials will establish and evaluate the safety and tolerability profile, as well as other factors, for the treatment of chronic lymphocytic leukemia, or CLL, and for rheumatoid arthritis, or RA. One is an open-label, multi-dose, dose-escalation Phase 1 trial that is expected to enroll up to 52 patients with relapsed or refractory CLL. The other is a randomized, single-dose, dose-escalation, placebo-controlled Phase 1 trial that is expected to enroll up to 90 patients with RA.

        MDX-1411 (Anti-CD70 Antibody)—Cancer.    We are developing MDX-1411, a fully human antibody that targets the CD70 receptor, which is a member of the tumor necrosis factor family and expressed in a number of cancers. Our initial clinical trial is focused on the treatment of clear cell renal carcinoma, or ccRC. The open-label, multi-center, dose-escalation, multi-dose Phase 1 trial is expected to enroll up to 40 patients with advanced ccRC and designed to determine the safety, tolerability and maximum tolerated dose of MDX-1411, as well as to characterize preliminary efficacy and pharmacokinetics. Additional clinical trials are planned in other cancers, including lymphoma.

        Other Proprietary Product Candidates.    In addition to product candidates in clinical development, we are currently actively engaged in preclinical and research activities with respect to a number of additional product candidates that may move forward into clinical development in the future, including antibodies targeting PD-L1 or used as antibody-drug conjugates.

  Selected Licensee Product Candidates in Clinical Development

        Ustekinumab (Anti-IL-12/IL-23 Antibody)—Inflammatory Diseases.    Centocor, Inc., or Centocor, and Janssen-Cilag International NV (both members of the Johnson & Johnson family of companies) are developing ustekinumab (CNTO 1275), a human antibody generated from our UltiMAb® technology that targets IL-12/IL-23 for the treatment of inflammatory diseases and is being investigated as an infrequently administered subcutaneous injection. In February 2008, Centocor announced that the BLA for ustekinumab has been accepted for review by the FDA for the treatment of adult patients with chronic moderate to severe plaque psoriasis. Centocor also reported that the Marketing Authorization Application for ustekinumab was submitted in Europe in December 2007 and is currently under review by the European Medicines Agency, or EMEA. We expect to receive milestone payments as this product candidate moves through the regulatory process, and royalties on product sales, should commercialization occur.

        Golimumab (Anti-TNFa Antibody)—Inflammatory Diseases.    Centocor and its partner, Schering-Plough Corporation, are developing golimumab (CNTO 148), a next-generation human anti-TNFa antibody generated from our UltiMAb® technology for the treatment of inflammatory diseases. With ongoing Phase 3 studies for the treatment of rheumatoid arthritis, psoriatic arthritis and ankylosing spondylitis, golimumab is being studied as a monthly subcutaneous injection and an every twelve-week intravenous infusion therapy. In November 2007, Centocor announced Phase 3 data showing that golimumab significantly improved arthritis, skin and nail manifestations in patients with psoriatic arthritis, and significantly reduced signs and symptoms of disease in patients with ankylosing spondylitis. Additionally, Centocor has stated that a BLA for golimumab is expected to be filed in the first half of 2008. We expect to receive milestone payments as this product candidate moves through the regulatory process, and royalties on product sales, should commercialization occur.

        Ofatumumab (Anti-CD20 Antibody)—Lymphoma, Leukemia, Rheumatoid Arthritis.    Genmab A/S, or Genmab, and its partner, GlaxoSmithKline, are developing ofatumumab (HuMax-CD20), a fully human antibody generated from our UltiMAb® technology that targets CD20, a molecule found on B cells. According to Genmab, ofatumumab is in multiple Phase 3 studies for CLL, non-Hodgkin's lymphoma, or NHL, and rheumatoid arthritis. In addition, Phase 2 studies are ongoing for diffuse large B-cell lymphoma and for first-line treatment in CLL and NHL. We have an equity interest in Genmab, but are not entitled to license fees, milestone payments or royalties from the license of this particular product candidate.

        Zanolimumab (Anti-CD4 Antibody)—T-cell Lymphomas.     Genmab is developing zanolimumab (HuMax-CD4), a fully human antibody generated from our UltiMAb® technology that targets the CD4 receptor on T-cells. According to Genmab, zanolimumab is in a Phase 3 trial for cutaneous T-cell lymphoma and in two Phase 2 trials for non-cutaneous T-cell lymphoma. We have an equity interest in Genmab. In addition, we expect to receive milestone payments for activities in Europe and Asia, as well as royalties on product sales in Europe and Asia that could reach double-digits, should commercialization of zanolimumab occur.

        Zalutumumab (Anti-EGFr Antibody)—Cancer.    Genmab is developing zalutumumab (HuMax-EGFr), a fully human antibody generated from our UltiMAb® technology that targets EGFr, a receptor molecule that has been found in excess on many types of tumor cells. According to Genmab, zalutumumab is in two Phase 3 trials and one Phase 1/2 trial for head and neck cancer, and a Phase 2 trial in non small cell lung cancer. We have an equity interest in Genmab, but are not entitled to license fees, milestone payments or royalties from the license of this particular product candidate.

        Tremelimumab (Anti-CTLA-4 Antibody)—Metastatic Melanoma, Cancer.    Pfizer, Inc., or Pfizer, is developing tremelimumab (CP-675,206), a fully human anti-CTLA-4 antibody generated by using transgenic mouse technology substantially similar to our UltiMAb® technology. According to Pfizer, tremelimumab is in Phase 3 development for melanoma, and in Phase 2 trials for lung, genitourinary and gastrointestinal cancers. We expect to receive double-digit royalties on product sales, should commercialization occur.

        ACZ885 (Anti-IL-1b Antibody)—Muckle Wells Syndrome, Others.    Novartis Pharma AG, or Novartis, is developing ACZ885, a fully human antibody generated from our UltiMAb® technology that targets IL-1b. According to Novartis, ACZ885 is in Phase 3 development for Muckle Wells Syndrome, an inherited inflammatory disease caused by a rare genetic mutation, with a submission for regulatory approval planned for 2009. ACZ885 is also in Phase 2 trials for systemic juvenile arthritis, rheumatoid arthritis, chronic obstructive pulmonary disease, Type 2 diabetes and other inflammatory diseases. We expect to receive milestone payments as this product candidate moves through clinical trials, and royalties on product sales, should commercialization occur.

        Other Product Candidates.    Our licensing partners have active early clinical and preclinical development programs that we anticipate may lead to the identification of new antibody product candidates and novel combinations with antibodies currently in development. We expect these development efforts to lead to additional clinical candidates in both the near and long term. We are aware of a number of other antibody product candidates derived from our UltiMAb® technology for which our licensing partners have commenced Phase 2 or Phase 1 clinical trials, including antibodies for disclosed and undisclosed disease indications by Amgen, Novartis, Eli Lilly and Genmab/Roche. In general, we expect to receive milestones as these product candidates move through the regulatory process and royalties on product sales, should commercialization occur.

Our Antibody Technology Platforms

        Antibodies are natural proteins produced in the human body by B cells and serve as an important defense against disease. Human B cells produce millions of different types of antibodies, all with varying shapes that allow them to attach to and, as a result, neutralize different disease targets. For example, certain antibodies seek out and attach to viruses, bacteria and diseased cells, making them susceptible for destruction by the human immune system. Others attach to specific disease targets and block their interaction with other molecules or can be used to deliver a cytotoxic agent to directly kill cancer cells.

  The UltiMAb® Technology Platform

        Our solution to making antibodies with fully human protein sequences is to use transgenic strains of mice in which mouse antibody gene expression is suppressed and replaced with human antibody gene expression. Because our mice contain genes encoding human antibodies, we believe the antibodies we generate are more likely to have favorable safety profiles and be eliminated less rapidly from the human body, potentially reducing the frequency and amount of dosing required to affect disease targets. Additionally, our fully human antibodies do not require any humanization, a process that at times has proven to be challenging and time consuming, and can result in antibodies with lowered binding affinities for their respective targets. Our human antibody technology includes (i) our HuMAb-Mouse® technology, (ii) Kirin's TC Mouse™ technology, and (iii) the KM-Mouse® technology, a crossbred mouse that combines the characteristics of our HuMAb-Mouse® with those of the TC Mouse™. In total these technologies constitute our UltiMAb Human Antibody Development System®.

        Our HuMAb-Mouse® technology refers to transgenic mice in which the mouse genes for creating antibodies have been disrupted and functionally replaced by human antibody genes. Our HuMAb-Mouse® transgenic strains contain key gene sequences from unrearranged human antibody genes that code for both the heavy and light chains of human antibodies. Because genes determine what proteins are made, our transgenic mice make human antibody proteins. We have thus created mice that have the ability to make fully human monoclonal antibodies. This result avoids the need to humanize murine monoclonal antibodies, and because the human genes in our HuMAb-Mouse® are stable, they are passed on to the mice offspring and, therefore, bred indefinitely at relatively low cost and without additional genetic engineering. Our HuMAb-Mouse® can generate fully human antibodies with affinities in the picomolar range, or as high as 1012 (molar[nc_cad,220]1).

        Through our collaboration with Kirin, we have access to the Kirin TC Mouse™, which contains complete sets of the variable and constant genes found in the corresponding natural human immunoglobulin loci, including all heavy chain classes that encode all isotypes (IgG1-4, IgA1-2, IgD, IgM and IgE). The TC Mouse™ also has the ability to make fully human monoclonal antibodies. Together with Kirin, we have developed the KM-Mouse®, a crossbred mouse that combines the characteristics of our HuMAb-Mouse® with those of Kirin's TC Mouse™, retaining the capability to produce all human antibody isotypes with an immune response that we believe is previously unseen in any human antibody producing mouse system.

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

  Antibody-Drug Conjugates

        In addition to our human antibody technology, we are developing our proprietary Antibody-Drug Conjugate, or ADC, technology platform to complement our UltiMAb® platform and to generate and develop potentially significant antibody cytotoxic therapeutics for a variety of oncology indications. Our ADC platform includes a class of DNA alkylating agents, which have been designed to overcome multi-drug resistance. We expect to file an IND for our first ADC program in 2008.

Our Research, Development and Manufacturing

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

        Our Bloomsbury, New Jersey, research and development facility is situated on approximately 135 acres of land and currently contains space for approximately 165,000 square feet of laboratory and office space. We completed a renovation of these facilities in 2004 and currently use approximately 100,000 square feet in these facilities, accommodating approximately 200 employees engaged in antibody research, development and manufacturing.

        We lease approximately 45,000 square feet of laboratory, clinical trial production and office space in Annandale, New Jersey, where we manufacture antibody products for use in clinical development and clinical trials conducted by us and by certain of our partners. Our Annandale facility currently has the capacity to develop up to 15 antibody projects per year and operates in accordance with current good manufacturing practices, or cGMP, regulatory requirements for the manufacture of clinical trial materials. We believe that our existing facility in Annandale is adequate for the production of materials for clinical trials of our products and for providing the support we offer to certain of our partners in connection with our human antibody technology in the near-term. In September 2003, we entered into a clinical supply agreement with Lonza Group Ltd. with respect to ipilimumab and MDX-060. Our partner BMS is responsible for securing commercial supply arrangements for ipilimumab and is currently in negotiations with respect to such arrangements. We do not currently have the capability to manufacture our product candidates under development in large commercial quantities and have no experience in commercial-scale manufacturing.

  Our Antibody Partnerships

        As of February 1, 2008, we have more than 35 partnerships with pharmaceutical and biotechnology companies to jointly develop and commercialize products or to enable other companies to use our UltiMAb® technology in their development and commercialization of new therapeutic products.

  BMS

        In 2005, we entered into a collaboration and co-promotion agreement and a related securities purchase agreement with BMS. Under the terms of the collaboration, we and BMS have each granted the other certain intellectual property licenses and product rights on a worldwide basis to enable us to collaborate in the research and development of certain therapeutic antibody-based product candidates for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by us to BMS of a license to commercialize ipilimumab, a fully human antibody product candidate developed using our UltiMAb® technology, that is antagonistic to CTLA-4. Ipilimumab is currently under investigation for the treatment of a broad range of cancers. A more detailed description of our ipilimumab development program is included herein under the section entitled "Products in Development."

        As part of the collaboration, BMS is responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the U.S. and Europe, with the remaining 35% to be paid by us. We and BMS will share equally the costs of any clinical trials of products intended solely for regulatory approval in the U.S., and BMS will be fully responsible for all development costs that relate solely to regulatory approval in Europe and other parts of the world.

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

        Under the terms of the collaboration, we could receive up to $205.0 million from BMS if all regulatory milestones are met, plus up to an additional $275.0 million in sales-related milestones. In addition, if we exercise our co-promotion option with respect to ipilimumab for the metastatic melanoma indication, and regulatory approval is obtained, we would receive 45% of any profits from commercial sales of such product in the U.S. In the event we choose not to exercise our co-promotion rights with respect to a product, BMS will have exclusive commercial rights in the U.S. and will pay us royalties on commercial sales. Regardless of whether or not we exercise our co-promotion option, outside the U.S., BMS will have exclusive commercial rights for products and will pay us royalties on commercial sales.

        Pursuant to these agreements, BMS made an initial cash payment to us of $25.0 million and also purchased 2,879,223 shares of our common stock at $8.6829 per share, for $25.0 million in cash.

        A description of the termination provisions of the BMS collaboration is included herein under Note 9 ("Collaboration Agreements") to the Consolidated Financial Statements.

  Pfizer

        In 2004, we entered into a series of agreements with Pfizer. The first agreement, or the Pfizer Amendment, amended our existing collaborative research and license and royalty agreements with Pfizer to provide for the discovery and development of up to 50 antibody products over ten years. The second and third agreements were a sublicense by us to Pfizer and a cross-license of certain patents and patent applications solely relating to our respective anti-CTLA-4 antibody programs, together, the Pfizer Licenses. The fourth agreement was a stock purchase agreement also related to the anti-CTLA-4 programs. Pursuant to certain of these agreements, Pfizer made an initial cash payment to us of $80.0 million and purchased, through its wholly-owned subsidiary Pfizer Overseas Pharmaceuticals, 4,827,808 shares of our common stock at $6.21 per share, for $30.0 million in cash.

        Under the Pfizer Amendment, we expect to use our UltiMAb® technology to generate product candidates to disease-associated targets identified by Pfizer. We will receive standard market rates for performing these antibody-making services. The product candidates generated by the collaboration will then be transferred to Pfizer, which will be fully responsible for the worldwide development and commercialization of such product candidates, including the payment of all costs and expenses related thereto. We have no future payment obligations relating to the development and commercialization of these product candidates. We have the potential to receive research funding, license fees and milestone payments, if certain development milestones are met, as well as royalties on any commercial sales of the products.

        We and Pfizer have retained all rights to our respective separate anti-CTLA-4 products. Pursuant to the Pfizer Licenses, which are non-exclusive, we have the potential to receive milestones and double-digit royalty payments based upon commercial sales of any Pfizer anti-CTLA-4 antibody product whether or not such product was generated using our UltiMAb® technology. In contrast, we have no future payment obligations to Pfizer in connection with any anti-CTLA-4 product we may develop. Both we and Pfizer are independently developing antibodies to CTLA-4, including our ipilimumab and Pfizer's tremelimumab product candidates.

        A description of the termination provisions of our agreements with Pfizer is included herein under Note 9 ("Collaboration Agreements") to the Consolidated Financial Statements.

  Our 50/50 Collaborative Partnerships

        We have continued to increase our access to novel therapeutic targets by establishing collaborations with other companies and institutions that have identified potential therapeutic targets or have created platforms for the identification of such targets. We actively seek opportunities to in-license and/or acquire such targets and intend to develop novel therapeutic products by producing fully human antibodies that interact with such targets. Typically, a collaborator will provide one or more target antigen(s), and we will generate and develop antibodies against the antigen(s) using our UltiMAb® technology. We and our collaborators typically agree to share equally the costs of clinical development and manufacturing, as well as revenues, expenses and profits associated with any products arising under the collaboration. We believe this allows us to participate in the research and development of substantially more potential candidates than we could develop on our own if we bore the entire cost of development. Our partnered product candidates are listed under "Products in Development" above.

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

        The financial terms of our licensing partnerships typically include license fees and a series of milestone payments commencing upon initiation of clinical trials and continuing through to commercialization. These fees and milestones may total up to $7.0 to $10.0 million per antibody if the antibody receives approval from the FDA or equivalent foreign agencies. A licensing partnership may involve multiple antibodies. Under these partnerships, we expect to also receive royalties on any product sales. In some cases, our partners reimburse us for research and development activities we conduct on their behalf. Generally, under the terms of these agreements, our partners are responsible for all costs of product development, manufacturing and commercialization of any products. Certain product candidates under development by our Licensees of which we are aware are listed under "Products in Development" above.

  Our Cross-Licensing and In-Licensing Partnerships

  Kirin

        In 2002, we entered into a collaboration and license agreement with Kirin, which contains cross-licenses for certain of each other's technologies for the development and commercialization of human antibody products. Under the collaboration and license agreement, we and Kirin developed the KM-Mouse®, a unique crossbred mouse that combines the traits of our HuMAb-Mouse® with Kirin's TC Mouse™ and exchanged cross-licenses with respect to the KM-Mouse® and other antibody-generating mice. In addition, certain of the cross-licenses granted under the collaboration and license agreement are subject to license, milestone and royalty payments by one party to the other.

        Through December 31, 2007, we have not made any milestone payments to Kirin, although approximately $2.8 million has been paid to Kirin as of December 31, 2007 representing a payment due

Kirin as a result of our collaboration with Pfizer. Based on products we are developing which use or we believe may use Kirin technology and that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2009, we may be required to make milestone payments to Kirin aggregating up to approximately $8.5 million with respect to such products. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

  Other Cross-Licensing and In-Licensing Partnerships

        In addition to our collaboration with Kirin, we have entered into a number of other agreements that contain in-licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. We have also entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments, which we will be required to pay, that become due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through December 31, 2007, we had made milestone payments of approximately $1.7 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of 11 products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2009, we may be obligated to make future milestone payments aggregating up to approximately $63.9 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

  •
  submission of IND(s) or foreign equivalents;

  •
  commencement of Phase 1, Phase 2 and/or Phase 3 clinical trials or foreign equivalents;

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

Strategic Investments

  Genmab

        We originally owned approximately 44% of Genmab A/S, a Danish biotechnology company listed on the Copenhagen Stock Exchange. We have various licensing and co-partnering arrangements with Genmab. See "Products in Development". As a result of a series of transactions, including a sale of 2,500,000 shares of Genmab in February 2008 resulting in net proceeds to us of approximately $151.8 million, and a sale of 2,578,500 shares of Genmab in February 2007 resulting in net proceeds to us of approximately $152.1 million, our interest in Genmab has been reduced to approximately 5.1%.

  Celldex

        In 2004, we assigned and licensed to Celldex, our then wholly-owned subsidiary, certain intellectual property related to our vaccine technology, including the rights to CDX-1307 (previously known as MDX-1307), one of our product candidates for the treatment of cancer, as well as the IND associated with this product candidate.

        In 2005, Celldex acquired Lorantis Limited and Alteris Therapeutics, Inc., privately held biotechnology companies. As a result of these transactions, our ownership percentage of Celldex was reduced to approximately 60%. In October 2007, Celldex executed a merger agreement with AVANT Immunotherapeutics, Inc., a publicly traded biotechnology company (NASDAQ: AVAN), which develops vaccines and other immunotherapies and has three commercialized products, including Rotarix® for the treatment of rotavirus. The all-stock transaction, approved by both companies' Boards of Directors, will combine the two companies under the name AVANT, and is currently expected to close in the first quarter of 2008. Closing of the merger is contingent upon a vote of approval by AVANT's current shareholders at a special meeting of shareholders expected to take place on March 6, 2008. Upon successful completion of the merger, Celldex and AVANT shareholders will own 58% and 42% of the combined company on a fully diluted basis, respectively. It is expected that Medarex will own approximately 35% of the combined entity, which will be publicly traded, upon successful completion of the merger.

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

        We have filed applications for a number of patents, have been granted patents or have obtained rights relating to our technology platforms, and various product candidates.

        As of December 31, 2007, we hold an ownership interest in a total of approximately 66 issued patents in the U.S. and 323 issued patents in foreign countries with respect to technologies and products. In addition, we hold an ownership interest in a total of 99 U.S. patent applications and 645 applications in foreign countries. We also hold exclusive and non-exclusive rights in numerous in-licensed patents and patent applications relevant to our business.

        Our patent portfolio includes granted patents and applications directed to our UltiMAb® technology, including our HuMAb-Mouse® technology. This includes patents and applications that are wholly owned, jointly owned and in-licensed rights. These patents, most of which are in the same patent family, claim the transgene, the transgenic mouse and methods of obtaining high affinity antibodies, among others. Although our earliest patents in this portfolio will expire starting in 2008, the majority of the HuMAb-Mouse® technology patents expire between 2011 and 2015. In addition, we continue to file patent applications directed to improvements in our HuMAb-Mouse® technology. Still further, our patent portfolio directed to improvements in the mouse technology that is jointly owned with Kirin will expire in 2022.

        Our patent portfolio includes granted patents and applications directed to our UltiMAb® products, including patent filings claiming human antibodies against dozens of targets. These include patent applications describing several of our particular human antibody product candidates, such as our anti-CTLA-4 (ipilimumab), anti-CD30 (MDX-060, MDX-1401), anti-PD-1 (MDX-1106), anti-PD-L1 (MDX-1105), anti-IP10 (MDX-1100), anti-CD19 (MDX-1342) and CD70 (MDX-1411) product candidates.

        Our patent portfolio also includes granted patents and applications directed to our ADC technology, including patent filings relating to toxins and linkers, as well as antibody-drug conjugates per se. These patent filings are wholly owned, and we continue to file patent applications directed to improvements and new embodiments of our inventions. The earliest of these patents will expire in 2022.

        We have been assigned patent rights relating to MEDI-545 and MEDI-546 by Nufarm, B.V., Medisup International N.V., Pharma Pacific Pty. Ltd and Laboratorie European de Biotechnologie. We have acquired patent rights relating to MDX-1100 through our acquisition of Ability Biomedical. In addition, we have acquired patent rights from Corixa Corporation relevant to our ADC technology.

        In 2007, 18 U.S. provisional or utility patent applications and 10 Patent Cooperation Treaty, or PCT, applications were filed by or on behalf of Medarex.

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

        In addition to the patents and patent applications in which we hold an ownership interest, we hold exclusive and non-exclusive licenses to many other patents and applications, including the license to the Abgenix, Inc., or Abgenix, (and now Amgen) intellectual property mentioned below. For example, these technologies include microinjection of transgene DNA, homologous recombination, chromosome transfer, yeast artificial chromosome transgene technology and other relevant technologies. We also hold an exclusive sub-license to intellectual property created at the University of California relating to aspects of ipilimumab and also have licenses from BMS and Pfizer concerning other intellectual property related to ipilimumab. We have a license from the U.S. Public Health Service with respect to MDX-1379.

        We own registrations for the following trademarks in the listed jurisdictions: Medarex® in the U.S., the European Union, Canada, Australia and Switzerland; HuMAb-Mouse®, UltiMAb Human Antibody Development System® in the U.S., Canada and European Union; KM-Mouse® and Putting the Immune System to Work™ in the European Union; GenPharm® in the U.S.; and UltiMAb® in the European Union.

Regulatory Issues

  General

        The production, distribution and marketing of products employing our technology, and our research and development activities, are subject to extensive governmental regulation in the U.S. and in other countries. In the U.S., our products are regulated both as drugs and as biological products and are subject to the Federal Food, Drug, and Cosmetic Act, as amended, the Public Health Service Act, as amended, and the regulations promulgated under these statutes, as well as to other federal, state, and local statutes and regulations. These laws, and similar laws outside the U.S., govern the clinical and non-clinical testing, manufacture, safety, effectiveness, approval, labeling, distribution, sale, import, export, storage, record keeping, reporting, advertising and promotion of our products. Product development and approval within this regulatory framework, if successful, will take many years and involve the expenditure of substantial resources. Violations of regulatory requirements at any stage may result in various adverse consequences, including the FDA's and other health authorities' delay in approving or refusal to approve a product. Violations of regulatory requirements also may result in enforcement actions, including withdrawal of approval, labeling restrictions, seizure of products, fines, injunctions and/or civil or criminal penalties.

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

        Clinical trial programs in humans generally follow a three-phase process. Typically, Phase 1 studies are conducted in small numbers of healthy volunteers or, on occasion, in patients afflicted with the target disease, to determine the metabolic and pharmacological action of the product candidate in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. In Phase 2, studies are generally conducted in larger groups of patients having the target disease or condition in order to validate clinical endpoints, and to obtain preliminary data on the effectiveness of the product candidate and optimal dosing. This phase also helps determine further the safety profile of the product candidate. In Phase 3, large-scale clinical trials are generally conducted in hundreds of patients having the target disease or condition to provide sufficient data for the statistical proof of effectiveness and safety of the product candidate as required by U.S. and foreign regulatory agencies.

        In the case of products for cancer and certain other life-threatening diseases, the initial human testing may be done in patients with the disease rather than in healthy volunteers. Because these patients are already afflicted with the target disease or condition, it is possible that such studies will also provide results traditionally obtained in Phase 2 studies. These studies are often referred to as "Phase 1/2" studies. Notwithstanding the foregoing, even if patients participate in initial human testing and a Phase 1/2 study carried out, the sponsor is still responsible for obtaining all the data usually obtained in both Phase 1 and Phase 2 studies.

        Before proceeding with a study, sponsors may seek a written agreement from the FDA regarding the design, size, and conduct of a clinical trial. This is known as a Special Protocol Assessment, or SPA. Among other things, SPAs can cover clinical studies for pivotal trials whose data will form the primary basis to establish a product's efficacy. Where the FDA agrees to an SPA, the agreement may not be changed by either the sponsor or the FDA except if the sponsor and the FDA agree to a change, or a senior FDA official determines that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the testing began. SPAs thus help establish up-front agreement with the FDA about the adequacy of a clinical trial design to support a regulatory approval, but the agreement is not binding if new circumstances arise. There is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA.

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

        The clinical trial process for a new compound can take 10 years or more to complete. The FDA may prevent clinical trials from beginning or may place clinical trials on hold at any point in this process if, among other reasons, it concludes that study subjects are being exposed to an unacceptable health risk. Trials may also be prevented from beginning or may be terminated by institutional review boards, who must review and approve all research involving human subjects, or by data safety monitoring committees, who also monitor certain studies to protect the welfare of study subjects. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing authorization. Similarly, adverse events that are reported after marketing authorization can result in additional limitations being placed on a product's use and, potentially, withdrawal of the product from the market.

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

        Under the Prescription Drug User Fee Act, as amended, the FDA receives fees for reviewing a BLA or NDA and supplements thereto, as well as annual fees for commercial manufacturing establishments and for approved products. These fees can be significant. For fiscal year 2007, the NDA or BLA review fee alone was $896,200, and for fiscal year 2008 this fee is $1,178,000, although certain limited deferrals, waivers and reductions may be available.

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

        "Fast Track" Approval.    The Federal Food, Drug and Cosmetic Act, as amended, and FDA regulations provide certain mechanisms for the accelerated "Fast Track" approval of products intended to treat serious or life-threatening illnesses which have been studied for safety and effectiveness and which demonstrate the potential to address unmet medical needs. The procedures permit early consultation and commitment from the FDA regarding the preclinical and clinical studies necessary to gain marketing approval. Provisions of this regulatory framework also permit, in certain cases, NDAs or BLAs to be approved on the basis of valid surrogate markers of product effectiveness, thus accelerating the normal approval process. Where the FDA approves a product on the basis of a surrogate marker, it requires the sponsor to perform post-approval, or Phase 4, studies as a condition of approval. In addition, the FDA may impose restrictions on distribution or promotion or both activities in connection with any accelerated approval, and may withdraw approval if post-approval studies do not confirm the intended clinical benefit or safety of the product. Special rules would also apply to the submission to FDA of advertising and promotional materials prior to use.

        Orphan Drugs.    Under the Orphan Drug Act, special incentives exist for companies to develop products for rare diseases or conditions, which are defined to include those diseases or conditions that affect fewer than 200,000 people in the U.S. Companies may request that the FDA grant a drug orphan designation prior to approval. Products designated as orphan drugs are eligible for special grant funding for research and development, the FDA assistance with the review of clinical trial protocols, potential tax credits for research, reduced filing fees for marketing applications, and a special seven-year period of market exclusivity after marketing approval. Orphan drug exclusivity prevents the FDA approval of applications by others for the same drug and the designated orphan disease or condition. The FDA may approve a subsequent application from another entity if the FDA determines that the application is for a different drug or different use, or if the FDA determines that the subsequent product is clinically superior, or that the holder of the initial orphan drug approval cannot assure the availability of sufficient quantities of the drug to meet the public's need. A grant of an orphan designation is not a guarantee that a product will be approved. If a sponsor receives orphan drug exclusivity upon approval, there can be no assurance that the exclusivity will prevent another entity or a similar drug from receiving approval for the same or other uses.

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

        The development of biotechnology and pharmaceutical products is a highly competitive business subject to rapid technological change. We know of many pharmaceutical and biotechnology companies conducting research or development of therapeutic monoclonal antibody products. Many of these companies have commenced clinical trials with, and several have successfully commercialized, antibody products. Some of these companies are also pursuing product development efforts for the same disease areas or against the same biological targets as we or our partners are pursuing.

        We face competition from many companies that provide the services of generating monoclonal antibodies for antibody-based therapeutics. One competitor with respect to our human antibody technology has been Abgenix, which was acquired by Amgen, in April 2006. As a result of the cross-license agreement with GenPharm, our wholly owned subsidiary, Abgenix had offered to potential partners the use of its transgenic mouse known as XenoMouse® to generate fully human monoclonal antibodies.

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

        In 2007, Regeneron Pharmaceuticals, Inc., or Regeneron, licensed its VelocImmune® monoclonal antibody generation technology to AstraZeneca, Astellas Pharma and Sanofi-aventis. Regeneron claims that its VelocImmune® mice have humanized immune systems that can be used to generate human antibodies, potentially enabling Regeneron, AstraZeneca and any other Regeneron licensees to compete with us in the generation of therapeutic antibodies. AstraZeneca also has access to antibody generation technologies through its ownership of Cambridge Antibody Technology Group plc (part of the AstraZeneca group of companies), or CAT.

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

        Numerous other companies are developing therapeutic products comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies not involving animal immunization that result in libraries composed of numerous human antibody sequences. For example, phage display technology is being used by companies such as Dyax Corp., CAT, and MorphoSys AG to develop potentially therapeutic products comprising human antibody sequences. XOMA Ltd. and PDL BioPharma, Inc., or PDL BioPharma, both offer technologies to convert mouse antibodies into antibodies closely resembling human antibodies. Companies such as Johnson & Johnson, MedImmune (a subsidiary of AstraZeneca), Amgen, Biogen Idec, Inc., Novartis, Genentech, Inc., PDL BioPharma, Wyeth, BMS, Abbott Laboratories, Alexion Pharmaceutical, Inc. and GlaxoSmithKline have generated therapeutic products that are currently in development or on the market and that are derived from recombinant DNA that comprise human antibody sequences. Numerous additional companies are developing therapeutic products comprising human antibody components.

        We are aware of several pharmaceutical and biotechnology companies actively engaged in research and development of antibody-based products that have commenced clinical trials with or have successfully commercialized antibody products. Some of these companies, such as Pfizer, ImClone Systems, Johnson & Johnson, Wyeth, Amgen, Abbott, UCB Pharma, Biogen Idec, CAT (acquired by AstraZeneca), MorphoSys AG, Genentech, Inc., Human Genome Sciences, Millennium and PDL BioPharma are addressing diseases and disease indications that are being targeted by us and certain of our partners. For example, Pfizer is developing tremelimumab, an anti-CTLA-4 antibody in Phase 3 development, in potential competition with our product candidate, ipilimumab. Several of the foregoing companies are also licensees of our transgenic mouse technology. As we focus more on our activities in developing our own antibodies for cancer, infectious diseases and inflammatory diseases, the list of our competitors may extend to an even larger number of pharmaceutical and biotechnology companies. Many of these companies and institutions, either alone or together with their partners, have substantially greater financial resources and larger research and development divisions than we have. In addition, many of these competitors, either alone or together with their partners, have substantially greater experience than us in developing pharmaceutical products, undertaking preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals of such products and the manufacturing and commercialization of such products. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or other non-U.S. equivalent marketing approval and commercializing products more rapidly than us.

        Other technologies can also be applied to the treatment of the diseases that we or our partners are pursuing. For example, antibody-drug conjugates—monoclonal antibodies linked to toxins—are being developed by others, such as ImmunoGen, Inc., Seattle Genetics, Inc. and Genentech, as well as by us, and other companies are developing antibodies linked to radioactive isotopes. In addition, the application of recombinant DNA technology to develop potential products consisting of proteins (such as growth factors, hormones, enzymes, cytokines, receptor fragments and fusion proteins, or cytokines) that do not occur normally in the body, or occur only in small amounts, has been under way for some time. Included in this group are interleukins such as IL-2 and IL-11, interferons, colony stimulating factors such as G-CSF and GM-CSF, clotting factors, growth hormones, erythropoeitin, DNAse, tPA, glucocerebrosidase, PDGF, and a number of other biological response modifiers. Continuing development of new chemical entities and other drugs by pharmaceutical and other biotechnology companies also carries with it the potential discovery of agents for treating disease indications targeted by drugs that we or our partners are developing.

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

Employees

        As of December 31, 2007, we employed 500 full-time employees, of whom approximately 428 were engaged in research and development activities. As of that date, there were 72 employees involved in business development, legal, finance and other administrative functions. None of our employees is covered by a collective bargaining agreement. We have entered into employment contracts with certain of our executive officers. Our success will depend in large part upon our ability to attract and retain employees. We face competition for employees from other companies, research and academic institutions, government agencies and other organizations. We believe we maintain good relations with our employees.

Available Information

        We were incorporated in the State of New Jersey on July 8, 1987. Our principal executive offices are located at 707 State Road, Princeton, New Jersey 08540. Our telephone number is (609) 430-2880.

        We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy our reports, proxy statements and other information at the SEC's public reference room at 100 F Street N.W., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our SEC filings are also available at the SEC's web site at www.sec.gov. In addition, you can read and copy our SEC filings at the office of the National Association of Securities Dealers, Inc. at 1735 K Street N.W., Washington, D.C. 20006.

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

Item 1A.    Risk Factors

Forward Looking Information

        This Annual Report contains forward-looking statements within the meaning of Sections 27A and 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "estimates", "plans", "forecasts", "is likely to", "projected" and similar expressions or future conditional verbs such as "should", "would", "may", and "could" are generally forward-looking in nature and not historical facts. Forward-looking statements include, without limitation, statements in this section, and in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report regarding, among other things, uncertainties relating to our technology; history of operating losses and anticipation of future losses; uncertainty of product development; uncertainty relating to competitive products, need for additional capital and uncertainty of change; uncertainty of patent and proprietary rights; management of growth, and risks of acquiring new technologies; uncertainties related to clinical trials; government regulation and uncertainty of obtaining regulatory approval; dependence on research collaborators and scientific advisors; uncertainty of health care reform measures and third-party reimbursement and risk of product liability. All forward-looking statements included in this Annual Report are based on information available to us as of the date hereof, and we do not assume any obligation to update any such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. Accordingly, in addition to the other information in this Annual Report, the following factors should be considered carefully. References to our products, business, financial results or financial condition should be considered to refer to us and our subsidiaries unless the context otherwise requires.

        Additional factors that might affect future results include the following:

Risks Related to Our Business and Industry

Successful development of our product candidates is uncertain.

        Neither we nor our partners have any product candidates employing our human antibody technology that have been approved for sale by the FDA or comparable foreign authorities or been commercialized. Product candidates employing our human antibody technology may not advance beyond clinical development and may not demonstrate clinical safety and effectiveness sufficient to obtain marketing authorization.

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

  •
  failure in clinical trials;

  •
  failure to receive or delay in receipt of regulatory approvals;

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

  •
  failure to achieve market acceptance.

        Because of these risks, our research and development efforts or those of our partners may not result in any commercially viable products. If a significant portion of these development efforts are not successfully completed, required regulatory approvals are not obtained or are significantly delayed, or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

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

        We have incurred large operating losses, and we anticipate that these losses will continue for the foreseeable future. In particular, as of December 31, 2007, we had an accumulated deficit of approximately $990.7 million. Our net loss was $27.1 million for the year ended December 31, 2007. Our net loss for the year ended December 31, 2007 includes a realized gain of approximately $152.1 from the sale of a portion of our Genmab stock. Excluding this realized gain, our net loss for the year ended December 31, 2007 would have been $179.2 million. Our losses have resulted principally from:

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
  delays in manufacturing;

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

We are subject to an informal inquiry by the SEC and a grand jury investigation by the United States Attorney's Office for the District of New Jersey, relating to our stock option granting practices, and such governmental inquiry and investigation may result in charges filed against us and in fines or penalties.

        The SEC is conducting an informal inquiry into our historical stock option granting practices and related accounting and disclosures. In addition, the United States Attorney's Office for the District of New Jersey is conducting a grand jury investigation relating to the same matters. We understand that the governmental inquiry and investigation relate to the same subject matter underlying the investigation (the "Investigation") conducted by a special investigation committee of our independent directors relating to our stock option grant practices from 1996 through June 30, 2006. Based upon the information obtained in the Investigation, through July 2002, we had a practice, in many instances, of selecting dates for our stock option grants and restricted stock grants as of the date when the stock price was the lowest during the month of grant, without disclosing this practice in our public filings and without properly measuring the compensation expense on a date that the terms of the equity awards were finalized. Subsequent to July 2002, while this practice of selecting dates ceased by us in response to new legal and regulatory reporting requirements, there were two annual equity grants for rank and file employees for which the measurement dates differed from the grant dates recorded in our books and records, which the Investigation revealed were primarily a result of administrative delays, with no apparent intent to achieve favorable exercise prices. Based on the results of the Investigation, we restated our financial statements for the quarter ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively.

        Criminal or civil charges could be filed against us and we could be required to pay significant fines or penalties in connection with either or both of the governmental inquiry and investigation or other governmental investigations. We have incurred, and continue to incur, substantial costs related to the governmental inquiry and investigation and they continue to cause a diversion of our management's time and attention which could have a material adverse effect on our financial condition and results of operations. Any criminal or civil charges by the SEC or the U.S. Attorney's Office or any fines or penalties imposed by either the SEC or the U.S. Attorney's Office or other governmental agency could materially harm our business, results of operations, financial position and cash flows.

We have civil litigation pending that relates to our stock option granting practices, and we cannot predict the ultimate outcome of this litigation.

        In June 2006, two derivative actions were filed in New Jersey state court by shareholders purporting to act on behalf of Medarex, naming Medarex as a nominal defendant and certain current and former directors as defendants. The state actions were consolidated in August 2006, and an amended consolidated complaint was filed in October 2007. In November 2006 and January 2007, three additional derivative complaints were filed in the United States District Court for the District of New Jersey, containing nearly identical factual allegations concerning Medarex's historical stock option granting practices. The federal actions were consolidated in April 2007, and an amended consolidated complaint was filed in June 2007. The complaints allege, among other things, that certain of Medarex's officers and directors breached their fiduciary duties to the Company and violated federal securities laws in connection with public statements made in SEC filings relating to the Company's historical stock option granting practices and related accounting. The complaints seek unspecified damages and equitable relief. All of the defendants moved to dismiss the federal action in October 2007. We could be required to pay significant legal fees and damages in connection with this litigation.

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

        In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. The risk is relevant for us because our market price has experienced a decline due, in part, to the announcement of top-line results for registrational trials of ipilimumab on December 10, 2007. If we faced such litigation, while we would vigorously contest, it could result in substantial costs and a diversion of management's attention and resources, which could materially harm our business.

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

We have investments in financial instruments which could potentially decrease in value as a result of the "credit crisis."

        Due to recent market developments, including a series of rating agency downgrades of sub-prime U.S. mortgage-related assets and insurers of long-term debt, the value of sub-prime-related investments and certain tax-exempt long-term debt has declined. This recent and precipitous decline in the market value of securities backed by residential mortgage loans and long-term debt insured by these bond insurers has led to a liquidity crisis affecting the financial services industry specifically and the global financial markets generally. As a result, investors in many industry sectors have experienced substantial decreases in asset valuations and uncertain market liquidity for their investments.

        The resulting "credit crisis" may have an impact on the fair value of certain of our investments and may require future impairments if the value of those investments suffers a decline which is determined to be other than temporary. At present, no material change in the market value of our fixed income investments has occurred, however, a future decline in value of such investments which is determined to be other than temporary may require us to record a material impairment of the fair value of those investments.

Clinical trials required for our product candidates are expensive and time-consuming, and their outcome is uncertain.

        To obtain FDA approval to market a new drug product, we or our partners must demonstrate proof of safety and efficacy in humans. To meet these requirements, we or our partners will have to conduct extensive preclinical testing and "adequate and well-controlled" clinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per trial. Delays associated with product candidates for which we are directly conducting preclinical or clinical trials may cause us to incur additional operating expenses. Moreover, we will continue to be affected by delays associated with the preclinical testing and clinical trials of certain product candidates conducted by our partners over which we have no control. We rely on third parties, including our partners, academic institutions and clinical research organizations to conduct, supervise or monitor many of our clinical trials. We have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.

        The commencement and rate of completion of clinical trials may be delayed by many factors, including, for example:

  •
  the inability to manufacture sufficient quantities of qualified materials in accordance with current good manufacturing practices, or cGMPs, for use in clinical trials;

  •
  the need or desire to modify our manufacturing processes;

  •
  slower than expected rates of patient recruitment;

  •
  modification of clinical trial protocols;

  •
  the inability to adequately observe patients after treatment;

  •
  changes in regulatory requirements for clinical trials;

  •
  the lack of effectiveness during the clinical trials;

  •
  unforeseen safety issues;

  •
  delays, suspension or termination of the clinical trials due to the institutional review board responsible for overseeing the study at a particular study site, or for some studies due to the data safety monitoring committee charged with overseeing the study as a whole; and

  •
  government or regulatory delays or "clinical holds" requiring suspension or termination of the trials.

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

        Generally, our clinical trials, including our melanoma trials for ipilimumab, are conducted in patients with serious or life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and in some cases, our product candidate is used in combination with approved therapies that themselves have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our product candidates. In trials of ipilimumab, the most commonly reported drug-specific adverse events are primarily immune-related, ranging from mild in most cases to severe in a very few number of instances, and are consistent with the mechanism of action of CTLA-4 blockade. These events are organ-specific, principally involving the gastrointestinal tract (diarrhea or colitis), the skin (severe rash or pruritis), the endocrine glands (reduced pituitary function) and the liver (increased liver enzymes). Other than a very small number of fatalities not directly related to disease progression or complications of the disease being treated, representing approximately 1% of over 2,000 patients treated in all previous trials of ipilimumab, which may or may not be attributable to our product candidates, the majority of adverse events resolved or improved with treatment and without further significant complications. From our collective experience in treating over 2,000 patients with ipilimumab, treatment guidelines have been established to ensure proper management and most of these adverse events are manageable and resolve following withdrawal of ipilimumab or appropriate medical therapy, such as corticosteroids. In addition, we and BMS are exploring potential biomarkers that may be predictive of clinical responses. We cannot assure you that additional safety issues will not arise with respect to our products in the future.

        We have, at times, experienced slower than expected rates of patient recruitment in certain of our clinical trials. As a result, in certain instances, we may experience delays in our product development and clinical testing.

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

        If products employing our technology do not achieve significant market acceptance, our business, financial condition and results of operations will be materially harmed.

The successful commercialization of our antibody products will depend on obtaining coverage and reimbursement for use of these products from third-party payors.

        Sales of pharmaceutical products largely depend on the reimbursement of patients' medical expenses by government health care programs and private health insurers. Without the financial support of the government or third-party payors, the market for products employing our human antibody technology will be limited. These third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct post-marketing studies to demonstrate the cost-effectiveness of our products. Such studies may require us to dedicate a significant amount of resources. Our product candidates may not be considered cost-effective. Third-party payors may not reimburse sales of products employing our human antibody technology, or enable us or our partners to sell them at profitable prices.

The continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare may impair our future revenues and profitability.

        The pricing of our future products may be influenced in part by government controls and restrictions from private payors. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, measures have been put in place to attempt to reduce expenditures under the Medicare and Medicaid programs. In addition, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement more rigorous provisions relating to government payment levels. Private managed care organizations in the United States also seek to restrict the pharmaceutical products that doctors in those organizations can prescribe through the use of formularies, the lists of drugs which physicians are permitted to prescribe to patients in a managed care organization.

        While we cannot predict whether the government will adopt any new legislative or regulatory proposals with respect to the pricing or reimbursement of medicines, the announcement or adoption of these proposals could have a material adverse effect on our business, results of operations, financial condition and cash flow. Managed care and other private payor exclusion of our pharmaceutical products from their formularies or demands for price concessions necessary to be included on formularies could also have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

        We cannot make assurances that we will be able to contract with such companies for clinical and/or commercial supply on acceptable terms or in a timely manner, if at all. Moreover, even if we are able to enter into clinical and/or commercial supply manufacturing arrangements with cGMP-compliant third-party manufacturers, we cannot assure you that such manufacturers will be able to produce products that are substantially equivalent to the product candidates that we have produced in our own facilities and used in our clinical trials. Such manufacturers may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance and shortage of qualified personnel. Moreover, they may not perform as agreed or may not continue to manufacture our products for the time required by us to successfully market our products. These third parties may fail to deliver the require quantities of our products or product candidates on a timely basis and at commercially reasonable prices. If such companies are not able to produce products that are substantially equivalent to our product candidates, the progress of our clinical trials and/or commercialization of our products may be delayed and our business, financial condition and results of operations may be materially harmed.

        In addition, we and any third-party manufacturer will be required to register manufacturing facilities with the FDA and other regulatory authorities, and provide periodic product listing information on the products manufactured at each registered facility. The facilities will be subject to inspections confirming compliance with cGMP or other regulations. If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or other regulatory authorities can impose regulatory sanctions including, among other things, imposition of a shut down of manufacturing operations, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval.

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

We are, in part, dependent on our partners' willingness and ability to devote resources to the development and commercialization of product candidates or otherwise support our business as contemplated in our partnership agreements.

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

  •
  our partners may not develop product candidates generated using our antibody technology as expected; and

  •
  business combinations or significant changes in a partner's business strategy may adversely affect that partner's willingness or ability to continue to pursue these product candidates.

        If we do not realize the contemplated benefits from our partners, our business, financial condition and results of operations may be materially harmed.

Our existing partnerships may be terminated, and we may not be able to establish additional partnerships.

        Our licensing partners generally have the right to terminate our partnerships at any time. Our ability to continue our current partnerships and to enter into additional partnerships is dependent in large part on our ability to successfully demonstrate that our UltiMAb® technology is an attractive method of developing fully human antibody therapeutic products. Existing or potential partners may pursue alternative technologies, including those of our competitors, or enter into other transactions that could make a collaboration with us less attractive to them. For example, if an existing partner purchases or is purchased by a company that is one of our competitors, that company could be less willing to continue its collaboration with us and may, instead, become one of our competitors. In April 2006, Abgenix and Amgen completed a merger that resulted in Amgen's ownership of Abgenix's XenoMouse® technology. As a result, Amgen may be less willing to continue its collaboration with us and may, through the use of the XenoMouse® technology, engage in direct competition with us in the area of generating fully human monoclonal antibodies for antibody-based therapeutics. In addition, a company that has a strategy of purchasing companies rather than entering into partnership arrangements might have less incentive to enter into a collaboration agreement with us. Moreover, disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future partner. Lengthy negotiations with potential new partners or disagreements between us and our partners may lead to delays or termination in the research, development or commercialization of product candidates. If we are not able to establish additional partnerships on terms that are favorable to us or if a significant number of our existing partnerships are terminated and we cannot replace them, we may be required to increase our internal product development and commercialization efforts. This would likely:

  •
  limit the number of product candidates that we will be able to develop and commercialize;

  •
  significantly increase our need for capital; and/or

  •
  place additional strain on management's time.

        Any of the above may materially harm our business, financial condition and results of operations.

Due to the size of our equity interest in Celldex Therapeutics, Inc., we must consolidate the results of its operations in our financial statements, which may include significant losses.

        We currently own approximately 60% of the outstanding common stock of Celldex Therapeutics, Inc., a privately held biopharmaceutical company. Due to the size of our equity interest in Celldex, we are currently required to consolidate the operations of Celldex in our financial statements, which results in the inclusion of their losses in our financial statements. We are unable to predict what such losses will be. For the year ended December 31, 2007, our share, net of minority interest, of Celldex's net loss included in our financial statements was approximately $10.5 million. In October 2007, Celldex and AVANT Immunotherapeutics, Inc. announced the signing of a definitive merger agreement. Closing of the merger is contingent upon a vote of approval by AVANT's current shareholders expected to take place at a special meeting of shareholders on March 6, 2008. It is expected that Medarex will own approximately 35% of the combined entity, which will be publicly traded, upon successful completion of the merger. A more detailed description of our relationship with Celldex is included herein under the section entitled "Strategic Investments—Celldex."

Our strategic equity investments in our partners expose us to equity price risk and, in addition, investments in our partners may be deemed impaired, which would affect our results of operations.

        We have a number of strategic investments that expose us to equity price risk. These investments may become impaired, which would adversely affect our results of operations.

        We are exposed to equity price risk on our strategic investments in our publicly-traded partners, and as part of our business strategy, we may choose to make additional similar investments in public companies in the future. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are designated as available-for-sale and are reported at fair value on our consolidated balance sheet. Unrealized holding gains and losses on available-for-sale securities are generally excluded from earnings and reported within other comprehensive income which is a separate component of shareholders' equity. Under our accounting policy, marketable equity securities are generally considered to be impaired if their fair value is less than our cost basis in such securities for more than six months, or some other period in light of the particular facts and circumstances surrounding the investment. If a decline in the fair value of available-for-sale securities is considered to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. For the year ended December 31, 2006, we recorded an impairment charge of $5.2 million on investments in partners whose securities are publicly traded. During the years ended December 31, 2007 and 2005, no impairment charges were recorded related to the value of our investments in publicly traded companies. If we deem these investments to be further impaired at the end of any future reporting period, we may incur additional impairment charges on these investments.

        In addition, we have investments in several of our partners whose securities are not publicly traded. The value of our investments in these companies are inherently more difficult to estimate than our investments in publicly traded companies. We estimate the value of these investments by using information acquired from industry trends, management of these companies, financial statements and other external sources. Specifically, our determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financing and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. For the years ended December 31, 2007, 2006 and 2005, we recorded impairment charges of approximately $2.1 million, $0 and $33.3 million, respectively, on our investments in privately-held companies. Approximately $29.3 million of the 2005 impairment charge related to IDM Pharma prior to the share exchange with Epimmune, Inc., at which time IDM Pharma became a publicly-traded company. Future adverse changes in market conditions or adverse changes in operating results of these companies may also require an impairment charge in the future.

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

        We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapeutics. Some of these companies have commenced clinical trials of antibody product candidates or have successfully commercialized antibody products. Many of these companies are addressing the same disease indications as are we and our partners. Also, we compete with companies that offer antibody generation services to other companies that have disease related target antigens. These competitors have specific expertise or technology related to monoclonal antibody development. In the past, we competed directly with Abgenix, which merged with Amgen in April 2006, with respect to the generation of fully human antibodies from transgenic mice. Abgenix had offered potential partners the use of its XenoMouse® technology to generate fully human monoclonal antibodies. Regeneron has licensed its VelocImmune® monoclonal antibody generation technology to AstraZeneca, Astellas Pharma Inc. and Sanofi-aventis, potentially enabling such licensees to compete with us in the generation of therapeutic antibodies. Regeneron may also compete with us directly in the generation of therapeutic antibodies or may enter into additional licenses with other companies. AstraZeneca also has access to antibody generation technologies through its ownership of Cambridge Antibody Technology. In addition, we have entered into agreements with each of Kirin and Genmab, respectively, that grant these companies licenses to our proprietary transgenic mouse technology platform, enabling them to compete with us in offering antibody generation and development services in certain markets.

        Xenerex and XTL have developed technologies that, according to Xenerex and XTL, will allow them to generate fully human monoclonal antibodies in functionally modified mice. Numerous additional companies are developing therapeutic product candidates comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies that do not involve immunization of animals for creating antibodies comprising human antibody sequences. XOMA and PDL BioPharma both offer technologies to convert mouse antibodies into antibodies closely resembling human antibodies. In addition, phage display technology is being used by companies, such as CAT, Dyax and MorphoSys to generate potentially therapeutic products comprising human antibody sequences. Companies such as Johnson & Johnson, MedImmune (a subsidiary of AstraZeneca), Amgen, Biogen Idec, Novartis, Genentech, PDL BioPharma, Wyeth, BMS, Abbott Laboratories, Alexion Pharmaceuticals, Inc. and GlaxoSmithKline have generated therapeutic products that are currently in development or on the market and that are derived from recombinant DNA that comprise human antibody components.

        We have entered into license agreements with Pfizer, designed to give each party freedom to operate with respect to the development and commercialization of antibodies to CTLA-4. Among other things, these license agreements allow Pfizer to compete with us in such development and commercialization efforts, but Pfizer is obligated to make certain milestone and royalty payments to us based upon future sales of any Pfizer anti-CTLA-4 antibody product. Pfizer is developing tremelimumab, a fully human antibody generated by using transgenic mouse technology substantially similar to our HuMAb-Mouse® technology that targets the T-cell receptor CTLA-4. According to publicly available information, Pfizer is developing tremelimumab in a Phase 3 clinical trial for metastatic melanoma and in earlier Phase 2 or Phase 1 trials for other cancers.

        Other technologies can also be applied to the treatment of the diseases that we or our partners are pursuing. For example, antibody-drug conjugates—monoclonal antibodies linked to toxins—are being developed by others, as well as by us, and other companies are developing antibodies linked to radioactive isotopes. In addition, the application of recombinant DNA technology to develop potential products consisting of proteins (such as growth factors, hormones, enzymes, cytokines receptor fragments and fusion proteins) that do not occur normally in the body, or occur only in small amounts, has been under way for some time. Included in this group are interleukins such as IL-2 and IL-11, interferons, colony stimulating factors such as G-CSF and GM-CSF, clotting factors, growth hormones, erythropoeitin, DNAse, tPA, glucocerebrosidase, PDGF and a number of other similar biological agents. Continuing development of new chemical entities and other drugs by pharmaceutical and other biotechnology companies carries with it the potential discovery of agents for treating disease indications also targeted by drugs that we or our partners are developing.

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

        Accordingly, our competitors may obtain patent or regulatory protection, receive FDA approval or commercialize products before we or our partners do. If we or our partners commence commercial product sales, we or our partners will be competing against companies with greater manufacturing, marketing and sales capabilities, areas in which we and certain of our partners have limited or no experience.

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

        We have obtained orphan drug designation in the United States for ipilimumab and certain of our other product candidates in development, and therefore each is eligible for orphan drug exclusivity if approved first. The FDA's approach with respect to orphan drug status for antibody products is uncertain, particularly with respect to whether two antibody products against the same disease target would be considered to be the same for orphan drug purposes under current law and regulations. Furthermore, we are not aware of established FDA policies or precedent for how orphan drug exclusivity applies in circumstances where two or more compounds with orphan drug designations are approved for combination therapy. The FDA may not grant us exclusivity for the ipilimumab, or may permit others to receive approval for differing combinations of similar compounds despite any orphan drug exclusivity we receive for different uses or for treating metastatic melanoma, depending on FDA's assessment of the chemical similarity of the other drugs to our products. Orphan drug exclusivity also does not prevent FDA from permitting others to market the same compound for different uses than the orphan use. We therefore may not receive any meaningful protection for ipilimumab or our other product candidates based on orphan drug exclusivity.

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

        Government regulation substantially increases the cost and risk of researching, developing, manufacturing, and selling our products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. We or our partners must obtain and maintain regulatory authorization to conduct clinical trials, and register our clinical trials in accordance with new legal requirements to register clinical trials on publicly available databases. We or our partners must obtain regulatory approval for each product candidate we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive preclinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product's safety, efficacy, potency and purity for each intended use. The development and approval process takes many years, requires substantial resources, and may never lead to the approval of a product. Failure to obtain regulatory approvals, or delays in obtaining regulatory approvals may:

  •
  adversely affect the successful commercialization of any drugs that we or our partners develop;

  •
  impose additional costs on us or our partners;

  •
  diminish any competitive advantages that we or our partners may attain; and

  •
  adversely affect our receipt of revenues or royalties.

        Even if we are able to obtain regulatory approval for a particular product, the approval may limit the indicated medical uses for the product, may otherwise limit our ability to promote, sell, and distribute the product, may require that we conduct costly post-marketing surveillance, and/or may require that we conduct ongoing post-marketing studies. Material changes to an approved product, such as, for example, manufacturing changes or revised labeling, may require further regulatory review and approval. Once obtained, any approvals may be withdrawn, restrictions may be placed on our ability to market or distribute the product, or post-approval study or other requirements might be imposed, including, for example, if there is a later discovery of previously unknown problems with the product, such as a previously unknown safety issue. If we, our partners or our contract manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in, among other things:

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

  •
  limitations on previously approved marketing applications or licenses, or new post-approval requirements;

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

        To date, we have not applied for or received the regulatory approvals required for the commercial sale of any of our product candidates in the U.S. or in any foreign jurisdiction. We have only limited experience in filing and pursuing applications necessary to obtain regulatory approval. It is possible that none of our product candidates, including ipilimumab, will be approved for marketing. We cannot guarantee that we will ever be able to produce commercially successful products.

We intend to file a BLA in 2008 for ipilimumab in metastatic melanoma which may not be accepted for filing by the FDA, or if accepted, may never be approved by the FDA.

        We recently announced the top line results for three registrational monotherapy trials for ipilimumab in metastatic melanoma (008, 022, 007) and that we intended to file a BLA in 2008 based on the totality of the data from those trials. The FDA may decide not to accept our BLA for filing and, while the FDA has established performance goals for the review of BLAs—six months for priority applications and 10 months for regular applications—the FDA may take longer than that in its review of our BLA and the FDA may never give its approval.

Even if approved, our products will be subject to extensive post-approval regulation.

        Once a product is approved, numerous post-approval requirements apply. Among other things, the holder of an approved BLA or NDA is subject to periodic and other FDA monitoring and reporting obligations, including obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the BLA or NDA. Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. New legal requirements have also been enacted to require disclosure of clinical trial results on publicly available databases.

        Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws. The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. Manufacturing facilities remain subject to FDA inspection and must continue to adhere to FDA's cGMP requirements. Sales, marketing, and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veteran's Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

        Federal legislation known as the FDA Amendments Act of 2007 grants FDA extensive authority to impose post-approval clinical study and clinical trial requirements, require safety-related changes to product labeling, review advertising aimed at consumers, and require the adoption of risk management plans, referred to in the legislation as risk evaluation and mitigation strategies, or REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to healthcare professionals, and restrictions on distribution and use. For example, if the FDA makes the requisite findings, it might require that a new product be used only by physicians with certain specialized training, only in certain designated healthcare settings, or only in conjunction with special patient testing and monitoring. The legislation also includes requirements for providing the public information on ongoing clinical trials through a clinical trial registry and for disclosing clinical trial results to the public through a clinical trial database; renewed requirements for conducting trials to generate information on the use of products in pediatric patients; new requirements to pay the FDA a fee to obtain advisory review of certain consumer television advertisements; and new penalties, for example for false or misleading consumer advertisements. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements, and restrict sales and promotional activities. The FDA Amendments Act, and the additional proposals if enacted, may make it more difficult or burdensome for us to obtain approval of our product candidates, any approvals we receive may be more restrictive or be subject to onerous post-approval requirements, our or our partners' ability to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

If we are able to obtain approvals for our products, we could face competition from "generic" or "follow-on" versions of our products.

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

        We are subject to laws and regulations enforced by certain federal, state, local and foreign health and environmental authorities and other regulatory statutes including:

  •
  the Occupational Safety and Health Act;

  •
  the Environmental Protection Act;

  •
  the Toxic Substances Control Act;

  •
  the Federal Food, Drug and Cosmetic Act;

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

        We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued or, if issued, may not be held enforceable. The products and product candidates currently being developed or considered for development are in the area of biotechnology, an area in which there are extensive patent filings. We rely on patent protection against use of our proprietary products and technologies by competitors. The patent position of biotechnology intellectual property generally is highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict with certainty the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents.

        Patents, if issued, may be challenged, invalidated or circumvented. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire, or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. Thus, any patents that we own or license from third parties may not provide sufficient protection against competitors. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed which is not covered by an issued patent. The laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. In addition to patents, we rely on trade secrets and proprietary know-how. We protect these secrets and know-how, in part, through confidentiality and proprietary information agreements.

        We generally require our staff members, material consultants, scientific advisors and parties to collaboration and licensing agreement to execute confidentiality agreements upon the commencement of employment, the consulting relationship or the collaboration or licensing arrangement with us. These agreements may not provide protection or adequate remedies in the event of unauthorized use or disclosure of confidential and proprietary information, or breach of these agreements. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, our competitors.

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

        Our patents and applications covering the HuMAb-Mouse® and the KM-Mouse® technologies include patents and applications that cover particular human antibodies. These patents do not cover all human antibodies. Our patents may not protect against the importation of products, such as antibodies, made using the HuMAb-Mouse® or KM-Mouse® technology.

        We do not have exclusive access to the patents underlying the HuMAb-Mouse®. In March 1997, prior to our acquisition of GenPharm, GenPharm entered into a cross-license and settlement agreement with Abgenix, Cell Genesys, Inc., Xenotech, L.P. and Japan Tobacco, Inc., pursuant to which Abgenix and these entities paid GenPharm a total of approximately $38.6 million in exchange for a non-exclusive license to certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies that are integral to our product candidates and business. These patents, patent applications, third party licenses and inventions form the basis of our HuMAb-Mouse® technology. Abgenix merged with Amgen in 2006. As a result, Amgen may have access to such patents, patent applications, third party licenses and inventions. Our business may suffer from the competition of these entities and their licensees and sublicensees.

        We are not the exclusive owner of the technology underlying the KM-Mouse®. Our collaboration and license agreement with Kirin contains certain cross-licenses for certain of each other's technologies for the development and commercialization of human antibody products made using the HuMAb-Mouse®, the KM-Mouse® and certain other antibody-generating mice. Kirin has certain rights to distribute and use such mice throughout the world. Our business may be materially harmed as a consequence of competition from Kirin and its licensees and sublicensees or if the collaboration and license agreement were breached or terminated for any reason.

        Moreover, other parties could have blocking patent rights to products made using the UltiMAb® technology, such as antibodies, and their production and uses, for instance because of a proprietary position covering the antibody or the antibody's target or the method of manufacturing or use of such antibody. For example, we are aware of certain U.S. and foreign patents held by third parties relating to particular targets for their human monoclonal antibodies, to human monoclonal antibodies against various targets, and to the method of manufacture and use of such products. We are also aware of certain U.S. and foreign patents and patent applications held by third parties relating to antibody product candidates under development by us alone or with our collaborators.

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

        With respect to third party patent rights, we are aware of a U.S. patent owned by Genentech, relating to the production of recombinant antibodies in host cells. The U.S. Patent and Trademark Office, or USPTO, has reexamined the patentability of this patent and has twice rejected the patentability of such claims. All of the claims were finally rejected, and although that finality has been withdrawn after Genentech filed a Request for Continued Examination, all claims remain rejected. Genentech has announced its intent to respond to the rejections and, if necessary, to appeal. Upon completion of any appeal that might take place, the rejection of the patentability of such claims could be reversed. The appeal processes could take several years to complete.

        We currently produce our product candidates and our partners' product candidates using recombinant antibodies from host cells and may choose to produce additional product candidates in this manner. If any of our antibody product candidates are produced in the manner ultimately claimed in the Genentech patent, which claims survive the re-examination and any appeal processes, then we may need to obtain a license, should one be available. We have a license to this patent from Genentech for our anti-CTLA-4 product candidate (ipilimumab) but currently do not have licenses for any of our other antibody product candidates. If we desire a license for any of our other antibody product candidates and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to use Genentech's techniques to make recombinant antibodies in or to import them into the United States.

        In addition to this challenge to the validity of this Genentech patent through re-examination process at the USPTO, MedImmune, a licensee of the patent, has filed a complaint in Federal District Court alleging that the patent is invalid. MedImmune's standing to prosecute this complaint as a non-breaching licensee was challenged by Genentech, but a recent Supreme Court ruling on the matter has resulted in MedImmune's standing being upheld, and the case has been remanded for further consideration of the merits. As a result of this ruling, it may now be possible for licensees of our patents to challenge the validity of the patents that we have licensed to them.

        In addition to Genentech's patent, we are also aware of certain U.S. patents held by third parties relating to antibody expression in particular types of host cells, including CHO cells, including certain media preparations and their use for culturing CHO cells, and particular antibody formulations, any of which may be relevant to our current or future manufacturing techniques. If we determine that we need a license to these or other patents relating to methods of making antibodies and are unable to obtain licenses on commercially reasonable terms or at all, we may be restricted in our ability to use these methods to make antibodies or to import the antibodies into the United States.

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

Risks Related to Our Common Stock

Our stock price may be volatile.

        Historically, there has been significant volatility in the market prices of biotechnology companies' securities. During the two-year period ended December 31, 2007, the sale prices of our common stock ranged between $8.51 and $18.23. Various factors and events may have a significant impact on the market price of our common stock. These factors include, by way of example:

  •
  fluctuations in our operating results;

  •
  announcements of technological innovations or new commercial therapeutic products by us or our competitors;

  •
  published reports by securities analysts;

  •
  interim or final results of, or speculation about, clinical trials from our lead product candidate, ipilimumab;

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

        As of January 31, 2008, we had 17,587,695 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our equity incentive plans having a weighted average exercise price of $10.43 per share and we had reserved 5,149,281 shares of common stock for issuance pursuant to future grants of options under our equity incentive plans. We have filed registration statements on Form S-8 under the Securities Act covering all of these shares. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

        As of January 31, 2008, we had reserved 516,688 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 under the Securities Act covering all of those shares. All shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

        The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ Global

Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

        As of January 31, 2008, we had 10,936,935 shares of common stock reserved for issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

        Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. As of January 31, 2008, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

Item 1B.    Unresolved Staff Comments

        As of the date of filing of this Annual Report on Form 10-K, there are no comments from the SEC's staff in connection with its review of our periodic or current reports under the Exchange Act that remain unresolved.

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

Item 3.    Legal Proceedings

        The SEC is conducting an informal inquiry into our historical stock option granting practices and related accounting and disclosures. In addition, the United States Attorney's Office for the District of New Jersey is conducting a grand jury investigation relating to the same matters. At the conclusion of the SEC's informal inquiry and the U.S. Attorney's Office investigation, the Company could be subject to regulatory or other fines or penalties or other contingent liabilities, however, no outcome is determinable at this time.

        In June 2006, two derivative actions were filed in New Jersey state court by shareholders purporting to act on behalf of Medarex, naming Medarex as a nominal defendant and certain current and former directors as defendants. The state actions were consolidated in August 2006, and an amended consolidated complaint was filed in October 2007. In November 2006 and January 2007, three additional derivative complaints were filed in the United States District Court for the District of New Jersey, containing nearly identical factual allegations concerning Medarex's historical stock option granting practices. The federal actions were consolidated in April 2007, and an amended consolidated complaint was filed in June 2007. The complaints allege, among other things, that certain of Medarex's officers and directors breached their fiduciary duties to the Company and violated federal securities laws in connection with public statements made in SEC filings relating to the Company's historical stock option granting practices and related accounting. The complaints seek unspecified damages and equitable relief. All of the defendants moved to dismiss the federal action in October 2007. We could be required to pay significant legal fees and damages in connection with this litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on The NASDAQ Global Market under the symbol "MEDX." The following table sets forth, during the periods indicated, the high and low sales prices per share of our common stock, as reported on The NASDAQ Global Market:

	Common Stock Price
	High	Low
Year ended December 31, 2006
First Quarter	$16.07	$12.23
Second Quarter	$13.01	$8.51
Third Quarter	$11.41	$8.72
Fourth Quarter	$16.23	$10.42
Year ended December 31, 2007
First Quarter	$15.03	$11.30
Second Quarter	$16.59	$12.69
Third Quarter	$18.23	$13.79
Fourth Quarter	$15.10	$10.05

        The number of shares of our common stock outstanding as of January 31, 2008 was 127,458,777. As of January 31, 2008, there were approximately 689 record holders of our common stock.

        No dividends have been paid on our common stock. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

  Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this Item is contained in Part III of this Annual Report on Form 10-K under "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

  Stock Price Performance Graph

        The following Stock Price Performance Graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent specifically incorporated therein. The stock price performance shown on the graph is not necessarily indicative of future price performance.

        The graph and table below compare the cumulative total shareholder return (stock price appreciation plus reinvested dividends, if any) on an annual basis for our common stock against the cumulative total returns on the NASDAQ Composite Index (U.S.) and the NASDAQ Biotechnology Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Medarex, Inc., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
Medarex, Inc.	$100.00	$157.72	$272.91	$350.63	$374.43	$263.80
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Biotechnology	100.00	146.95	164.05	185.29	183.09	186.22

        The above graph and table assume $100 invested on December 31, 2002, with all dividends reinvested, in each of our common stock, the NASDAQ Composite Index (U.S.) and the NASDAQ Biotechnology Index.

Item 6.    Selected Consolidated Financial Data

        The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Supplementary Data and related notes thereto included in Item 8 of this Form 10-K to fully understand the factors that may affect the comparability of the information presented below.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Sales	$—	$—	$—	$—	$25
Contract and license revenues	33,823	26,736	30,226	9,119	5,833
Sales, contract and license revenues from Genmab	2,083	1,553	4,067	3,355	5,316
Reimbursement of development costs	20,352	20,357	17,162	—	—

Total revenues	56,258	48,646	51,455	12,474	11,174
Costs and expenses:
Cost of sales	—	—	—	—	3
Research and development	198,317	194,512	136,940	123,012	97,803
General and administrative	46,925	51,928	28,969	25,259	23,840
Acquisition of in-process technology	6,900	—	8,447	5,455	6,500

Total costs and expenses	252,142	246,440	174,356	153,726	128,146

Operating loss	(195,884)	(197,794)	(122,901)	(141,252)	(116,972)
Equity in net loss of affiliate	—	(1,037)	(6,323)	(19,791)	(14,997)
Interest and dividend income	20,290	17,352	14,740	9,228	11,301
Gain on sale of Genmab stock	152,143	—	—	—	—
Impairment loss on investments in partners	(2,141)	(5,170)	(33,347)	(7,309)	(1,400)
Interest expense	(6,162)	(4,709)	(4,233)	(12,845)	(11,777)
Minority interest—Celldex	4,699	6,891	4,410	—	—
Debt conversion expense	—	—	—	(10,151)	—
Net loss on extinguishment of debt	—	—	—	(4,241)	—
Non-cash gain on loss of significant influence in Genmab	—	3,202	—	—	—

Loss before provision for income taxes	(27,055)	(181,265)	(147,654)	(186,361)	(133,845)
Provision for income taxes	12	436	358	31	69

Loss before cumulative effect of change in accounting principle	(27,067)	(181,701)	(148,012)	(186,392)	(133,914)
Cumulative effect of change in accounting principle	—	—	—	—	(830)

Net loss	(27,067)	$(181,701)	$(148,012)	$(186,392)	$(134,744)

Basic and diluted net loss per share(1):
Loss before cumulative effect of change in accounting principle	$(0.21)	$(1.50)	$(1.34)	$(2.29)	$(1.71)
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)

Net loss	$(0.21)	$(1.50)	$(1.34)	$(2.29)	$(1.72)

Weighted average common shares outstanding(1)
—basic and diluted	126,665	121,126	110,309	81,494	78,314

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$639,937	$883,876	$351,307	$374,507	$358,458
Working capital	448,140	441,329	327,733	339,956	349,389
Total assets	759,860	954,693	486,876	549,345	557,726
Long term convertible debt	143,505	141,581	150,000	296,986	300,000
Cash dividends declared per common share	—	—	—	—	—
Accumulated deficit	(990,721)	(963,654)	(781,953)	(633,941)	(447,549)
Total shareholders' equity	445,256	640,173	159,245	106,235	232,963

(1)
Computed on the basis described in Note 2 to the Consolidated Financial Statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" that are subject to risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "estimates", "plans", "forecasts", "is likely to", "projected" and similar expressions or future conditional verbs such as "should", "would", "may", and "could" are generally forward-looking in nature and not historical facts. You should not place undue reliance on any such forward-looking statements as such statements speak only as of the date on which they are made, and we might not update them to reflect changes that occur after the date they are made.

Overview

        We are a biopharmaceutical company focused on the discovery, development and commercialization of fully human antibody-based therapeutic products. We believe that our UltiMAb® technology platform enables us to rapidly create and develop such product candidates for a wide range of diseases, including cancer, inflammation, autoimmune disorders and other life-threatening and debilitating diseases.

        Medarex is committed to building value by developing a diverse pipeline of antibody products to address major unmet healthcare needs in the world. Currently, over 40 antibody product candidates generated from our UltiMAb® technology are in human clinical trials, or have had regulatory applications submitted for such trials(1). Eight of the most advanced product candidates in which Medarex has an economic interest through co-promotion/profit sharing rights, royalties and/or equity ownership are in Phase 3 clinical trials or the subject of regulatory applications for marketing authorization. Seven of these late-stage product candidates were generated through the use of our UltiMAb® technology. In addition to the antibody candidates currently in Phase 3 trials, multiple product candidates in Phase 2, Phase 1 and preclinical testing are being developed by Medarex alone, by Medarex jointly with our partners, or separately by our partners. These partners include Amgen, Inc., Bristol-Myers Squibb Company, Centocor, Inc., Eli Lilly and Company, Genmab A/S, ImClone Systems Incorporated, MedImmune, Inc. and Novartis Pharma AG. We believe that through the broad use of our UltiMAb® technology, we are leveraging our efforts and our partners' efforts to create, develop and potentially commercialize innovative treatments for a wide range of diseases.

(1)
Information regarding the clinical status of third-party antibody products is based on public information available as of the date hereof.

        In addition to our UltiMAb® technology, we have considerable experience in preclinical and clinical development as well as in manufacturing antibodies for clinical trials. Our existing manufacturing facility in Annandale, New Jersey currently has the capacity to undertake multiple antibody projects concurrently for clinical development purposes, meeting our near-term production demands. We have assembled a team of experienced scientific, production, clinical and regulatory personnel to facilitate the discovery and development of antibody-based products for us and for certain of our partners.

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

        We have a history of operating losses and may not achieve profitability. As of December 31, 2007, we had an accumulated deficit of approximately $990.7 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our potential products, invest in research, move forward with our product development and prepare to commercialize our product(s). Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional potential product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our products progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or sales of stock of partners in which we have an equity ownership or delay, reduce or eliminate certain of our research and development programs.

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

  •
  Revenue from milestone payments is recognized when each milestone is achieved, when collectibility of such milestone payment is assured and we have no future performance obligations relating to that event. Milestone payments are triggered either by the results of our research efforts or by the efforts of our partners and include such events as submission of an Investigational New Drug Application, or IND, commencement of Phase 1, 2 or 3 clinical trials, submission of a Biologic License Application, or BLA, and regulatory approval of a product. Milestone payments are substantially at risk at the inception of an agreement.

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

  Investments

        Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities on our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded (other than Genmab) represented approximately 0.8% of total marketable securities as of December 31, 2007 and approximately 2.2% of total marketable securities as of December 31, 2006.

        Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, our marketable securities are classified as available-for-sale securities and are carried at fair value. Marketable securities will include those securities of debt and publicly traded equity securities accounted for under the fair value method. These securities trade on listed exchanges; therefore, fair value is readily available. These securities are also subject to an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Under our accounting policy, a decline in the value of our investments is deemed to be other than temporary and such investments are generally considered to be impaired if their value is less than our cost basis for more than six (6) months, or some other applicable period in light of the facts and circumstances surrounding the investments.

        In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in a separate line item in our consolidated balance sheet entitled "Investments in, and advances to, other partners" and were $6.0 million as of December 31, 2007. These securities are carried at original investment cost and adjusted for other than temporary impairment charges, if any. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, management of these companies, financial statements, and other external sources. Specifically, our determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

        Future adverse changes in market conditions or adverse changes in financial condition and/or operating results of the companies in which we invest that may not be reflected in an investment's current carrying value may also require an impairment charge in the future.

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

        The fair value of each option grant is estimated using the Black-Scholes option pricing method. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (generally 4 years). Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. In order to estimate the grant date fair value, option pricing models require the use of estimates and assumptions as to

(i) the expected term of the option, (ii) the expected volatility of the price of the underlying stock, (iii) the risk free interest rate for the expected term of the option and (iv) pre-vesting forfeiture rates. The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior. The expected volatility of the price of the underlying stock is based on the historical volatility of our common stock. The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant. Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures. The following table sets forth the assumptions used to calculate the fair value of options granted for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Expected dividend yield	0%	0%	0%
Expected volatility	81% - 83%	82% - 84%	98% - 99%
Weighted average expected volatility	81.7%	82.8%	99.1%
Risk free interest rates	3.55% - 4.88%	4.59% - 5.11%	4.16% - 4.50%
Expected life of options (years)	5.00	6.25	6.25

        Our results of operations for the year ended December 31, 2007 include incremental share based compensation expense of approximately $20.0 million. As of December 31, 2007, the total unrecognized compensation cost related to non-vested stock options was approximately $38.2 million. This cost is expected to be recognized over a weighted average period of 2.8 years.

        However, any significant awards granted during any year, required changes in the estimated forfeiture rates or significant changes in the market price of our stock could have an impact on this estimate.

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

  Acquired In-Process Technology

        In-process technology expense for significant technology acquisitions is determined based on an analysis using risk-adjusted cash flows expected to be generated by products that may result from in-process technologies which have been acquired. This analysis includes forecasting future cash flows that are expected to result from the progress made on each in-process project prior to the acquisition date. Cash flows are estimated by first forecasting, on a product-by-product basis, net revenues expected from the sales of the first generation of each in-process project and risk adjusting these revenues to reflect the probability of advancing to the next stage of the FDA approval process. The forecast data in the analysis is based on internal product level forecast information maintained by us in the ordinary course of business. The inputs used in analyzing in-process technology are based on assumptions, which we believe to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Appropriate operating expenses are deducted from forecasted net revenues on a product-by-product basis to establish a forecast of net returns on the completed portion of the in-process technology. Finally, net returns are discounted to a present value using discount rates that incorporate the weighted average cost of capital relative to the biotech industry and us as well as product specific risks associated with the acquired in-process research and development products. The product specific risk factors include the product's phase of development, type of product candidate under development, likelihood of regulatory approval, manufacturing process capability, scientific rationale, preclinical safety and efficacy data, target product profile, and development plan. In addition to the product specific risk factors, a discount rate is used for the valuation, which represents a considerable risk premium to our weighted average cost of capital. The valuations used to estimate in-process technology require us to use significant estimates and assumptions that if changed, may result in a different valuation for in-process technology.

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

Results of Operations

Years Ended December 31, 2007, 2006 and 2005

  Contract and License Revenues

        Contract and license revenues totaled $33.8 million, $26.7 million and $30.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Contract and license revenues for 2007 increased by $7.1 million or 27% as compared to 2006. This increase relates principally to $8.0 million in milestone payments received from our contract and licensing business. Contract and license revenues for 2006 decreased by $3.5 million or 12% as compared to 2005. This decrease relates principally to $4.0 million in milestone payments received from our contract and licensing business in 2005 for which no comparable payments were received in 2006. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our year-to-year contract and license revenues can fluctuate significantly and are inherently difficult to predict.

  Contract and License Revenues from Genmab

        Contract and license revenues from Genmab were $2.1 million, $1.6 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Contract and license revenues from Genmab for 2007 increased by $0.5 million or 34% as compared to 2006. This increase is primarily the result of an increase in research license extensions granted to Genmab in 2007 as compared to 2006. Contract and license revenues from Genmab for 2006 decreased by $2.5 million or 62% as compared to 2005. This decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in 2006 as compared to 2005.

  Reimbursement of Development Costs

        Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19. Reimbursement of development costs totaled $20.4 million, $20.4 million and $17.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, and related primarily to the development of ipilimumab with Bristol-Myers Squibb Company, or BMS.

  Research and Development Expenses

        Research and development expenses for our products in development were $198.3 million, $194.5 million and $136.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Research and development expenses in 2007 increased by $3.8 million, or 2% as compared to 2006, and research and development expenses in 2006 increased by $57.6 million, or 42% as compared to 2005. Historically, we have not accounted for our research and development expenses on a project-by-project basis and therefore, we do not provide a breakdown of such historical information in that format. We track our costs in the categories discussed below, namely, "research" and "product development" and by the types of costs as outlined below.

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

	Year Ended December 31,
	2007	2006	2005
Research	$64,143	$64,882	$44,926
Product Development	134,174	129,630	92,014

Total	$198,317	$194,512	$136,940

  Research Costs

        Research costs in 2007 decreased by $0.7 million, or 1% as compared to 2006. Research costs in 2006 increased by $20.0 million, or 44% as compared to 2005. The changes in research costs primarily relate to the following.

  •
  Personnel costs in 2007 were $23.3 million, an increase of $1.8 million or 8% as compared to 2006. Personnel costs in 2006 were $21.5 million, an increase of $6.6 million or 44% as compared to 2005. Approximately $3.3 million of the 2006 increase is the result of the adoption of Statement No. 123(R), effective January 1, 2006. In addition, the increased personnel costs are attributable to staff needed to support higher levels of new product development opportunities, the continued development of our UltiMAb® system, and the performance of contract services for our collaborative partners. Personnel costs include primarily salary, benefits, payroll taxes, stock option compensation and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our research activities.

  •
  License and technology access fees in 2007 were $9.0 million, a decrease of $3.7 million or 29% as compared to 2006. License and technology access fees in 2006 were $12.7 million, an increase of $7.3 million or 134% as compared to 2005. Increases and decreases in license and technology access fees are primarily the result of the timing of such agreements. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaboration and license agreements. Included in the costs for 2007, 2006 and 2005 are payments to certain companies and research and academic institutions and other entities for licenses to certain technologies for which there are no comparable payments. We expect license fees, including funds paid to certain partners, to increase in the future.

  •
  Supply costs in 2007 were $7.9 million, a decrease of $0.3 million or 3% as compared to 2006. Supply costs in 2006 were $8.2 million, an increase of $2.0 million or 32% as compared to 2005. The increased supply costs in 2006 are primarily attributable to the continued development of our UltiMAb® system, and the performance of contract services for our collaborative partners. Included in these costs are materials, chemicals and disposables. We expect these costs to increase as we continue to expand our research efforts.

  •
  Facility costs in 2007 were $13.0 million, an increase of $1.5 million or 13% as compared to 2006. Facility costs in 2006 were $11.5 million, an increase of $2.8 million or 32% as compared to 2005. The increase in facility costs primarily relates to the substantial investments made in our research facilities in recent years. As a result, depreciation, utilities, maintenance, property taxes and related expenses increased for 2007, as compared to 2006, and for 2006, as compared to 2005. We expect to incur increased facility costs as a result of continued capital expansion, renovations and replacements.

  Product Development Costs

        Product development costs in 2007 increased by $4.5 million, or 4% as compared to 2006. Product development costs in 2006 increased by $37.6 million, or 41% as compared to 2005. The increases in product development costs primarily relate to the following:

  •
  Contract manufacturing costs in 2007 were $7.5 million, a decrease of $0.4 million or 5% as compared to 2006. Contract manufacturing costs in 2006 were $7.9 million, a decrease of $2.4 million or 24% as compared to 2005. The decrease in third party contract manufacturing costs in 2007 and 2006 primarily represents a decrease in production and packaging expenses for a Phase 3 pivotal trial of ipilimumab in combination with MDX-1379, which began in the third quarter of 2004 and was transferred to BMS in the second half of 2005. We expect costs to third party manufacturers will increase in the future in order to support the advancement of our clinical pipeline.

  •
  Personnel costs in 2007 were $38.0 million, an increase of $1.2 million or 3% as compared to 2006. Personnel costs in 2006 were $36.8 million, an increase of $10.5 million or 40% as compared to 2005. Approximately $5.8 million of the 2006 increase is the result of the adoption of Statement No. 123(R), effective January 1, 2006. The increased personnel costs are a result of the increased staff needed to support more extensive clinical trial activities primarily for ipilimumab. Personnel costs primarily include salary, benefits, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our product development activities and progress our product candidates through clinical trials.

  •
  Clinical research fees in 2007 were $18.6 million, an increase of $3.4 million or 22% as compared to 2006. Clinical research fees in 2006 were $15.2 million, an increase of $3.7 million or 32% as compared to 2005. The 2007 increase resulted primarily from the continuing ipilimumab Phase 3 trial. The 2006 increase resulted primarily from the continuing MDX-060 Phase 2 trial. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

  •
  Reimbursement of our share (35%) of the BMS costs for the development of ipilimumab in 2007 were $24.9 million, an increase of $1.6 million or 7% as compared to 2006. Reimbursement of our share (35%) of the BMS costs for the development of ipilimumab were $23.3 million, an increase of $17.0 million or 270% as compared to 2005. We expect our 35% share of BMS's costs related to the development of ipilimumab to increase in the future as BMS continues to increase its development activities related to ipilimumab.

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

Clinical Phase	Estimated Completion Period
Phase 1	1-2 Years
Phase 2	1-2 Years
Phase 3	2-4 Years

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

        We continue to explore new collaborative arrangements that may affect future spending for research and development. As part of our partnering strategy, a significant portion of the research and development expenses incurred in connection with products using our technology is expected to be borne by our partners. We believe this allows us to participate in the research and development of substantially more potential product candidates than we could develop on our own if we bore the entire cost of development. Products using our technology are currently in various stages of development from preclinical to Phase 3. The successful development of these product candidates is dependent on many factors, including among other things, the efforts of our partners, unforeseen delays in, or expenditures relating to, preclinical development, clinical testing, manufacturing or regulatory approval, failure to receive regulatory approval, failure to receive market acceptance, the emergence of competitive products and the inability to produce or market our products due to third-party proprietary rights.

  General and Administrative Expenses

        General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $46.9 million, $51.9 million and $29.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. General and administrative expenses decreased by $5.0 million in 2007, or 10% as compared to 2006. The 2007 decrease was primarily attributable to lower legal fees associated with the Company's investigation of its prior stock option grant practices. General and administrative expenses increased by $22.9 million in 2006, or 79% as compared to 2005. The 2006 increase is primarily attributable to the following; (i) approximately $9.4 million in legal fees associated with the Company's investigation of its prior stock option grant practices, (ii) approximately $5.6 million attributable to the operations of Celldex Therapeutics, Inc., or Celldex, (iii) approximately $6.5 million is the result of the adoption of Statement No. 123(R), effective January 1, 2006 and (iv) approximately $3.7 million in non-cash stock based compensation expense associated with one of our officers stepping down in November 2006. General and administrative expenses are expected to increase in the future as our product candidates are developed and we expand our business activities.

  Acquisition of In-Process Technology

        Acquisition of in-process technology for the year ended December 31, 2007 represented the final payment due under the original share purchase agreement with the former shareholders of Ability Biomedical Corporation, or Ability Biomedical. The $6.9 million was classified as in-process research and development. The in-process research and development was determined not to be technologically feasible and had no alternative future use, and, as a result was charged to operations as acquisition of in-process technology during 2007.

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

  Equity in Net Loss of Affiliate

        Equity in net loss of affiliate represents our share of Genmab's net loss for the years ended December 31, 2006 and 2005. Genmab is an affiliated company and during these periods was accounted for using the equity method of accounting (see Note 10 to the consolidated financial statements). The recognition of our share of Genmab's net losses reduces the carrying value, or basis, of our investment in Genmab.

        Equity in net loss of affiliate was $0, $1.0 million and $6.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Equity in net loss of affiliate in 2006 decreased by $5.3 million, or 84% as compared to 2005. The 2006 decrease was primarily related to the suspension of our share of Genmab's net losses effective February 1, 2006. On February 1, 2006, Genmab completed the private placement of 5.75 million shares of its stock. As a result of this private placement, our ownership percentage of Genmab was reduced to approximately 18.9%. Beginning February 1, 2006 we began accounting for its investment in Genmab as a marketable security in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. In February 2007, we sold 2,578,500 shares of Genmab thereby reducing our ownership percentage to approximately 10.8%. In February 2008, we sold an additional 2,500,000 shares of Genmab further reducing our ownership percentage to approximately 5.1%. See further discussion under "Other Liquidity Matters."

        In August 2005, Genmab sold approximately 2.5 million shares of its stock to a corporate partner in connection with a global development and commercialization agreement. As a result of this sale of stock, our ownership percentage in Genmab was reduced from approximately 24.7% to approximately 22.2%. The difference between our proportionate share of the equity and our carrying value after completion of Genmab's sale of stock to the corporate partner was approximately $8.0 million and was accounted for in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investment in Common Stock and Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary increasing our investment in Genmab and capital in excess of par value.

  Interest, Dividend Income and Realized Gains

        Interest, dividend income and realized gains consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest, dividend income and realized gains was $20.3 million, $17.4 million and $14.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Interest, dividend income and realized gains in 2007 increased by $2.9 million, or 17% as compared to 2006. The increase reflects a combination of higher interest rates earned on our investment portfolio as well as higher average cash balances reflecting the proceeds received (approximately $152.1 million) from our February 2007 sale of approximately 2.5 million shares of Genmab stock. Interest, dividend income and realized gains in 2006 increased by $2.6 million, or 18% as compared to 2005. The increase primarily reflects higher interest rates earned on our investment portfolio. In addition, we have higher interest and dividend income in 2006 as the result of higher average cash balances reflecting the proceeds received (approximately $128.0 million) from our April 2006 public offering of 11.5 million shares of common stock (see further discussion under Liquidity and Capital Resources).

  Gain on Sale of Genmab Stock

        In February 2007, we received approximately $152.1 million in net proceeds from the sale of approximately 2.6 million shares of Genmab stock resulting in a realized gain of approximately $152.1 million as our cost basis for these shares was zero. See Note 10 to the consolidated financial statements for further explanation. The sale of the approximately 2.6 million shares of Genmab shares reduced our equity ownership in Genmab to approximately 10.8%.

  Impairment Loss on Investments in Partners

        We recorded impairment charges of $0, $5.2 million and $0 for the years ended December 31, 2007, 2006 and 2005, respectively, related to investments in certain of our partners (other than Genmab) whose securities are publicly traded. The 2006 impairment charge was the result of losses on one of our investments which were considered to be other than temporary. If we deem these investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

        In addition, we have investments in several partners whose securities are not publicly traded. Because these securities are not publicly traded, the value of these investments is more difficult to estimate than investments in publicly traded companies. We recorded impairment charges of $2.1 million, $0 and $33.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to investments in certain of our partners whose securities are not publicly traded. Approximately $29.3 million of the 2005 impairment charge related to our investment in IDM prior to its business combination with Epimmune, Inc. The amount of the IDM impairment charge was calculated as the difference between (i) the estimated per share value expected to be received by IDM shareholders upon completion of its merger with Epimmune, publicly announced on March 16, 2005, and (ii) our carrying value. This transaction closed in the third quarter of 2005 and our investment in

IDM was reclassified to marketable securities. If we deem these investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

  Interest Expense

        Interest expense was primarily related to interest and amortization of issuance costs on our 2.25% Convertible Senior Notes issued in May 2004, or the 2.25% notes. Interest expense was $6.2 million, $4.7 million and $4.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The 2007 increase of $1.5 million or 31%, as compared to 2006 reflects the amortization of additional debt discount associated with an increase in the fair value of the embedded conversion option of the 2.25% notes which occurred in the fourth quarter of 2006. Interest expense in 2006 increased by $0.5 million, or 12%, as compared to 2005. Interest expense in 2007, 2006 and 2005 relates to interest and amortization of issuance costs on our 2.25% notes. The 2.25% notes are due in May 2011 and interest is payable semi-annually on May 15 and November 15 of each year.

  Minority Interest—Celldex

        Minority interest in loss of Celldex was $4.7 million, $6.9 million and $4.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Minority interest in loss of Celldex represents 40% of Celldex's net loss for approximately nine months of 2007, 2006 and for the period from October 12, 2005 through December 31, 2005. For the final three months of 2007, minority interest represents 100% of Celldex's net loss. During October 2007, the minority interest in the equity of Celldex was reduced to zero and accordingly, we (as the majority shareholder) are required to record 100% of Celldex's losses. Prior to October 12, 2005 we owned 100% of the outstanding capital stock of Celldex. As a result of certain acquisitions by Celldex (see Note 13 to the consolidated financial statements) our ownership percentage was reduced from 100% to approximately 60%. Celldex's results of operations for 2007, 2006 and 2005 have been consolidated for reporting purposes and the $4.7 million, $6.9 million and $4.4 million (the portion of Celldex's net loss for 2006 and the period from October 12, 2005 through December 31, 2005 not attributable to us) is recorded as a reduction of our expenses.

  Non-Cash Gain on Investment in Genmab

        Non-cash gain on investment in Genmab for 2006 of $3.2 million was recorded in accordance with FASB Staff Position APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence (FSP APB 18-1). As a result of Genmab's private placement of 5.75 million shares of its common stock in February 2006 and the corresponding reduction of our ownership percentage below 20%, our accumulated other comprehensive income associated with our investment in Genmab was first offset against the remaining carrying value of our investment in Genmab ($2.2 million), reducing our investment in Genmab to zero, with the remaining balance ($3.2 million) recorded as a non-cash gain in the consolidated statement of operations for 2006.

  Provision for Income Taxes

        Our provision for income taxes of $12 thousand, $0.4 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, relates primarily to the New Jersey alternative minimum tax assessment.

Liquidity and Capital Resources

        We require cash to fund our operations, to make capital expenditures and strategic investments, and to pay debt service on our convertible notes. Since inception, we have financed our operations through the sale of our securities in public and private placements, sales of our products for research purposes, development and manufacturing services, technology transfer and license fees and milestone payments. We expect to continue to fund our cash requirements from these sources in the future. In 2007, 2006, and 2005, we received combined net proceeds of $182.3 million from sales of our equity and debt securities.

        At December 31, 2007 and 2006, we had $348.8 million and $339.5 million, respectively, in cash, cash equivalents and marketable securities (other than Genmab). Approximately $4.9 million and $14.0 million of cash and cash equivalents included in the December 31, 2007 and 2006 balance sheets relates to Celldex and is consolidated for accounting purposes. We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities to preserve principal. In addition, as of December 31, 2007, the fair value of our investment in Genmab, which is classified as marketable securities was approximately $291.2 million.

        In February 2008, we completed the sale of 2,500,000 shares of Genmab through a block trade. We received net proceeds of approximately $151.8 million from such block trade. As a result of this transaction our ownership percentage in Genmab was reduced to approximately 5.1%.

  Cash Used in Operating Activities

        Cash used in operating activities was $148.6 million, $138.3 million and $88.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. This reflects an increase of $10.3 million in 2007 as compared to 2006 and an increase of $49.4 million in 2006 as compared to 2005.

        Cash used in operating activities was comparable in 2007 and 2006. The 2006 increase was primarily due to increased research and development expenses ($57.6 million) and increased general and administrative expenses ($22.9 million) as a result of the factors discussed above.

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

  Cash Provided by (Used in) Investing Activities

        Net cash provided by investing activities was $134.5 million in 2007 and $84.1 million in 2005. Net cash used in investing activities was $55.1 million in 2006. Cash was provided by and used in investing activities primarily as follows:

  •
  Capital expenditures of $9.7 million, $13.5 million and $9.3 million in 2007, 2006 and 2005, respectively. The capital expenditures for these periods reflect an investment in laboratory automation as well as the addition of machinery and equipment.

  •
  Net sales of marketable securities were $65.9 million in 2005. The net sales of marketable securities in 2005 were primarily to fund operations and capital expenditures offset in part, by the proceeds received from the BMS collaboration ($50.0 million).

  •
  Net purchases of marketable securities were $7.9 million and $41.6 million in 2007 and 2006, respectively. The 2007 net purchases were the result of the proceeds received from the February 2007 sale of 2.5 million shares of our Genmab stock (see further discussion below). The 2006 net purchases were the result of proceeds received from our April 2006 public offering (see further discussion below).

  •
  Net cash of approximately $29.7 million in 2005 provided through the acquisition of Lorantis by Celldex (see further explanation in the section entitled "Other Liquidity Matters").

        We expect 2008 capital expenditures to be approximately $14.0 million representing the purchase of machinery and scientific equipment and continued investment in lab automation.

  Cash Provided by Financing Activities

        Cash provided by financing activities was $16.3 million, $134.9 million and $31.1 million in 2007, 2006 and 2005, respectively. In 2007, cash provided by financing activities consisted primarily of proceeds received from the exercise of stock options. In 2006, cash provided by financing activities consisted primarily of approximately $128.0 million in net proceeds received from our April 2006 public offering (see further discussion below). In 2005, cash provided by financing activities consisted primarily of proceeds received ($25.0 million) from the sale of common stock to BMS in connection with our collaboration.

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

        In January 2005, we completed the provisional redemption of all of our 4.25% notes which was previously announced in December 2004. Holders of all of the outstanding 4.25% notes ($146.986 million) converted their notes into a total of 21,875,353 shares of our common stock prior to the redemption date. In connection with the redemption, we paid approximately $12.5 million in cash representing the "make-whole" payment of $10.2 million and accrued interest of $2.3 million.

  Other Liquidity Matters

        As of December 31, 2007, we had federal net operating loss (NOL) carryforwards of approximately $588.6 million. These NOL carryforwards will expire in the years 2008-2027 (as more fully described in Note 5 to the consolidated financial statements), if not utilized. We determined that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred during 1998. The effect of this ownership change was the imposition of a $3.2 million annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of some NOL carryforwards before they become available for utilization. At December 31, 2007 the amount of NOL subject to the limitation was $38.3 million and the amount not subject to limitation was $550.3 million. We have not performed a detailed analysis since 2000 to determine whether an additional ownership change under Section 382 has occurred. The effect of an additional ownership change if any would be the imposition of an additional annual limitation on the use of NOL carrryforwards attributable to periods before the change.

        In August 2004, we completed the acquisition of all of the outstanding capital stock not already owned by us of Ability Biomedical. Pursuant to this transaction, we acquired Ability Biomedical's intellectual property related to IP-10, a protein believed to be associated with a variety of immune disorders, including multiple sclerosis, rheumatoid arthritis, inflammatory bowel disease, chronic obstructive pulmonary disease and type I diabetes.

        Under the terms of the share purchase agreement with Ability Biomedical, we made cash payments totaling approximately $606 thousand and issued a total of 731,823 shares of our common stock valued at approximately $4.3 million in exchange for all of Ability Biomedical's issued and outstanding stock not already owned by us.

        In August 2007, we agreed to pay the former shareholders of Ability Biomedical $6.9 million, representing the final payment due under the original share purchase agreement. A payment of $1.9 million was made to the former shareholders of Ability Biomedical in August 2007 and a final payment of $5.0 million was made on November 30, 2007.

        In September 2004, we entered into a series of agreements with Pfizer. The first agreement amended our existing collaborative research and license and royalty agreements with Pfizer to provide for the discovery and development of up to 50 antibody products over ten years. The second and third agreements were a sublicense from us to Pfizer and a cross-license of certain patents and patent applications, in each case solely relating to our respective anti-CTLA-4 antibody programs. The fourth agreement was a stock purchase agreement also related to the anti-CTLA-4 programs. Pursuant to certain of these agreements, Pfizer made a cash payment to us of $80.0 million and purchased 4,827,808 shares of our common stock at a purchase price equal to $6.21 per share for an aggregate purchase price of $30.0 million.

        In January 2005, we entered into a collaboration and co-promotion agreement and a related securities purchase agreement with BMS. Under the terms of the collaboration, we and BMS each granted the other certain intellectual property licenses and product rights on a worldwide basis in order to enable us to collaborate in research and development of certain therapeutic antibody-based products for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by us to BMS of a license to commercialize ipilimumab, a fully human antibody product candidate developed using our UltiMAb® technology. Ipilimumab is currently under investigation for the treatment of a broad range of cancers. We and BMS are pursuing a broad clinical development program with ipilimumab to evaluate its potential use as monotherapy or in combination with other cancer therapies in multiple registrational/Phase 3 trials that are ongoing or being planned for melanoma and prostate cancer; and in ongoing Phase 2 or earlier trials in lung, pancreatic, bladder, breast, lymphoma and leukemia cancers.

        As part of the collaboration, BMS is responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the U.S. and Europe, with the remaining 35% to be paid by us. We and BMS will share equally the costs of any clinical trials of products intended solely for regulatory approval in the U.S., and BMS will be fully responsible for all development costs that relate solely to regulatory approval in Europe and other parts of the world.

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

        Under the terms of the collaboration, we could receive up to $205.0 million from BMS if all regulatory milestones are met, plus up to an additional $275.0 million in sales-related milestones. In addition, if we exercise our co-promotion option with respect to ipilimumab for the metastatic melanoma indication, and regulatory approval is obtained, we would receive 45% of any profits from commercial sales of such product in the U.S. In the event we choose not to exercise our co-promotion rights with respect to a product, BMS will have exclusive commercial rights in the U.S. and will pay us royalties on commercial sales. Regardless of whether or not we exercise our co-promotion option outside the U.S., BMS will have exclusive commercial rights for products and will pay us royalties on commercial sales.

        Pursuant to these agreements, BMS made a cash payment to us on January 21, 2005 of $25.0 million and also purchased 2,879,223 shares of our common stock at a purchase price equal to $8.6829 per share for an aggregate purchase price of $25.0 million.

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

        In May 2004, we sold $150.0 million in aggregate principal amount of our 2.25% notes to qualified institutional investors. The 2.25% notes are initially convertible into shares of our common stock at the rate of 72.9129 shares per each $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $13.72 per share, subject to anti-dilution adjustments. Interest is payable on May 15 and November 15 of each year. The first interest payment was made on November 15, 2004.

        The 2.25% notes mature on May 15, 2011 and are redeemable at our option on or after May 15, 2010. Holders of the 2.25% notes may require us to repurchase the notes if we undergo a "change in control" as defined in the indenture. We received net proceeds from the offering of the 2.25% notes of approximately $145.2 million (after deducting the initial purchasers' discounts and offering expenses). The costs of issuance of the 2.25% notes of approximately $4.8 million have been deferred and are being amortized over the term of the 2.25% notes. In May 2011, or earlier if we undergo a change in control, we may be required to use a significant portion of our cash to repay the remaining balance ($150.0 million) of the 2.25% notes. If our cash is not sufficient to meet our obligations under the 2.25% notes, we would be required to seek additional financing.

  Contractual Obligations

        Our material contractual obligations under lease, debt and research funding agreements for the next five years, and thereafter, as of December 31, 2007, are as follows:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(in thousands)
Contractual Obligations(1)
Convertible notes(2)	$3,375	$6,750	$151,688	$—	$161,813
Research and development funding(3)	41,181	791	266	266	42,504
Operating leases and other	3,911	6,221	3,055	139	13,326

Total contractual cash obligations	$48,467	$13,762	$155,009	$405	$217,643

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

(3)
Research and development funding for "Less than 1 year" includes up to $38.3 million that we anticipate may be used under our collaboration agreement with BMS to fund our share of the expected costs of the development of ipilimumab during 2008. This amount represents our costs; net of reimbursement of 65% from our partner BMS, as well as our share (35%) of the BMS development costs during 2008. The amounts that we actually spend during 2008 for the development of ipilimumab may vary significantly depending on numerous factors, including the outcome of our meetings with regulatory authorities, results from current and future clinical trials, the continued analysis of the clinical trial data for ipilimumab, actions taken by our partner BMS under the collaboration agreement and technological developments.

  Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

  Financial Uncertainties Related to Potential Future Milestone Payments

        In 2002, we entered into a collaboration and license agreement with Kirin, which cross-licenses certain of each other's technologies for the development and commercialization of human antibody products. Under the collaboration and license agreement, we and Kirin developed the KM-Mouse®, a unique crossbred mouse that combines the traits of our HuMAb-Mouse® with Kirin's TC Mouse™ and exchanged cross-licenses with respect to the KM-Mouse® and other antibody-generating mice. In addition, certain of the cross-licenses granted under the collaboration and license agreement are subject to license, milestone and royalty payments by one party to the other.

        Through December 31, 2007, we have not made any milestone payments to Kirin although approximately $2.8 million has been paid to Kirin as of December 31, 2007 representing a payment due Kirin as a result of our collaboration with Pfizer. Based on products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2009, we may be required to make milestone payments to Kirin aggregating up to approximately $8.5 million with respect to such products. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

        We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through December 31, 2007, we have made milestone payments of approximately $1.7 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of 11 products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2009, we may be obligated to make future milestone payments aggregating up to approximately $63.9 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

  •
  submission of IND(s) or foreign equivalents;

  •
  commencement of Phase 1, Phase 2 and/or Phase 3 clinical trials or foreign equivalents;

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

  Recently Issued Accounting Pronouncements

        In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the requirements of EITF 07-1; however we do not believe that its adoption will have a significant impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (Statement No. 141 (R)), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Statement No. 141 (R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. Statement No. 141 (R) makes various other amendments to authoritative literature intended to provide additional guidance or conform the guidance in that literature to that provided in Statement No. 141 (R). Statement No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect that the adoption of Statement No. 141 (R) will have a significant impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (Statement No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Statement No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. Statement No. 160 also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations. Changes in a parent's ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. Statement No. 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Statement No. 160 applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for all fiscal years, and interim periods within those fiscal years, beginning on for after December 15, 2008. We are currently evaluating the requirements of Statement No. 160; however we do not believe that its adoption will have a significant impact on our consolidated financial statements.

        In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. We are currently evaluating the requirements of EITF 07-3; however we do not believe that its adoption will have a significant impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (Statement No. 159). Statement No. 159 permits entities to elect to measure certain assets and liabilities at fair value with changes in the fair values of those items (unrealized gains and losses) recognized in the statement of income for each reporting period. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under Statement No. 159, fair value elections can be made on an instrument by instrument basis, are irrevocable, and can only be made upon specified election date events. In addition, new disclosure requirements apply with respect to instruments for which fair value measurement is elected. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of Statement No 159 will have on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (Statement No. 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the requirements of Statement No. 157; however, we do not believe that its adoption will have a material effect on our consolidated financial statements.

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

        The recent and precipitous decline in the market value of certain securities backed by residential mortgage loans has led to a large liquidity crisis affecting the broader U.S housing market, the financial services industry and global financial markets. Investors holding many of these and related securities have experienced substantial decreases in asset valuations and uncertain secondary market liquidity. Furthermore, credit rating authorities have, in many cases, been slow to respond to the rapid changes in the underlying value of certain securities and pervasive market illiquidity, regarding these securities.

        As a result, this "credit crisis" may have a potential impact on the determination of the fair value of financial instruments or possibly require impairments in the future should the value of certain investments suffer a decline in value which is determined to be other than temporary. We currently do not believe that any change in the market value of fixed income investments in our portfolio to be material or warrant a determination that there was an other than temporary impairment.

        We may be exposed to exchange conversion differences in translating the value of our investment in Genmab to U.S. dollars. Depending upon the relative strengthening or weakening of the U.S. dollar, the conversion difference could be significant.

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Medarex, Inc.

        We have audited the accompanying consolidated balance sheets of Medarex, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medarex, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 7 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" applying the modified prospective method.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medarex, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2008 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 25, 2008

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$37,335	$34,511
Marketable securities	311,437	304,983
Marketable securities—Genmab	152,000	150,000
Prepaid expenses and other current assets	29,013	22,271

Total current assets	529,785	511,765
Property, buildings and equipment:
Land	6,780	6,780
Buildings and leasehold improvements	87,217	85,123
Machinery and equipment	68,729	61,076
Furniture and fixtures	5,122	5,025

	167,848	158,004
Less accumulated depreciation and amortization	(87,923)	(73,663)

	79,925	84,341
Marketable securities—Genmab	139,165	344,382
Investments in, and advances to, other partners	6,040	8,141
Segregated securities	1,530	1,477
Other assets	3,415	4,587

Total assets	$759,860	$954,693

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$7,579	$7,154
Accrued liabilities	47,194	42,250
Deferred contract revenue—current	26,872	21,032

Total current liabilities	81,645	70,436
Deferred contract revenue—long-term	85,103	94,115
Other long-term liabilities	4,351	3,689
2.25% Convertible senior notes due May 15, 2011	143,505	141,581
Minority interest	—	4,699
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 127,453,308 shares issued and 127,419,468 shares outstanding at December 31, 2007 and 124,288,191 shares issued and 124,244,059 outstanding at December 31, 2006	1,275	1,243
Capital in excess of par value	1,145,453	1,107,487
Treasury stock, at cost 33,840 shares in 2007 and 44,132 shares in 2006	(85)	(111)
Accumulated other comprehensive income	289,334	495,208
Accumulated deficit	(990,721)	(963,654)

Total shareholders' equity	445,256	640,173

Total liabilities and shareholders' equity	$759,860	$954,693

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Year Ended December 31
	2007	2006	2005
Contract and license revenues	$33,823	$26,736	$30,226
Contract and license revenues from Genmab	2,083	1,553	4,067
Reimbursement of development costs	20,352	20,357	17,162

Total revenues	56,258	48,646	51,455
Costs and expenses:
Research and development	198,317	194,512	136,940
General and administrative	46,925	51,928	28,969
Acquisition of in-process technology	6,900	—	8,447

Total costs and expenses	252,142	246,440	174,356

Operating loss	(195,884)	(197,794)	(122,901)
Equity in net loss of affiliate	—	(1,037)	(6,323)
Interest, dividend income and realized gains	20,290	17,352	14,740
Gain on sale of Genmab stock	152,143	—	—
Impairment loss on investments in partners	(2,141)	(5,170)	(33,347)
Interest expense	(6,162)	(4,709)	(4,233)
Minority interest—Celldex	4,699	6,891	4,410
Non-cash gain on loss of significant influence in Genmab	—	3,202	—

Pre tax loss	(27,055)	(181,265)	(147,654)
Provision for income taxes	12	436	358

Net loss	$(27,067)	$(181,701)	$(148,012)

Basic and diluted net loss per share	$(0.21)	$(1.50)	$(1.34)

Weighted average number of common shares outstanding—basic and diluted	126,665	121,126	110,309

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock			Treasury Stock
	Number of Shares	Amount	Capital in Excess of par Value	Number of Shares	Amount	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2004	85,865,333	$859	$732,778	(191,640)	$(482)	$372	$6,649	$(633,941)	$106,235
Issuance of common stock for exercise of options	904,067	9	4,481						4,490
Stock based compensation	15,000		2,739			(704)			2,035
Vesting of restricted stock units under deferred compensation plan			1,246						1,246
Withdrawal from executive deferred compensation plan				106,340	267	(267)			—
Issuance of common stock in connection with collaboration agreements, net	2,879,223	29	24,971						25,000
Issuance of common stock in connection with the redemption of convertible note	21,875,353	219	143,564						143,783
Issuance of common stock under the employee stock purchase plan	234,254	2	1,427						1,429
Appreciation of equity method investee			8,039						8,039
Subsidiary stock issuance			24,000						24,000
Net loss								(148,012)	(148,012)
Other comprehensive income (loss)
foreign currency translation adjustment							(610)		(610)
unrealized loss on securities							(8,390)		(8,390)

Comprehensive loss									(157,012)

Balance at December 31, 2005	111,773,230	1,118	943,245	(85,300)	(215)	(599)	(2,351)	(781,953)	159,245

Issuance of common stock for exercise of options	883,149	9	5,976						5,985
Stock based compensation	(15,000)		19,343			703			20,046
Vesting of restricted stock units under deferred compensation plan			1,194						1,194
Withdrawal from executive deferred compensation plan				41,168	104	(104)			—
Modification of conversion feature of 2.25% notes			8,900						8,900
Issuance of common stock under the employee stock purchase plan	146,812	1	895						896
Issuance of common stock in a public offering, net	11,500,000	115	127,934						128,049
Net loss								(181,701)	(181,701)
Other comprehensive income (loss)
foreign currency translation adjustment							(3,123)		(3,123)
unrealized gain on securities							500,682		500,682

Comprehensive income									315,858

Balance at December 31, 2006	124,288,191	1,243	1,107,487	(44,132)	(111)	—	495,208	(963,654)	640,173

Issuance of common stock for exercise of options	2,432,893	24	14,477						14,501
Stock based compensation			20,112						20,112
Grant of restricted stock and issuance of restricted stock units under deferred compensation plan	629,540	7	1,363						1,370
Vesting of restricted stock units under deferred compensation plan			801						801
Withdrawal from executive deferred compensation plan			(26)	10,292	26				—
Issuance of common stock under employee stock purchase plan	102,684	1	909						910
Issuance of Celldex common stock			330						330
Net loss								(27,067)	(27,067)
Other comprehensive income (loss)
foreign currency translation adjustment							772		772
unrealized loss on securities							(206,646)		(206,646)

Comprehensive income									(232,941)

Balance at December 31, 2007	127,453,308	$1,275	$1,145,453	(33,840)	$(85)	$—	$289,334	$(990,721)	$445,256

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2007	2006	2005
Operating activities:
Net loss	$(27,067)	$(181,701)	$(148,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,260	13,117	12,737
Amortization	1,388	3,575	5,627
Loss on sale of assets—Celldex	—	655	—
Stock based compensation and vesting of restricted stock units	20,112	21,240	1,890
Write-off of deferred offering costs—Celldex	—	—	978
Non cash revenue	—	(1,339)	—
Licenses fees paid with stock	330	—	—
Acquisition of in-process technology	—	—	8,447
Equity in net loss of Genmab	—	1,037	6,323
Impairment losses on investments in partners and other assets	2,141	5,170	36,120
Non-cash gain on loss of significant influence in Genmab	—	(3,202)	—
Gain on sale of partners' stock	(152,143)	—	(3,315)
Minority interest—Celldex	(4,699)	(6,891)	(4,410)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(6,743)	9,337	(24,900)
Trade accounts payable	425	2,215	(59)
Accrued liabilities	6,598	11,003	(6,088)
Deferred contract revenue	(3,172)	(12,552)	25,748

Net cash used in operating activities	(148,570)	(138,336)	(88,914)
Investing activities:
Purchase of property and equipment	(9,688)	(13,521)	(9,312)
Increase in investments and advances to affiliates and partners	—	(500)	—
Release of restriction of segregated cash	(53)	556	—
Investment in Lorantis, net of acquired cash	—	—	29,742
Investment in Alteris, net of acquired cash	—	—	(2,208)
Proceeds from sale of Genmab stock	152,143	—	—
Purchase of marketable securities	(152,143)	(195,973)	(56,108)
Sales and maturities of marketable securities	144,201	154,386	121,999

Net cash provided by (used in) investing activities	134,460	(55,052)	84,113
Financing activities:
Cash received from sales of securities and exercise of stock options, net	16,290	134,930	31,061
Principal payments under capital lease obligations	(30)	(27)	(9)

Net cash provided by financing activities	16,260	134,903	31,052

Effect of exchange rate differences on cash and cash equivalents	674	2,394	(492)
Net increase (decrease) in cash and cash equivalents	2,824	(56,091)	25,759
Cash and cash equivalents at beginning of period	34,511	90,602	64,843

Cash and cash equivalents at end of period	$37,335	$34,511	$90,602

Non-cash investing and financing activities:
Unrealized gain (loss) on investment in Genmab	$(51,073)	$494,382	$—

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$42	$414	$365

Interest	$3,379	$3,391	$5,717

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

1. Organization and Description of Business

        Medarex, Inc. ("Medarex" or the "Company"), incorporated in July 1987, is a biopharmaceutical company developing therapeutic products for cancer, inflammation, autoimmune disorders and other life-threatening and debilitating diseases based on its proprietary technology. The Company's therapeutic products are currently under development and will need the approval of the U.S. Food and Drug Administration ("FDA") prior to commercial distribution in the United States.

        The Company's financial statements consolidate all of its subsidiaries, including those that it controls and those in which it holds a majority voting interest. As of December 31, 2007, Medarex owns approximately 60% of the outstanding common stock of Celldex Therapeutics, Inc. ("Celldex") (see Note 13). The Company's operations constitute one business segment. All significant intercompany balances and transactions have been eliminated in consolidation.

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

  Marketable Securities and Long-Term Non-Marketable Investments

        Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), these investments are classified as available-for-sale and are reported at fair value on the Company's consolidated balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of shareholders' equity. Under the Company's accounting policy, a decline in the fair value of marketable securities is deemed to be "other than temporary" and such marketable securities are generally considered to be impaired if their fair value is less than the Company's cost basis for more than six months, or some other period in light of the particular facts and circumstances surrounding the investment. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.

        In addition, the Company has investments in several of its partners whose securities are not publicly traded. These investments are accounted for under the cost basis. Because these securities are not publicly traded, the Company values these investments by using information acquired from industry trends, management of these companies, such companies' financial statements, and other external sources. Specifically, the Company's determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings, and potential strategic alternatives. Based on the information acquired through

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

2. Significant Accounting Policies (Continued)

these sources, the Company records an investment impairment charge when it believes an investment has experienced a decline in value that is considered to be other than temporary.

        The Company recorded investment impairment charges of $0, $5.2 million and $0 related to investments in partners whose securities are publicly traded for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, the Company recorded investment impairment charges of $2.1 million, $0 and $33.3 million in partners whose securities are privately held for the years ended December 31, 2007, 2006 and 2005, respectively. Approximately $29.3 million of investment impairment charges in partners whose securities are privately held for the year ended December 31, 2005, related to the Company's investment in Immuno-Design Molecules, S.A. ("IDM") prior to its business combination with Epimmune, Inc. ("Epimmune").

  Financial Instruments

        The fair values of cash and cash equivalents, marketable securities, accounts payable and accrued liabilities are not materially different from their carrying amounts as of December 31, 2007 and 2006. As of December 31, 2007, the estimated fair value of the Company's convertible senior notes payable was approximately $164.2 million as compared to a carrying value of approximately $143.5 million. As of December 31, 2006, the estimated fair value of the Company's convertible senior notes payable was approximately $182.2 million as compared to a carrying value of approximately $141.6 million. The estimated fair value of the Company's convertible senior notes payable as of December 31, 2007 and 2006 are based on quoted market prices. Receivables from partners are concentrated primarily in the pharmaceutical and biotechnology industries. Although the Company's partners are concentrated primarily within these two industries, management considers the likelihood of material credit risk as remote.

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

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

2. Significant Accounting Policies (Continued)

  Transactions in Equity Method Investee Stock

        At the time an equity method investee sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that equity method investee increases proportionately to its equity basis in the equity method investee. If at that time the equity method investee is a newly-formed start-up, a research and development or a development stage company, the Company's proportionate share of the equity method investees' equity resulting from the additional equity raised is accounted for as an increase to capital in excess of par value under Accounting Principles Board ("APB") Opinion No. 18 and Staff Accounting Bulletin ("SAB") No. 51.

  Asset Retirement Obligations

        The Company has asset retirement obligations relating to one of its leased facilities. This lease requires the Company restore the facility to its original condition at the end of the lease term. The following summarizes the Company's asset retirement obligation liability as of December 31:

	2007	2006
Asset retirement obligation at beginning of year	$2,949	$2,690
Liabilities incurred	—	77
Accretion expense	193	182

Asset retirement obligation at end of year	$3,142	$2,949

  Foreign Currency Translation

        Investments in foreign affiliates accounted for under the equity method have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board ("FASB") Statement No. 52, Foreign Currency Translation. All asset and liability accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss). As of December 31, 2007 and 2006, the accumulated unrealized foreign exchange translation gain (loss) included in other comprehensive income was approximately $0.8 million and $(3.1) million, respectively.

  Revenue Recognition

        The Company receives payments from customers and partners from the sale of antibodies, for licenses to its proprietary technology for product development, for services and from the achievement of product development milestones. These payments are generally non-refundable and are reported as deferred revenue until they are recognizable as revenue. The Company follows the following principles in recognizing revenue:

  •
  Fees received from the licensing of the Company's proprietary technologies for research and development performed by its customers and partners is recognized generally on a straight line

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

2. Significant Accounting Policies (Continued)

    basis over the term of the respective license period beginning after both the license period has begun and the technology has been delivered.

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

  •
  Revenues derived from reimbursements of costs associated with the development of product candidates are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent ("EITF 99-19"). According to the criteria established by EITF 99-19, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company believes it has met the criteria to record revenue for the gross amount of the reimbursements.

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

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

2. Significant Accounting Policies (Continued)

  Use of Estimates

        The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company's consolidated balance sheets and the amounts of revenues and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, stock-based compensation, income taxes, loss contingencies and accounting for research and development costs. Actual results could differ from those estimates.

  Stock-Based Compensation

        The Company's stock awards are governed by its 2005 Equity Incentive Plan, as amended (the "Plan"), which is described more fully in Note 7. Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"). Compensation expense was recognized in the consolidated statement of operations for those stock option grants under the Plan that had an exercise price which was less than the fair market value of the underlying common stock on the grant date.

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("Statement No. 123(R)"), using the modified prospective transition method. Under the modified prospective transition method, compensation expense is recognized in the financial statements on a prospective basis for (i) all share based payments granted prior to, but not vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of Statement No. 123, and (ii) share based payments granted on or subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). The grant date fair value of awards expected to vest is expensed on a straight line basis over the vesting periods of the related awards. Under the modified prospective transition method, results for prior periods are not restated.

  Income Taxes

        The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statements amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

2. Significant Accounting Policies (Continued)

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 addresses the accounting and disclosure of uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. The Company adopted FIN 48 on January 1, 2007, as required and determined that the adoption of FIN 48 did not have a material impact on the Company's consolidated financial position and results of operations.

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

	Year ended December 31
	2007	2006	2005
Convertible notes	10,936,935	10,936,935	10,936,935
Stock options	17,078,740	17,336,930	16,480,096

	28,015,675	28,273,865	27,417,031

Recently Issued Accounting Standards

        In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

2. Significant Accounting Policies (Continued)

be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the requirements of EITF 07-1; however it does not believe that its adoption will have a significant impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (Statement No. 141 (R)), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Statement No. 141 (R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. Statement No. 141 (R) makes various other amendments to authoritative literature intended to provide additional guidance or conform the guidance in that literature to that provided in Statement No. 141 (R). Statement No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that the adoption of Statement No. 141 (R) will have a significant impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (Statement No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Statement No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. Statement No. 160 also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations. Changes in a parent's ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. Statement No. 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Statement No. 160 applies prospectively to all entities that prepare

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

2. Significant Accounting Policies (Continued)

consolidated financial statements and applies prospectively for all fiscal years, and interim periods within those fiscal years, beginning on for after December 15, 2008. The Company is currently evaluating the requirements of Statement No. 160; however it does not believe that its adoption will have a significant impact on its consolidated financial statements.

        In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. We are currently evaluating the requirements of EITF 07-3; however the Company does not believe that its adoption will have a significant impact on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (Statement No. 159). Statement No. 159 permits entities to elect to measure certain assets and liabilities at fair value with changes in the fair values of those items (unrealized gains and losses) recognized in the statement of income for each reporting period. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under Statement No. 159, fair value elections can be made on an instrument by instrument basis, are irrevocable, and can only be made upon specified election date events. In addition, new disclosure requirements apply with respect to instruments for which fair value measurement is elected. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of Statement No. 159 will have on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (Statement No. 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the requirements of Statement No. 157; however, it does not believe that its adoption will have a material effect on its consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

3. Available for Sale Investments

        Available for sale investments consist of the following as of December 31:

	2007				2006
	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds (included in cash and cash equivalents)	$26,346	—	—	$26,346	$19,447	—	—	$19,447
U.S. Treasury Obligations	39,598	484	(10)	40,072	19,535	44	(101)	19,478
U.S. Corporate Debt Securities	215,450	496	(400)	215,546	221,268	102	(1,021)	220,349
Mortgage-Backed Securities	53,969	336	(1,058)	53,247	58,387	—	(54)	58,333
Equity Securities	6,827	443	(4,698)	2,572	6,771	52	—	6,823
Equity Securities—Genmab	—	291,165	—	291,165	—	494,382	—	494,382

	$342,190	$292,924	$(6,166)	$628,948	$325,408	$494,580	$(1,176)	$818,812

        Approximately $152.1 million was reclassified from other comprehensive income and recorded as a realized gain for the year ended December 31, 2007. Approximately $5.2 million was reclassified from accumulated other comprehensive income and recorded as an other than temporary investment impairment loss for the year ended December 31, 2006.

        The Company's available for sale U.S. Treasury Obligations and U.S. Corporate Debt Securities have the following maturities at December 31, 2007:

Due in one year or less	$64,660
Due after one year, less than five years	187,722
Due after five years	56,483

        For the years ended December 31, 2007, 2006 and 2005, realized gains totaled $152.1 million, $0 and $3.3 million, respectively, and realized losses totaled $0, $0 and $0, respectively. The cost of securities sold is based on the specific identification method.

        Unrealized loss positions related to various debt securities for which other-than-temporary impairments have not been recognized at December 31, 2007, is summarized as follows:

	Fair Value	Unrealized Loss
Purchased and held less than one year	$172,426	$(1,469)

        Unrealized losses in the portfolio relate to various debt securities including U.S. treasury obligations, asset backed securities and corporate bonds. The unrealized losses relating to debt securities were primarily due to changes in interest rates. The Company has concluded that unrealized losses in its debt securities are not other-than-temporary as the Company has the ability to hold securities to maturity date or the recovery period. Unrealized losses related to equity securities as of December 31, 2007 of $4,698 are considered to be temporary as the fair value has not been less than the Company's carrying value for a period of six months.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

4. Balance Sheet Detail

        Prepaid expenses and other current assets consist of the following as of December 31:

	2007	2006
Interest and dividends receivable	$1,957	$1,799
Employee receivables	44	1,082
Prepaid insurance	2,140	2,176
Receivables from partners	20,304	10,356
Other	4,568	6,858

	$29,013	$22,271

        Other assets consist of the following as of December 31:

	2007	2006
Deferred debt issuance costs, net of accumulated amortization of $2,440 in 2007 and $1,776 in 2006	$2,257	$2,921
Patents, net of accumulated amortization of $4,881 in 2007 and $4,491 in 2006	126	516
Acquired technology—Celldex, net of accumulated amortization of $264 in 2007 and $146 in 2006	1,032	1,150

	$3,415	$4,587

        Accrued liabilities consist of the following as of December 31:

	2007	2006
Accrued construction and equipment costs	$634	$285
Accrued interest	450	450
Accrued compensation	11,526	10,720
Accrued research—3rd parties	—	346
Accrued license and royalty fees	4,897	659
Accrued professional fees	3,966	4,579
Accrued clinical trial expenses	5,716	4,823
Accrued partner reimbursements	15,030	15,377
Other	4,975	5,011

	$47,194	$42,250

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

5. Taxes

        In June 2006, the FASB issued FIN 48 to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard. The Company adopted FIN 48 as of January 1, 2007, as required and determined that the adoption of FIN 48 did not have a material impact on the Company's financial position and results of operations. The Company did not recognize interest or penalties related to income tax during the year ended December 31, 2007 and did not accrue for interest or penalties as of December 31, 2007 or 2006. The Company does not have an accrual for uncertain tax positions as of December 31, 2007 or 2006. Tax returns for years 2002 and thereafter are subject to future examination by tax authorities.

        The provision for income taxes is as follows:

	Year ended December 31
	2007	2006	2005
Federal
Current	$—	$—	$—
Deferred	—	—	—

Total federal	—	—	—
State
Current	12	272	333
Deferred	—	—	—

Total state	12	272	333
Foreign
Current	—	164	25
Deferred	—	—	—

Total foreign	—	164	25

Total	$12	$436	$358

        The current foreign tax provision relates to foreign withholding taxes. The current state tax provision is attributable to the New Jersey alternate minimum tax assessment.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

5. Taxes (Continued)

        A reconciliation of the provision for income taxes and the amount computed by applying the federal income tax rate of 34% to loss before provision for income tax is as follows:

	Year ended December 31
	2007	2006	2005
Computed at statutory rate	$(9,198)	$(61,630)	$(50,202)
State income taxes, net of federal tax effect	(785)	(10,573)	(8,594)
Minority interest—Celldex	(1,598)	(2,343)	(1,477)
In-process technology	2,346	—	359
Loss of foreign subsidiary	143	407	770
Foreign withholding taxes	—	108	17
Research and development credit carryforward benefit	(3,724)	(3,527)	(3,068)
Disallowed compensation	3,220	—	—
Other	58	57	51
Other change in deferred tax valuation reserve	9,550	77,937	62,502

	$12	$436	$358

        The components of deferred tax assets and liabilities consist of the following as of December 31:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$229,786	$231,339
Stock-based compensation	27,977	19,719
Accrued compensation	710	499
Research and development capitalized for tax purposes	4,217	4,217
Deferred revenue	40,944	45,705
Research credits	19,742	16,018
Impairment loss on investments	43,080	45,029
License fees capitalized for tax purposes	14,690	14,955
Cumulative effect—asset retirement obligation	332	332
Other	3,920	6,854

Total deferred tax assets	385,398	384,667
Deferred tax liabilities:
Unrealized gain from available for sale securities	117,614	200,273

Net deferred tax assets before valuation allowance	267,784	184,394
Valuation allowance	(267,784)	(184,394)

Net deferred tax assets	$—	$—

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

5. Taxes (Continued)

        At December 31, 2007, approximately $28.5 million of gross deferred tax assets related to net operating loss ("NOL") carryforwards representing tax benefits associated with the exercise of non-qualified stock options and the disqualifying disposition of stock acquired with incentive stock options. Such benefits, when realized, will be credited to additional paid-in capital.

        At December 31, 2007, the Company had federal NOL carryforwards of approximately $588.6 million. The NOL carryforwards expire in 2008 ($5.5 million), 2009 ($7.6 million), 2010 ($6.4 million), 2011 ($7.0 million), 2012 ($9.6 million), 2018 ($23.9 million), 2019 ($1.1 million), 2020 ($30.3 million), 2021 ($20.9 million), 2022 ($87.7 million), 2023 ($107.0 million), 2024 ($87.2 million), 2025 ($49.1 million), 2026 ($116.2 million) and 2027 ($29.1 million). The Company determined that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred during 1998. The effect of the ownership change is the imposition of a $3.2 million annual limitation on the use of NOL carryforwards attributable to periods before the change. At December 31, 2007, the amount of NOL subject to the limitation was $38.3 million and the amount not subject to limitation was $550.3 million. The Company has not performed a detailed analysis since 2000 to determine whether an additional ownership change under Section 382 has occurred. The effect of an additional ownership change if any would be the imposition of an additional annual limitation on the use of NOL carrryforwards attributable to periods before the change.

        The Company had federal research tax credit carryforwards at December 31, 2007 of approximately $19.4 million which expire between 2008 and 2026. As a result of the 1998 ownership change under Section 382, the use of approximately $1.9 million of these carryforwards is subject to limitation.

        At December 31, 2007, the Company had state NOL carryforwards of approximately $471.4 million. These NOL carryforwards will expire in varying amounts between 2008 and 2014.

6. Convertible Notes

        On May 3, 2004, the Company completed a private placement pursuant to Rule 144A of the Securities Act of $150.0 million of 2.25% Convertible Senior Notes due May 15, 2011 (the "2.25% Notes") to qualified institutional investors. The 2.25% Notes are initially convertible into shares of the Company's common stock at the rate of 72.9129 per each $1,000 principal amount of the 2.25% Notes, which is equivalent to an initial conversion price of approximately $13.72 per share, subject to anti-dilution adjustments.

        The Company pays interest on the 2.25% Notes on May 15 and November 15 of each year beginning on November 15, 2004. Interest payable per $1,000 amount of the 2.25% Notes for each subsequent interest payment is $11.25. The Company received net proceeds from the private placement of the 2.25% Notes of approximately $145.2 million (after deducting the initial purchasers' discounts and offering expenses). As of December 31, 2007, the Company had 10,936,935 shares of common stock reserved for issuance pursuant to the conversion of the 2.25% Notes.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

6. Convertible Notes (Continued)

        The holders of the 2.25% Notes have the option, subject to certain conditions, to require the Company to repurchase the notes in the event of a "change in control", as defined in the indenture, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to the date of repurchase. The Company may pay the repurchase price in cash or, at the Company's option, in shares of its common stock. Payments made in shares of the Company's common stock will be valued at 95% of the average of the closing sales prices of the Company's common stock for the five trading days immediately preceding the third trading day prior to the repurchase date.

        On August 25, 2006, the Company received a notice of default relating to the 2.25% Notes in the aggregate principal amount of $150.0 million due May 15, 2011. The notice of default under the Indenture governing the 2.25% Notes cited the Company's failure to file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 as the basis for the notice of default. The notice of default further provided that if the Company did not file its June 30, 2006 Form 10-Q by October 24, 2006, an event of default under the Indenture would exist.

        On October 4, 2006, the Company announced that it received the requisite consent to adopt the proposed amendments to the Indenture governing its 2.25% Notes, pursuant to a previously announced consent solicitation statement dated September 22, 2006 as supplemented by a supplement dated October 2, 2006. The Company and the trustee of the 2.25% Notes entered into a supplemental indenture effecting amendments to the Indenture. As consideration for the amendments to the Indenture and waiver of related defaults and events of defaults, the Company will no longer have the right to redeem the 2.25% Notes prior to May 15, 2010. At any time on or after May 15, 2010 and until May 14, 2011, the Company will have the right to redeem the 2.25% Notes in cash, in whole or in part, but only if the closing sale price of the Company's common stock for at least 20 of the 30 consecutive trading days immediately prior to the day the Company gives notice of redemption is greater than 150% of the applicable conversion price on that date of the notice. The cash redemption price for the period from May 15, 2010 to May 14, 2011 will equal 100.3% of the principal amount of the 2.25% Notes to be redeemed plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

        The increase in the fair value of the embedded conversion option resulting from the modification reduced the carrying amount of the 2.25% Notes by approximately $8.9 million in accordance with the provisions of EITF Issue No. 06-6, Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments. The carrying amount of the 2.25% Notes will be increased to $150.0 million over the remaining life of the 2.25% Notes (through May 15, 2011). The total amount charged to interest expense for the years ended December 31, 2007 and 2006 resulting from amortization of debt discount was approximately $1.9 million and approximately $0.5 million, respectively, and is reflected in interest expense.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

7. Shareholders' Equity

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

  Stock Compensation Plans

  2005 Equity Incentive Plan

        The Company's equity awards are governed by the 2005 Equity Incentive Plan (the "Plan"). The purchase price of stock options under the Plan is determined by the Compensation and Organization Committee of the Board of Directors of the Company (the "Committee"). The term is fixed by the Committee, but no incentive stock option is exercisable after 10 years from the date of grant. Stock options generally vest over a four year period. At December 31, 2007, a total of 5,127,476 shares were available for future grants under the Plan.

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

        The following table illustrates the impact of the adoption of Statement No. 123(R) on reported amounts:

	Year Ended December 31, 2006
	As reported	Impact of Adoption of Statement No. 123(R) Compensation
Net loss	$(181,701)	$(16,550)
Basic and diluted net loss per share	$(1.50)	$(0.14)

        Total stock based compensation expense of approximately $20.0 million for the year ended December 31, 2007 has been included in the consolidated statement of operations within research and development expenses ($9.5 million) and general and administrative expenses ($10.5 million). Total stock based compensation expense of approximately $21.1 million for the year ended December 31, 2006 has been included in the consolidated statement of operations within research and development

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

7. Shareholders' Equity (Continued)

expenses ($9.5 million) and general an administrative expenses ($11.6 million). Included in total stock based compensation expense for the year ended December 31, 2006 is approximately $3.2 million associated with the modification of the vesting period of stock options for the Company's former Chief Executive Officer and approximately $1.3 million primarily associated with the Company's deferred compensation programs.

        The following summarizes all stock option transactions for the Company under the Plan for the period from January 1, 2007 through December 31, 2007.

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	17,336,930	$9.35
Granted	3,284,039	$15.59
Exercised	(2,432,893)	$5.91
Canceled	(223,937)	$38.85
Forfeited	(885,399)	$8.96

Outstanding at December 31, 2007	17,078,740	$10.67	6.6 years	$33,098

Exercisable at end of period	11,412,765	$9.68	5.5 years	$30,086

Vested and unvested expected to vest at December 31, 2007	16,535,787	$10.61	6.5 years	$32,793

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 were $10.55, $7.25 and $7.95, respectively.

        The following table sets forth the aggregate intrinsic value of options exercised and the aggregate grant date fair value of shares which vested during 2007, 2006 and 2005:

	2007	2006	2005
Aggregate intrinsic value of options exercised	$18,631	$6,451	$4,106
Aggregate grant date fair value of shares vested	$22,392	$24,061	$20,728

        Cash proceeds from stock options exercised during the years ended December 31, 2007, 2006 and 2005 totaled $14.5 million, $6.0 million and, $4.5 million, respectively.

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

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

7. Shareholders' Equity (Continued)

The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior. The expected volatility of the price of the underlying stock is based on the historical volatility of the Company's common stock. The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant. Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures. The following table sets forth the assumptions used to calculate the fair value of options granted for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Expected dividend yield	0%	0%	0%
Expected volatility	81% - 83%	82% - 84%	98% - 99%
Weighted average expected volatility	81.7%	82.8%	99.1%
Risk free interest rates	3.55% - 4.88%	4.59% - 5.11%	4.16% - 4.50%
Expected life of options (years)	5.00	6.25	6.25

        As of December 31, 2007, the total unrecognized compensation cost related to non-vested stock options was approximately $38.2 million. This cost is expected to be recognized over a weighted average period of 2.8 years.

  Fair Value Disclosures—Prior to Adopting Statement No. 123(R)

        Prior to January 1, 2006, the Company followed the disclosure-only provisions of Statement No. 123 and accordingly, accounted for equity awards pursuant to the recognition and measurement principles of APB No. 25 and related Interpretations, as permitted by Statement No. 123. Under APB No. 25, compensation expense was recognized in the consolidated statement of operations for some of the stock option grants under the Plan that had an exercise price which was less than the fair market value of the underlying common stock on the grant date. The following table illustrates the effect on net loss and net loss per share for the year ended December 31, 2005 had the Company applied the fair value recognition provisions of Statement No. 123.

Year Ended December 31 2005
Net loss, as reported	$(148,012)
Add: Non-cash employee compensation	1,890
Less: Total stock-based employee compensation expense determined under fair value method	(17,437)

Net loss, pro forma	$(163,559)

Loss per share:
Basic and diluted, as reported	$(1.34)

Basic and diluted, pro forma	$(1.48)

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

7. Shareholders' Equity (Continued)

  Employee Stock Purchase Plan

        In May 2002, the Company adopted an Employee Stock Purchase Plan (the "ESPP") which currently authorizes the issuance of 1,500,000 shares of its common stock pursuant to purchase rights granted to eligible employees of the Company. The ESPP provides a means by which employees purchase common stock of the Company through payroll deductions of up to 10% of their base compensation. In general, at the end of each of two purchase periods during the calendar year, the Company uses accumulated payroll deductions to purchase, on behalf of participating employees, shares of common stock at a price equal to the lower of 85% of the fair market value of a share of common stock (i) on the first day of the applicable ESPP offering period or (ii) at the end of each six month purchase period. Historically, the purchase periods under the ESPP have ended on June 30 and December 31 of each year. Prior to the December 31, 2006 purchase date, the Company terminated the then current offering and returned all employee contributions. There was no active offering period from January 1, 2007 through June 30, 2007. The ESPP resumed with the offering period which began on July 1, 2007. Generally all employees, including executive officers, who work at least 20 hours per week and five months per year may participate in the ESPP. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible for participation in the ESPP. During the years ended December 31, 2007, 2006 and 2005, 102,684, 146,812 and 234,254 shares of common stock were issued under the ESPP resulting in net proceeds to the Company of $0.9 million, $0.9 million and $1.4 million, respectively. As of December 31, 2007, the Company had reserved 516,688 shares of common stock for issuance pursuant to the ESPP.

8. Deferred Compensation

        The Company maintains deferred compensation programs, under which each of the Company's executive officers elected to have a portion of his bonuses, which were otherwise payable in cash, converted to restricted stock units representing shares of the Company's common stock. Participants in the deferred compensation programs could elect to defer up to 50% of their respective bonuses. The number of restricted stock units awarded upon such conversion was determined by dividing (i) the amount of the bonus to be converted by (ii) the fair market value of the Company's common stock on the grant date. Participants in the deferred compensation programs initially elected to defer receipt of the common stock portion of their bonuses until the earlier of three years from the grant date or the participant's termination from the Company. The bonus portion deferred by each of the participants is matched on a 1:1 basis by the Company and 25% of the match is vested as of the respective grant dates. So long as a participant remains employed by the Company, an additional 25% of the Company's matching contribution vests on each anniversary of the respective grant dates for the next three years. All benefits under the deferred compensation programs are distributed in a single payment and will be paid exclusively in the form of shares of the Company's common stock. The Company's matching contribution was approximately $0.3 million, $1.0 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in the expense for the year ended December 31, 2006 is approximately $0.5 million associated with the accelerated vesting of the Company's match for the Company's former CEO.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

8. Deferred Compensation (Continued)

        A summary of the Company's non-vested restricted stock units as of December 31, 2007 and changes during the year ended December 31, 2007 is as follows:

Non-Vested Restricted Stock Units	Number of Awards
Non-vested as of January 1, 2007	95,168
Granted	11,103
Vested	(72,614)
Forfeited	—

Non-vested as of December 31, 2007	33,657

9. Collaboration Agreements

  Bristol-Myers Squibb Collaboration

        In January 2005, the Company entered into a collaboration and co-promotion agreement and a related securities purchase agreement with Bristol-Myers Squibb Company ("BMS"), pursuant to which the Company and BMS each granted the other certain intellectual property licenses and product rights on a worldwide basis in order to enable the parties to collaborate in research and development of certain antibody-based product candidates for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by the Company to BMS of a license to commercialize ipilimumab, a fully human antibody product developed using the Company's UltiMAb® technology, that is antagonistic to cytotoxic T-lymphocyte antigen 4 (CTLA-4). Ipilimumab is currently under investigation for the treatment of a broad range of cancers and other diseases.

        As part of the collaboration, BMS will be responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of products intended solely for regulatory approval in the United States, and BMS will be fully responsible for all development efforts that relate solely to regulatory approval in Europe and other parts of the world. Approximately $17.2 million and $15.0 million of the Company's revenue for the years ended December 31, 2007 and 2006 represented the reimbursement of 65% of the Company's costs associated with the development of ipilimumab recorded in accordance with EITF 99-19. The Company's 35% share of the BMS development costs for the years ended December 31, 2007 and 2006 was approximately $24.9 million and $23.3 million.

        Under the terms of the collaboration, the Company could receive up to $205.0 million from BMS if all regulatory milestones are met, plus up to an additional $275.0 million in sales-related milestones. The Company will also have the option to co-promote any products in the United States, and, if the Company elects to exercise this option and has participated in the funding of the applicable Phase 3 clinical trial(s), the Company will receive 45% of any profits from commercial sales in the United States. In the event the Company chooses not to exercise its co-promotion rights, BMS will have exclusive commercial rights in the United States and will pay the Company royalties on any commercial

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

9. Collaboration Agreements (Continued)

sales. Outside the United States, BMS will have exclusive commercial rights and will pay the Company royalties on any commercial sales.

        Pursuant to these agreements, BMS made an initial cash payment to the Company of $25.0 million. In addition, BMS purchased a total of 2,879,223 unregistered shares of the Company's common stock at a purchase price equal to $8.6829 per share for an aggregate purchase price of $25.0 million. The purchase price represented a small premium to the market price on the date the Company entered into the collaboration.

        The Company determined that all elements under the collaboration and co-promotion agreement should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). In accordance with SAB No. 104 (Topic 13, Revenue Recognition), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. As the Company has continuing obligations under the collaboration and co-promotion agreement, and as significant development risk remains, the Company recorded the $25.0 million upfront fee as deferred revenue and the Company is recognizing this amount over the enforceable term of the technology sublicensed to BMS under the collaboration and co-promotion agreement of approximately 11 years, as well as the technology and know-how to be delivered in connection therewith.

        The BMS collaboration became effective in January 2005, and unless terminated earlier, will continue for as long as development and/or commercialization of any collaboration product continues. BMS, however, may terminate the collaboration on a country-by-country basis at any time and, under certain conditions, on a product-by-product basis, resulting in the return of all rights to the Company with respect to such country and/or product. In addition, BMS may terminate the Company's co-promotion rights in the U.S. in the event that the Company fails to satisfy certain performance criteria. The Company may terminate the BMS collaboration in the event of certain specified material breaches by BMS (in which case product rights would revert to the Company), and the Company may terminate BMS's co-promotion rights in the event that BMS fails to satisfy certain performance criteria.

  Pfizer

        In September 2004, the Company entered into a series of agreements with Pfizer, Inc. ("Pfizer"). The first agreement amended the Company's existing collaborative research and license and royalty agreements with Pfizer to provide for the discovery and development of up to 50 antibody products over ten years. The second and third agreements were a sublicense from the Company to Pfizer and a cross-license of certain patents and patent applications solely relating to the companies' respective anti-CTLA-4 antibody programs. The fourth agreement was a stock purchase agreement also related to the anti-CTLA-4 programs. Pursuant to certain of these agreements, Pfizer made a cash payment to the Company of $80.0 million and purchased 4,827,808 shares of the Company's common stock at a purchase price equal to $6.21 per share for an aggregate purchase price of $30.0 million. The purchase price represented a small premium to market price at the time the Company entered into the collaboration.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

9. Collaboration Agreements (Continued)

        The Company accounts for revenue arrangements that include multiple deliverables in accordance with EITF 00-21. The Company has concluded that because the Pfizer collaboration contains multiple deliverables (licenses to technology and research services) EITF 00-21 applies. The Company considers the arrangement with Pfizer to be a single unit of accounting under EITF 00-21 for purposes of recognizing the initial $80.0 million payment. For the years ended December 31, 2007, 2006 and 2005, the Company recognized $10.7 million, $10.5 million and $9.3 million of revenue under the agreements with Pfizer.

        The Company determined that all elements under the license agreement and Amendment No. 1 to the Collaborative Research and License and Royalty Agreement ("Amendment No. 1") should be accounted for as a single unit of accounting under EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. In accordance with SAB No. 104 (Topic 13, Revenue Recognition), deferral of revenue is appropriate regarding nonrefundable, upfront fees received in single unit of accounting arrangements. As the Company has continuing obligations under Amendment No. 1, the Company recorded the $50.0 million and $30.0 million payments as deferred revenue and the Company is recognizing this amount over the estimated period of approximately 11 years that the Company is expected to perform research and development services for Pfizer.

        The Pfizer collaborative research agreement, as amended by Amendment No. 1, became effective on September 15, 2004, and unless sooner terminated or extended by mutual agreement of the parties will expire on September 15, 2014. Either party may, however, terminate the collaborative research agreement in the event of certain specified material breaches by the other party or in the event either party shall fail to perform or observe any term, covenant or understanding contained in the collaborative research agreement if such failure shall remain unremedied for thirty (30) days after written notice thereof to the failing party (each an "Event of Termination"). Termination of the collaborative research agreement will not terminate any of the other Pfizer agreements. In addition, termination of the collaborative research agreement will not affect Medarex's right to receive all payments accrued thereunder.

        The Pfizer license and royalty agreement, as amended by Amendment No. 1 and which forms a part of the amended collaborative research agreement, became effective on September 15, 2004 and unless terminated earlier, each license to a licensed antibody product commences on the date Pfizer first exercises its option to acquire such license and terminates on the last to expire of the patent rights with regard to such licensed antibody product. Upon an Event of Termination, the party not responsible therefore may terminate the Pfizer license and royalty agreement; provided, however, that if such Event of Termination relates solely to a given licensed antibody product, then the party not responsible may terminate the Pfizer license and royalty agreement only with respect to the license related to such licensed antibody product. Termination of the Pfizer license and royalty agreement will not terminate the research licenses granted under the collaborative research agreement nor any of the other Pfizer agreements and will not affect Medarex's rights to receive royalty payments accrued thereunder.

        The sublicense granted to Pfizer by Medarex under the Pfizer sublicense agreement became effective on September 15, 2004 and, unless terminated earlier, runs to the end of the enforceable term of the licensed patents. In the event of certain specified material breaches by Pfizer that remain

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

9. Collaboration Agreements (Continued)

unremedied for thirty (30) days following written notice thereof, Medarex may terminate the Pfizer sublicense agreement. In such event, any sublicense or license entered into by Pfizer pursuant to the sublicense agreement may be terminated by Medarex.

        Pfizer may, at any time, terminate the sublicense agreement in whole or as to any portion of the licensed patents covered by the sublicense agreement by giving ninety (90) days written notice to Medarex.

        The cross-license agreement entered into by Pfizer and Medarex became effective on September 15, 2004 and runs to the end of the enforceable term of the patents licensed or sublicensed thereunder. Medarex may terminate the license it granted to Pfizer only if, as a result of Pfizer's breach, certain underlying licenses held by Medarex are terminated or Pfizer materially breaches the cross-license agreement and fails to cure such breach within thirty (30) days after written notice thereof by Medarex. In addition, Medarex may terminate any license granted to it by Pfizer on written notice to Pfizer.

        Pfizer may terminate the license it granted to Medarex only if Medarex materially breaches (i) the cross-license agreement, or (ii) certain provisions of the underlying licenses held by Medarex and fails to cure such breach within thirty (30) days after written notice from Pfizer specifying the nature of such breach. In addition, Pfizer may, at any time, terminate the license granted to it by Medarex under the cross-license agreement on written notice to Medarex.

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

        Under the terms of the agreement, the Company received a payment of $15.0 million from MedImmune and has the ability to receive potential milestone payments for product candidates developed by the collaboration that enter into clinical development. MedImmune is fully responsible for all development costs up to the point of initiating pivotal trials of any product candidates. At that point, the Company has a choice for each potential product candidates. The Company can elect to enter into a profit sharing arrangement in the United States whereby the Company will pay its proportionate share of the future development costs and reimburse MedImmune for a proportionate share of MedImmune's previous development costs plus interest. In addition, the Company would also have the option to enter into a co-promotion relationship with MedImmune in the United States for each such product. In the alternative, the Company can elect to forego any further funding for the product candidates, and MedImmune will be responsible for all costs of development and commercialization. In that case, the Company will be entitled to milestone payments and substantial royalties on any sales in the United States. The Company is also entitled to milestone payments and substantial royalties on any product sales in the rest of the world.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

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

        The Genomics Agreement had an initial term of five years with a right exercisable by Genmab to extend the term for an additional two years. The initial term of the agreement expired in August 2005 and was not extended. For each year of the agreement, the Company received $2.0 million per year from Genmab. At Genmab's option, these amounts were paid in either cash or capital stock. During the years ended December 31, 2007, 2006 and 2005, the Company recognized $0, $0 and $1.3 million, respectively, of revenue from this agreement.

        As of January 1, 2005, the Company owned approximately 24.7% of the outstanding stock of Genmab. During the first quarter of 2005, the remaining basis of the Company's investment in Genmab was reduced to zero and accordingly, recognition of the Company's share of Genmab's net losses for the remainder of the first quarter of 2005, the second quarter of 2005 and a portion of the third quarter of 2005 was suspended.

        In August 2005, Genmab sold approximately 2.5 million shares of its stock to a corporate partner in connection with a global development and commercialization agreement. As a result of this sale of stock, the Company's ownership percentage in Genmab was reduced to approximately 22.2%. The difference between the Company's proportionate share of the equity and its carrying value after completion of Genmab's sale of stock to the corporate partner was approximately $8.0 million and was also accounted for in accordance with APB Opinion No.18, The Equity Method of Accounting for Investment in Common Stock, and Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary. This transaction is reflected as an increase to capital in excess of par value in the Company's consolidated financial statements as of and for the year ended December 31, 2005.

        As a result of the increase in carrying value of the Company's investment in Genmab of approximately $8.0 million in August 2005 and in accordance with EITF 02-18, Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition, the Company was required to resume the recognition of its share of Genmab's net losses in the third quarter of 2005. During the three month period ended March 31, 2006, the Company's investment in Genmab was adjusted to reflect its share (22.2%) of Genmab's net loss ($1.0 million) prior to Genmab's February 1, 2006 private placement.

        On February 1, 2006, Genmab completed the private placement of 5.75 million shares of its stock. As a result of this private placement, the Company's ownership percentage of Genmab was reduced to approximately 18.9%. As a result of a decrease in the Company's ownership below 20%, on February 1, 2006 the Company began accounting for its investment in Genmab as a marketable security in accordance with SFAS No. 115.

        In addition, the Company recorded a non-cash gain on loss of significant influence in Genmab for the year ended December 31, 2006 of $3.2 million in accordance with FASB Staff Position APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

10. Transactions with Genmab (Continued)

Significant Influence (FSP APB 18-1). As a result of Genmab's private placement of 5.75 million shares of its stock in February 2006 and the corresponding reduction of the Company's ownership percentage below 20%, the Company's net foreign translation gains of approximately $5.4 million associated with its investment in Genmab and reflected in accumulated other comprehensive income as December 31, 2005 was first offset against the remaining carrying value of its investment in Genmab ($2.2 million) reducing the Company's investment in Genmab to zero with the remaining balance ($3.2 million) recorded as a non-cash gain in the consolidated statement of operations for the year ended December 31, 2006.

        In February 2007, the Company completed the sale of 2,578,500 shares of Genmab through a block trade. The Company received net proceeds of approximately $152.1 million from this sale resulting in a realized gain of approximately $152.1 million as the Company's cost basis for these shares was zero. As a result of this transaction, the Company's ownership in Genmab was reduced to approximately 10.8%.

        As of December 31, 2007, the market value of the Company's investment in Genmab was approximately $291.2 million.

11. Commitments and contingencies

        The Company is obligated under non-cancelable operating leases for laboratory, production and office space in New Jersey and California. These leases expire on various dates between September 2008 and February 2013. The Company is also obligated under certain research and license agreements. A summary of the Company's commitments as of December 31, 2007 is as follows:

	2008	2009	2010	2011	2012	2013
Operating leases and other	$3,911	$3,450	$2,771	$2,504	$551	$139
Research funding	41,181	408	383	133	133	133

Total	$45,092	$3,858	$3,154	$2,637	$684	$272

        The Company incurred rent expense of $4.2 million in 2007, $4.1 million in 2006 and $4.0 million in 2005.

        The Company has secured a bank letter of credit pursuant to the requirements of its Annandale, New Jersey lease. This letter of credit in the amount of $1.3 million is fully cash collateralized and the cash is categorized as segregated securities in the consolidated balance sheets.

Contingencies

  Kirin Collaboration

        In 2002, the Company entered into a collaboration and license agreement with Kirin Brewery Co., Ltd. ("Kirin") which cross-licenses certain of the Company and Kirin's technologies for the development and commercialization of human antibody products. The collaboration and license agreement supersedes a previous binding letter of intent. Pursuant to the letter of intent, the Company and Kirin developed the KM-Mouse®, a unique crossbred mouse which combines the traits of the

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

11. Commitments and contingencies (Continued)

Company's HuMAb-Mouse® with Kirin's TC Mouse™. Under the collaboration and license agreement, the Company and Kirin exchanged cross-licenses with respect to the KM-Mouse and other antibody-generating mice. In addition, each of the cross-licenses granted under the collaboration and license agreement are subject to certain license, milestone and royalty payments by each party to the other.

        Through December 31, 2007, the Company has not made any milestone payments to Kirin. However, approximately $2.8 million has been paid to Kirin as of December 31, 2007 representing a payment due Kirin as a result of the Company's collaboration with Pfizer. Based on products the Company is developing, which use or the Company believes may use Kirin technology and that (i) are currently in clinical trials, or (ii) the Company anticipates may enter clinical trials through the end of 2009, the Company may be required to make milestone payments to Kirin aggregating up to approximately $8.5 million with respect to such products. The Company's future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

  Other Contingent Arrangements

        The Company has entered into a number of other agreements that contain in-licenses of third-party technology (in addition to Kirin) which may be used together with the Company's own platform technologies for the generation, development and/or manufacture of its antibody products. In addition, the Company has entered into other third-party agreements that contain in-licenses associated with antibody products that target specific antigens. Many of these agreements contain milestones payments that are due with respect to products using/targeting the licensed technology/antigen only if and when

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

11. Commitments and contingencies (Continued)

certain specified pre-commercialization events occur. Not all of the Company's products currently under development trigger such milestone payments. Through December 31, 2007, the Company has made milestone payments under these agreements of approximately $1.7 million. In addition, under the agreements the Company currently has in place (other than with Kirin), based on a total of 11 products the Company is developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which the Company anticipates may enter clinical trials before the end of 2009, the Company may be obligated to make future milestone payments aggregating up to approximately $63.9 million with respect to such products. In general, potential milestone payments for antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these milestone payments per product include:

  •
  submission of IND(s) or foreign equivalents;

  •
  commencement of Phase 1, Phase 2 and/or Phase 3 clinical trials or foreign equivalents;

  •
  submission of BLA(s) or foreign equivalents; and

  •
  receipt of marketing approval(s) to sell products in a particular country or region.

        In addition, the licenses above may trigger royalty payments in connection with the commercialization of certain of the Company's products. Whether the Company will be obligated to make milestone or royalty payments in the future is subject to the success of its product development efforts and, accordingly, is inherently uncertain.

  Stock Option Grant Practices

        In conjunction with the review of the Company's stock option grant practices, the Company has also evaluated the related tax issues to determine if the Company may be subject to additional tax liability as a result of the matters under review. In addition, due to revision of measurement dates, certain stock options that were previously treated as incentive stock options may not actually qualify for such treatment and may be treated as non-statutory stock options. Accordingly, the Company may be subject to fines and/or penalties relating to the tax treatment of such stock options. While the Company believes that its accrual for additional tax liabilities associated with the matters under review is appropriate under the circumstances, it is possible that additional liabilities exist and the amount of such additional liabilities could be material.

        The SEC is conducting an informal inquiry into the Company's historical stock option granting practices and related accounting and disclosures. In addition, the United States Attorney's Office for the District of New Jersey is conducting a grand jury investigation relating to the same matters. At the conclusion of the SEC's informal inquiry and the U.S. Attorney's Office investigation, the Company could be subject to criminal or civil charges and fines or penalties or other contingent liabilities, however, no outcome is determinable at this time.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

11. Commitments and contingencies (Continued)

  Derivative Shareholder Lawsuits

        In June 2006, two derivative actions relating to the Company's historical stock option granting practices were filed in New Jersey state court by shareholders purporting to act on behalf of Medarex, naming Medarex as a nominal defendant and certain current and former directors as defendants. The state actions were consolidated in August 2006, and an amended complaint was filed in October 2007. In November 2006 and January 2007, three additional derivative complaints were filed in the United States District Court for the District of New Jersey, containing nearly identical factual allegations concerning Medarex's historical stock option granting practices. The fiscal actions were consolidated in April 2007, and an amended consolidated complaint was filed in June 2007. The complaints allege, among other things, that certain of Medarex's officers and directors breached their fiduciary duties to the Company and violated federal securities laws in connection with public statements made in SEC filings relating to the Company's historical stock option granting practices and related accounting. The complaints seek unspecified damages and equitable relief. We could be required to pay significant damages in connection with this litigation.

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

        Revenue from partners representing 10% or more of total revenues for the years ended December 31, 2007, 2006 and 2005 is as follows:

Partners	2007	2006	2005
BMS	36%	37%	34%
Pfizer	19%	21%	18%
Centocor	14%	—	8%

13. Celldex Therapeutics, Inc.

        In March 2004, the Company assigned or licensed to Celldex certain intellectual property related to the Company's vaccine technology, including the rights to CDX-1307 (previously known as MDX-1307), one of the Company's product candidates for the treatment of cancer, as well as the Investigational New Drug Application ("IND"), associated with this product candidate which became effective in February 2004.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

13. Celldex Therapeutics, Inc. (Continued)

        To complement its technology and its internal clinical pipeline, in October 2005, Celldex completed the acquisition of all of the issued and outstanding shares of capital stock of Lorantis Limited ("Lorantis"), a privately held biotechnology company based in Cambridge, U.K. and substantially all of the assets of Alteris Therapeutics, Inc. ("Alteris"), a privately held biotechnology company based in Philadelphia, PA.

        The purchase price of Lorantis consisted of 6.8 million shares of Celldex Class A common stock (valued at $34.0 million).

        The purchase price for substantially all of the Alteris assets consisted of 1.2 million shares of Celldex common stock (valued at $6.0 million) and approximately $1.6 million in cash. Celldex may be required to pay Alteris up to $5.0 million upon obtaining the first approval for commercial sale of an EGFRvIII product. As a result of the Lorantis stock acquisition and the Alteris asset acquisition, the Company's ownership percentage of Celldex was reduced from 100% to approximately 60%.

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

        The value of the acquired in-process research and development was determined by estimating the related probability-adjusted net cash flows, which were then discounted to a present value using a rate of 27.5%. The discount rate was based upon Celldex's weighted average cost of capital taking into account the risk associated with the technologies acquired. The projected cash flows for such projects were based on estimated revenues and operating profits related to such projects considering the development of each of the technologies acquired, the time and resources needed to develop the technologies, the estimated life of each potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a drug compound and obtaining FDA and other regulatory approvals.

        The results of operations for the Lorantis acquisition and the Alteris asset acquisition are included in the consolidated statement of operations from October 12, 2005.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

13. Celldex Therapeutics, Inc. (Continued)

        The unaudited pro-forma results of operations for the year ended December 31, 2005, assuming the acquisition of Lorantis and the Alteris asset acquisition took place on January 1, 2005, are as follows:

Year Ended December 31 2005
Total revenue	$51,593
Net loss	(147,628)
Basic and diluted net loss per share	$(1.34)

The pro-forma information does not include the write-off of in-process technology of $8.4 million which is not expected to recur in the future. The pro-forma unaudited financial results are not necessarily indicative of the results of operations that would have occurred had the Lorantis acquisition and the Alteris asset acquisition taken place at the beginning of the period presented nor are they intended to be indicative of results that may occur in the future.

        During October 2007, the minority interest in the equity of Celldex was reduced to zero and accordingly, the Company (as the majority shareholder) was required to record 100% of Celldex's losses for the final three months of 2007.

        In October 2007, AVANT Immunotherapeutics, Inc. and Celldex announced the signing of a definitive merger agreement. The all-stock transaction, approved by both companies' Boards of Directors, will combine the two companies under the name AVANT, and is currently expected to close in the first quarter of 2008. Closing of the merger is contingent upon a vote of approval by AVANT's current shareholders at a special meeting of shareholders expected to take place on March 6, 2008. Upon successful completion of the merger, Celldex and AVANT shareholders will own 58% and 42% of the combined company on a fully diluted basis, respectively. It is expected that Medarex will own approximately 35% of the combined entity, which will be publicly traded, upon successful completion of the merger.

14. Acquisition of Ability Biomedical Corporation

        In August, 2004, the Company completed the acquisition of all of the outstanding capital stock not already owned by the Company of Ability Biomedical Corporation, a privately held Canadian biotechnology company ("Ability Biomedical"). Pursuant to such acquisition, the Company acquired Ability Biomedical's intellectual property related to IP-10, a protein believed to be associated with a variety of immune disorders, including multiple sclerosis, rheumatoid arthritis, inflammatory bowel disease, chronic obstructive pulmonary disease and type I diabetes.

        In August 2007, the Company agreed to pay the former shareholders of Ability Biomedical $6.9 million, representing the final payment due under the original share purchase agreement.            A payment of $1.9 million was made to the former shareholders of Ability Biomedical in August 2007 and a final payment of $5.0 million was made on November 30, 2007.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

14. Acquisition of Ability Biomedical Corporation (Continued)

        The $6.9 million has been classified as in-process technology and was immediately written-off and included in the results of operations for the year ended December 31, 2007 since it was determined not to be technologically feasible and the technology had no alternative future use.

15. Employee Benefit Plan

        The Company maintains a 401(k) savings plan. Employees may contribute up to 50% of their annual salaries up to a maximum dollar value permitted by the Internal Revenue Service. The Company may make matching contributions of up to 4% of a participant's annual salary. During 2007, 2006 and 2005, the Company made contributions to the plan totaling $1.0 million, $1.0 million and $0.7 million, respectively.

16. Subsequent Events

        On February 1, 2008, the Company completed the sale of 2,500,000 shares of Genmab through a block trade. The Company received net proceeds of approximately $151.8 million from such block trade. As a result of this transaction, the Company's ownership percentage in Genmab was reduced to approximately 5.1%.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

17. Quarterly Financial Information—Unaudited

        The following tables set forth a summary of the Company's consolidated statements of operations for each of the quarterly periods in the years ended December 31, 2007 and 2006:

	2007
	March 31,	June 30,	September 30,	December 31,
Revenues:
Contract and license revenues	$5,914	$6,382	$6,758	$14,769
Sales, contract and license revenues from Genmab	1,084	418	215	366
Reimbursement of development costs	4,541	4,995	5,454	5,362

Total revenues	11,539	11,795	12,427	20,497
Costs and expenses:
Research and development	47,022	45,273	49,165	56,857
General and administrative	11,302	10,569	13,149	11,905
Acquisition of in-process technology	—	—	6,900	—

Total costs and expenses	58,324	55,842	69,214	68,762

Operating loss	(46,785)	(44,047)	(56,787)	(48,265)
Interest and dividend income	4,799	5,485	5,176	4,830
Gain on sale of Genmab stock	152,143	—	—	—
Impairment loss on investments in partners	—	(2,141)	—	—
Interest expense	(1,541)	(1,540)	(1,541)	(1,540)
Minority interest—Celldex	1,651	1,289	1,602	157

Income (loss) before provision for income taxes	110,267	(40,954)	(51,550)	(44,818)
Provision for income taxes	2	—	5	5

Net income (loss)	$110,265	$(40,954)	$(51,555)	$(44,823)

Net income (loss) per share:
—basic	$0.88	$(0.32)	$(0.41)	$(0.35)

—diluted	$0.80	$(0.32)	$(0.41)	$(0.35)

Weighted average common shares outstanding
—basic	124,690	126,430	127,125	127,409
—diluted	140,144	126,430	127,125	127,409

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, unless otherwise indicated, except share data)

17. Quarterly Financial Information—Unaudited (Continued)

        Basic and diluted net loss per share are computed independently for each of the quarters presented. Therefore, the sum of basic and diluted net loss per share information may not equal annual basic and diluted net loss per share.

	2006
	March 31,	June 30,	September 30,	December 31,
Revenues:
Contract and license revenues	$8,230	$5,785	$6,347	$6,374
Sales, contract and license revenues from Genmab	392	391	375	395
Reimbursement of development costs	4,455	5,631	5,714	4,557

Total revenues	13,077	11,807	12,436	11,326
Costs and expenses:
Research and development	45,939	48,036	48,350	52,187
General and administrative	9,518	10,158	15,451	16,801

Total costs and expenses	55,457	58,194	63,801	68,988

Operating loss	(42,380)	(46,387)	(51,365)	(57,662)
Equity in net loss of affiliate	(1,037)	—	—	—
Interest and dividend income	3,251	4,585	4,841	4,675
Impairment loss on investments in partners	—	—	—	(5,170)
Interest expense	(1,055)	(1,056)	(1,055)	(1,543)
Minority interest—Celldex	1,607	1,499	1,675	2,110
Non-cash gain on loss of significant influence in Genmab	3,202	—	—	—

Loss before provision for income taxes	(36,412)	(41,359)	(45,904)	(57,590)
Provision for income taxes	222	62	37	115

Net loss	$(36,634)	$(41,421)	$(45,941)	$(57,705)

Basic and diluted net loss per share	$(0.33)	$(0.34)	$(0.37)	$(0.46)

Weighted average common shares outstanding
—basic and diluted	112,213	122,187	124,555	124,593

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

        Management's Annual Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Medarex; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

        Our independent registered public accounting firm have issued an attestation report on the effectiveness of our internal control over financial reporting as stated in their report which follows.

        Changes in Internal Controls Over Financial Reporting: Such evaluation did not identify any significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Medarex, Inc.

        We have audited Medarex's internal control over financial reporting as of December 31, 2007, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting in Item 9A based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medarex, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Medarex, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medarex, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 25, 2008 expresses an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 25, 2008

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant

        The information required by this Item will be reported in our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders which we expect to file with the SEC within 120 days after the end of the fiscal year ended December 31, 2007, or the 2008 Proxy Statement, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item will be reported in the 2008 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

        The information required by this Item will be reported in the 2008 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item will be reported in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be reported in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

Item Number
(a).1.(a)	Consolidated Financial Statements—Medarex, Inc.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2007 and 2006.
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.
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
(a).3.	Exhibits.
2.1(1)	Certificate of Merger, dated June 15, 1989, including Plan of Merger.
2.3(28)	Amended and Restated Agreement and Plan of Reorganization among the Registrant, Medarex Acquisition Corp. and GenPharm International, Inc., dated as of May 5, 1997, together with Exhibits thereto.
3.1(56)	Restated Certificate of Incorporation of the Registrant.
3.2(64)	Amended and Restated By-laws of the Registrant.
4.1(1)	Form of Specimen of Common Stock Certificate.
4.2(74)	Form of Rights Agreement (including Form of Rights Certificate).
4.3	Amendment to Rights Agreement, dated November 6, 2007 between Registrant and Continental Stock Transfer & Trust Company.
4.4(75)	Indenture dated as of May 3, 2004 between Registrant and Wilmington Trust Company, as trustee.
4.5(3)	First Supplemental Indenture dated October 4, 2006 among Registrant and Wilmington Trust Company as trustee.
10.30(90)†	Employment Agreement between the Registrant and Dr. Nils Lonberg, dated October 5, 2007.
10.31(77)†	Employment Agreement between the Registrant and W. Bradford Middlekauff, dated January 5, 2004.
10.32(91)†	Employment Agreement between the Registrant and Dr. Geoffrey M. Nichol, dated October 5, 2007.
10.33†	Employment Agreement between the Registrant and Ursula B. Bartels, dated October 16, 2007.
10.34(89)†	Employment Agreement between the Registrant and Christian S. Schade, dated October 5, 2007.
10.52(10)	Lease of Registrant's Laboratory Facility (Annandale, New Jersey).
10.53(11)	Amendment to Lease of Registrant's Laboratory Facility (Annandale, New Jersey).
10.61(9)†	1995 Stock Option Plan.

10.73(23)**	Release and Settlement Agreement, dated March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan Tobacco, Inc. and GenPharm International, Inc.
10.74(24)**	Cross License Agreement, effective as of March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan Tobacco, Inc. and GenPharm International, Inc.
10.75(25)**	Interference Settlement Procedure Agreement, effective as of March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan Tobacco, Inc. and GenPharm International, Inc.
10.87(39)	Agreement of Lease dated July 7, 1999, between McCarthy Associates Limited and the Registrant.
10.88	First through Fifth Amendment of Lease between McCarthy Associates Limited and the Registrant.
10.89(40)†	Medarex, Inc. 1997 Stock Option Plan.
10.90(41)†	Medarex, Inc. 1999 Stock Option Plan.
10.104(57)†	Medarex, Inc. 2000 Stock Option Plan.
10.105(58)†	Medarex, Inc. 2000 Non-Director/Officer Employee Stock Option Plan.
10.106(59)†	Medarex, Inc. 2001 Non-Director/Officer Employee Stock Option Plan.
10.107(60)†	Medarex, Inc. 2001 Stock Option Plan.
10.108(61)†	Medarex, Inc. 2002 Employee Stock Purchase Plan.
10.109(62)†	Medarex, Inc. 2002 New Employee Stock Option Plan.
10.110a(65)†	Medarex, Inc. 2004 New Employee Stock Option Plan.
10.110b(63)**	Collaboration and License Agreement, dated September 4, 2002, between the Registrant, GenPharm International, Inc. and Kirin Brewery Co., Ltd.
10.111(79)†	Medarex, Inc. 2004 Restricted Stock Unit Award and Deferred Compensation Program, as amended.
10.112(80)†	Medarex, Inc. Second 2004 Restricted Stock Unit Award and Deferred Compensation Program, as amended.
10.113(66)**	License Agreement dated September 15, 2004, between the Registrant and Pfizer, Inc.
10.114(67)**	Cross-License Agreement dated September 15, 2004 between the Registrant and Pfizer, Inc.
10.115(68)**	License and Royalty Agreement dated April 4, 2003, between the Registrant and Pfizer, Inc.
10.116(69)**	Collaborative Research Agreement dated April 4, 2003 between the Registrant and Pfizer, Inc.
10.117(70)**	Amendment No. 1 dated September 15, 2004 between the Registrant and Pfizer, Inc.
10.119(72)**	Collaboration and Co-Promotion Agreement dated November 7, 2004, between the Registrant and Bristol-Myers Squibb Company.
10.121(78)†	Medarex, Inc. 2005 Equity Incentive Plan, as amended.
10.122(81)†	Letter Agreement between Registrant and Donald L. Drakeman dated November 5, 2006.
10.123(82)†	Agreement between Registrant and Irwin Lerner dated December 20, 2006.
10.124(83)†	Agreement between Registrant and Christian S. Schade dated December 20, 2006.
10.125(84)†	Agreement between Registrant and W. Bradford Middlekauff dated December 20, 2006.
10.126(85)†	Agreement between Registrant and Nils Lonberg dated December 20, 2006.
10.127(86)†	Agreement between Registrant and Ronald A. Pepin dated December 20, 2006.
10.128(87)†	Agreement between Registrant and Charles Schaller dated December 20, 2006.

10.129(88)†	Agreement between Registrant and Julius A. Vida dated December 20, 2006.
10.130(92)†	Letter Agreement between Howard H. Pien and Medarex dated May 16, 2007.
10.131†	Restricted Stock Agreement between the Registrant and Ursula Bartels, dated October 31, 2007.
10.132(93)†	Medarex, Inc. 2008 Deferred Compensation Program.
10.133(94)†	Amendment No. 1 to Employment Agreement between the Registrant and Christian S. Schade, Senior Vice President and Chief Financial Officer.
10.134(95)†	Amendment No. 1 to Employment Agreement between the Registrant and Dr. Nils Lonberg, Senior Vice President and Scientific Director.
10.135(96)†	Amendment No. 1 to Employment Agreement between the Registrant and Dr. Geoffrey M. Nichol, Senior Vice President, Product Development.
10.136(97)†	Placing Agreement between GenPharm International, Inc. and Goldman Sachs International, dated January 28, 2008.
10.137(98)	Placing Agreement between GenPharm International, Inc. and Goldman Sachs International, dated February 16, 2007.
10.138(99)‡	Amendment to Cross-License Agreement dated April 25, 2007, between the Registrant and Pfizer Inc.
10.139(100)‡	Amendment No. 1 to Collaboration and Co-Promotion Agreement dated April 25, 2007, between the Registrant and Bristol-Myers Squibb Company.
10.140(101)	Orphan Drug Exclusivity Waiver Agreement dated April 25, 2007, between the Registrant, Bristol Myers-Squibb Company and Pfizer Inc.
10.141(102)†	Form of Incentive Stock Option Agreement for 2005 Equity Incentive Plan, as amended.
10.142(103)†	Form of Nonqualified Stock Option Agreement for 2005 Equity Incentive Plan, as amended.
10.143(104)†	Form of Non-Employee Director Nonqualified Stock Option Agreement for 2005 Equity Incentive Plan, as amended.
10.144(105)†	Restricted Stock Agreement dated as of June 29, 2007 between the Registrant and Howard H. Pien.
10.145(106)†	Stock Option Agreement dated as of June 29, 2007 between the Registrant and Howard H. Pien.
10.146(107)†	Restricted Stock Agreement dated August 31, 2007 between the Registrant and Christian S. Schade.
10.147†	Letter Agreement between Registrant and W. Bradford Middlekauff dated October 12, 2007.
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
24	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-39956) filed on April 12, 1991.

(3)
Incorporated by referenced to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K filed on October 5, 2006.

(9)
Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K filed on February 23, 1996.

(10)
Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q filed on May 17, 1993.

(11)
Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1993.

(23)
Incorporated by reference to Exhibit Number 10.44 to Cell Genesys, Inc.'s Annual Report on Form 10-K/A filed on April 30, 1997.

(24)
Incorporated by reference to Exhibit Number 10.45 to Cell Genesys, Inc.'s Annual Report on Form 10-K/A filed on April 30, 1997.

(25)
Incorporated by reference to Exhibit Number 10.46 to Cell Genesys, Inc.'s Annual Report on Form 10-K/A filed on April 30, 1997.

(28)
Incorporated by reference to Exhibit Number 2.1 to the Registrant's Current Report on Form 8-K filed on June 17, 1997.

(39)
Incorporated by reference to Exhibit Number 10.83 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1999.

(40)
Incorporated by reference to Exhibit Number 10.84 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1999.

(41)
Incorporated by reference to Exhibit Number 10.85 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1999.

(56)
Incorporated by reference to Exhibit Number 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2003.

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

(59)
Incorporated by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-8 (File Number 333-55224) filed on February 8, 2001.

(60)
Incorporated by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-8 (File Number 333-72154) filed on October 24, 2001.

(61)
Incorporated by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-8 (File Number 333-91394) filed on June 28, 2002.

(62)
Incorporated by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-8 (File Number 333-101698) filed on December 6, 2002.

(63)
Incorporated by reference to Exhibit No. 10.1 to Registrant's Current Report on Form 8-K filed on September 18, 2002.

(64)
Incorporated by reference to Exhibit No. 3.2 to Registrant's Current Report on Form 8-K filed on October 31, 2007.

(65)
Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-8 (File Number 333-121387) filed on December 17, 2004.

(66)
Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on November 8, 2004.

(67)
Incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on November 8, 2004.

(68)
Incorporated by reference to Exhibit 99.5 to Registrant's Current Report on Form 8-K filed on November 8, 2004.

(69)
Incorporated by reference to Exhibit 99.6 to Registrant's Current Report on Form 8-K filed on November 8, 2004.

(70)
Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on November 8, 2004.

(72)
Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on January 24, 2005.

(74)
Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on May 25, 2001.

(75)
Incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K filed on May 4, 2004.

(77)
Incorporated by reference to the identically numbered exhibit to Registrant's Annual Report on Form 10-K filed on March 16, 2005.

(78)
Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on January 20, 2006.

(79)
Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on January 20, 2006.

(80)
Incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on January 20, 2006.

(81)
Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on November 6, 2006.

(82)
Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on December 28, 2006.

(83)
Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on December 28, 2006.

(84)
Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on December 28, 2006.

(85)
Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on December 28, 2006.

(86)
Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on December 28, 2006.

(87)
Incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K filed on December 28, 2006.

(88)
Incorporated by reference to Exhibit 10.7 to Registrant's Current Report on Form 8-K filed on December 28, 2006.

(89)
Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on October 12, 2007.

(90)
Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on October 12, 2007.

(91)
Incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on October 12, 2007.

(92)
Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 16, 2007.

(93)
Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on December 18, 2007.

(94)
Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on January 24, 2008.

(95)
Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on January 24, 2008.

(96)
Incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on January 24, 2008.

(97)
Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 1, 2008.

(98)
Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 22, 2007.

(99)
Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on August 6, 2007.

(100)
Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on August 6, 2007.

(101)
Incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed on August 6, 2007.

(102)
Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed May 22, 2007.

(103)
Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed May 22, 2007.

(104)
Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed May 22, 2007.

(105)
Incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q filed on August 6, 2007.

(106)
Incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q filed on August 6, 2007.

(107)
Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on November 2, 2007.

*
This certification accompanies this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. A signed original of this certification has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

**
Confidential treatment has been granted with respect to specified portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

†
Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

‡
Confidential treatment requested. The redacted portions have been filed separately with the SEC as required by Rule 406 of Regulation C.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2008.

MEDAREX, INC.
By:	/s/ HOWARD H. PIEN Howard H. Pien President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard H. Pien, President and Chief Executive Officer, and Christian S. Schade, Senior Vice President and Chief Financial Officer, and each of them, his true and lawful attorneys-in-fact and agents, with the full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Principal Executive Officer and Director:

President and Chief Executive Officer	/s/ HOWARD H. PIEN Howard H. Pien	Date: February 26, 2008
Principal Financial and Accounting Officer Senior Vice President and Chief Financial Officer	/s/ CHRISTIAN S. SCHADE Christian S. Schade	Date: February 26, 2008

Directors:	/s/ IRWIN LERNER Irwin Lerner Chairman of the Board	Date: February 23, 2008
	/s/ PATRICIA M. DANZON Patricia M. Danzon	Date: February 25, 2008
	/s/ ROBERT C. DINERSTEIN Robert C. Dinerstein	Date: February 22, 2008
	/s/ ABHIJEET J. LELE Abhijeet J. Lele	Date: February 25, 2008
	/s/ MARC RUBIN Marc Rubin	Date: February 26, 2008
	/s/ RONALD J. SALDARINI Ronald J. Saldarini	Date: February 23, 2008
	/s/ CHARLES R. SCHALLER Charles R. Schaller	Date: February 25, 2008
	/s/ JULIUS A. VIDA Julius A. Vida	Date: February 22, 2008

QuickLinks

MEDAREX, INC. TABLE OF CONTENTS FORM 10-K
PART I
  Item 1. Business
  Item 1A. Risk Factors
Forward Looking Information
Risks Related to Our Business and Industry
Risks Related to Intellectual Property
Risks Related to Our Common Stock
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risks
  Item 8. Consolidated Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
MEDAREX, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
MEDAREX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
MEDAREX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Dollars in thousands)
MEDAREX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
MEDAREX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2007, 2006 and 2005 (Dollars in thousands, unless otherwise indicated, except share data)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY