Form 10-Q
period 2008-03-31
MEDAREX INC
filed 2008-05-12
CIK 874255

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check ☒ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2008
Common Stock, $.01 par value	127,623,252

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$153,297	$37,335
Marketable securities	311,180	311,437
Marketable securities – Genmab	—	152,000
Prepaid expenses and other current assets	15,818	29,013
Total current assets	480,295	529,785

Property, buildings and equipment:
Land	6,780	6,780
Buildings and leasehold improvements	85,521	87,217
Machinery and equipment	67,911	68,729
Furniture and fixtures	4,903	5,122
	165,115	167,848
Less accumulated depreciation and amortization	(89,149)	(87,923)
	75,966	79,925

Marketable securities – Genmab	115,587	139,165
Investment in AVANT	9,381	—
Investments in, and advances to, other partners	6,040	6,040
Segregated securities	1,300	1,530
Other assets	2,206	3,415
Total assets	$690,775	$759,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,130	$7,579
Accrued liabilities	30,184	47,194
Deferred contract revenue - current	27,005	26,872
Total current liabilities	64,319	81,645

Deferred contract revenue - long-term	82,151	85,103
Other long-term liabilities	4,019	4,351
2.25% Convertible senior notes due May 15, 2011	143,986	143,505

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 127,574,311 shares issued and 127,540,471 shares outstanding at March 31, 2008 and 127,453,308 shares issued and 127,419,468 shares outstanding at December 31, 2007	1,276	1,275
Capital in excess of par value	1,166,202	1,145,453
Treasury stock, at cost 33,840 shares in 2008 and 2007	(85)	(85)
Accumulated other comprehensive income	116,316	289,334
Accumulated deficit	(887,409)	(990,721)
Total shareholders’ equity	396,300	445,256
Total liabilities and shareholders’ equity	$690,775	$759,860

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Contract and license revenues	$7,110	$5,914
Contract and license revenues from Genmab	874	1,084
Reimbursement of development costs	4,019	4,541
Total revenues	12,003	11,539

Costs and expenses:
Research and development	49,292	47,022
General and administrative	12,409	11,302
Total costs and expenses	61,701	58,324
Operating loss	(49,698)	(46,785)

Equity in net loss of affiliate	(1,785)	—
Interest and dividend income	4,528	4,799
Gain on sale of Genmab stock	151,834	152,143
Interest expense	(1,544)	(1,541)
Minority interest - Celldex	—	1,651
Income before provision for income taxes	103,335	110,267
Provision for income taxes	23	2
Net income	$103,312	$110,265

Basic and diluted net income per share:
basic	$0.81	$0.88
diluted	$0.76	$0.80

Weighted average number of common shares outstanding:
basic	127,643	124,690
diluted	138,580	140,144

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$103,312	$110,265
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,434	3,626
Amortization	726	592
Amortization of net bond premium/discount	(740)	—
Stock based compensation and vesting of restricted stock units	5,113	3,952
Equity in net loss of AVANT	1,785	—
Gain on sale of Genmab stock	(151,834)	(152,143)
Minority interest - Celldex	—	(1,651)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	9,292	(881)
Trade accounts payable	684	(2,530)
Accrued liabilities	(15,430)	(217)
Deferred contract revenue	(1,711)	(182)
Net cash used in operating activities	(45,369)	(39,169)

Investing activities:
Purchase of property and equipment	(1,278)	(1,923)
Proceeds from sale of Genmab stock	151,834	152,143
Decrease in segregated cash	49	—
Purchase of marketable securities	(35,872)	(115,053)
Sales and maturities of marketable securities	42,000	37,534
Net cash provided by (used in) investing activities	156,733	72,701

Financing activities:
Cash received from sales of securities and exercise of stock options, net	1,046	3,578
Principal payments under capital lease obligations	(12)	(7)
Net cash provided by financing activities	1,034	3,571
Effect of exchange rate differences on cash and cash equivalents	(20)	(13)
Effect of change in accounting from consolidation to equity method	3,584	—
Net increase (decrease) in cash and cash equivalents	115,962	37,090
Cash and cash equivalents at beginning of period	37,335	34,511
Cash and cash equivalents at end of period	$153,297	$71,601

Non-cash investing and financing activities:
Unrealized gain (loss) on investment in Genmab	$—	$—

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$—	$22
Interest	$—	$—

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

1.                             Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Medarex, Inc. and its subsidiaries (collectively, the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods ended March 31, 2008 and 2007.

The Company’s financial statements consolidate all of its subsidiaries, including those that it controls and those in which it holds a majority voting interest.  Medarex currently owns approximately 35.6% of the outstanding common stock of AVANT Immunotherapeutics, Inc. (“AVANT”) as a result of the merger of AVANT with Celldex Therapeutics, Inc. (“Celldex”).  Prior to this merger, Medarex owned approximately 60% of the outstanding common stock of Celldex (see Note 2).

The Company accounts for its investment in Genmab A/S (“Genmab”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (see Note 4).

The unaudited consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.  The unaudited consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto, which are contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, or SEC.

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances.  The amounts of assets and liabilities reported in the Company’s consolidated balance sheets and the amounts of revenues and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, stock-based compensation, income taxes, loss contingencies and accounting for research and development costs. Actual results could differ from those estimates.

Net Income (Loss) per Share

Basic and diluted net income (loss) per share are computed in accordance with SFAS No. 128, Earnings

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

per Share. Basic net income per share is based upon the number of weighted average shares of common stock outstanding. Diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock during the three month period ended March 31, 2007, which are included under the treasury stock method, as well as the assumed conversion of convertible senior notes.  Stock options have been excluded from the computation of diluted net income per share for the three month period ended March 31, 2008 as their effect is antidilutive. A summary of such potentially dilutive securities is as follows:

The following table sets forth the computation of basic and diluted income per share for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Income (Numerator):
Net income for basic and diluted income per share	$103,312	$110,265
Adjustment for interest expense on convertible notes	1,491	1,491
Income for diluted income per share	$104,803	$111,756

Shares (Denominator):
Weighted average shares for basic income per share	127,642,821	124,690,194
Effect of dilutive securities (stock options)	—	4,516,670
Effect of convertible notes, after assumed conversion	10,936,935	10,936,935
Weighted average shares for diluted income per share	138,579,756	140,143,799

Basic net income per share	$0.81	$0.88
Diluted net income per share	$0.76	$0.80

Potential shares of common stock that would be issued if all outstanding stock options were exercised (19,389,418 shares), without regard to whether the outstanding stock options were “in the money” are not included in the computation of diluted net income per share for the three months ended March 31, 2008 because to do so would be antidilutive.

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

The Company recorded no impairment charges related to investments in partners whose securities are publicly traded for the three month periods ended March 31, 2008 and 2007.  The Company recorded no impairment charges related to investments in partners whose securities are privately held for the three month periods ended March 31, 2008 and 2007.  If the Company deems any of its investments to be impaired at the end of any future period, it may incur impairment charges on these investments.

Estimated Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (Statement No. 157).  Statement No. 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value instruments.  In accordance with SFAS No. 157, the Company has categorized its financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.  The Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

•                  Level 1 – Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

•                  Level 2 – Financial assets whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•                  Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.  The Company does not currently have any Level 3 financial assets.

	Level 1	Level 2	Total
Money Market Funds	$156,115	$—	$156,115
U.S. Treasury Obligations	90,574	—	90,574
U.S. Corporate Debt Securities	—	161,060	161,060
Mortgage-Backed Securities	—	47,323	47,323
Equity Securities	6,501	—	6,501
Equity Securities - Genmab	115,587	—	115,587
Total	$368,777	$208,383	$577,160

Revenue Recognition

The Company receives payments from customers and partners from the sale of antibodies, for licenses to its proprietary technology for product development, for services and from the achievement of product development milestones. These payments are generally non-refundable and are reported as deferred revenue until they are recognizable as revenue. The Company follows the following principles in recognizing revenue:

•                          Fees received from the licensing of the Company’s proprietary technologies for research and development performed by its customers and partners are recognized generally on a straight line basis over the term of the respective license period beginning after both the license period has begun and the technology has been delivered.

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

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48) to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard.  The Company adopted FIN 48 as of January 1, 2007, as required and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations.  The Company did not recognize interest or penalties related to income tax during the three month periods ended March 31, 2008 and 2007 and did not accrue for interest or penalties as of March 31, 2008 or December 31, 2007.  The Company does not have an accrual for uncertain tax positions as of March 31, 2008 or December 31, 2007.  Tax returns for years 2002 and thereafter are subject to future examination by tax authorities.

Recently Issued Accounting Pronouncements

In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15,

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the requirements of EITF 07-1; however it does not believe that its adoption will have a significant impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (Statement No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Statement No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. Statement No. 160 also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. Statement No. 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Statement No. 160 applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the requirements of Statement No. 160; however it does not believe that its adoption will have a significant impact on its consolidated financial statements.

                Recently Adopted Accounting Pronouncements

In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. The Company adopted EITF 07-3 on January 1, 2008.  Adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial position or results of operations.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (Statement No. 157).  Statement No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  See “Estimated Fair Value of Financial Instruments” above for further information about the adoption of the required provisions of Statement No. 157.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2). FSP No. 157-2 delays the effective date of Statement No. 157 for one full year for all nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company has elected a partial deferral of Statement No. 157 under the provisions of FSP No. 157-2 related to the measurement of fair value used when evaluating intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company is currently evaluating the impact of Statement No. 157 on its consolidated financial statements for items within the scope of FSP 157-2, which will become effective beginning with the first quarter of 2009.

2.                              Investment in Celldex Therapeutics, Inc./AVANT Immunotherapeutics, Inc.

In March 2004, the Company assigned or licensed to Celldex certain intellectual property related to the Company’s vaccine technology, including the rights to CDX-1307 (previously known as MDX-1307), one of the Company’s product candidates for the treatment of cancer, as well as the Investigational New Drug Application (“IND”) associated with this product candidate which became effective in February 2004.

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

In October 2007, the Company’s minority interest in the equity of Celldex was reduced to zero and accordingly, the company (as the majority shareholder) was required to record 100% of Celldex’s losses for the final three months of 2007.

On March 7, 2008, AVANT Immunotherapeutics, Inc. and Celldex merged with the combined company named AVANT Immunotherapeutics, Inc. (“AVANT”) and trades under the NASDAQ ticker symbol AVAN.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

Under the terms of the merger agreement, Celldex shareholders received approximately 4.96 shares of AVANT common stock in exchange for each share of Celldex stock they owned.  In connection with the merger, AVANT’s board of directors approved a 1-for-12 reverse stock split of AVANT’s common stock which became effective on March 7, 2008.   The Company received a total of 5,312,539 shares of AVANT representing approximately 35.6% of the total post split outstanding shares of AVANT.

For the period from January 1, 2008 through March 6, 2008, the Company (as the majority shareholder) continued to record 100% of Celldex’s losses which amounted to approximately $2.3 million.

As a result of the merger with AVANT and the corresponding reduction in the Company’s ownership from approximately 60% to approximately 35.6%, the Company ceased consolidating the operations of Celldex as of March 6, 2008 and began to account for its investment in AVANT under the equity method of accounting in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock.  The Company recorded a non-cash change in interest gain of approximately $18.5 million during the three month period ended March 31, 2008 associated with the change from the consolidation basis to the equity method of accounting.  Because of the uncertainty surrounding the ultimate realizability of the gain, the gain was recorded as an increase to capital in excess of par value, a component of shareholders’ equity.

A member of the Company’s board of directors is also the chairman of AVANT’s board of directors.  As of March 31, 2008, the market value of the Company’s investment in AVANT was approximately $52.1 million.

Summary financial information for AVANT is as follows as of March 31, 2008 and for the period from March 7, 2008 through March 31, 2008:

Current Assets	$22,733
Non-Current Assets	17,820
Current Liabilities	11,260
Non-Current Liabilities	1,162
Revenue	1,514
Gross Profit	1,514
Net Loss	(5,013)

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

3.                              Equity-Based Compensation

The Company’s equity awards are governed by its 2005 Equity Incentive Plan, as amended (the “Plan”).  The purchase price of stock options under the Plan is determined in accordance with the Company’s Equity Grant Policy as approved by the Board of Directors of the Company.  The term is fixed by the Compensation and Organization Committee of the Board of Directors, but no incentive stock option is exercisable after 10 years from the date of grant.  Stock options generally vest over a four year period. As of March 31, 2008, a total of 2,587,568 shares were available for future grants under the Plan.

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

Total stock based compensation expense of approximately $5.3 million for the three month period ended March 31, 2008 has been included in the consolidated statement of operations within research and development expenses ($2.0 million) and general and administrative expenses ($3.3 million).

Total stock based compensation expense of approximately $3.9 million for the three month period ended March 31, 2007 has been included in the consolidated statement of operations within research and development expenses ($2.5 million) and general and administrative expenses ($1.4 million).

The following summarizes all stock option transactions for the Company under the Plan for the period from January 1, 2008 through March 31, 2008.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	17,078,740	$10.67
Granted	2,495,900	$9.07
Exercised	(71,640)	$6.43
Canceled	(2,206)	$14.29
Forfeited	(111,376)	$11.90
Outstanding at March 31, 2008	19,389,418	$10.47	6.7 years	$18,424

Exercisable at end of period	11,797,481	$9.68	5.2 years	$17,857

Vested and unvested expected to vest at March 31, 2008	18,708,287	$10.43	6.7 years	$18,376

The weighted-average grant-date fair value of options granted during the three month periods ended March 31, 2008 and 2007 were $6.54 and $9.90, respectively.  The aggregate intrinsic value of options exercised during these same periods was $0.3 million and $5.3 million, respectively.  The grant-date fair value of shares which vested during the three month periods ended March 31, 2008 and 2007 was $3.2 million and $7.6 million, respectively.  Cash proceeds from stock options exercised during the three month periods ended March 31, 2008 and 2007 totaled $0.5 million and $3.6 million, respectively.

The fair value of each option grant is estimated using the Black-Scholes option pricing method.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (generally 4 years).  Use of a valuation model requires management to make certain assumptions with respect to selected model inputs.  To estimate the grant date fair value, option pricing models require the use of estimates and assumptions as to (i) the expected term of the option, (ii) the expected volatility of the price of the underlying stock, (iii) the risk free interest rate for the expected term of the option and (iv) pre-vesting forfeiture rates. The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior. The expected volatility of the price of the underlying stock is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant. Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures. The following table sets forth the assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2008 and 2007:

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

	Three Months Ended March 31
	2008	2007
Expected stock price volatility	81.5%	82.2%
Risk-free interest rate	2.57%	4.55%
Expected life of options (years)	6.40	6.00
Expected dividend yield	0%	0%

As of March 31, 2008, the total unrecognized compensation cost related to non-vested stock options was approximately $46.0 million.  This cost is expected to be recognized over a weighted average period of 2.8 years.

                                        Deferred Compensation

The Company maintains deferred compensation programs, under which each of the Company’s executive officers elected to have a portion of their bonuses, which were otherwise payable in cash, converted to restricted stock units representing shares of the Company’s common stock. Participants in the deferred compensation programs could elect to defer up to 50% of their respective bonuses. The number of restricted stock units awarded upon such conversion was determined by dividing (i) the amount of the bonus to be converted by (ii) the fair market value of the Company’s common stock on the grant date. Participants in the deferred compensation programs elected to defer receipt of the common stock portion of their bonuses until the earlier of three years from the grant date or the participant’s termination from the Company. The bonus portion deferred by each of the participants is matched on a 1:1 basis by the Company and 25% of the match is vested as of the respective grant dates. So long as a participant remains employed by the Company, an additional 25% of the Company’s matching contribution vests on each anniversary of the respective grant dates for the next three years. All benefits under each of the deferred compensation programs are distributed in a single payment and will be paid exclusively in the form of shares of the Company’s common stock. The Company’s matching contribution was approximately $0.1 million and $0.1 million for the three month periods ended March 31, 2008 and 2007, respectively.

4.                             Investments in Genmab

As a result of a series of transactions, including an initial public offering by Genmab of its ordinary shares in October 2000, the Company owned an approximate 18.5% interest in Genmab as of December 31, 2006.

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

On February 1, 2008, the Company completed the sale of 2,500,000 shares of Genmab through a block trade. The Company received net proceeds of approximately $151.8 million from such block trade. As a result

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

of this transaction, the Company’s ownership percentage in Genmab was reduced to approximately 5.1%.

5.        Bristol-Myers Squibb Collaboration

In January 2005, the Company entered into a collaboration and co-promotion agreement and a related securities purchase agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company and BMS each granted the other certain intellectual property licenses and product rights on a worldwide basis to enable the parties to collaborate in research and development of certain antibody-based product candidates for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by the Company to BMS of a license to commercialize ipilimumab, a fully human antibody product developed using the Company’s UltiMAb® technology, that is antagonistic to cytotoxic T-lymphocyte antigen 4 (CTLA-4). Ipilimumab is currently under investigation for the treatment of a broad range of cancers.

As part of the collaboration, BMS is responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of products intended solely for regulatory approval in the United States, and BMS will be fully responsible for all development efforts that relate solely to regulatory approval in Europe and other parts of the world. Approximately $3.5 million and $4.0 million of the Company’s revenue for the three month periods ended March 31, 2008 and 2007, represented the reimbursement of 65% of the Company’s costs associated with the development of ipilimumab recorded in accordance with EITF 99-19.  The Company’s share of the BMS development costs for the three month periods ended March 31, 2008 and 2007 was approximately $5.3 million and $5.2 million.

Under the terms of the collaboration, the Company has the option to co-promote any product in the U.S.  If the Company exercises a co-promotion option with respect to a product for use in the first cancer indication for which an initial regulatory approval filing is accepted by the FDA, the Company will have the right and obligation to co-promote such product for use in all cancer indications, even if such indications are the subject of additional filings or approvals, and even if the Company opted-out of the development of any such indication.  Even if the Company elects to co-promote a product for cancer indications, however, the Company would need to exercise a separate option to co-promote that product with respect to any indication other than cancer.  If the Company does not exercise its co-promotion option with respect to a product for use in the first cancer indication for which an initial regulatory approval filing is accepted by the FDA, then the Company will not have the right or obligation to co-promote such product for any cancer indications, unless the filing for that first cancer indication is not approved by the FDA.

Under the terms of the collaboration, the Company could receive up to $205.0 million from BMS if all regulatory milestones are met, plus up to an additional $275.0 million in sales-related milestones. In addition, if the Company exercises its co-promotion option with respect to ipilimumab for the metastatic melanoma indication, and regulatory approval is obtained, the Company would receive 45% of any profits from commercial sales of such product in the U.S.  In the event the Company chooses not to exercise its co-promotion rights with respect to a product, BMS will have exclusive commercial rights in the U.S. and will pay the Company royalties on commercial sales. Regardless of whether or not the Company exercises its co-promotion option outside the U.S., BMS will have exclusive commercial rights for products and will pay the Company royalties on commercial sales.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

As part of the collaboration, BMS made a cash payment to us on January 21, 2005 of $25.0 million and also purchased 2,879,223 shares of the Company’s common stock at a purchase price equal to $8.6829 per share for an aggregate purchase price of $25.0 million.

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

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

The Company is unable to reasonably estimate any possible range of loss or liability associated with the stock option inquiry or derivative suits due to their uncertain resolution.

In addition to the proceedings described above, in the ordinary course of its business, the Company is at times subject to various legal proceedings.  The Company does not believe that any of the currently pending ordinary course legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

7.                             Contingencies

     Kirin Brewery Co., Ltd.

In 2002, the Company entered into a collaboration and license agreement with Kirin Brewery Co., Ltd. (“Kirin”) which cross-licenses certain of the Company’s and Kirin’s technologies for the development and commercialization of human antibody products. Under the collaboration and license agreement, the Company and Kirin developed the KM-Mouse®, a unique crossbred mouse which combines the traits of the Company’s HuMAb-Mouse® with Kirin’s TC Mouse™ and exchanged cross-licenses with respect to the KM-Mouse and other antibody-generating mice. In addition, each of the cross-licenses granted under the collaboration and license agreement are subject to certain license, milestone and royalty payments by each party to the other.

Through March 31, 2008, the Company has not made any milestone payments to Kirin. However, approximately $2.8 million has been paid to Kirin as of March 31, 2008 representing a payment due Kirin as a result of the Company’s collaboration with Pfizer. Based on products the Company is developing, which use or the Company believes may use Kirin technology and that (i) are currently in clinical trials, or (ii) the Company anticipates may enter clinical trials through the end of 2009, the Company may be required to make milestone payments to Kirin aggregating up to approximately $8.5 million with respect to such products. The Company’s future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

Other Contingent Arrangements

The Company has entered into a number of other agreements that contain in-licenses of third-party technology (in addition to Kirin) which may be used together with the Company’s own platform technologies for the generation, development and/or manufacture of its antibody products. In addition, the Company has entered into other third-party agreements that contain in-licenses associated with antibody products that target specific antigens. Many of these agreements contain milestones payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of the Company’s products currently under development trigger such milestone payments. Through March 31, 2008, the Company has made milestone payments under these agreements of approximately $1.7 million. In addition, under the agreements the Company currently has in place (other than with Kirin), based on a total of 11 products the Company is developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which the Company anticipates may enter clinical trials before the end of 2009, the Company may be obligated to make future milestone payments aggregating up to approximately $63.9 million with respect to such products. In general, potential milestone payments for antibody product candidates may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these milestone payments per product include:

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

Stock Option Grant Practices

In conjunction with the review of the Company’s stock option grant practices, the Company has also evaluated the related tax issues to determine if the Company may be subject to additional tax liability as a result of the matters under review.  In addition, due to revision of measurement dates, certain stock options that were previously treated as incentive stock options may not actually qualify for such treatment and may be treated as non-statutory stock options.  Accordingly, the Company may be subject to fines, penalties or both relating to the tax treatment of such stock options.  While the Company believes that its accrual for additional tax liabilities associated with the matters under review is appropriate under the circumstances, it is possible that additional liabilities exist and the amount of such additional liabilities could be material.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

8.                             Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the fair value of the Company’s marketable securities and foreign exchange translation adjustments. The following table sets forth the components of comprehensive income (loss):

	Three Months Ended March 31
	2008	2007

Net income	$103,312	$110,265
Unrealized loss on securities	(18,612)	(49,422)
Unrealized gain (loss) on foreign exchange	(2,572)	85
Total comprehensive income	$82,128	$60,928

9.             Segment Information

The Company is an integrated monoclonal antibody-based company with antibody discovery, development and clinical manufacturing capabilities. The operations of the Company and its subsidiaries constitute one business segment.

Revenue from partners representing 10% or more of total revenues is as follows:

	Three Months Ended March 31
Customer	2008	2007
Bristol-Myers Squibb	36%	41%
Pfizer	24%	21%

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

Medarex is committed to building value by developing a diverse pipeline of antibody products to address major unmet healthcare needs in the world. Currently, over 40 antibody product candidates generated from our UltiMAb® technology are in human clinical trials, or have had regulatory applications submitted for such trials(1). Seven of the most advanced product candidates in which Medarex has an economic interest through co-promotion/profit sharing rights, royalties and/or equity ownership are in Phase 3 clinical trials or are the subject of regulatory applications for marketing authorization. These late-stage product candidates were generated through the use of our UltiMAb® technology.

                In addition to the antibody product candidates currently in Phase 3 trials, multiple product candidates in Phase 2, Phase 1 and preclinical testing are being developed either by Medarex alone or by Medarex jointly with our partners, or separately by our partners.  These partners include Amgen, Inc., Bristol-Myers Squibb Company, Centocor, Inc., Eli Lilly and Company, Genmab A/S, ImClone Systems Incorporated, MedImmune, Inc., and Novartis Pharma AG.  We believe that through the broad use of our UltiMAb® technology, we are leveraging our efforts and our partners’ efforts to create, develop and potentially commercialize innovative treatments for a wide range of diseases.

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

receives approval from the U.S. Food and Drug Administration, or FDA, and equivalent foreign agencies. In general, we are also entitled to receive royalties on product sales. Additional revenue may be earned from the sales to, and, in some cases, the manufacturing of antibodies for, our partners, as well as from government grants.

In April 2008, Pfizer, Inc., or Pfizer, announced the discontinuation of a Phase 3 clinical trial of tremelimumab (CP-675,206) in patients with advanced melanoma.  According to Pfizer, additional studies of tremelimumab, alone and in combination with other therapies, are ongoing in patients with several types of cancer.  We have a license agreement with Pfizer which provides for double-digit royalties on sales of this product, should commercialization occur.

In April 2008, Medarex and one of its partners, Bristol-Myers Squibb Company, announced that, after meeting with the FDA, the companies would delay the Biologics License Application (BLA) submission for ipilimumab, an investigational immunotherapy for patients with advanced metastatic melanoma, which FDA filing was previously expected to occur in 2008.  The FDA requested additional overall survival (OS) data to further demonstrate the benefit of ipilimumab and the companies are working to develop the deadlines for the studies from which such data may be obtained.

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

We have a history of operating losses and may not achieve profitability. As of March 31, 2008, we had an accumulated deficit of approximately $887.4 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our potential products, invest in research, move forward with our product development and prepare to commercialize our product(s). Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional potential product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our products progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or sales of stock of partners in which we have an equity ownership or delay, reduce or eliminate certain of our research and development programs.

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

Revenue Recognition

We receive payments from our customers and partners for the sale of antibodies, for licenses to our proprietary technology, for product development services and from the achievement of product development milestones. These payments are generally non-refundable and are reported as deferred revenue until they are recognizable as revenue. We follow the following principles in recognizing revenue:

•                          We receive research fees from the licensing of our proprietary technologies for research and development performed by our customers and partners. Revenue from these research fees is recognized generally on a straight-line basis over the term of the respective license period beginning only after both the license period has begun and the technology has been delivered.

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

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities on our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded (other than AVANT and Genmab) represented approximately 1.4% and 0.8% of total marketable securities as of March 31, 2008 and December 31, 2007.

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

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in a separate line item in our consolidated balance sheet entitled “Investments in, and advances to, other partners” and were approximately $6.0 million as of March 31, 2008. These securities are carried at original investment cost and adjusted for other than temporary impairment charges, if any. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, management of these companies, financial statements, and other external sources.  Specifically, our determination of any potential impairment of the value of privately-held securities includes an analysis of the following for each company on a periodic basis:  review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives.  Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

The fair value of each option grant is estimated using the Black-Scholes option pricing method.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (generally 4 years).  Use of a valuation model requires management to make certain assumptions with respect to selected model inputs.  In order to estimate the grant date fair value, option pricing models require the use of estimates and assumptions as to (i) the expected term of the option, (ii) the expected volatility of the price of the underlying stock, (iii) the risk free interest rate for the expected term of the option and (iv) pre-vesting forfeiture rates.  The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior.  The expected volatility of the price of the underlying stock is based on the historical volatility of our common stock.  The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant.  Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures.  The following table sets forth the assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31
	2008	2007
Expected dividend yield	0%	0%
Expected stock price volatility	81.5%	82.2%
Risk free interest rate	2.57%	4.55%
Expected life of options (years)	6.4	6.0

Our results of operations for the three month periods ended March 31, 2008 and 2007 include incremental share based compensation expense of approximately $5.3 million and $3.9 million, respectively.  As of March 31, 2008, the total unrecognized compensation cost related to non-vested stock options was approximately $46.0 million.  This cost is expected to be recognized over a weighted average period of 2.8 years.

However, any significant awards granted during the remainder of the year, required changes in the estimated forfeiture rates, or significant changes in the market price of our stock could have an impact on this estimate.

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

When we determine that the carrying value of long-lives assets or of intangible assets are not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets that have not been previously recorded.

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

Results of Operations

Three months ended March 31, 2008 and 2007

Contract and License Revenues

Contract and license revenues totaled $7.1 million and $5.9 million for the three month periods ended March 31, 2008 and 2007, respectively, an increase of $1.2 million, or 20%.  The increase relates primarily to increased research licenses granted in 2008 as compared to 2007. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $0.9 million and $1.1 million for the three month periods ended March 31, 2008 and 2007, respectively, a decrease of $0.2 million, or 19%.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19.  Reimbursement of development costs totaled $4.0 million and $4.5 million for the three month periods ended March 31, 2008 and 2007, respectively, a decrease of $0.5 million, or 11% and related primarily to the development of ipilimumab with Bristol-Myers Squibb Company or BMS.

Research and Development Expenses

Research and development expenses for our products in development were $49.3 million and $47.0 million for the three month periods ended March 31, 2008 and 2007, respectively, an increase of $2.3 million, or 5%. Historically, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We track our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Three Months Ended March 31,
	2008	2007
Research	$13,842	$14,996
Product Development	35,450	32,026
Total	$49,292	$47,022

Research Costs

Research costs for the three month period ended March 31, 2008 decreased by $1.2 million, or 8% as compared to the three month period ended March 31, 2007. The decrease in research costs primarily relates to the following:

•                                  License and technology access fees for the three month period ended March 31, 2008 were $0.8 million, a decrease of $0.5 million, or 37%, as compared to the three month period ended March 31, 2007.  Increases and decreases in license and technology access fees are primarily the result of the timing of the payments due under such agreements. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaboration and license agreements. Included in the 2007 costs are payments to certain companies and research and academic institutions and other entities for licenses to certain technologies for which no comparable payments were made in 2008.

Product Development Costs

Product development costs for the three month period ended March 31, 2008 increased by $3.4 million, or 11% as compared to the three month period ended March 31, 2007.  The increase in product development costs primarily relates to the following:

•                                  Outside laboratory costs for the three month period ended March 31, 2008 were $2.7 million, an increase of $1.8 million, or 189%, as compared to the three month period ended March 31, 2007. This increase primarily reflects the cost of toxicology studies related to our antibody drug conjugate projects. We expect outside laboratory costs to continue to increase as we continue to increase our research activities.

•                                  Contract manufacturing and outside labor costs for the three month period ended March 31, 2008 were $2.4 million, an increase of $1.4 million, or 142%, as compared to the three month period ended March 31, 2007. This increase in third party contract manufacturing costs primarily represents production and packaging expenses related to our antibody drug conjugate product candidates.  The increase in outside labor costs primarily represents costs incurred related to the anticipated filing of a Biologics License Application or BLA for ipilimumab.

•                                  Clinical research fees for the three month period ended March 31, 2008 were $6.0 million, an increase of $1.5 million, or 33%, as compared to the three month period ended March 31, 2007. This increase resulted primarily from increased clinical trial activity related to MDX-1100 and the initiation of Phase 1 clinical trials for MDX-1342. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $12.4 million and $11.3 million for the three month periods ended March 31, 2008 and 2007, respectively, an increase of $1.1 million, or 10%.  The increase is primarily attributable to approximately $1.9 million in personnel costs and approximately $1.9 million in non-cash stock based compensation expense offset in part by approximately $2.5 million in lower legal and consulting fees.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate for the three month period ended March 31, 2008 of $1.8 million represents our share of AVANT’s net loss for the period from March 7, 2008 through March 31, 2008.  Beginning on March 7, 2008 we began to account for our investment in AVANT under the equity method of accounting in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock (see Note 2 to the consolidated financial statements for further information).  The recognition of our share of AVANT’s net losses reduces the carrying value, or basis, of our investment in AVANT.

Interest and Dividend Income

Interest and dividend income consists primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income was $4.5 million and $4.8 million for the three month periods ended March 31, 2008 and 2007, respectively, a decrease of $0.3 million, or 6%.  The decrease primarily reflects lower interest rates earned on our investment portfolio.

Gain on Sale of Genmab Stock

In February 2008, we completed the sale of 2.5 million shares of Genmab through a block trade. We received net proceeds of approximately $151.8 million from such block trade resulting in a realized gain of approximately $151.8 million as our cost basis for these shares was zero. As a result of this transaction, our ownership percentage in Genmab was reduced to approximately 5.1%.

In February 2007, we received approximately $152.1 million in net proceeds from the sale of approximately 2.6 million shares of Genmab stock resulting in a realized gain of approximately $152.1 million as our cost basis for these shares was zero. The sale of the approximately 2.6 million shares of Genmab shares reduced our equity ownership in Genmab to approximately 10.8%.

Interest Expense

Interest expense for the three month periods ended March 31, 2008 and 2007 relates primarily to interest and amortization of issuance costs on our 2.25% Convertible Senior Notes issued in May 2004, or the 2.25% notes. Interest expense was $1.5 million and $1.5 million for the three month periods ended March 31, 2008 and 2007, respectively.

Minority Interest—Celldex

Minority interest in loss of Celldex was $0 and $1.7 million for the three month periods ended March 31, 2008 and 2007, respectively.  Minority interest in loss of Celldex for the three month period ended March 31, 2007 represents 40% of Celldex’s net loss for such period.  Celldex’s results of operations for the three month period ended March 31, 2007 have been consolidated for reporting purposes and the $1.7 million (the portion of Celldex’s net loss not attributable to us) is recorded as a reduction of our expenses.

During October 2007, the minority interest in the equity of Celldex was reduced to zero and accordingly, we (as the majority shareholder) are required to record 100% of Celldex’s net losses.  We recorded 100% of Celldex’s net loss for the period from January 1, 2008 through March 6, 2008.  As a result of Celldex’s merger with AVANT, beginning March 7, 2008 we began to account for our investment in AVANT under the equity method of accounting (see Note 2 to the consolidated financial statements for further information).

Liquidity and Capital Resources

We require cash to fund our operations, to make capital expenditures and strategic investments, and to pay debt service on our convertible notes. Since inception, we have financed our operations through the sale of our securities in public and private placements, sales of our products for research purposes, development and manufacturing services, technology transfer and license fees, milestone payments and sales of our marketable securities (such as Genmab). We expect to continue to fund our cash requirements from these sources in the future.

At March 31, 2008 and 2007, we had $464.5 million and $457.0 million, respectively, in cash, cash equivalents and marketable securities (other than Genmab).  Approximately $11.3 million of cash and cash equivalents included in the March 31, 2007 balance sheet relates to Celldex and is consolidated for accounting purposes.  We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities to preserve principal.  In addition, as of March 31, 2008, the fair value of our investment in Genmab, which is classified as marketable securities, was approximately $115.6 million.

In February 2008, we completed the sale of 2,500,000 shares of Genmab through a block trade. We received net proceeds of approximately $151.8 million from such block trade. As a result of this transaction, our ownership percentage in Genmab was reduced to approximately 5.1%.

Cash Used in Operating Activities

Cash used in operating activities was $45.4 million and $39.2 million for the three month periods ended March 31, 2008 and 2007, respectively. This reflects an increase of $6.2 million in 2008 as compared to the same period in 2007 and is primarily the result of increased research and development expenses as described in “Results of Operations.”

We have incurred and will continue to incur significant costs in the area of research and development, including preclinical and clinical trials, as our products are developed. We plan to spend significant amounts to progress our current products through the clinical trial and the commercialization process as well as to develop additional product candidates on our own or with our partners. As our products progress through the clinical trial process, we may be obligated to make significant milestone payments on certain of our products. We also expect to incur future facility costs as a result of our continued capital expansion, renovations and replacements. To a lesser extent, we expect our general and administrative costs to increase as we expand our administrative and business development activities. Furthermore, we expect our investment income to decrease as we fund our future operations and capital expenditures from our cash reserves. We anticipate that our operating expenditures may be partially offset by revenues from partners for license fees, milestone payments, and development and manufacturing services.

Cash Provided by Investing Activities

Net cash provided by investing activities was $156.7 million and $72.7 million for the three month periods ended March 31, 2008 and 2007, respectively.  The increase in cash provided by investing activities was $84.0 million and was primarily the result of the following factors:

•                  Proceeds from the sale of Genmab stock were $151.8 million and $152.1 million for the three month periods ended March 31, 2008 and 2007, respectively.

•                  Purchases of marketable securities totaled $35.9 million and $115.1 million for the three month periods ended March 31, 2008 and 2007, respectively.  The 2008 and 2007 purchases were made with a portion of the net proceeds received from the respective sales of our Genmab stock.

•                  Sales and maturities of marketable securities were $42.0 million and $37.5 million for the three month periods ended March 31, 2008 and 2007, respectively.  Proceeds from sales of marketable securities in 2008 and 2007 were primarily used to fund operations and capital expenditures.

Cash Provided by Financing Activities

Cash provided by financing activities was $1.0 million and $3.6 million for the three month periods ended March 31, 2008 and 2007, respectively.  Cash provided by financing activities for the three month periods ended March 31, 2008 and 2007 primarily represents cash received from the exercise of stock options.

Other Liquidity Matters

BMS Collaboration

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

As part of the collaboration, BMS made a cash payment to us on January 21, 2005 of $25.0 million and also purchased 2,879,223 shares of our common stock at a purchase price equal to $8.6829 per share for an aggregate purchase price of $25.0 million.

Convertible Senior Notes

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

Financial Uncertainties Related to Potential Future Milestone Payments

In 2002, we entered into a collaboration and license agreement with Kirin, which cross-licenses certain of each other’s technologies for the development and commercialization of human antibody products. Under the collaboration and license agreement, we and Kirin developed the KM-Mouse®, a unique crossbred mouse that combines the traits of our HuMAb-Mouse® with Kirin’s TC Mouse™ and exchanged cross-licenses with respect to the KM-Mouse® and other antibody-generating mice. In addition, certain of the cross-licenses granted under the collaboration and license agreement are subject to license, milestone and royalty payments by one party to the other.

Through March 31, 2008, we have not made any milestone payments to Kirin although approximately $2.8 million has been paid to Kirin as of March 31, 2008 representing a payment due Kirin as a result of our collaboration with Pfizer. Based on products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2009, we may be required to make milestone payments to Kirin aggregating up to approximately $8.5 million with respect to such products. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through March 31, 2008, we have made milestone payments of approximately $1.7 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of 11 products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2009, we may be obligated to make future milestone payments aggregating up to approximately $63.9 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

Recently Issued Accounting Pronouncements

In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the requirements of EITF 07-1; however it does not believe that its adoption will have a significant impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (Statement No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Statement No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. Statement No. 160 also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. Statement No. 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Statement No. 160 applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the requirements of Statement No. 160; however it does not believe that its adoption will have a significant impact on its consolidated financial statements.

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

As a result, this “credit crisis” may have a potential impact on the determination of the fair value of financial instruments or possibly require impairments in the future should the value of certain investments suffer a decline in value which is determined to be other than temporary. We currently do not believe that any change in the market value of fixed income investments in our portfolio to be material or warrant a determination that there was any other than temporary impairment.

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

Changes in Internal Controls Over Financial Reporting: Such evaluation did not identify any significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our Form 10-K filed on February 27, 2008 with the SEC for the year ended December 31, 2007.

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

We have incurred large operating losses, and we anticipate that these losses will continue for the foreseeable future. In particular, as of March 31, 2008, we had an accumulated deficit of approximately $887.4 million. Our net loss was $27.1 million for the year ended December 31, 2007.  Our net loss for the year ended December 31, 2007 included a realized gain of approximately $152.1 from the sale of a portion of our Genmab stock.  Excluding this realized gain, our net loss for the year ended December 31, 2007 would have been $179.2 million.  Although we recorded net income of $103.3 million for the three month period ended March 31, 2008 (which was the result of the sale of a portion of our Genmab stock) our operating loss for the period was $49.7 million. Our losses have resulted principally from:

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. The risk is relevant for us because our market price has experienced a decline due, in part, to the announcement of top-line results for registrational trials of ipilimumab on December 10, 2007. If we faced such litigation, while we would vigorously contest, it could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our business.

We may need substantial additional funding. We may not be able to obtain sufficient funds to grow our business or continue our operations.

We will continue to expend substantial resources for research and development, including costs associated with developing our technology platforms and conducting preclinical testing and clinical trials. Our future capital requirements will depend on a number of factors, including, for example:

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

We have investments in financial instruments which could potentially decrease in value as a result of the “credit crisis.”

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

The resulting “credit crisis” may have an impact on the fair value of certain of our investments and may require future impairments if the value of those investments suffers a decline which is determined to be other than temporary.  At present, no material change in the market value of our fixed income investments has occurred, however, a future decline in value of such investments which is determined to be other than temporary may require us to record a material impairment of the fair value of those investments.

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

The continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare may impair our future revenues and profitability.

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

We cannot make assurances that we will be able to contract with such companies for clinical and/or commercial supply on acceptable terms or in a timely manner, if at all. Moreover, even if we are able to enter into clinical and/or commercial supply manufacturing arrangements with cGMP-compliant third-party manufacturers, we cannot assure you that such manufacturers will be able to produce products that are substantially equivalent to the product candidates that we have produced in our own facilities and used in our clinical trials.  Such manufacturers may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance and shortage of qualified personnel.  Moreover, they may not perform as agreed or may not continue to manufacture our products for the time required by us to successfully market our products.  These third parties may fail to deliver the required quantities of our products or product candidates on a timely basis and at commercially reasonable prices. If such companies are not able to produce products that are substantially equivalent to our product candidates, the progress of our clinical trials and/or commercialization of our products may be delayed and our business, financial condition and results of operations may be materially harmed.

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

We are, in part, dependent on our partners’ willingness and ability to devote resources to the development and commercialization of product candidates or otherwise support our business as contemplated in our partnership agreements.

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

*Due to the size of our equity interest in AVANT, we must include a portion of its income and losses in our financial statements.

Due to the size of our equity interest in AVANT as a result of its merger with Celldex, we are currently (beginning March 7, 2008) required to account for our interest in AVANT under the equity method of accounting, which provides that we must include a portion of AVANT’s income and losses equal to our percentage equity interest in AVANT in our consolidated financial statements.  For the three month period ended March 31, 2008, our share of AVANT’s net loss was approximately $1.8 million.

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

We have entered into license agreements with Pfizer, designed to give each party freedom to operate with respect to the development and commercialization of antibodies to CTLA-4.  Among other things, these license agreements allow Pfizer to compete with us in such development and commercialization efforts, but Pfizer is obligated to make certain milestone and royalty payments to us based upon future sales of any Pfizer anti-CTLA-4 antibody product. Pfizer is developing tremelimumab, a fully human antibody generated by using transgenic mouse technology substantially similar to our HuMAb-Mouse® technology that targets the T-cell receptor CTLA-4. Although Pfizer announced the discontinuation of a Phase 3 clinical trial of tremelimumab for metastatic melanoma in April 2008, it continues to conduct clinical trials of this product candidate in several types of cancer.

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

We have obtained orphan drug designation in the United States for ipilimumab and certain of our other product candidates in development, and therefore each is eligible for orphan drug exclusivity if approved first. The FDA’s approach with respect to orphan drug status for antibody products is uncertain, particularly with respect to whether two antibody products against the same disease target would be considered to be the same for orphan drug purposes under current law and regulations.  Furthermore, we are not aware of established FDA policies or precedent for how orphan drug exclusivity applies in circumstances where two or more compounds with orphan drug designations are approved for combination therapy. The FDA may not grant us exclusivity for ipilimumab, or may permit others to receive approval for differing combinations of similar compounds despite any orphan drug exclusivity we receive for different uses or for treating metastatic melanoma, depending on FDA’s assessment of the chemical similarity of the other drugs to our products.  Orphan drug exclusivity also does not prevent FDA from permitting others to market the same compound for different uses than the orphan use. We therefore may not receive any meaningful protection for ipilimumab or our other product candidates based on orphan drug exclusivity.

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

To date, we have not applied for or received the regulatory approvals required for the commercial sale of any of our product candidates in the U.S. or in any foreign jurisdiction. We have only limited experience in filing and pursuing applications necessary to obtain regulatory approval. It is possible that none of our product candidates, including ipilimumab, will be approved for marketing.  In April 2008, Medarex and one of its partners, Bristol-Myers Squibb Company, announced that, after meeting with the FDA, the companies would delay the BLA submission for the  three registrational monotherapy trials for ipilimumab in metastatic melanoma (008, 022, 007), which FDA filing was previously expected to occur in 2008.   The FDA requested additional overall survival (OS) data to further demonstrate the benefit of ipilimumab.  Revised timelines are under development.  Once submitted, the FDA may decide not to accept the BLA for filing and the FDA may never give its approval.  We cannot guarantee that we will ever be able to produce commercially successful products.

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

We are not the exclusive owner of the technology underlying the KM-Mouse®. Our collaboration and license agreement with Kirin contains certain cross-licenses for certain of each other’s technologies for the development and commercialization of human antibody products made using the HuMAb-Mouse®, the KM-Mouse® and certain other antibody-generating mice. Kirin has certain rights to distribute and use such mice throughout the world. Our business may be materially harmed as a consequence of competition from Kirin and its licensees and sublicensees or if the collaboration and license agreement were breached or terminated for any reason.

Moreover, other parties could have blocking patent rights to products made using the UltiMAb® technology, such as antibodies, and their production and uses, for instance because of a proprietary position covering the antibody or the antibody’s target or the method of manufacturing or use of such antibody. For example, we are aware of certain U.S. and foreign patents held by third parties relating to particular targets for their human monoclonal antibodies, to human monoclonal antibodies against various targets, and to the method of manufacture and use of such products.    We are also aware of certain U.S. and foreign patents and patent applications held by third parties relating to antibody product candidates under development by us alone or with our collaborators.

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

Risks Related to Our Common Stock

Our stock price may be volatile.

Historically, there has been significant volatility in the market prices of biotechnology companies’ securities. During the two-year period ended March 31, 2008, the sale prices of our common stock ranged between $7.70 and $18.23.  Various factors and events may have a significant impact on the market price of our common stock. These factors include, by way of example:

•          interim or final results of, or speculation about, clinical trials of and the regulatory filing schedule for our lead product candidate, ipilimumab;

•       progress with clinical trials;

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

As of April 30, 2008, we had 19,859,662 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our equity incentive plans having a weighted average exercise price of $10.12 per share and we had reserved 2,711,172 shares of common stock for issuance pursuant to future grants of options under our equity incentive plans. We have filed registration statements on Form S-8 under the Securities Act covering all of these shares. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

As of April 30, 2008, we had reserved 516,688 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 under the Securities Act covering all of those shares. All shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ Global Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of April 30, 2008, we had 10,936,935 shares of common stock reserved for issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. As of April 30, 2008, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

The shareholder rights plan and certain provisions of our restated certificate of incorporation and amended and restated by-laws and New Jersey law may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of us. This could limit the price that certain investors might be willing to pay in the future for our common stock. The provisions of our restated certificate of incorporation and amended and restated by-laws include:

•       a classified board of directors;

•       a requirement that special meetings of shareholders be called only by our board of directors, chairman of the board, lead independent director, chief executive officer or president;

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

Item 6. Exhibits

(a)                         Exhibits:

2.1

Certificate of Merger, dated June 15, 1989, including Plan of Merger, incorporated herein by reference to Exhibit 2.1 to Registrant’s Registration Statement on Form S-1 (File No. 33-39956) filed April 12, 1991.

2.3

Amended and Restated Agreement and Plan of Reorganization among the Registrant, Medarex Acquisition Corp. and GenPharm International, Inc., dated as of May 5, 1997, together with Exhibits thereto, incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed June 17, 1997.

3.1	Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2003.
3.2	Amended and Restated By-laws of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed October 31, 2007.
4.1	Form of Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-39956) filed April 12, 1991.
4.2	Form of Rights Agreement (including Form of Rights Certificate), incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 25, 2001.
4.3

Amendment to Rights Agreement, dated November 6, 2007 between Registrant and Continental Stock Transfer & Trust Company, incorporated herein by reference to Registrant’s Annual Report on Form 10-K filed February 27, 2008.

4.4

Indenture dated May 3, 2004 between the Registrant and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed May 4, 2004.

4.5

First Supplemental Indenture dated October 4, 2006 among Registrant and Wilmington Trust Company, as trustee, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2006.

10.1†

Amendment No. 1 to Employment Agreement, effective as of January 1, 2008, between Christian S. Schade, Senior Vice President and Chief Financial Officer and Medarex, Inc, incorporated herein by reference to Exhibit 99.1 to the Registant’s Current Report on Form 8-K filed January 24, 2008.

10.2†

Amendment No. 1 to Employment Agreement, effective as of January 1, 2008, between Dr. Nils Lonberg, Senior Vice President and Scientific Director and Medarex, Inc, incorporated herein by reference to Exhibit 99.2 to the Registant’s Current Report on Form 8-K filed January 24, 2008.

10.3†

Amendment No. 1 to Employment Agreement, effective as of January 1, 2008, between Dr. Geoffrey M. Nichol, Senior Vice President, Product Development and Medarex, Inc, incorporated herein by reference to Exhibit 99.3 to the Registant’s Current Report on Form 8-K filed January 24, 2008.

10.4†

Placing Agreement between Genpharm International, Inc. and Goldman Sachs International, dated January 28, 2008, incorporated by reference to Exhibit 10.1 to the Registant’s Current Report on Form 8-K filed February 1, 2008.

10.5†	Medarex, Inc. 2005 Equity Incentive Plan, as amended, incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A, filed November 2, 2007.
10.6†*

Form of Restricted Stock Unit Award Grant Notice, Restricted Stock Unit Award Agreement, Restricted Stock Unit Deferral Election Agreement and Restricted Stock Unit Subsequent Deferral Election under Registrant’s 2005 Equity Incentive Plan, as amended.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Indicates management contract or compensatory plan.

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDAREX, INC.
(Registrant)

Date: May 12, 2008	By:	/s/	HOWARD H. PIEN
Howard H. Pien
President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 12, 2008	By:	/s/	CHRISTIAN S. SCHADE
Christian S. Schade
Senior Vice President
Finance & Administration,
Chief Financial Officer
(Principal Financial and
Accounting Officer)