Form 10-Q
period 2008-06-30
MEDAREX INC
filed 2008-08-07
CIK 874255

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☒  No  ☐

Indicate by check ☒ whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting Company)	Smaller Reporting Company ☐

Indicate by check ☒ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2008
Common Stock, $.01 par value	128,140,426

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$129,009	$37,335
Marketable securities	297,660	311,437
Marketable securities – Genmab	—	152,000
Prepaid expenses and other current assets	18,554	29,013
Total current assets	445,223	529,785

Property, buildings and equipment:
Land	6,780	6,780
Buildings and leasehold improvements	86,009	87,217
Machinery and equipment	69,114	68,729
Furniture and fixtures	4,922	5,122
	166,825	167,848
Less accumulated depreciation and amortization	(92,647)	(87,923)
	74,178	79,925

Marketable securities – Genmab	87,054	139,165
Investment in AVANT	7,809	—
Investments in, and advances to, other partners	6,040	6,040
Segregated securities	1,300	1,530
Other assets	2,029	3,415
Total assets	$623,633	$759,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$4,763	$7,579
Accrued liabilities	39,642	47,194
Deferred contract revenue - current	27,022	26,872
Total current liabilities	71,427	81,645

Deferred contract revenue - long-term	79,313	85,103
Other long-term liabilities	4,232	4,351
2.25% Convertible senior notes due May 15, 2011	144,468	143,505

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 128,087,210 shares issued and 128,053,370 shares outstanding at June 30, 2008 and 127,453,308 shares issued and 127,419,468 shares outstanding at December 31, 2007	1,281	1,275
Capital in excess of par value	1,178,733	1,145,453
Treasury stock, at cost 33,840 shares in 2008 and 2007	(85)	(85)
Accumulated other comprehensive income	84,772	289,334
Accumulated deficit	(940,508)	(990,721)
Total shareholders’ equity	324,193	445,256
Total liabilities and shareholders’ equity	$623,633	$759,860

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Contract and license revenues	$5,516	$6,382	$12,626	$12,296
Contract and license revenues from Genmab	375	418	1,249	1,502
Reimbursement of development costs	4,069	4,995	8,088	9,536
Total revenues	9,960	11,795	21,963	23,334

Costs and expenses:
Research and development	52,574	45,273	101,866	92,295
General and administrative	12,435	10,569	24,844	21,871
Total costs and expenses	65,009	55,842	126,710	114,166
Operating loss	(55,049)	(44,047)	(104,747)	(90,832)

Equity in net loss of affiliate	(3,546)	—	(5,331)	—
Interest and dividend income and realized gains	7,041	5,485	11,569	10,284
Gain on sale of Genmab stock	—	—	151,834	152,143
Impairment loss on investments in partners	—	(2,141)	—	(2,141)
Interest expense	(1,545)	(1,540)	(3,089)	(3,081)
Minority interest - Celldex	—	1,289	—	2,940
Income (loss) before provision for income taxes	(53,099)	(40,954)	50,236	69,313
Provision for income taxes	—	—	23	2
Net income (loss)	$(53,099)	$(40,954)	$50,213	$69,311

Net income (loss) per share:
basic	$(0.42)	$(0.32)	$0.39	$0.55
diluted	$(0.42)	$(0.32)	$0.38	$0.52

Weighted average number of common shares outstanding:
basic	127,724	126,430	127,927	125,730
diluted	127,724	126,430	138,864	139,684

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$50,213	$69,311
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	6,932	7,407
Amortization	1,435	1,810
Amortization of net bond premium/discount	(1,206)	(1,247)
Stock based compensation and vesting of restricted stock units	12,506	8,769
Equity in net loss of AVANT	5,331	—
Gain on sale of Genmab stock	(151,834)	(152,143)
Gain on sale of AVANT stock	(3,331)	—
Impairment loss on investments in partners and other assets	—	2,141
Minority interest - Celldex	—	(2,940)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	6,557	3,233
Trade accounts payable	(1,685)	(4,530)
Accrued liabilities	(5,789)	(9,092)
Deferred contract revenue	(4,532)	(123)
Net cash used in operating activities	(85,403)	(77,404)

Investing activities:
Purchase of property and equipment	(2,988)	(3,052)
Proceeds from sale of Genmab stock	151,834	152,143
Proceeds from sale of AVANT stock	4,343	—
Decrease in segregated cash	49	—
Purchase of marketable securities	(60,160)	(152,143)
Sales and maturities of marketable securities	77,264	60,202
Net cash provided by investing activities	170,342	57,150

Financing activities:
Cash received from sales of securities and exercise of stock options, net	3,204	12,029
Principal payments under capital lease obligations	(33)	(15)
Net cash provided by financing activities	3,171	12,014
Effect of exchange rate differences on cash and cash equivalents	(20)	1,947
Effect of change in accounting from consolidation to equity method	3,584	—
Net increase (decrease) in cash and cash equivalents	91,674	(6,293)
Cash and cash equivalents at beginning of period	37,335	34,511
Cash and cash equivalents at end of period	$129,009	$28,218

Non-cash investing and financing activities:
Unrealized gain (loss) on investment in Genmab	$(52,277)	$(35,353)

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$—	$—
Interest	$1,688	$1,688

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

1.                       Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Medarex, Inc. and its subsidiaries (collectively, the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods ended June 30, 2008 and 2007.

The Company’s financial statements consolidate all of its subsidiaries, including those that it controls and those in which it holds a majority voting interest.  Medarex currently owns approximately 31.6% of the outstanding common stock of AVANT Immunotherapeutics, Inc. (“AVANT”) as a result of the merger of AVANT with Celldex Therapeutics, Inc. (“Celldex”).  Prior to this merger, Medarex owned approximately 60% of the outstanding common stock of Celldex (see Note 2).

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

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

Net Income (Loss) per Share

Basic and diluted net income (loss) per share are computed in accordance with SFAS No. 128, Earnings per Share. Basic net income per share is based upon the number of weighted average shares of common stock outstanding. Diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock during the six month periods ended June 30, 2008 and 2007, which are included under the treasury stock method, as well as the assumed conversion of convertible senior notes.  Stock options have been excluded from the computation of diluted net income per share for the six month period ended June 30, 2008 as their effect is antidilutive. A summary of such potentially dilutive securities is as follows:

The following table sets forth the computation of basic and diluted income per share for the six month periods ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
Income (Numerator):
Net income for basic and diluted income per share	$50,213	$69,311
Adjustment for interest expense on convertible notes	2,982	2,982
Income for diluted income per share	$53,195	$72,293

Shares (Denominator):
Weighted average shares for basic income per share	127,926,596	125,730,389
Effect of dilutive securities (stock options)	—	3,016,527
Effect of convertible notes, after assumed conversion	10,936,935	10,936,935
Weighted average shares for diluted income per share	138,863,531	139,683,851

Basic net income per share	$0.39	$0.55
Diluted net income per share	$0.38	$0.52

Potential shares of common stock that would be issued if all outstanding stock options were exercised (18,992,313 shares), without regard to whether the outstanding stock options were “in the money” are not included in the computation of diluted net income per share for the six months ended June 30, 2008 because to do so would be antidilutive.

The following table sets forth potential shares of common stock that would be issued if all of the convertible notes were converted to common stock and all of the outstanding stock options were exercised, without regard to whether the convertible notes or outstanding stock options were “in the money”.  These potential shares of common stock are not included in the computation of diluted loss per share for the three month periods ended June 30, 2008 and 2007 because to do so would be antidilutive.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Convertible notes	10,936,935	10,936,935
Outstanding stock options	18,992,313	16,500,127
	29,929,248	27,437,062

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

The Company recorded no impairment charges related to investments in partners whose securities are publicly traded for the three and six month periods ended June 30, 2008.  The Company recorded impairment charges of $2.1 million related to investments in partners whose securities are privately held for the three and six month periods ended June 30, 2007.  If the Company deems any of its investments to be impaired at the end of any future period, it may incur impairment charges on these investments.

Estimated Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“Statement No. 157”).  Statement No. 157 defines and establishes a framework for measuring fair value and expands

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

disclosures about fair value instruments.  In accordance with Statement No. 157, the Company has categorized its financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.  The Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

•                  Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.  The Company does not currently have any Level 3 financial assets.

	Level 1	Level 2	Total
Money Market Funds	$134,071	$—	$134,071
U.S. Treasury Obligations	107,978	—	107,978
U.S. Corporate Debt Securities	—	132,108	132,108
Mortgage-Backed Securities	—	41,874	41,874
Equity Securities	5,774	—	5,774
Equity Securities - Genmab	87,054	—	87,054
Total	$334,877	$173,982	$508,859

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

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

•                          Milestone payments are recognized as revenue upon the achievement of mutually agreed milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement and (ii) there are no continuing performance obligations associated with the milestone payment.  Milestone payments are triggered either by the results of research efforts or by the efforts of the Company’s partners and include such events as submission of an Investigational New Drug Application, or IND, commencement of Phase 1, 2 or 3 clinical trials, submission of a Biologic License Application, or BLA, and regulatory approval of a product.  Milestone payments are substantially at risk at the inception of an agreement.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

48 also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard.  The Company adopted FIN 48 as of January 1, 2007, as required, and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations.  The Company did not recognize interest or penalties related to income tax during the three and six month periods ended June 30, 2008 and 2007 and did not accrue for interest or penalties as of June 30, 2008 or December 31, 2007.  The Company did not have an accrual for uncertain tax positions as of June 30, 2008 or December 31, 2007.  Tax returns for years 2002 and thereafter are subject to future examination by tax authorities.

Recently Issued Accounting Pronouncements

In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the requirements of EITF 07-1; however it does not believe that its adoption will have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“Statement No. 141 (R)”), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Statement No. 141 (R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. Statement No. 141 (R) makes various other amendments to authoritative literature intended to provide additional guidance or conform the guidance in that literature to that provided in Statement No. 141 (R). Statement No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that the adoption of Statement No. 141 (R) will have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“Statement No. 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Statement No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. Statement No. 160 also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. Statement No. 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Statement No. 160 applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the requirements of Statement No. 160; however it does not believe that its adoption will have a significant impact on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of certain debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires retroactive application to all periods presented and does not grandfather existing instruments.  The Company is currently evaluating the impact, if any, of FSP APB 14-1 on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. The Company adopted EITF 07-3 on January 1, 2008.  Adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of Statement No. 157 for one full year for all nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company has elected a partial deferral of Statement No. 157 under the provisions of FSP No. 157-2 related to the measurement of fair value used when evaluating intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company is currently evaluating the impact of Statement No. 157 on its consolidated financial statements for items within the scope of FSP 157-2, which will become effective beginning with the first quarter of 2009.

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

To complement its technology and its internal clinical pipeline, in October 2005, Celldex completed the acquisition of all of the issued and outstanding shares of capital stock of Lorantis Limited (“Lorantis”), a privately held biotechnology company based in Cambridge, U.K., and substantially all of the assets of Alteris Therapeutics, Inc. (“Alteris”), a privately held biotechnology company based in Philadelphia, PA.

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

Under the terms of the merger agreement, Celldex shareholders received approximately 4.96 shares of AVANT common stock in exchange for each share of Celldex stock they owned.  In connection with the merger, AVANT’s board of directors approved a 1-for-12 reverse stock split of AVANT’s common stock which became effective on March 7, 2008.   The Company received a total of 5,312,539 shares of AVANT representing approximately 35.6% of the total post-split outstanding shares of AVANT.

For the period from January 1, 2008 through March 6, 2008, the Company (as the majority shareholder) continued to record 100% of Celldex’s losses which amounted to approximately $2.3 million.

As a result of the merger with AVANT and the corresponding reduction in the Company’s ownership from approximately 60% to approximately 35.6%, the Company ceased consolidating the operations of Celldex as of March 6, 2008 and began to account for its investment in AVANT under the equity method of accounting in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock (APB No. 18).  The Company recorded a non-cash change in interest gain of approximately $18.5 million during the six month period ended June 30, 2008 associated with the change from the consolidation basis to the equity method of accounting.  Because of the uncertainty surrounding the ultimate realizability of the gain, the gain was recorded as an increase to capital in excess of par value, a component of shareholders’ equity.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

In May 2008, AVANT sold 781,250 shares of its common stock to a corporate partner in connection with a license and commercialization agreement.  As a result of this sale of common stock, the Company’s ownership percentage in AVANT was reduced to approximately 33.8%.  The difference between the Company’s proportionate share of the equity and the carrying value after completion of AVANT’s sale of stock to the corporate partner was approximately $2.9 million and was accounted for in accordance with APB Opinion No. 18 and Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary.  This transaction is reflected as an increase to capital in excess of par value in the Company’s consolidated financial statements as of June 30, 2008.

In June 2008, the Company sold 351,691 shares of AVANT for $12.35 per share resulting in net proceeds of approximately $4.3 million.  The Company realized a gain of approximately $3.3 million from this transaction.  As a result of this sale of common stock, the Company’s ownership percentage in AVANT was further reduced to approximately 31.6%.

A member of the Company’s board of directors is also the chairman of AVANT’s board of directors.  As of June 30, 2008, the market value of the Company’s investment in AVANT was approximately $72.2 million.

Summary financial information for AVANT is as follows as of June 30, 2008 and for the period from March 7, 2008 through June 30, 2008:

Current Assets	$69,026
Non-Current Assets	17,317
Current Liabilities	20,156
Non-Current Liabilities	36,754
Revenue	3,483
Gross Profit	3,483
Net Loss	(15,274)

3.        Equity-Based Compensation

The Company’s equity awards are governed by its 2005 Equity Incentive Plan, as amended (the “Plan”).  The purchase price of stock options under the Plan is determined in accordance with the Company’s Equity Grant Policy as approved by the Board of Directors of the Company.  The term is fixed by the Compensation and Organization Committee of the Board of Directors, but no incentive stock option is exercisable after 10 years from the date of grant.  Stock options generally vest over a four year period. As of June 30, 2008, a total of 11,637,604 shares were available for future grants under the Plan.

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

Total stock based compensation expense of approximately $6.2 million for the three month period ended June 30, 2008 has been included in the consolidated statement of operations within research and development expenses ($2.6 million) and general and administrative expenses ($3.6 million).  Total stock based compensation expense of approximately $11.5 million for the six month period ended June 30, 2008 has been included in the consolidated statement of operations within research and development expenses ($4.6 million) and general and administrative expenses ($6.9 million).

Total stock based compensation expense of approximately $5.1 million for the three month period ended June 30, 2007 has been included in the consolidated statement of operations within research and development expenses ($2.5 million) and general and administrative expenses ($2.6 million).  Total stock based compensation expense of approximately $9.0 million for the six month period ended June 30, 2007 has been included in the consolidated statement of operations within research and development expenses ($5.0 million) and general and administrative expenses ($4.0 million).

The following summarizes all stock option transactions for the Company under the Plan for the period from January 1, 2008 through June 30, 2008.

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	17,078,740	$10.67
Granted	2,792,350	$8.97
Exercised	(393,145)	$5.63
Canceled	(33,417)	$36.49
Forfeited	(452,215)	$12.40
Outstanding at June 30, 2008	18,992,313	$10.44	6.5 years	$3,644

Exercisable at end of period	12,181,171	$9.84	5.1 years	$3,606

Vested and unvested expected to vest at June 30, 2008	18,353,617	$10.40	6.4 years	$3,641

The weighted-average grant-date fair value of options granted during the six month periods ended June 30, 2008 and 2007 were $6.48 and $9.94, respectively.  The aggregate intrinsic value of options exercised during these same periods was $1.3 million and $15.5 million, respectively.  The grant-date fair value of shares which vested during the six month periods ended June 30, 2008 and 2007 was $9.9 million and $13.8 million, respectively.  Cash proceeds from stock options exercised during the six month periods ended June 30, 2008 and 2007 totaled $2.2 million and $11.8 million, respectively.

The fair value of each option grant is estimated using the Black-Scholes option pricing method.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

generally the vesting period (generally 4 years).  Use of a valuation model requires management to make certain assumptions with respect to selected model inputs.  To estimate the grant date fair value, option pricing models require the use of estimates and assumptions as to (i) the expected term of the option, (ii) the expected volatility of the price of the underlying stock, (iii) the risk free interest rate for the expected term of the option and (iv) pre-vesting forfeiture rates. The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior. The expected volatility of the price of the underlying stock is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant. Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures. The following table sets forth the assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected stock price volatility	81.8%	81.9%	81.5%-81.9%	81.9%-82.2%
Weighted average expected volatility	81.9%	81.9%	81.5%	82.1%
Risk-free interest rate	3.32%	4.88%	2.57%- 3.50%	4.55%-4.88%
Expected life of options (years)	6.4	5.0	6.4	5.0
Expected dividend yield	0%	0%	0%	0%

As of June 30, 2008, the total unrecognized compensation cost related to non-vested stock options was approximately $42.0 million.  This cost is expected to be recognized over a weighted average period of 2.1 years.

Deferred Compensation

The Company maintains deferred compensation programs, under which each of the Company’s executive officers elected to have a portion of their bonuses, which were otherwise payable in cash, converted to restricted stock units representing shares of the Company’s common stock. Participants in the deferred compensation programs could elect to defer up to 50% of their respective bonuses. The number of restricted stock units awarded upon such conversion was determined by dividing (i) the amount of the bonus to be converted by (ii) the fair market value of the Company’s common stock on the grant date. Participants in the deferred compensation programs elected to defer receipt of the common stock portion of their bonuses until the earlier of three years from the grant date or the participant’s termination from the Company. The bonus portion deferred by each of the participants is matched on a 1:1 basis by the Company and 25% of the match is vested as of the respective grant dates. So long as a participant remains employed by the Company, an additional 25% of the Company’s matching contribution vests on each anniversary of the respective grant dates for the next three years. All benefits under each of the deferred compensation programs are distributed in a single payment and will be paid exclusively in the form of shares of the Company’s common stock. The Company’s matching contribution was approximately $0.2 million and $0.1 million for the three month periods ended June 30, 2008 and 2007, respectively, and $0.3 million and $0.1 million for the six month periods ended June 30, 2008 and 2007, respectively.

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

As part of the collaboration, BMS is responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of products intended solely for regulatory approval in the United States, and BMS will be fully responsible for all development efforts that relate solely to regulatory approval in Europe and other parts of the world. Approximately $3.2 million and $3.9 million of the Company’s revenue for the three month periods ended June 30, 2008 and 2007, respectively, and approximately $6.6 million and $7.9 million of the Company’s revenue for the six month periods ended June 30, 2008 and 2007, respectively, represented the reimbursement of 65% of the Company’s costs associated with the development of ipilimumab recorded in accordance with EITF 99-19.  The Company’s share of the BMS development costs for the three month periods ended June 30, 2008 and 2007 was approximately $6.7 million and $5.6 million, respectively, and the Company’s share of the BMS development costs for the six month periods ended June 30, 2008 and 2007 was approximately $13.1 million and $10.8 million, respectively.

Under the terms of the collaboration, the Company has the option to co-promote any product in the U.S.  If the Company exercises a co-promotion option with respect to a product for use in the first cancer indication for which an initial regulatory approval filing is accepted by the U.S. Food and Drug Administration (“FDA”), the Company will have the right and obligation to co-promote such product for use in all cancer indications, even if

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

such indications are the subject of additional filings or approvals, and even if the Company opted-out of the development of any such indication.  Even if the Company elects to co-promote a product for cancer indications, however, the Company would need to exercise a separate option to co-promote that product with respect to any indication other than cancer.  If the Company does not exercise its co-promotion option with respect to a product for use in the first cancer indication for which an initial regulatory approval filing is accepted by the FDA, then the Company will not have the right or obligation to co-promote such product for any cancer indications, unless the filing for that first cancer indication is not approved by the FDA.

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

As part of the collaboration, BMS made a cash payment to the Company on January 21, 2005 of $25.0 million and also purchased 2,879,223 shares of the Company’s common stock at a purchase price equal to $8.6829 per share for an aggregate purchase price of $25.0 million.

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

Through June 30, 2008, the Company has not made any milestone payments to Kirin. However, approximately $2.8 million has been paid to Kirin as of June 30, 2008 representing a payment due Kirin as a result of the Company’s collaboration with Pfizer. Based on products the Company is developing, which use or the Company believes may use Kirin technology and that (i) are currently in clinical trials, or (ii) the Company anticipates may enter clinical trials by the end of 2009, the Company may be required to make milestone

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

payments to Kirin aggregating up to approximately $8.5 million with respect to such products. The Company’s future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

Other Contingent Arrangements

The Company has entered into a number of other agreements that contain in-licenses of third-party technology (in addition to Kirin) which may be used together with the Company’s own platform technologies for the generation, development and/or manufacture of its antibody products. In addition, the Company has entered into other third-party agreements that contain in-licenses associated with antibody products that target specific antigens. Many of these agreements contain milestones payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of the Company’s products currently under development trigger such milestone payments. Through June 30, 2008, the Company has made milestone payments under these agreements of approximately $1.7 million. In addition, under the agreements the Company currently has in place (other than with Kirin), based on a total of 11 products the Company is developing for which milestones are potentially due and that (i) are now in clinical trials or (ii) which the Company anticipates may enter clinical trials before the end of 2009, the Company may be obligated to make future milestone payments aggregating up to approximately $63.9 million with respect to such products. In general, potential milestone payments for antibody product candidates may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these milestone payments per product include:

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

8.                       Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the fair value of the Company’s marketable securities and foreign exchange translation adjustments. The following table sets forth the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(53,099)	$(40,954)	$50,213	$69,311
Unrealized gain (loss) on securities	(31,544)	14,973	(50,156)	(34,449)
Unrealized gain (loss) on foreign exchange	—	1,960	(2,572)	2,045
Total comprehensive income (loss)	$(84,643)	$(24,021)	$(2,515)	$36,907

9.        Segment Information

The Company is an integrated monoclonal antibody-based company with antibody discovery, development and clinical manufacturing capabilities. The operations of the Company and its subsidiaries constitute one business segment.

Revenue from partners representing 10% or more of total revenues is as follows:

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
Partner	2008	2007	2008	2007
Bristol-Myers Squibb	40%	40%	38%	41%
Pfizer	28%	26%	26%	24%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” that are subject to risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements preceded by, followed by or that otherwise include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans”, “forecasts”, “is likely to”, “projected” and similar expressions or future conditional verbs such as “should”, “would”, “may”, and “could” are generally forward-looking in nature and not historical facts. You should not place undue reliance on any such forward-looking statements as such statements speak only as of the date on which they are made, and we undertake no duty to  update them to reflect changes that occur after the date they are made.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of fully human antibody-based therapeutic products.  Our UltiMAb Human Antibody Development System® includes (i) our HuMAb-Mouse® technology, (ii) Kirin’s TC Mouse™ technology, and (iii) the KM-Mouse® technology, a cross-bred mouse that combines the characteristics of our HuMAb-Mouse® with those of the TC Mouse™.  In total these technologies and the human antibodies they produce constitute our UltiMAb® technology. We believe that our UltiMAb® technology  platform enables us to rapidly create and develop such products for a wide range of diseases, including cancer, inflammation, autoimmune disorders and other life-threatening and debilitating diseases.

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

A portion of our revenue is derived from licensing our fully human antibody technology to pharmaceutical and biotechnology companies. The terms of these license agreements typically include potential license fees and a series of potential milestone payments commencing upon the initiation of clinical trials and continuing through commercialization. These payments may total $7 million to $10 million per product if the antibody receives approval from the U.S. Food and Drug Administration, or FDA, and equivalent foreign agencies. In general under these license agreements, we are also entitled to receive royalties on product sales. Additional revenue may be earned from the sales to, and, in some cases, the manufacturing of antibodies for, our partners, as well as from government grants.

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

We have a history of operating losses and may not achieve profitability. As of June 30, 2008, we had an accumulated deficit of approximately $940.5 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our potential products, invest in research, move forward with our product development and prepare to commercialize our product(s). Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional potential product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our products progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or sales of stock of partners in which we have an equity ownership or delay, reduce or eliminate certain of our research and development programs.

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

•                          Revenue from milestone payments is recognized when each milestone is achieved, when collectibility of such milestone payment is assured and we have no future performance obligations relating to that event. Milestone payments are triggered either by the results of our research efforts or by the efforts of our partners and include such events as submission of an IND, commencement of Phase 1, 2 or 3 clinical trials, submission of a BLA, and regulatory approval of a product. Milestone payments are substantially at risk at the inception of an agreement.

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

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than AVANT and Genmab) are classified as marketable securities on our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded (other than AVANT and Genmab) represented approximately 1.4% and 0.8% of total marketable securities as of June 30, 2008 and December 31, 2007.

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

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in a separate line item in our consolidated balance sheet entitled “Investments in, and advances to, other partners” and were approximately $6.0 million as of June 30, 2008. These securities are carried at original investment cost and adjusted for other than temporary impairment charges, if any. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, management of these companies, financial statements, and other external sources.  Specifically, our determination of any potential impairment of the value of privately-held securities includes an analysis of the following for each company on a periodic basis:  review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives.  Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

Future adverse changes in market conditions or adverse changes in financial condition and/or operating results of the companies in which we invest that may not be reflected in an investment’s current carrying value may also require an impairment charge in the future.

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“Statement No. 157”).  Statement No. 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value instruments.  In accordance with Statement No. 157, we have categorized our financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy.  We do not have any financial liabilities that are required to be measured at fair value on a recurring basis.  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

•                  Level 1 – Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which we have the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

•                  Level 2 – Financial assets whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•                  Level 3 – Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.  We do not currently have any Level 3 financial assets.

Stock-Based Compensation Expense

Prior to January 1, 2006, we accounted for our 2005 Equity Incentive Plan, as amended, or the Plan, under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25 and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, or Statement No. 123.  Compensation expense was recognized in the consolidated statement of operations for all stock option grants under the Plan that had an exercise price which was less than the fair market value of the underlying common stock on the grant date. However, no compensation expense was recorded in the financial statements for all stock options grants with an exercise price equal to the fair market value of the underlying common stock on the date of grant.

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

The fair value of each option grant is estimated using the Black-Scholes option pricing method.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (generally 4 years).  Use of a valuation model requires management to make certain assumptions with respect to selected model inputs.  In order to estimate the grant date fair value, option pricing models require the use of estimates and assumptions as to (i) the expected term of the option, (ii) the expected volatility of the price of the underlying stock, (iii) the risk free interest rate for the expected term of the option and (iv) pre-vesting forfeiture rates.  The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior.  The expected volatility of the price of the underlying stock is based on the historical volatility of our common stock.  The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant.  Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures.  The following table sets forth the assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	81.8%	81.9%	81.5%-81.9%	81.9%-82.2%
Weighted average expected volatility	81.9%	81.9%	81.5%	82.1%
Risk free interest rate	3.32%	4.88%	2.57%-3.50%	4.55%-4.88%
Expected life of options (years)	6.4	5.0	6.4	5.0

Our results of operations for the three month periods ended June 30, 2008 and 2007 include share based compensation expense of approximately $6.2 million and $5.1 million, respectively.  Our results of operations for the six month periods ended June 30, 2008 and 2007 include incremental share based compensation expense of approximately $11.5 million and $9.0 million, respectively.  As of June 30, 2008, the total unrecognized compensation cost related to non-vested stock options was approximately $42.0 million.  This cost is expected to be recognized over a weighted average period of 2.1 years.

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

Results of Operations

Three months ended June 30, 2008 and 2007

Contract and License Revenues

Contract and license revenues totaled $5.5 million and $6.4 million for the three month periods ended June 30, 2008 and 2007, respectively, a decrease of $0.9 million, or 14%.  The decrease relates primarily to decreased research licenses granted in 2008 as compared to 2007. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $0.4 million and $0.4 million for the three month periods ended June 30, 2008 and 2007, respectively.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19.  Reimbursement of development costs totaled $4.1 million and $5.0 million for the three month periods ended June 30, 2008 and 2007, respectively, a decrease of $0.9 million, or 19%, and these costs related primarily to the development of ipilimumab with Bristol-Myers Squibb Company or BMS.

Research and Development Expenses

Research and development expenses for our products in development were $52.6 million and $45.3 million for the three month periods ended June 30, 2008 and 2007, respectively, an increase of $7.3 million, or 16%. Historically, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We track our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Three Months Ended June 30,
	2008	2007
Research	$14,909	$14,036
Product Development	37,665	31,237
Total	$52,574	$45,273

Research Costs

Research costs for the three month period ended June 30, 2008 increased by $0.9 million, or 6%, as compared to the three month period ended June 30, 2007. The increase in research costs primarily relates to the following:

•           Personnel costs for the three month period ended June 30, 2008 were $6.3 million, an increase of $0.7 million, or 12%, as compared to the three month period ended June 30, 2007. The increase reflects additional staff needed to support higher levels of new product development opportunities, the continued development of our UltiMAb system, and the performance of contract services for our collaborative partners.  Personnel costs include salary, benefits, stock based compensation, payroll taxes and recruiting costs. We expect personnel costs to continue to increase as we continue to increase our research activities.

Product Development Costs

Product development costs for the three month period ended June 30, 2008 increased by $6.4 million, or 21%, as compared to the three month period ended June 30, 2007.  The increase in product development costs primarily relates to the following:

•                                  Our share of partners’ product development costs for the three month period ended June 30, 2008 was $10.4 million, an increase of $4.2 million, or 67%, as compared to the three month period ended June 30, 2007. These costs primarily represent our share (35%) of the BMS costs for the development of ipilimumab.  We expect our 35% share of BMS’s costs related to the development of ipilimumab to increase in the future as BMS continues to increase its development activities related to ipilimumab.

•                                  Contract manufacturing and outside labor costs for the three month period ended June 30, 2008 were $2.7 million, an increase of $1.3 million, or 93%, as compared to the three month period ended June 30, 2007. This increase in third party contract manufacturing costs primarily represents production and packaging expenses related to our antibody drug conjugate product candidates.  The increase in outside labor costs primarily represents costs incurred related to the anticipated filing of a BLA for ipilimumab.

•                                  Clinical research fees for the three month period ended June 30, 2008 were $5.3 million, an increase of $0.7 million, or 16%, as compared to the three month period ended June 30, 2007. This increase resulted primarily from increased clinical trial activity related to MDX-1100 and the initiation of Phase 1 clinical trials for MDX-1342. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $12.4 million and $10.6 million for the three month periods ended June 30, 2008 and 2007, respectively, an increase of $1.8 million, or 18%.  The increase is primarily attributable to approximately $1.0 million in personnel costs and approximately $1.3 million in non-cash stock based compensation expense, offset in part by approximately $0.4 million in lower consulting fees.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate for the three month period ended June 30, 2008 of $3.5 million represents our share of AVANT’s net loss.  Beginning on March 7, 2008 we began to account for our investment in AVANT under the equity method of accounting in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock (see Note 2 to the consolidated financial statements for further information).  The recognition of our share of AVANT’s net losses reduces the carrying value, or basis, of our investment in AVANT.

Interest and Dividend Income and Realized Gains

Interest and dividend income and realized gains consist primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income and realized gains were $7.0 million and $5.5 million for the three month periods ended June 30, 2008 and 2007, respectively, an increase of $1.5 million, or 28%.  Included in interest and dividend income and realized gains for the three month period ended June 30, 2008 is a gain on the sale of a portion of our AVANT common stock of approximately $3.3 million.  Excluding the impact of this gain, interest and dividend income would have decreased by $1.8 million, or 32%.  This decrease primarily reflects lower interest rates earned on our investment portfolio.

Impairment Loss on Investments in Partners

We have investments in several partners whose securities are not publicly traded.  Because these securities are not publicly traded, the value of these investments is inherently more difficult to estimate than investments in publicly traded companies.  We recorded impairment charges of $0 and $2.1 million for the three month periods ended June 30, 2008 and 2007, respectively, related to investments in certain of our partners whose securities are not publicly traded.  If we deem any of our investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

 Interest Expense

Interest expense for the three month periods ended June 30, 2008 and 2007 relates primarily to interest and amortization of issuance costs on our 2.25% Convertible Senior Notes issued in May 2004, or the 2.25% notes. Interest expense was $1.5 million and $1.5 million for the three month periods ended June 30, 2008 and 2007, respectively.

Minority Interest—Celldex

Minority interest in loss of Celldex was $0 and $1.3 million for the three month periods ended June 30, 2008 and 2007, respectively.  Minority interest in loss of Celldex for the three month period ended June 30,

2007 represents 40% of Celldex’s net loss for such period.  Celldex’s results of operations for the three month period ended June 30, 2007 have been consolidated for reporting purposes and the $1.3 million (the portion of Celldex’s net loss not attributable to us) is recorded as a reduction of our expenses.

As a result of Celldex’s merger with AVANT, beginning March 7, 2008 we began to account for our investment in AVANT under the equity method of accounting (see Note 2 to the consolidated financial statements for further information).

Six months ended June 30, 2008 and 2007

Contract and License Revenues

Contract and license revenues totaled $12.6 million and $12.3 million for the six month periods ended June 30, 2008 and 2007, respectively, an increase of $0.3 million, or 3%.  Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $1.2 million and $1.5 million for the six month periods ended June 30, 2008 and 2007, respectively, a decrease of $0.3 million, or 17%. This decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in the first half of 2008 as compared to the first half of 2007.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19.  Reimbursement of development costs totaled $8.1 million and $9.5 million for the six month periods ended June 30, 2008 and 2007, respectively, a decrease of $1.4 million, or 15%, and these costs related primarily to the development of ipilimumab with Bristol-Myers Squibb Company or BMS.

Research and Development Expenses

Research and development expenses for our products in development were $101.9 million and $92.3 million for the six month periods ended June 30, 2008 and 2007, respectively, an increase of $9.6 million, or 10%. Historically, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We track our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Six Months Ended June 30,
	2008	2007
Research	$28,827	$29,110
Product Development	73,039	63,185
Total	$101,866	$92,295

Research Costs

Research costs for the six month period ended June 30, 2008 decreased by $0.3 million, or 1%, as compared to the six month period ended June 30, 2007.

Product Development Costs

Product development costs for the six month period ended June 30, 2008 increased by $9.9 million, or 16%, as compared to the six month period ended June 30, 2007.  The increase in product development costs primarily relates to the following:

•                                  Our share of partners’ product development costs for the six month period ended June 30, 2008 was $16.8 million, an increase of $3.8 million, or 30%, as compared to the six month period ended June 30, 2007. These costs primarily represent our share (35%) of the BMS costs for the development of ipilimumab.  We expect our 35% share of BMS’s costs related to the development of ipilimumab to increase in the future as BMS continues to increase its development activities related to ipilimumab.

•                                  Contract manufacturing and outside labor costs for the six month period ended June 30, 2008 were $5.0 million, an increase of $2.7 million, or 113%, as compared to the six month period ended June 30, 2007. This increase in third party contract manufacturing costs primarily represents production and packaging expenses related to our antibody drug conjugate product candidates.  The increase in outside labor costs primarily represents costs incurred related to the anticipated filing of a BLA for ipilimumab.

•                                  Clinical research fees for the six month period ended June 30, 2008 were $11.3 million, an increase of $2.2 million, or 25%, as compared to the six month period ended June 30, 2007. This increase resulted primarily from increased clinical trial activity related to MDX-1100 and the initiation of Phase 1 clinical trials for MDX-1342. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

We expect product development costs to increase in the future as more of our product candidates enter clinical trials. In addition, we may be obligated to make milestone payments on certain of our product candidates as they progress through the clinical trial process.

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $24.8 million and $21.9 million for the six month periods ended June 30, 2008 and 2007, respectively, an increase of $2.9 million, or 14%.  The increase is primarily attributable to approximately $2.9 million in personnel costs and approximately $3.2 million in non-cash stock based compensation expense, offset in part by approximately $2.8 million in lower legal and consulting fees.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate for the six month period ended June 30, 2008 of $5.3 million represents our share of AVANT’s net loss.  Beginning on March 7, 2008 we began to account for our investment in AVANT under the equity method of accounting in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock (see Note 2 to the consolidated financial statements for further information).  The recognition of our share of AVANT’s net losses reduces the carrying value, or basis, of our investment in AVANT.

Interest and Dividend Income and Realized Gains

Interest and dividend income and realized gains consist primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income and realized gains were $11.6 million and $10.3 million for the six month periods ended June 30, 2008 and 2007, respectively, an increase of $1.3 million, or 12%.  Included in interest and dividend income and realized gains for the six month period ended June 30, 2008 is a gain on the sale of a portion of our AVANT common stock of approximately $3.3 million.  Excluding the impact of this gain, interest and dividend income would have decreased by $2.0 million, or 20%.  This decrease primarily reflects lower interest rates earned on our investment portfolio.

Gain on Sales of Genmab Stock

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

Impairment Loss on Investments in Partners

We have investments in several partners whose securities are not publicly traded.  Because these securities are not publicly traded, the value of these investments is inherently more difficult to estimate than investments in publicly traded companies.  We recorded impairment charges of $0 and $2.1 million for the six month periods ended June 30, 2008 and 2007, respectively, related to investments in certain of our partners whose securities are not publicly traded.  If we deem any of our investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments

Interest Expense

Interest expense for the six month periods ended June 30, 2008 and 2007 relates primarily to interest and amortization of issuance costs on our 2.25% notes. Interest expense was $3.1 million and $3.1 million for the six month periods ended June 30, 2008 and 2007, respectively.

Minority Interest—Celldex

Minority interest in loss of Celldex was $0 and $2.9 million for the six month periods ended June 30, 2008 and 2007, respectively.  Minority interest in loss of Celldex for the six month period ended June 30, 2007 represents 40% of Celldex’s net loss for such period.  Celldex’s results of operations for the six month period ended June 30, 2007 have been consolidated for reporting purposes and the $2.9 million (the portion of Celldex’s net loss not attributable to us) is recorded as a reduction of our expenses.

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

At June 30, 2008, we had $426.7 million in cash, cash equivalents and marketable securities (other than Genmab).  We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities to preserve principal.  In addition, as of June 30, 2008, the fair value of our investment in Genmab, which is classified as marketable securities, was approximately $87.1 million.

In February 2008, we completed the sale of 2,500,000 shares of Genmab through a block trade. We received net proceeds of approximately $151.8 million from such block trade. As a result of this transaction, our ownership percentage in Genmab was reduced to approximately 5.1%.

Cash Used in Operating Activities

Cash used in operating activities was $85.4 million and $77.4 million for the six month periods ended June 30, 2008 and 2007, respectively. This reflects an increase of $8.0 million in 2008 as compared to the same period in 2007 and was primarily the result of increased research and development expenses as described in “Results of Operations.”

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $170.3 million and $57.2 million for the six month periods ended June 30, 2008 and 2007, respectively.  The increase in cash provided by investing activities was $113.1 million and was primarily the result of the following factors:

•                  Proceeds from the sale of Genmab stock were $151.8 million and $152.1 million for the six month periods ended June 30, 2008 and 2007, respectively.

•                  Purchases of marketable securities totaled $60.2 million and $152.1 million for the six month periods ended June 30, 2008 and 2007, respectively.  The 2008 and 2007 purchases were made with proceeds received from the respective sales of our Genmab stock.

•                  Sales and maturities of marketable securities were $77.3 million and $60.2 million for the six month periods ended June 30, 2008 and 2007, respectively.  Proceeds from sales and maturities of marketable securities in 2008 and 2007 were primarily used to fund operations and capital expenditures.

Cash Provided by Financing Activities

Cash provided by financing activities was $3.2 million and $12.0 million for the six month periods ended June 30, 2008 and 2007, respectively.  Cash provided by financing activities for the six month periods ended June 30, 2008 and 2007 primarily represents cash received from the exercise of stock options.

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

Through June 30, 2008, we have not made any milestone payments to Kirin although approximately $2.8 million has been paid to Kirin as of June 30, 2008 representing a payment due Kirin as a result of our collaboration with Pfizer. Based on products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials or (ii) we anticipate may enter clinical trials by the end of 2009, we may be required to make milestone payments to Kirin aggregating up to approximately $8.5 million with respect to such products. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through June 30, 2008, we have made milestone payments of approximately $1.7 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of 11 products we are developing for which milestones are potentially due and that (i) are now in clinical trials or (ii) which we anticipate may enter clinical trials before the end of 2009, we may be obligated to make future milestone payments aggregating up to approximately $63.9 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

Recently Issued Accounting Pronouncements

In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the requirements of EITF 07-1; however we do not believe that adoption of EITF 07-1 will have a significant impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (Statement No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Statement No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. Statement No. 160 also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. Statement No. 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Statement No. 160 applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the requirements of Statement No. 160; however we do not believe that adoption of Statement No. 160 will have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (FSP APB 14-1).  FSP APB 14-1 requires the issuer of certain debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires retroactive application to all periods presented and does not grandfather existing instruments.  We are currently evaluating the impact, if any, of FSP APB 14-1 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We do not use derivative financial instruments in our investment portfolio. We regularly invest excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. Government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased or sold using established markets. We believe that the market risk arising from our holdings of these financial instruments is minimal. We do not have exposure to market risks associated with changes in interest rates, as we have no variable interest rate debt outstanding. Although we do not believe we have any material exposure to market risks associated with interest rates, we may experience reinvestment risk as fixed income securities mature and are reinvested in securities bearing lower interest rates.

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

As a result, this “credit crisis” may have a potential impact on the determination of the fair value of financial instruments or possibly require impairments in the future should the value of certain investments suffer a decline in value which is determined to be other than temporary. We currently do not believe that any change in the market value of fixed income investments in our portfolio is material, nor does it warrant a determination that there was anything other than temporary impairment.

We may be exposed to exchange conversion differences in translating the value of our investment in Genmab to U.S. dollars. Depending upon the relative strengthening or weakening of the U.S. dollar, the conversion difference could be significant.  Notwithstanding that, we do not use derivative financial instruments to try to mitigate this foreign currency exchange rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  Our principal executive officer and principal financial officer reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2008 our disclosure controls and procedures were effective in ensuring that all material information required to be included in this Quarterly Report on Form 10-Q was made known to them in a timely fashion.

Changes in Internal Control Over Financial Reporting: Such evaluation did not identify any significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our Form 10-Q filed on May 12, 2008 with the SEC for the quarter ended March 31, 2008.

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

We have incurred large operating losses, and we anticipate that these losses will continue for the foreseeable future. In particular, as of June 30, 2008, we had an accumulated deficit of approximately $940.5 million. Our net loss was $27.1 million for the year ended December 31, 2007.  Our net loss for the year ended December 31, 2007 included a realized gain of approximately $152.1 from the sale of a portion of our Genmab stock.  Excluding this realized gain, our net loss for the year ended December 31, 2007 would have been $179.2 million.  Although we recorded net income of $50.2 million for the six month period ended June 30, 2008 (which was the result of the sale of a portion of our Genmab stock) our operating loss for the period was $104.7 million. Our losses have resulted principally from:

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. The risk is relevant for us because our market price has experienced a decline due, in part, to announcements regarding top-line results and the subsequent delay of the Biologics License Application, or BLA, for ipilimumab in December 2007 and April 2008, respectively. If we faced such litigation, while we would vigorously contest, it could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our business.

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

Due to the size of our equity interest in AVANT as a result of its merger with Celldex, we are currently (beginning March 7, 2008) required to account for our interest in AVANT under the equity method of accounting, which provides that we must include a portion of AVANT’s income and losses equal to our percentage equity interest in AVANT in our consolidated financial statements.  For the six month period ended June 30, 2008, our share of AVANT’s net loss was approximately $5.3 million.

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

•       recommendations by the FDA or other regulatory authorities against governmental contracts; and

•       criminal prosecutions.

In certain cases, we expect to rely on our partners to file Investigational New Drug Applications (INDs) with the FDA and to direct the regulatory approval process for product candidates employing our human antibody technology. Our partners may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for their product candidates employing our human antibody technology. If they fail to obtain required governmental approvals, our partners will be delayed or precluded from marketing these products. As a result, commercial use of products employing our technology will not occur and our business, financial condition and results of operations may be materially harmed.

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

Once a product is approved, numerous post-approval requirements apply. Among other things, the holder of an approved BLA or New Drug Application, or NDA, is subject to periodic and other FDA monitoring and reporting obligations, including obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the BLA or NDA.  Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials.  New legal requirements have also been enacted to require disclosure of clinical trial results on publicly available databases.

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

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.  We protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.  Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued or, if issued, may not be held enforceable.  The products and product candidates currently being developed or considered for development are in the area of biotechnology, an area in which there are extensive patent filings. We rely on patent protection against use of our proprietary products and technologies by competitors. The patent position of biotechnology intellectual property generally is highly uncertain and involves complex legal and factual questions.  Therefore, we cannot predict with certainty the breadth of claims that may be allowed in biotechnology and pharmaceutical patents, or their enforceability.  To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents.

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

Even though we own issued patents and pending applications and have received licenses pertaining to the HuMAb-Mouse® and the KM-Mouse® technologies, this does not mean that we and our licensees of the HuMAb-Mouse® and the KM-Mouse® technologies will have exclusive rights to antibodies against all targets that are made using these technologies, or that we or our licensees will have the right to make, develop, use or sell such antibodies.

Our patents and applications covering the HuMAb-Mouse® and the KM-Mouse® technologies include patents and applications that cover particular human antibodies. These patents do not cover all human antibodies.  Our patents may not protect against the importation of products, such as antibodies, made using the HuMAb-Mouse® or KM-Mouse® technologies.

We do not have exclusive access to the patents underlying the HuMAb-Mouse® technology. In March 1997, prior to our acquisition of GenPharm, GenPharm entered into a cross-license and settlement agreement with Abgenix, Cell Genesys, Inc., Xenotech, L.P. and Japan Tobacco, Inc., pursuant to which Abgenix and these entities paid GenPharm a total of approximately $38.6 million in exchange for a non-exclusive license to certain patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies that are integral to our product candidates and business. These patents, patent applications, third party licenses and inventions form the basis of our HuMAb-Mouse® technology.  Abgenix merged with Amgen in 2006.  As a result, Amgen may have access to such patents, patent applications, third party licenses and inventions. Our business may suffer from the competition of these entities and their licensees and sublicensees.

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

With respect to third party patent rights, we are aware of a U.S. patent owned by Genentech, relating to the production of recombinant antibodies in host cells.  The U.S. Patent and Trademark Office, or USPTO, is currently reexamining the patentability of this patent and has twice rejected Genentech’s claims. The claims were rejected, and Genentech has announced its intent to respond to the rejections and, if necessary, to appeal.  Upon completion of any appeal that might take place, the rejection of the patentability of such claims could be reversed.  The appeal processes could take several years to complete.

We currently produce our product candidates and our partners’ product candidates using recombinant antibodies from host cells and may choose to produce additional product candidates in this manner.  If any of our antibody product candidates are produced in a manner subject to claims in the Genentech patent that survive the re-examination and any appeal processes, then we may need to obtain a license from Genentech, should one be available.  We have a license to this patent from Genentech for our anti-CTLA-4 product candidate (ipilimumab) but currently do not have licenses for any of our other antibody product candidates.  If we desire a license for any of our other antibody product candidates and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to use Genentech’s techniques to make recombinant antibodies in or to import them into the United States.

In addition to this challenge to the validity of this Genentech patent through re-examination process at the USPTO, MedImmune, a licensee of the patent, filed a complaint in Federal District Court alleging that the patent is invalid.  MedImmune’s standing to prosecute this complaint as a non-breaching licensee was challenged by Genentech, but a recent Supreme Court ruling on the matter has resulted in MedImmune’s standing being upheld.  The case has since been settled between the parties. However, as a result of the Supreme Court ruling, it may now be possible for licensees of our patents to challenge the validity of the patents that we have licensed to them.

In addition to Genentech’s patent, we are also aware of certain U.S. patents held by third parties relating to antibody expression in particular types of host cells, including Chinese hamster ovary, or CHO, cells, including certain media preparations and their use for culturing CHO cells, and particular antibody formulations, any of which may be relevant to our current or future manufacturing techniques.  If we determine that we need a license to these or other patents relating to methods of making antibodies and are unable to obtain licenses on commercially reasonable terms or at all, we may be restricted in our ability to use these methods to make antibodies or to import the antibodies into the United States.

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

Risks Related to Our Common Stock

Our stock price may be volatile.

Historically, there has been significant volatility in the market prices of biotechnology companies’ securities. During the two-year period ended June 30, 2008, the sale prices of our common stock ranged between $6.57 and $18.23.  Various factors and events may have a significant impact on the market price of our common stock. These factors include, by way of example:

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

As of July 31, 2008, we had 19,484,977 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our equity incentive plans having a weighted average exercise price of $10.11 per share and we had reserved 11,637,604 shares of common stock for issuance pursuant to future grants of options under our equity incentive plans. We have filed registration statements on Form S-8 under the Securities Act of 1933, as amended, covering all of these shares with the exception of the 9,000,000 shares discussed in the following paragraph. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

At our annual meeting of shareholders held on May 15, 2008, our shareholders approved an amendment to our 2005 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 9,000,000 shares.  We intend to file a registration statement on Form S-8 under the Securities Act covering these additional shares, and such registration statement will become effective upon filing.  Shares issued upon the exercise of options related to such additional shares, other than shares issued to affiliates, will be freely tradeable in the open market.  Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

As of July 31, 2008, we had reserved 340,294 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 under the Securities Act covering all of those shares. All shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ Global Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of July 31, 2008, we had 10,936,935 shares of common stock reserved for issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. As of July 31, 2008, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

Item 4.    Submission of Matters to a Vote of Security Holders

         At our annual meeting of shareholders held on May 15, 2008, our shareholders elected:  (i) three Class II Directors each to serve for a term to expire in 2011 and (ii) one Class I Director to serve for a term to expire in 2009.  Our shareholders also voted to amend and restate our 2005 Equity Incentive Plan to, among other changes, increase the aggregate number of shares of common stock authorized for issuance thereunder by 9,000,000 shares, and to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2008. Out of the 127,540,055 eligible votes, the following votes were cast at the meeting either by proxies solicited in accordance with Section 14 of the Securities Exchange Act of 1934, as amended, and the regulations set forth thereunder, or by securities holders voting in person. With respect to the election of directors, abstentions are treated as votes withheld and are included in the table:

Proposal 1

          Nominees for Directors

	Votes For	Votes Withheld
Directors—Class II
Dr. Patricia M. Danzon	79,908,020	22,245,977
Mr. Robert C. Dinerstein	87,801,122	14,352,875
Mr. Howard H. Pien	86,744,489	15,409,508

Directors—Class I
Dr. Marc Rubin	87,792,681	14,361,316

The following persons are incumbent directors whose terms of office continued after the Annual Meeting of Shareholders:

Class I Terms Expiring in 2009	Class III Terms Expiring in 2010
Dr. Ronald J. Saldarini	Mr. Abhijeet J. Lele
Mr. Charles R. Schaller	Dr. Julius A. Vida

Proposal 2

Approval of an amendment and restatement to the 2005 Equity Incentive Plan to, among other changes, increase the aggregate number of shares authorized for issuance under the plan by 9,000,000 shares:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
55,895,889	16,448,884	296,027	29,513,197

Proposal 3

          Appointment by the Board of Directors of the selection of Ernst & Young LLP as Independent Registered Public Accounting Firm for 2008:

FOR	AGAINST	ABSTAIN
97,462,232	5,064,631	627,134

Item 6. Exhibits

Exhibits:

10.5†	Medarex, Inc. 2005 Equity Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.121 to the Registrant’s Current Report on Form 8-K, filed May 20, 2008.
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Indicates management contract or compensatory plan.

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDAREX, INC. (Registrant)

Date:	August 5, 2008	By:	/s/ HOWARD H. PIEN
Howard H. Pien President and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2008	By:	/s/ CHRISTIAN S. SCHADE
Christian S. Schade Senior Vice President Finance & Administration, Chief Financial Officer (Principal Financial and Accounting Officer)