Form 10-Q
period 2008-09-30
MEDAREX INC
filed 2008-11-04
CIK 874255

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting Company)	Smaller Reporting Company ☐

Indicate by check ☒ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2008
Common Stock, $.01 par value	128,331,695

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$91,758	$37,335
Marketable securities	296,641	311,437
Marketable securities – Genmab	—	152,000
Prepaid expenses and other current assets	15,898	29,013
Total current assets	404,297	529,785

Property, buildings and equipment:
Land	6,780	6,780
Buildings and leasehold improvements	86,584	87,217
Machinery and equipment	69,664	68,729
Furniture and fixtures	4,930	5,122
	167,958	167,848
Less accumulated depreciation and amortization	(95,831)	(87,923)
	72,127	79,925

Marketable securities – Genmab	131,704	139,165
Investment in AVANT (now Celldex Therapeutics)	4,996	—
Investments in, and advances to, other partners	6,040	6,040
Segregated securities	1,300	1,530
Other assets	1,852	3,415
Total assets	$622,316	$759,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,011	$7,579
Accrued liabilities	32,429	47,194
Deferred contract revenue - current	28,414	26,872
Total current liabilities	66,854	81,645

Deferred contract revenue - long-term	76,476	85,103
Other long-term liabilities	4,715	4,351
2.25% Convertible senior notes due May 15, 2011	144,949	143,505

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 128,295,842 shares issued and 128,262,002 shares outstanding at September 30, 2008 and 127,453,308 shares issued and 127,419,468 shares outstanding at December 31, 2007	1,283	1,275
Capital in excess of par value	1,185,738	1,145,453
Treasury stock, at cost 33,840 shares in 2008 and 2007	(85)	(85)
Accumulated other comprehensive income	128,579	289,334
Accumulated deficit	(986,193)	(990,721)
Total shareholders’ equity	329,322	445,256
Total liabilities and shareholders’ equity	$622,316	$759,860

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Contract and license revenues	$5,973	$6,758	$18,599	$19,054
Contract and license revenues from Genmab	291	215	1,540	1,717
Reimbursement of development costs	3,944	5,454	12,032	14,990
Total revenues	10,208	12,427	32,171	35,761

Costs and expenses:
Research and development	44,153	49,165	146,019	141,460
General and administrative	11,068	13,149	35,912	35,020
Acquisition of in-process technology	—	6,900	—	6,900
Total costs and expenses	55,221	69,214	181,931	183,380
Operating loss	(45,013)	(56,787)	(149,760)	(147,619)

Equity in net loss of affiliate	(2,813)	—	(8,144)	—
Interest and dividend income and realized gains	3,464	5,176	15,033	15,460
Gain on sale of Genmab stock	—	—	151,834	152,143
Impairment loss on investments in partners	—	—	—	(2,141)
Interest expense	(1,545)	(1,541)	(4,634)	(4,622)
Minority interest - Celldex	—	1,602	—	4,542
Income (loss) before provision (benefit) for income taxes	(45,907)	(51,550)	4,329	17,763
Provision (benefit) for income taxes	(222)	5	(199)	7
Net income (loss)	$(45,685)	$(51,555)	$4,528	$17,756

Net income (loss) per share:
basic	$(0.36)	$(0.41)	$0.04	$0.14
diluted	$(0.36)	$(0.41)	$0.04	$0.14

Weighted average number of common shares outstanding:
basic	128,335	127,125	128,064	126,200
diluted	128,335	127,125	128,064	128,501

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$4,528	$17,756
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	10,116	10,158
Amortization	2,139	2,489
Amortization of net bond premium/discount	(1,586)	(1,570)
Stock based compensation and vesting of restricted stock units	18,275	15,821
Equity in net loss of AVANT (now Celldex Therapeutics)	8,144	—
Gain on sale of Genmab stock	(151,834)	(152,143)
Gain on sale of AVANT stock	(3,331)	—
Impairment loss on investments in partners and other assets	—	2,141
Minority interest - Celldex	—	(4,542)
License fees purchased with stock	—	330
Changes in operating assets and liabilities
Prepaid expenses and other current assets	9,211	(995)
Trade accounts payable	(435)	(3,808)
Accrued liabilities	(12,832)	9,265
Deferred contract revenue	(5,977)	(1,351)
Net cash used in operating activities	(123,582)	(106,449)

Investing activities:
Purchase of property and equipment	(3,838)	(5,063)
Proceeds from sale of Genmab stock	151,834	152,143
Proceeds from sale of AVANT stock	4,343	—
Decrease in segregated cash	49	(2)
Purchase of marketable securities	(97,411)	(152,143)
Sales and maturities of marketable securities	115,070	96,224
Net cash provided by investing activities	170,047	91,159

Financing activities:
Cash received from sales of securities and exercise of stock options, net	4,443	13,178
Principal payments under capital lease obligations	(49)	(22)
Net cash provided by financing activities	4,394	13,156
Effect of exchange rate differences on cash and cash equivalents	(20)	837
Effect of change in accounting from consolidation to equity method	3,584	—
Net increase (decrease) in cash and cash equivalents	54,423	(1,297)
Cash and cash equivalents at beginning of period	37,335	34,511
Cash and cash equivalents at end of period	$91,758	$33,214

Non-cash investing and financing activities:
Unrealized loss on investment in Genmab	$(7,627)	$(45,281)

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$—	$35
Interest	$1,688	$1,691

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

1.                            Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Medarex, Inc. and its subsidiaries (collectively, the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods ended September 30, 2008 and 2007.

The Company’s financial statements consolidate all of its subsidiaries, including those that it controls and those in which it holds a majority voting interest.  Medarex currently owns approximately 31.6% of the outstanding common stock of AVANT Immunotherapeutics, Inc. (“AVANT”) as a result of the merger of AVANT with Celldex Therapeutics, Inc. (“Celldex”) and certain other transactions.  Prior to this merger, Medarex owned approximately 60% of the outstanding common stock of Celldex (see Note 2).  Effective October 1, 2008, AVANT changed its name to Celldex Therapeutics, Inc. (“Celldex Therapeutics”) (see Note 2).

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

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances.  The amounts of assets and liabilities reported in the Company’s consolidated balance sheets and the amounts of revenues and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for investments, revenue recognition, stock-based compensation, income taxes, loss contingencies and accounting for research and development costs. Actual results could differ from those estimates.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

Net Income (Loss) per Share

Basic and diluted net income (loss) per share are computed in accordance with SFAS No. 128, Earnings per Share. Basic net income per share is based upon the number of weighted average shares of common stock outstanding. Diluted net income per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding. Potential shares of common stock result from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock during the nine month periods ended September 30, 2008 and 2007, which are included under the treasury stock method, as well as the assumed conversion of convertible senior notes.  Convertible senior notes have been excluded from the computation of diluted income per share for the nine month periods ended September 30, 2008 and 2007, as their effect is antidilutive.  Stock options have been excluded from the computation of diluted net income per share for the nine month period ended September 30, 2008 as their effect is antidilutive. A summary of such potentially dilutive securities is as follows:

The following table sets forth the computation of basic and diluted income per share for the nine month periods ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
Income (Numerator):
Net income for basic and diluted income per share	$4,528	$17,756

Shares (Denominator):
Weighted average shares for basic income per share	128,063,740	126,200,394
Effect of dilutive securities (stock options)	—	2,300,942
Weighted average shares for diluted income per share	128,063,740	128,501,336

Basic net income per share	$0.04	$0.14
Diluted net income per share	$0.04	$0.14

Potential shares of common stock that would be issued if all outstanding stock options were exercised (17,870,181 shares), without regard to whether the outstanding stock options were “in the money”, are not included in the computation of diluted net income per share for the nine months ended September 30, 2008 because to do so would be antidilutive.

The following table sets forth potential shares of common stock that would be issued if all of the convertible notes were converted to common stock and all of the outstanding stock options were exercised, without regard to whether the convertible notes or outstanding stock options were “in the money”.  These potential shares of common stock are not included in the computation of diluted loss per share for the three month periods ended September 30, 2008 and 2007 because to do so would be antidilutive.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Convertible notes	10,936,935	10,936,935
Outstanding stock options	17,870,181	17,538,288
	28,807,116	28,475,223

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

In addition, the Company has investments in several of its partners whose securities are not publicly traded. These investments are accounted for under the cost basis.  Because these securities are not publicly traded, the Company values these investments by using information acquired from industry trends, management of these companies, such companies’ financial statements and other external sources.  Specifically, the Company’s determination of any potential impairment of the value of the privately held securities includes an analysis of the following for each company on a periodic basis:  review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives.  Based on the information acquired through these sources, the Company records an impairment charge when it believes an investment has experienced a decline in value that is considered to be other than temporary.

The Company recorded no impairment charges related to investments in partners whose securities are publicly traded for the three and nine month periods ended September 30, 2008.  The Company recorded impairment charges of $0 and $2.1 million related to investments in partners whose securities are privately held for the three and nine month periods ended September 30, 2007, respectively.  If the Company deems any of its investments to be impaired at the end of any future period, it may incur impairment charges on these investments.

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

	Level 1	Level 2	Total
Money Market Funds	$125,789	$—	$125,789
U.S. Treasury Obligations	109,644	—	109,644
U.S. Corporate Debt Securities	—	102,400	102,400
Mortgage-Backed Securities	—	39,790	39,790
Equity Securities	6,010	—	6,010
Equity Securities - Genmab	131,704	—	131,704
Total	$373,147	$142,190	$515,337

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

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard.  The Company adopted FIN 48 as of January 1, 2007, as required, and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations.  The Company did not recognize interest or penalties related to income tax during the three and nine month periods ended September 30, 2008 and 2007 and did not accrue for interest or penalties as of September 30, 2008 or December 31, 2007.  The Company did not have an accrual for uncertain tax positions as of September 30, 2008 or December 31, 2007.  Tax returns for years 2002 and thereafter are subject to future examination by tax authorities.

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

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of certain debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires retroactive application to all periods presented and does not grandfather existing instruments.  The Company is currently evaluating the impact, if any, adoption of FSP APB 14-1 will have on its consolidated financial statements.

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

On March 7, 2008, AVANT Immunotherapeutics, Inc. and Celldex merged with the combined company named AVANT Immunotherapeutics, Inc. (“AVANT”) which traded under the NASDAQ ticker symbol AVAN through September 30, 2008.

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

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

The Company recorded a non-cash change in interest gain of approximately $18.5 million during the nine month period ended September 30, 2008 associated with the change from the consolidation basis to the equity method of accounting.  Because of the uncertainty surrounding the ultimate realizability of the gain, the gain was recorded as an increase to capital in excess of par value, a component of shareholders’ equity.

In May 2008, AVANT sold 781,250 shares of its common stock to a corporate partner in connection with a license and commercialization agreement.  As a result of this sale of common stock, the Company’s ownership percentage in AVANT was reduced to approximately 33.8%.  The difference between the Company’s proportionate share of the equity and the carrying value after completion of AVANT’s sale of stock to the corporate partner was approximately $2.9 million and was accounted for in accordance with APB Opinion No. 18 and Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary.  This transaction is reflected as an increase to capital in excess of par value in the Company’s consolidated financial statements as of September 30, 2008.

In June 2008, the Company sold 351,691 shares of AVANT for $12.35 per share resulting in net proceeds of approximately $4.3 million.  The Company realized a gain of approximately $3.3 million from this transaction.  As a result of this sale of common stock, the Company’s ownership percentage in AVANT was further reduced to approximately 31.6%.

Pursuant to the Amended Certificate of Incorporation approved by its stockholders in September 2008, AVANT changed its name to Celldex Therapeutics, Inc. (“Celldex Therapeutics”) and began trading under the symbol CLDX effective October 1, 2008.

As of September 30, 2008, the Company has a receivable from AVANT (now Celldex Therapeutics) of approximately $3.0 million.

A member of the Company’s board of directors is also the chairman of the board of directors of AVANT (now Celldex Therapeutics).  As of September 30, 2008 and October 31, 2008, the market value of the Company’s investment in AVANT (now Celldex Therapeutics) was approximately $57.7 million and $38.4 million, respectively.

Summary financial information for AVANT (now Celldex Therapeutics) is as follows as of September 30, 2008 and for the period from March 7, 2008 through September 30, 2008:

Current Assets	$56,253
Non-Current Assets	22,932
Current Liabilities	18,424
Non-Current Liabilities	36,923
Revenue	4,369
Gross Profit	4,369
Net Loss	(22,930)

3.                            Equity-Based Compensation

The Company’s equity awards are governed by its 2005 Equity Incentive Plan, as amended (the “Plan”).  The purchase price of stock options under the Plan is determined in accordance with the Company’s Equity

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

Grant Policy as approved by the Board of Directors of the Company.  The term is fixed by the Compensation and Organization Committee of the Board of Directors, but no incentive stock option is exercisable after 10 years from the date of grant.  Stock options generally vest over a four year period. As of September 30, 2008, a total of 12,521,104 shares were available for future grants under the Plan.

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

Total stock based compensation expense of approximately $5.4 million for the three month period ended September 30, 2008 has been included in the consolidated statement of operations within research and development expenses ($2.6 million) and general and administrative expenses ($2.8 million).  Total stock based compensation expense of approximately $17.0 million for the nine month period ended September 30, 2008 has been included in the consolidated statement of operations within research and development expenses ($7.3 million) and general and administrative expenses ($9.7 million).

Total stock based compensation expense of approximately $6.7 million for the three month period ended September 30, 2007 has been included in the consolidated statement of operations within research and development expenses ($2.7 million) and general and administrative expenses ($4.0 million).  Total stock based compensation expense of approximately $15.3 million for the nine month period ended September 30, 2007 has been included in the consolidated statement of operations within research and development expenses ($7.5 million) and general and administrative expenses ($7.8 million).

The following summarizes all stock option transactions for the Company under the Plan for the period from January 1, 2008 through September 30, 2008.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	17,078,740	$10.67
Granted	2,808,850	$8.97
Exercised	(601,777)	$5.73
Canceled	(612,129)	$23.55
Forfeited	(803,503)	$11.67
Outstanding at September 30, 2008	17,870,181	$10.08	6.2 years	$2,957

Exercisable at end of period	11,868,724	$9.48	5.0 years	$2,957

Vested and unvested expected to vest at September 30, 2008	17,326,533	$10.04	6.4 years	$2,957

The weighted-average grant-date fair value of options granted during the nine month periods ended September 30, 2008 and 2007 were $6.48 and $10.78, respectively.  The aggregate intrinsic value of options exercised during these same periods was $5.2 million and $17.9 million, respectively.  The grant-date fair value of shares which vested during the nine month periods ended September 30, 2008 and 2007 was $17.0 million and $16.8 million, respectively.  Cash proceeds from stock options exercised during the nine month periods ended September 30, 2008 and 2007 totaled $3.5 million and $13.7 million, respectively.

The fair value of each option grant is estimated using the Black-Scholes option pricing method.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (generally 4 years).  Use of a valuation model requires management to make certain assumptions with respect to selected model inputs.  To estimate the grant date fair value, option pricing models require the use of estimates and assumptions as to (i) the expected term of the option, (ii) the expected volatility of the price of the underlying stock, (iii) the risk free interest rate for the expected term of the option and (iv) pre-vesting forfeiture rates. The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior. The expected volatility of the price of the underlying stock is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant. Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures. The following table sets forth the assumptions used to calculate the fair value of options granted for the three and nine month periods ended September 30, 2008 and 2007:

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected stock price volatility	80.0%	81.3%	80.0% - 81.9%	81.3% - 82.2%
Weighted average expected volatility	80.6%	81.3%	81.5%	81.6%
Risk-free interest rate	3.20%	4.25%	2.57% - 3.50%	4.25% - 4.88%
Expected life of options (years)	6.2	5.0	6.4	5.0
Expected dividend yield	0%	0%	0%	0%

As of September 30, 2008, the total unrecognized compensation cost related to non-vested stock options was approximately $36.9 million.  This cost is expected to be recognized over a weighted average period of 2.1 years.

Deferred Compensation

The Company maintains deferred compensation programs, under which each of the Company’s executive officers elected to have a portion of their bonuses, which were otherwise payable in cash, converted to restricted stock units representing shares of the Company’s common stock. Participants in the deferred compensation programs could elect to defer up to 50% of their respective bonuses. The number of restricted stock units awarded upon such conversion was determined by dividing (i) the amount of the bonus to be converted by (ii) the fair market value of the Company’s common stock on the grant date. Participants in the deferred compensation programs elected to defer receipt of the common stock portion of their bonuses until the earlier of three years from the grant date or the participant’s termination from the Company. The bonus portion deferred by each of the participants is matched on a 1:1 basis by the Company and 25% of the match is vested as of the respective grant dates. So long as a participant remains employed by the Company, an additional 25% of the Company’s matching contribution vests on each anniversary of the respective grant dates for the next three years. All benefits under each of the deferred compensation programs are distributed in a single payment and will be paid exclusively in the form of shares of the Company’s common stock. The Company’s matching contribution was approximately $0.2 million and $0.1 million for the three month periods ended September 30, 2008 and 2007, respectively, and $0.4 million and $0.2 million for the nine month periods ended September 30, 2008 and 2007, respectively.

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

On February 1, 2008, the Company completed the sale of 2,500,000 shares of Genmab through a block

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

trade. The Company received net proceeds of approximately $151.8 million from such block trade. As a result of this transaction, the Company’s ownership percentage in Genmab was reduced to approximately 5.1%.  As of October 31, 2008, the market value of the Company’s investment in Genmab was approximately $104.6 million.

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

As part of the collaboration, BMS is responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of products intended solely for regulatory approval in the United States, and BMS will be fully responsible for all development efforts that relate solely to regulatory approval in Europe and other parts of the world. Approximately $2.4 million and $4.7 million of the Company’s revenue for the three month periods ended September 30, 2008 and 2007, respectively, and approximately $9.0 million and $12.5 million of the Company’s revenue for the nine month periods ended September 30, 2008 and 2007, respectively, represented the reimbursement of 65% of the Company’s costs associated with the development of ipilimumab recorded in accordance with EITF 99-19.  The Company’s share of the BMS development costs for the three month periods ended September 30, 2008 and 2007 was approximately $4.8 million and $7.6 million, respectively, and the Company’s share of the BMS development costs for the nine month periods ended September 30, 2008 and 2007 was approximately $19.2 million and $18.3 million, respectively.

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

The Company has previously disclosed in public filings with the SEC certain state and federal shareholders’ derivative actions in connection with its historical stock option granting practices against certain current and former officers and directors, and the Company as a nominal defendant. In August 2008, all parties entered into an agreement settling all claims asserted in the derivative actions and filed a joint motion for approval of the settlement in New Jersey state court.  In September 2008, the state court preliminarily approved

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

such settlement, subject to a final determination of its fairness, reasonableness and adequacy.  On October 2, 2008, the Company published notice of the settlement as an exhibit to a Form 8-K filing with the SEC and in Investors Business Daily. A final hearing is scheduled in New Jersey state court in November 2008 to determine, among other things, whether the proposed settlement is in the best interest of the Company and its shareholders.  The settlement provides for a $2 million fee award payable by the Company’s insurer to plaintiffs’ counsel. If the state court approves the settlement, the federal court action will be dismissed. If this litigation is not settled and dismissed, the Company could be required to pay significant legal fees and damages.

The Company is unable to reasonably estimate any possible range of loss or liability associated with the stock option inquiry or derivative suits if the settlement is not approved due to their uncertain resolution.

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

Through September 30, 2008, the Company has not made any milestone payments to Kirin. However, approximately $2.8 million has been paid to Kirin as of September 30, 2008 representing a payment due Kirin as a result of the Company’s collaboration with Pfizer, Inc. Based on products the Company is developing, which use or the Company believes may use Kirin technology and that (i) are currently in clinical trials, or (ii) the Company anticipates may enter clinical trials by the end of 2009, the Company may be required to make milestone payments to Kirin aggregating up to approximately $8.5 million with respect to such products. The Company’s future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

Other Contingent Arrangements

The Company has entered into a number of other agreements that contain in-licenses of third-party technology (in addition to Kirin) which may be used together with the Company’s own platform technologies for the generation, development and/or manufacture of its antibody products. In addition, the Company has entered into other third-party agreements that contain in-licenses associated with antibody products that target specific antigens. Many of these agreements contain milestones payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of the Company’s products currently under development trigger such milestone payments. Through September 30, 2008, the Company has made milestone payments under these agreements of approximately $1.7 million. In addition, under the agreements the Company currently has in place (other than with Kirin), based on a total of 11 products the Company is developing for which milestones are potentially due and that (i) are now in clinical trials or (ii) which the Company anticipates may enter clinical trials before the end of 2009, the Company may be obligated to make future milestone payments aggregating up to approximately $63.9 million with respect to such products. In general, potential milestone payments for antibody product candidates may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these milestone payments per product include:

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

8.                            Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the fair value of the Company’s marketable securities and foreign exchange translation adjustments. The following table sets forth the components of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(45,685)	$(51,555)	$4,528	$17,756
Unrealized gain (loss) on securities	43,807	(12,489)	(6,349)	(46,938)
Unrealized gain (loss) on foreign exchange	—	(1,110)	(2,572)	935
Total comprehensive income (loss)	$(1,878)	$(65,154)	$(4,393)	$(28,247)

9.                            Segment Information

The Company is an integrated monoclonal antibody-based company with antibody discovery, development and clinical manufacturing capabilities. The operations of the Company and its subsidiaries constitute one business segment.

Revenue from partners representing 10% or more of total revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Partner	2008	2007	2008	2007
Bristol-Myers Squibb	32%	44%	36%	42%
Pfizer	27%	20%	26%	22%
Ono Pharmaceutical Co. Ltd.	15%	7%	9%	7%

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

Medarex is committed to building value by developing a diverse pipeline of antibody products to address major unmet healthcare needs in the world. Currently, over 40 antibody product candidates generated from our UltiMAb® technology are in clinical development(1). The most advanced product candidates, generated through the use of our UltiMAb® technology and in which Medarex has an economic interest through co-promotion/profit sharing rights, royalties and/or equity ownership, are in Phase 3 clinical trials or are the subject of regulatory applications for marketing authorization.

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

We have a history of operating losses and may not achieve profitability. As of September 30, 2008, we had an accumulated deficit of approximately $986.2 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our potential products, invest in research, move forward with our product development and prepare to commercialize our product(s). Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional potential product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our products progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or sales of stock of partners in which we have an equity ownership or delay, reduce or eliminate certain of our research and development programs.

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

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than AVANT (now Celldex Therapeutics) and Genmab) are classified as marketable securities on our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded (other than AVANT (now Celldex Therapeutics) and Genmab) represented approximately 1.6% and 0.8% of our total marketable securities as of September 30, 2008 and December 31, 2007.

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

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in a separate line item in our consolidated balance sheet entitled “Investments in, and advances to, other partners” and were approximately $6.0 million as of September 30, 2008. These securities are carried at original investment cost and adjusted for other than temporary impairment charges, if any. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, management of these companies, financial statements, and other external sources.  Specifically, our determination of any potential impairment of the value of privately-held securities includes an analysis of the following for each company on a periodic basis:  review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives.  Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

The fair value of each option grant is estimated using the Black-Scholes option pricing method.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (generally 4 years).  Use of a valuation model requires management to make certain assumptions with respect to selected model inputs.  In order to estimate the grant date fair value, option pricing models require the use of estimates and assumptions as to (i) the expected term of the option, (ii) the expected volatility of the price of the underlying stock, (iii) the risk free interest rate for the expected term of the option and (iv) pre-vesting forfeiture rates.  The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior.  The expected volatility of the price of the underlying stock is based on the historical volatility of our common stock.  The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant.  Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures.  The following table sets forth the assumptions used to calculate the fair value of options granted for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	80.0%	81.3%	80.0% - 81.9%	81.3% - 82.2%
Weighted average expected volatility	80.6%	81.3%	81.5%	81.6%
Risk free interest rate	3.20%	4.25%	2.57% - 3.50%	4.25% - 4.88%
Expected life of options (years)	6.2	5.0	6.4	5.0

Our results of operations for the three month periods ended September 30, 2008 and 2007 include share based compensation expense of approximately $5.4 million and $6.7 million, respectively.  Our results of operations for the nine month periods ended September 30, 2008 and 2007 include incremental share based compensation expense of approximately $17.0 million and $15.3 million, respectively.  As of September 30, 2008, the total unrecognized compensation cost related to non-vested stock options was approximately $36.9 million.  This cost is expected to be recognized over a weighted average period of 2.1 years.

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

Results of Operations

Three months ended September 30, 2008 and 2007

Contract and License Revenues

Contract and license revenues totaled $6.0 million and $6.8 million for the three month periods ended September 30, 2008 and 2007, respectively, a decrease of $0.8 million, or 12%.  The decrease relates primarily to decreased research licenses granted in 2008 as compared to 2007. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $0.3 million and $0.2 million for the three month periods ended September 30, 2008 and 2007, respectively.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19.  Reimbursement of development costs totaled $3.9 million and $5.5 million for the three month periods ended September 30, 2008 and 2007, respectively, a decrease of $1.6 million, or 28%.  These costs related primarily to the development of ipilimumab with Bristol-Myers Squibb Company or BMS.

Research and Development Expenses

Research and development expenses for our products in development were $44.2 million and $49.2 million for the three month periods ended September 30, 2008 and 2007, respectively, a decrease of $5.0 million, or 10%. Historically, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We track our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Three Months Ended September 30,
	2008	2007
Research	$13,469	$14,876
Product Development	30,684	34,289
Total	$44,153	$49,165

Research Costs

Research costs for the three month period ended September 30, 2008 decreased by $1.5 million, or 10%, as compared to the three month period ended September 30, 2007. The decrease in research costs primarily relates to the following:

•                                Outside funding of research expenses includes funds paid to certain partners for research services. Third party research costs for the three month period ended September 30, 2008 were $12 thousand, a decrease of $0.8 million as compared to the three month period ended September 30, 2007.  This decrease reflects the expiration and non-renewal of one of our third party research agreements near the end of the second quarter of 2008.

•                                License and technology access fees for the three month period ended September 30, 2008 were $0.9 million, a decrease of $0.3 million as compared to the three month period ended September 30, 2007.  Increases and decreases in license and technology access fees are primarily the result of the timing of the payments due under such agreements. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaboration and license agreements. Included in the 2007 costs are payments to certain companies and research and academic institutions and other entities for licenses to certain technologies for which no comparable payments were made in 2008.

Product Development Costs

Product development costs for the three month period ended September 30, 2008 decreased by $3.5 million, or 10%, as compared to the three month period ended September 30, 2007.  The decrease in product development costs primarily relates to the following:

•                                Our share of partners’ product development costs for the three month period ended September 30, 2008 was $5.6 million, a decrease of $3.8 million, or 40%, as compared to the three month period ended September 30, 2007. These costs primarily represent our share (35%) of the BMS costs for the development of ipilimumab.  We expect our 35% share of BMS’s costs related to the development of ipilimumab to increase in the future as BMS continues to increase its development activities related to ipilimumab.

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $11.1 million and $13.1 million for the three month periods ended September 30, 2008 and 2007, respectively, a decrease of $2.0 million, or 16%.  The decrease is primarily attributable to approximately $1.2 million in non-cash stock based compensation expense of which approximately $0.4 million related to Celldex, and approximately $1.1 million in lower professional fees related to Celldex’s merger with AVANT.

Acquisition of In-Process Technology

Acquisition of in-process technology for the three month period ended September 30, 2007 of $6.9 million represented the final payment due under the original share purchase agreement (August 2004) with the former shareholders of Ability Biomedical Corporation, or Ability Biomedical. The $6.9 million was classified as in-process research and development. The in-process research and development was determined not be technologically feasible and had no alternative future use, and, as a result was charged to operations as acquisition of in-process technology during the three month period ended September 30, 2007.  There was no comparable acquisition of in-process technology charge for the three month period ended September 30, 2008.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate for the three month period ended September 30, 2008 of $2.8 million represents our share of the net loss of AVANT (now Celldex Therapeutics).  Beginning on March 7, 2008, we began to account for our investment in AVANT (now Celldex Therapeutics) under the equity method of accounting in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock (see Note 2 to the consolidated financial statements for further information).  The recognition of our share of the net losses of AVANT (now Celldex Therapeutics) reduces the carrying value, or basis, of our investment in AVANT (now Celldex Therapeutics).

Interest and Dividend Income and Realized Gains

Interest and dividend income and realized gains consist primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income and realized gains were $3.5 million and $5.2 million for the three month periods ended September 30, 2008 and 2007, respectively, a decrease of $1.7 million, or 33%.  This decrease primarily reflects lower interest rates earned on our investment portfolio.

Interest Expense

Interest expense for the three month periods ended September 30, 2008 and 2007 relates primarily to interest and amortization of issuance costs on our 2.25% Convertible Senior Notes issued in May 2004, or the 2.25% notes. Interest expense was $1.5 million and $1.5 million for the three month periods ended September 30, 2008 and 2007, respectively.

Minority Interest—Celldex

Minority interest in loss of Celldex was $0 and $1.6 million for the three month periods ended September 30, 2008 and 2007, respectively.  Minority interest in loss of Celldex for the three month period ended September 30, 2007 represents 40% of Celldex’s net loss for such period.  Celldex’s results of operations for the three month period ended September 30, 2007 have been consolidated for reporting purposes and the $1.6 million (the portion of Celldex’s net loss not attributable to us) is recorded as a reduction of our expenses.

As a result of Celldex’s merger with AVANT (now Celldex Therapeutics), beginning March 7, 2008 we began to account for our investment in AVANT (now Celldex Therapeutics) under the equity method of accounting (see Note 2 to the consolidated financial statements for further information).

Provision (Benefit)  for Income Taxes

Our provision (benefit) for income taxes was ($0.2 million) and $5 thousand for the three month periods ended September 30, 2008 and 2007, respectively.  The benefit for income taxes for the three month period ended September 30, 2008 is the result of recently enacted legislation which provides businesses the opportunity to “cash out” some older research credit carryovers.

Nine months ended September 30, 2008 and 2007

Contract and License Revenues

Contract and license revenues totaled $18.6 million and $19.1 million for the nine month periods ended September 30, 2008 and 2007, respectively, a decrease of $0.5 million, or 2%.  Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $1.5 million and $1.7 million for the nine month periods ended September 30, 2008 and 2007, respectively, a decrease of $0.2 million, or 10%. This decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in the first nine months of 2008 as compared to the first nine months of 2007.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19.  Reimbursement of development costs totaled $12.0 million and $15.0 million for the nine month periods ended September 30, 2008 and 2007, respectively, a decrease of $3.0 million, or 20%.  These costs related primarily to the development of ipilimumab with Bristol-Myers Squibb Company or BMS.

Research and Development Expenses

Research and development expenses for our products in development were $146.0 million and $141.5 million for the nine month periods ended September 30, 2008 and 2007, respectively, an increase of $4.5 million, or 3%. Historically, we have not accounted for our research and development expenses on a project-by-project basis and, therefore, we do not provide a breakdown of such historical information in that format. We track our costs in the categories discussed below, namely, “research” and “product development” and by the types of costs as outlined below.

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

	Nine Months Ended September 30,
	2008	2007
Research	$42,297	$43,608
Product Development	103,722	97,852
Total	$146,019	$141,460

Research Costs

Research costs for the nine month period ended September 30, 2008 decreased by $1.3 million, or 3%, as compared to the nine month period ended September 30, 2007.

•                                Outside funding of research expenses includes funds paid to certain partners for research services. Third party research costs for the nine month period ended September 30, 2008 were $1.6 million, a decrease of $1.3 million as compared to the nine month period ended September 30, 2007.  This decrease reflects the expiration and non-renewal of one of our third party research agreements near the end of the second quarter of 2008.

Product Development Costs

Product development costs for the nine month period ended September 30, 2008 increased by $5.9 million, or 6%, as compared to the nine month period ended September 30, 2007.  The increase in product development costs primarily relates to the following:

•                                Outside laboratory costs for the nine month period ended September 30, 2008 were $7.4 million, an increase of $3.0 million, or 68%, as compared to the nine month period ended September 30, 2007. This increase primarily reflects the cost of toxicology studies related to our antibody drug conjugate projects. We expect outside laboratory costs to continue to increase as we continue to increase our research activities.

•                                Clinical research fees for the nine month period ended September 30, 2008 were $16.1 million, an increase of $2.9 million, or 22%, as compared to the nine month period ended September 30, 2007. This increase resulted primarily from increased clinical trial activity related to MDX-1100 and the initiation of Phase 1 clinical trials for MDX-1342. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

•                                Contract manufacturing and outside labor costs for the nine month period ended September 30, 2008 were $7.6 million, an increase of $2.8 million, or 58%, as compared to the nine month period ended September 30, 2007. This increase in third party contract manufacturing costs primarily represents production and packaging expenses related to our antibody drug conjugate product candidates.  The increase in outside labor costs primarily represents costs incurred related to the anticipated filing of a BLA for ipilimumab.

The above increases were offset in part by decreases for the nine month period ended September 30, 2008 as compared to the nine month period ended September 30, 2007 in supplies ($0.9 million), consultant fees ($0.8 million) and non-cash stock based compensation expense ($0.7 million).

We expect product development costs to increase in the future as more of our product candidates enter clinical trials. In addition, we may be obligated to make milestone payments on certain of our product candidates as they progress through the clinical trial process.

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $35.9 million and $35.0 million for the nine month periods ended September 30, 2008 and 2007, respectively, an increase of $0.9 million, or 3%.  The increase is primarily attributable to approximately $3.1 million in personnel costs and approximately $1.9 million in non-cash stock based compensation expense, offset in part by approximately $2.4 million in lower legal, consulting and recruiting fees, approximately $1.2 million in lower professional fees related to  Celldex’s merger with AVANT and approximately $0.3 million of decreased insurance expense.

Acquisition of In-Process Technology

Acquisition of in-process technology for the nine month period ended September 30, 2007 of $6.9 million represented the final payment due under the original share purchase agreement (August 2004) with the former shareholders of Ability Biomedical Corporation, or Ability Biomedical. The $6.9 million was classified as in-process research and development. The in-process research and development was determined not be technologically feasible and had no alternative future use, and, as a result was charged to operations as acquisition of in-process technology during the nine month period ended September 30, 2007.  There was no comparable acquisition of in-process technology charge for the nine month period ended September 30, 2008.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate for the nine month period ended September 30, 2008 of $8.1 million represents our share of the net loss of AVANT (now Celldex Therapeutics).  Beginning on March 7, 2008, we began to account for our investment in AVANT (now Celldex Therapeutics) under the equity method of accounting in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock (see Note 2 to the consolidated financial statements for further information).  The recognition of our share of the net losses of AVANT (now Celldex Therapeutics) reduces the carrying value, or basis, of our investment in AVANT (now Celldex Therapeutics).

Interest and Dividend Income and Realized Gains

Interest and dividend income and realized gains consist primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income and realized gains were $15.0 million and $15.5 million for the nine month periods ended September 30, 2008 and 2007, respectively, a decrease of $0.5 million, or 3%.  Included in interest and dividend income and realized gains for the nine month period ended September 30, 2008 is a gain on the sale of a portion of our AVANT (now Celldex Therapeutics) common stock of approximately $3.3 million.  Excluding the impact of this gain, interest and dividend income would have decreased by $3.8 million, or 24%.  This decrease primarily reflects lower interest rates earned on our investment portfolio.

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

Impairment Loss on Investments in Partners

We have investments in several partners whose securities are not publicly traded.  Because these securities are not publicly traded, the value of these investments is inherently more difficult to estimate than investments in publicly traded companies.  We recorded impairment charges of $0 and $2.1 million for the nine month periods ended September 30, 2008 and 2007, respectively, related to investments in certain of our partners whose securities are not publicly traded.  If we deem any of our investments to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

 Interest Expense

Interest expense for the nine month periods ended September 30, 2008 and 2007 relates primarily to interest and amortization of issuance costs on our 2.25% notes. Interest expense was $4.6 million and $4.6 million for the nine month periods ended September 30, 2008 and 2007, respectively.

Minority Interest—Celldex

Minority interest in loss of Celldex was $0 and $4.5 million for the nine month periods ended September 30, 2008 and 2007, respectively.  Minority interest in loss of Celldex for the nine month period ended September 30, 2007 represents 40% of Celldex’s net loss for such period.  Celldex’s results of operations for the nine month period ended September 30, 2007 have been consolidated for reporting purposes and the $4.5 million (the portion of Celldex’s net loss not attributable to us) is recorded as a reduction of our expenses.

As a result of Celldex’s merger with AVANT (now Celldex Therapeutics), beginning March 7, 2008 we began to account for our investment in AVANT (now Celldex Therapeutics) under the equity method of accounting (see Note 2 to the consolidated financial statements for further information).

Provision (Benefit) for Income Taxes

Our provision (benefit) for income taxes was ($0.2 million) and $7 thousand for the nine month periods ended September 30, 2008 and 2007, respectively.  The benefit for income taxes for the nine month period ended September 30, 2008 is the result of recently enacted legislation which provides businesses the opportunity to “cash out” some older research credit carryovers.

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

At September 30, 2008, we had $388.4 million in cash, cash equivalents and marketable securities (other than Genmab).  We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities to preserve principal.  In addition, as of September 30, 2008, the fair value of our investment in Genmab, which is classified as marketable securities, was approximately $131.7 million.

In February 2008, we completed the sale of 2,500,000 shares of Genmab through a block trade. We received net proceeds of approximately $151.8 million from such block trade. As a result of this transaction, our ownership percentage in Genmab was reduced to approximately 5.1%.

Cash Used in Operating Activities

Cash used in operating activities was $123.6 million and $106.4 million for the nine month periods ended September 30, 2008 and 2007, respectively. This reflects an increase of $17.2 million in 2008 as compared to the same period in 2007 and was primarily the result of increased research and development expenses as described in “Results of Operations” as well as a decrease in accrued liabilities.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $170.0 million and $91.2 million for the nine month periods ended September 30, 2008 and 2007, respectively.  The increase in cash provided by investing activities was $78.8 million and was primarily the result of the following factors:

•                  Proceeds from the sale of Genmab stock were $151.8 million and $152.1 million for the nine month periods ended September 30, 2008 and 2007, respectively.

•                  Purchases of marketable securities totaled $97.4 million and $152.1 million for the nine month periods ended September 30, 2008 and 2007, respectively.  The 2008 and 2007 purchases were made with proceeds received from the respective sales of our Genmab stock.

•                  Sales and maturities of marketable securities were $115.1 million and $96.2 million for the nine month periods ended September 30, 2008 and 2007, respectively.  Proceeds from sales and maturities of marketable securities in 2008 and 2007 were primarily used to fund operations and capital expenditures.

Cash Provided by Financing Activities

Cash provided by financing activities was $4.4 million and $13.2 million for the nine month periods ended September 30, 2008 and 2007, respectively.  Cash provided by financing activities for the nine month periods ended September 30, 2008 and 2007 primarily represents cash received from the exercise of stock options.

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

Through September 30, 2008, we have not made any milestone payments to Kirin although approximately $2.8 million has been paid to Kirin as of September 30, 2008 representing a payment due Kirin as a result of our collaboration with Pfizer. Based on products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials or (ii) we anticipate may enter clinical trials by the end of 2009, we may be required to make milestone payments to Kirin aggregating up to approximately $8.5 million with respect to such products. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through September 30, 2008, we have made milestone payments of approximately $1.7 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of 11 products we are developing for which milestones are potentially due and that (i) are now in clinical trials or (ii) which we anticipate may enter clinical trials before the end of 2009, we may be obligated to make future milestone payments aggregating up to approximately $63.9 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (FSP APB 14-1).  FSP APB 14-1 requires the issuer of certain debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires retroactive application to all periods presented and does not grandfather existing instruments.  We are currently evaluating the impact, if any, adoption of FSP APB 14-1 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

The recent and precipitous decline in the market value of certain securities backed by residential mortgage loans has led to a large liquidity crisis affecting the broader U.S. housing market, the financial services industry and global financial markets. Investors holding many of these and related securities have experienced substantial decreases in asset valuations and uncertain secondary market liquidity. Furthermore, credit rating authorities have, in many cases, been slow to respond to the rapid changes in the underlying value of certain securities and pervasive market illiquidity, regarding these securities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  Our principal executive officer and principal financial officer reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2008 our disclosure controls and procedures were effective in ensuring that all material information required to be included in this Quarterly Report on Form 10-Q was made known to them in a timely fashion.

Changes in Internal Control Over Financial Reporting: Such evaluation did not identify any significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have previously disclosed in public filings with the SEC certain state and federal shareholders’ derivative actions in connection with our historical stock option granting practices against certain current and former officers and directors, and Medarex as a nominal defendant. In August 2008, all parties entered into an agreement settling all claims asserted in the derivative actions and filed a joint motion for approval of the settlement in New Jersey state court.  In September 2008, the state court preliminarily approved such settlement, subject to a final determination of its fairness, reasonableness and adequacy. On October 2, 2008, we published notice of the settlement as an exhibit to a Form 8-K filing with the SEC and in Investors Business Daily. A final hearing is scheduled in New Jersey state court in November 2008 to determine, among other things, whether the proposed settlement is in the best interest of the Company and its shareholders.  The settlement provides for a $2 million fee award payable by our insurer to plaintiffs’ counsel. If the state court approves the settlement, the federal court action will be dismissed.

In addition to the proceedings described above, in the ordinary course of our business, we are at times subject to various legal proceedings. We do not believe that any of our current ordinary course legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 1A. Risk Factors

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our Form 10-Q filed on August 7, 2008 with the SEC for the quarter ended June 30, 2008.

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

We have incurred large operating losses, and we anticipate that these losses will continue for the foreseeable future. In particular, as of September 30, 2008, we had an accumulated deficit of approximately $986.2 million. Our net loss was $27.1 million for the year ended December 31, 2007.  Our net loss for the year ended December 31, 2007 included a realized gain of approximately $152.1 from the sale of a portion of our Genmab stock.  Excluding this realized gain, our net loss for the year ended December 31, 2007 would have been $179.2 million.  Although we recorded net income of $4.5 million for the nine month period ended September 30, 2008 (which was the result of the sale of a portion of our Genmab stock) our operating loss for the period was $149.8 million. Our losses have resulted principally from:

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

*We have civil litigation pending that relates to our stock option granting practices, and we cannot predict the ultimate outcome of this litigation.

Medarex has previously disclosed in public filings with the SEC certain state and federal shareholders’ derivative actions in connection with its historical stock option granting practices against certain current and former officers and directors, and Medarex as a nominal defendant. In August 2008, all parties entered into an agreement settling all claims asserted in the derivative actions and filed a joint motion for approval of the settlement in New Jersey state court.  In September 2008, the state court preliminarily approved such settlement, subject to a final determination of its fairness, reasonableness and adequacy. On October 2, 2008, Medarex published notice of the settlement as an exhibit to a Form 8-K filing with the SEC and in Investors Business Daily. A final hearing is scheduled in New Jersey state court in November 2008 to determine, among other things, whether the proposed settlement is in the best interest of Medarex and its shareholders. If the state court approves the settlement, the federal court action will be dismissed.  The settlement provides for a $2 million fee award payable by Medarex’s insurer to plaintiffs’ counsel. If this litigation is not settled and dismissed, we could be required to pay significant legal fees and damages.

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

Generally, our clinical trials, including our cancer trials for ipilimumab and other antibodies, are conducted in patients with serious or life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and in some cases, our product candidate is used in combination with approved therapies that themselves have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our product candidates. In trials of ipilimumab, the most commonly reported drug-specific adverse events are primarily immune-related, ranging from mild in most cases to severe in a very few number of instances, and are consistent with the mechanism of action of CTLA-4 blockade.  These events are organ-specific, principally involving the gastrointestinal tract (diarrhea or colitis), the skin (severe rash or pruritis), the endocrine glands (reduced pituitary function) and the liver (increased liver enzymes). Other than a very small number of fatalities not directly related to disease progression or complications of the disease being treated, representing approximately 1% of over 2,000 patients treated in all previous trials of ipilimumab, which may or may not be attributable to our product candidates, the majority of adverse events resolved or improved with treatment and without further significant complications. From our collective experience in treating over 2,000 patients with ipilimumab, treatment guidelines have been established to ensure proper management and most of these adverse events are manageable and resolve following withdrawal of ipilimumab or appropriate medical therapy, such as corticosteroids.  In addition, we and BMS are exploring potential biomarkers that may be predictive of clinical responses. We cannot assure you that additional safety issues will not arise with respect to our products in the future.

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

*Due to the size of our equity interest in AVANT (now Celldex Therapeutics), we must include a portion of its income and losses in our financial statements.

Due to the size of our equity interest in AVANT (now Celldex Therapeutics) as a result of its merger with Celldex, we are currently (beginning March 7, 2008) required to account for our interest in AVANT (now Celldex Therapeutics) under the equity method of accounting, which provides that we must include a portion of AVANT’s (now Celldex Therapeutics) income and losses equal to our percentage equity interest in AVANT (now Celldex Therapeutics) in our consolidated financial statements.  For the nine month period ended September 30, 2008, our share of the net loss of AVANT (now Celldex Therapeutics) was approximately $8.1 million.

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

Avanir Pharmaceuticals (Avanir) and XTL Biopharmaceuticals (XTL) have developed technologies that, according to Avanir and XTL, will allow them to generate fully human monoclonal antibodies in functionally modified mice. Numerous additional companies are developing therapeutic product candidates comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies that do not involve immunization of animals for creating antibodies comprising human antibody sequences.  XOMA and PDL BioPharma both offer technologies to convert mouse antibodies into antibodies closely resembling human antibodies. In addition, phage display technology is being used by companies, such as CAT, Dyax and MorphoSys to generate potentially therapeutic products comprising human antibody sequences. Companies such as Johnson & Johnson, MedImmune (a subsidiary of AstraZeneca), Amgen, Biogen Idec, Novartis, Genentech, PDL BioPharma, Wyeth, BMS, Abbott Laboratories, Alexion Pharmaceuticals, Inc. and GlaxoSmithKline have generated therapeutic products that are currently in development or on the market and that are derived from recombinant DNA that comprise human antibody components.

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

Risks Related to Our Common Stock

Our stock price may be volatile.

Historically, there has been significant volatility in the market prices of biotechnology companies’ securities. During the two-year period ended September 30, 2008, the sale prices of our common stock ranged between $6.24 and $18.23.  Various factors and events may have a significant impact on the market price of our common stock. These factors include, by way of example:

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

As of October 31, 2008, we had 18,495,874 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our equity incentive plans having a weighted average exercise price of $9.73 per share and we had reserved 12,603,085 shares of common stock for issuance pursuant to future grants of options under our equity incentive plans. We have filed registration statements on Form S-8 under the Securities Act of 1933, as amended, covering all of these shares. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

As of October 31, 2008, we had reserved 340,294 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 under the Securities Act covering all of those shares. All shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ Global Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of October 31, 2008, we had 10,936,935 shares of common stock reserved for issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

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

Item 6. Exhibits

Exhibits:

10.1*	Rescission Letter between Medarex, Inc. and Howard H. Pien dated September 30, 2008.
10.2*	Amended and Restated Restricted Stock Agreement between Medarex, Inc. and Howard H. Pien dated September 30, 2008.
10.3*	Restricted Stock Agreement between Medarex, Inc. and Howard H. Pien dated September 30, 2008.
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDAREX, INC.
(Registrant)

Date: November 4, 2008	By:	/s/ HOWARD H. PIEN
Howard H. Pien
President and Chief
Executive Officer
(Principal Executive Officer)

Date: November 4, 2008	By:	/s/ CHRISTIAN S. SCHADE
Christian S. Schade
Senior Vice President
Finance & Administration,
Chief Financial Officer
(Principal Financial and
Accounting Officer)