Form 10-K
period 2008-12-31
MEDAREX INC
filed 2009-03-02
CIK 874255

Use these links to rapidly review the document
MEDAREX, INC. TABLE OF CONTENTS FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 0-19312

MEDAREX, INC.
(Exact name of registant as specified in its charter)

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do no check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $778,700,000 as of June 30, 2008, based upon the closing sale price on the NASDAQ Global Market reported for such date. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes. The calculation excludes approximately 10,248,000 shares held by directors, officers and shareholders whose ownership exceeded 5% of the registrant's outstanding Common Stock as of June 30, 2008. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by or is under common control with the registrant.

          As of January 30, 2009, the registrant had outstanding 128,505,778 shares of Common Stock, $0.01 par value ("Common Stock"), which is registrant's only class of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 21, 2009 (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this report are listed in the Exhibit Index.

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

Item 1.    Business

Overview

        We are a biopharmaceutical company focused on the discovery, development and commercialization of fully human antibody-based therapeutic products to address major unmet healthcare needs in the areas of oncology, inflammation, autoimmune disorders and infectious diseases. We and our partners are developing fully human antibody therapeutics for a wide range of diseases through the use of our UltiMAb® technology platform for generating antibodies. In addition, we have enhanced our core UltiMAb® platform with a suite of technologies that optimize or augment the therapeutic activity of antibodies, including one important technology expansion for developing antibodies that can deliver a cytotoxic agent to disease sites, which is our proprietary Antibody-Drug Conjugate, or ADC, technology platform.

        Our UltiMAb® and ADC technologies provide the foundation for our pipeline of innovative, antibody-based therapeutics. Through the application of our technology platform assets, we are advancing a strong portfolio of strategic assets—those antibody-based product candidates with direct commercial opportunity for Medarex—through research, manufacturing and clinical development (the "Strategic Assets"). Our Strategic Assets provide us with the strategic options to either retain full economic rights to innovative antibody therapeutics or seek favorable economic terms through advantageous commercial partnerships. The most advanced of our Strategic Assets are in Phase 3 or Phase 2 clinical trials.

        Beyond our Strategic Assets, a number of fully human antibody product candidates have been generated from Medarex technology and are being developed separately by licensing partners, including companies such as Amgen, Inc., Bristol-Myers Squibb Company, Centocor, Inc., Eli Lilly and Company, Genmab A/S, ImClone Systems Incorporated, MedImmune, Inc., Novartis Pharma AG and Pfizer Inc. (the "Financial Assets"). In general, the Financial Assets potentially generate milestone payments, and royalties upon commercialization. The most advanced of these products have received marketing approval or are the subject of regulatory applications for marketing authorization.

        We remain committed to being a leader in therapeutic antibody development and are dedicated to building value by advancing our products to improve the health of people in the world.

        Our operations constitute one business segment. For additional financial information regarding the reportable segment, see "Results of Operations" in Item 7 and the Consolidated Financial Statements and Supplementary Data in Item 8 of this Annual Report on Form 10-K.

Products in Development

        Our product development efforts, including those of our licensing partners, cover a wide range of medical conditions. The following tables summarize potential therapeutic indications and development stages for our Strategic Assets (the antibody products in which Medarex has direct commercial opportunity) and our Financial Assets (late-stage programs of our licensing partners)(1), and are followed by brief descriptions of certain programs.

(1)
Information regarding the clinical status of third-party antibody products is based on public information available as of the date hereof.

  Strategic Assets in Clinical Development

PRODUCT	INDICATION	CLINICAL STATUS	PARTNER/LICENSEE
ipilimumab (anti-CTLA-4)	Melanoma, Prostate Cancer, Lung Cancer and Others	Phase 3 and earlier	Co-developing with BMS*
MDX-066 and MDX-1388 (anti-Toxin A and B)	C. difficile Disease	Phase 2	Co-developing with Massachusetts Biologic LaboratoriesΔ
MEDI-545 and MEDI-546 (anti-interferon pathway)	Lupus and Autoimmune Diseases	Phase 2 and earlier	MedImmune/AZN*
MDX-1100 (anti-IP10)	Ulcerative Colitis, Rheumatoid Arthritis	Phase 2	Wholly-owned
MDX-1342 (anti-CD19)	Chronic Lymphocytic Leukemia, Rheumatoid Arthritis	Phase 1	Wholly-owned
MDX-1106 (anti-PD-1)	Cancer, Hepatitis C	Phase 1	Co-developing with Ono Pharmaceutical Co. Ltd.§§
MDX-1105 (anti-PD-L1)	Cancer	Phase 1	Wholly-owned
MDX-1401 (anti-CD30)	Hodgkin Lymphoma	Phase 1	Wholly-owned
MDX-1411 (anti-CD70)	Cancer	Phase 1	Wholly-owned
MDX-1203 (anti-CD70 ADC)	Cancer	Phase 1	Wholly-owned
Valortim™ (MDX-1303) (anti-anthrax PA)	Anthrax Infection	Phase 1	Co-developing with PharmAthene, Inc.ΔΔ

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

        In addition, we are currently engaging in preclinical and research activities with respect to a number of additional product candidates.

  Financial Assets in Late-Stage Clinical Development

PRODUCT	INDICATION	CLINICAL STATUS	PARTNER/LICENSEE
STELARA™ ustekinumab (anti-IL-12/IL-23)	Psoriasis	Approved in EU and Canada	Centocor°
golimumab (anti-TNFa)	Inflammatory Diseases	BLA and MAA Filed	Centocor♦
canakinumab (anti-IL-1b)	Cryopirin-associated Periodic Syndromes	BLA and MAA Filed	Novartis Pharma♦
Arzerra™ ofatumumab (anti-CD20)	Chronic Lymphocytic Leukemia, Rheumatoid Arthritis	BLA and MAA Filed	Genmab (partnered with GlaxoSmithKline)‡
zalutumumab (anti-EGFr)	Head and Neck Cancer	Phase 3	Genmab‡

°
We expect to receive royalties on sales of this product.

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

        Revenue from partners representing 10% or more of total revenues for the years ended December 31, 2008, 2007 and 2006 is as follows:

Partners	2008	2007	2006
BMS	29%	36%	37%
Pfizer	21%	19%	21%
Centocor	16%	14%	—

  Selected Strategic Assets in Clinical Development

        Ipilimumab (Anti-CTLA-4 Antibody)—Melanoma, Prostate Cancer, Lung Cancer and Others. Ipilimumab, previously known as MDX-010, is a fully human antibody targeting the cytotoxic T-lymphocyte antigen 4 immune receptor, known as CTLA-4, that we are developing jointly with Bristol-Myers Squibb Company, or BMS. CTLA-4 is a molecule found on the surface of T-cells that plays a critical role in regulating natural immune responses. The absence or presence of CTLA-4 can augment or suppress the immune system's T-cell response in fighting disease. Ipilimumab is designed to block the activity of CTLA-4, thereby sustaining an active immune response in its attack on cancer cells. We and BMS are pursuing a broad clinical development program with ipilimumab to evaluate its potential use as a foundational innovative treatment for multiple indications, including melanoma, prostate cancer, lung cancer and others. A more detailed description of our collaboration with BMS is included herein under the section entitled "Our Antibody Partnerships—BMS."

        Melanoma: We and BMS have conducted a broad Phase 2 clinical program with ipilimumab in previously-treated (second-line) and previously-untreated (first-line) melanoma. Our collective clinical experience with ipilimumab has demonstrated a clear dose-response favoring the 10mg/kg regimen

(every three weeks for four doses followed by maintenance dosing every 3 months in eligible subjects) with a generally manageable safety profile; disease control rates based on mWHO criteria of up to 35 percent, with at least an additional 10 percent of patients experiencing clinical benefit not captured by mWHO criteria; and one-year survival rates of approximately 50 percent, or two times the expected one-year survival rate for historical chemotherapy (dacarbazine). In addition, long-term survival data collected from some of the earliest patients treated with ipilimumab show patients with ongoing durable responses still alive at over four years from initial treatment.

        While clinical studies have shown ipilimumab to be an active agent that induces anti-tumor activity, we and BMS believe that survival will be an important measurement of activity for novel immuno-oncology therapies such as ipilimumab. To this end, a randomized, double-blind, two-arm Phase 3 trial of chemotherapy (dacarbazine) in combination with 10mg/kg ipilimumab or placebo (study 024) is ongoing. In early 2008, this first-line Phase 3 trial completed enrollment of approximately 500 patients with previously untreated, unresectable Stage III or Stage IV metastatic melanoma and is designed to evaluate overall survival and other measures of clinical benefit.

        The ipilimumab chemotherapy combination Phase 3 trial is based upon Phase 2 data in which the combination of a sub-optimal dose of ipilimumab (3mg/kg every three weeks for four doses) with dacarbazine demonstrated one, two and three-year survival rates of approximately 65 percent, 30 percent and 25 percent, respectively. Historical one and two-year survival rates for dacarbazine are approximately 25 percent and 10 percent, respectively; the three-year survival rate has not been documented. Also, the addition of dacarbazine to ipilimumab did not suppress the effect of ipilimumab but enhanced it further.

        In addition to the ongoing Phase 3 ipilimumab chemotherapy combination trial, another randomized, double-blind Phase 3 trial of 10mg/kg ipilimumab is ongoing for melanoma in the adjuvant setting (study 029) through the European Organization for Research and Treatment of Cancer. Enrollment of up to 950 patients with surgically resected high-risk Stage III metastatic melanoma is underway in this Phase 3 trial of ipilimumab or placebo following surgery. The trial is designed to evaluate recurrent-free survival, overall survival and other endpoints.

        Prostate Cancer: We and BMS expect to initiate a Phase 3 program in prostate cancer in the near future. The Phase 3 trial is expected to evaluate localized radiotherapy in combination with 10mg/kg ipilimumab or placebo in patients with castrate-resistant prostate cancer (study 043) who have failed or are ineligible for taxotere-based therapy (second-line).

        Lung Cancer: A randomized, double-blind, three-arm Phase 2 trial of chemotherapy (carboplatin/paclitaxel) in combination with 10mg/kg ipilimumab (concurrent or sequential dosing) or placebo is currently ongoing in up to 413 patients with previously untreated non-small cell lung cancer (NSCLC) or small cell lung cancer (SCLC). Enrollment of approximately 200 patients with NSCLC is complete; enrollment of patients with SCLC is still ongoing. The trial is designed to evaluate exploratory progression-free survival and progression-free survival, and exploratory and mWHO response and disease control rates between dosing arms.

        Other Ongoing and Planned Studies: As part of our joint ipilimumab clinical development collaboration with BMS, we are collaborating with BMS on a broad life-cycle management program to explore the potential of ipilimumab in multiple tumor types beyond melanoma, prostate cancer and lung cancer.

        MDX-066 and MDX-1388 (Anti-Toxin A and Anti-Toxin B Antibodies)—Clostridium difficile Associated Diarrhea.    MDX-066 (also known as CDA-1) and MDX-1388 (also known as CDB-1) are fully human antibodies that we are co-developing with the Massachusetts Biologic Laboratories of the University of Massachusetts Medical School, or MBL. MDX-066 and MDX-1388 are designed to target Toxin A and Toxin B, respectively, the toxins produced by the bacterium C. difficile, which are associated with a serious and sometimes deadly form of diarrhea called C. difficile associated diarrhea, or CDAD.

        In November 2008, we announced that a randomized, double-blind, single-dose, placebo-controlled Phase 2 trial successfully met its primary objective in patients with CDAD. Top-line results from the multi-center proof-of-concept trial in approximately 200 patients receiving standard antibiotics (metronidazole or vancomycin) in addition to MDX-066 and MDX-1388 or placebo indicated a statistically significant reduction in recurrences of CDAD, or 70 percent (p=0.0004) when compared to placebo, followed out for 90 days. We expect to discuss the regulatory pathway for the C. difficile program with the FDA and have been discussing the program's future with other interested third-party companies. We expect to share certain research and development costs associated with this product, as well as profits or losses associated with its commercialization, on a 50/50 basis with MBL.

        MEDI-545 and MEDI-546 (Anti-Type 1 IFN Antibodies)—Systemic Lupus Erythematosus and Other Autoimmune Diseases.    Pursuant to a collaboration with us, MedImmune, Inc. (wholly owned by AstraZeneca plc), or MedImmune, is developing MEDI-545 (previously known as MDX-1103) and MEDI-546 (previously known as MDX-1333), fully human antibodies that target two different components of the Type 1 interferon, or IFN, pathway, which is believed to be involved in the disease activity of systemic lupus erythematosus, or SLE, and other autoimmune diseases. MEDI-545 is an antibody designed to block multiple Type 1 IFNa subtypes, and MEDI-546 is an antibody that is designed to block the receptor of Type 1 IFNa.

        MedImmune is evaluating MEDI-545 in randomized, double-blind, placebo-controlled, multi-dose Phase 2 trials that are designed to evaluate the safety and tolerability of multiple intravenous and sub-cutaneous doses and schedules of MDX-545 or placebo, as well as to assess the effect of MEDI-545 on disease activity, in patients with moderate to severe active lupus. MEDI-545 is also being evaluated in an ongoing Phase 1 trial for idiopathic inflammatory myositis. In January 2009, we announced the allowance of an IND filed with the FDA by MedImmune to commence a clinical trial of MEDI-546 for scleroderma, a chronic autoimmune disease characterized by the hardening and thickening of the skin and other organs. Under the collaboration, MedImmune is responsible for the continued development of these antibodies. Prior to the initiation of a pivotal trial, we may elect to co-develop and co-promote in return for a profit-share in the U.S. In all other cases, we will be entitled to receive milestone payments and royalties.

        MDX-1100 (Anti-IP10 Antibody)—Ulcerative Colitis, Rheumatoid Arthritis.    We are developing MDX-1100, a fully human antibody that targets IP10 (also known as CXCL10), a chemokine expressed in association with multiple inflammatory disease indications such as rheumatoid arthritis, inflammatory bowel disease and multiple sclerosis. Two separate multi-dose, placebo-controlled Phase 2 proof-of-concept trials of MDX-1100 are ongoing. The Phase 2 trial in ulcerative colitis is expected to enroll up to 106 patients with active disease and is designed to evaluate response rate at eight weeks, based on the Mayo score (a composite endpoint that assesses stool frequency and the amount of bloody stool per day as recorded in a patient diary, physician global assessment and the assessment of colon mucosal inflammation ascertained by encoscopy). The Phase 2 trial in rheumatoid arthritis is expected to enroll up to 70 patients with active disease while on methotrexate and is designed to evaluate ACR20 response (a composite endpoint that indicates a 20 percent improvement in rheumatoid arthritis signs and symptoms at 12 weeks).

        MDX-1342 (Anti-CD19 Antibody)—Chronic Lymphocytic Leukemia, Rheumatoid Arthritis.    We are developing MDX-1342, a fully human antibody that selectively binds to CD19 expressed on B-cells (without targeting stem cells or fully differentiated plasma cells, which lack CD19 expression) and induces the depletion and elimination of CD19-positive B-cells. CD19 is a B-cell specific membrane protein that is broadly expressed during B-cell development and implicated in B-cell cancers, inflammatory diseases and autoimmune disorders. Two separate open-label, dose-escalation, proof-of-concept Phase 1 trials are ongoing and are designed to evaluate the safety and tolerability profile, and B-cell depletion, as well as other factors. The multi-dose Phase 1 trial in chronic lymphocytic leukemia, or CLL, is expected to enroll up to 52 patients with relapsed or refractory CLL. The single-dose, placebo-controlled Phase 1 trial in rheumatoid arthritis, or RA, is expected to enroll up to 90 patients with active RA. To date, B-cell depletion has been observed in subjects with RA.

        MDX-1106 (Anti-PD-1 Antibody)—Cancer, Hepatitis C.    MDX-1106 (also known as ONO-4538) is a fully human anti-PD-1 antibody that we are co-developing with Ono Pharmaceutical Co. Ltd., or Ono, and we hold 100% commercial rights in North America. MDX-1106 is designed to target PD-1, a receptor expressed on the surface of activated lymphocytes and is potentially involved in tumor evasion of immune system responses. A multi-center, multi-dose, dose-escalation Phase 1b trial is ongoing in up to 76 patients with recurrent or treatment-refractory solid tumors (including melanoma, renal cell cancer, castrate-resistant prostate cancer and non-small cell lung cancer) and is designed to assess preliminary anti-tumor activity of multiple doses of MDX-1106. A separate ongoing single-dose, dose-escalation Phase 1 safety trial is expected to enroll up to 34 patients with active hepatitis C genotype 1 infection, or HCV, and is designed to assess the safety and tolerability profile of MDX-1106 in HCV. We have the right to develop and commercialize MDX-1106 in North America, and Ono has the right to develop MDX-1106 outside of North America, in each case subject to payment of a royalty to the other party on sales in such territories, should commercialization occur.

        MDX-1105 (Anti-PD-L1 Antibody)—Cancer.    We are developing MDX-1105, a fully human anti-PD-L1 antibody designed to target the PD-L1 pathway to promote enhanced T-cell immune responses against cancer and reverse T-cell inactivation in chronic infectious disease. A multi-dose, dose-escalation Phase 1 trial is expected to enroll up to 46 patients with selected advanced or recurrent solid tumors (including renal cell cancer, melanoma, non-small cell lung cancer or epithelial ovarian cancer) and is designed to establish and evaluate the safety, tolerability and maximum tolerated dose, as well as preliminary pharmacodynamics and efficacy, of MDX-1105.

        MDX-1401 (Anti-CD30 Antibody)—Hodgkin Lymphoma.    We are developing MDX-1401, a fully human antibody that targets CD30, a marker for activated lymphocytes that is present on the malignant cells of Hodgkin lymphoma, or HL, as well as other CD30-expressing cancers. MDX-1401 is a non-fucosylated, second-generation anti-CD30 antibody that is enhanced for greater antibody-dependent cellular cytotoxicity, or ADCC, activity over the first-generation anti-CD30 antibody (MDX-060). The ongoing multi-dose, dose-escalation Phase 1 trial of MDX-1401 is expected to enroll up to 36 patients with relapsed or refractory HL and is designed to establish and evaluate the safety profile and initial efficacy of MDX-1401.

        MDX-1411 (Anti-CD70 Antibody)—Cancer.    We are developing MDX-1411, a fully human antibody that targets the CD70 receptor, which is a member of the tumor necrosis factor family and expressed in a number of cancers, including renal cell cancer, and certain types of leukemia and lymphoma. Two separate multi-dose, dose-escalation Phase 1 trials are ongoing. One is an open-label, multi-center Phase 1 trial that is expected to enroll up to 40 patients with advanced clear cell renal cancer, or ccRC, and is designed to determine the safety, tolerability and maximum tolerated dose, as well as to characterize preliminary efficacy and pharmacokinetics of MDX-1411 in ccRC. The other is a Phase 1 trial that is expected to enroll up to 34 patients with chronic lymphocytic leukemia, or CLL, or mantle cell lymphoma, or MCL, and is designed to assess the safety and tolerability profile and preliminary efficacy of MDX-1411 in CLL and MCL.

        MDX-1203 (Anti-CD70 Antibody-Drug Conjugate)—Cancer.    We are developing MDX-1203, our first antibody-drug conjugate product candidate generated from Medarex's ADC proprietary technology. MDX-1203 is comprised of a fully human anti-CD70 antibody linked to a potent cytotoxic agent. In January 2009, we announced the allowance of an IND application filed with the FDA to commence an open-label, multi-dose, dose-escalation Phase 1 trial that will establish and evaluate the safety, tolerability and maximum tolerated dose, as well as preliminary distribution, metabolism and pharmacokinetics of MDX-1203 in patients with renal cell cancer and non-Hodgkin lymphoma.

        Other Proprietary Product Candidates.    In addition to product candidates in clinical development, we are actively engaged in preclinical and research activities with respect to a number of additional product candidates that may move forward into clinical development in the future.

  Financial Assets in Late-Stage Clinical Development

        STELARA™/ustekinumab (Anti-IL-12/IL-23 Antibody)—Psoriasis.    Centocor, Inc., or Centocor, and Janssen-Cilag International NV (both members of the Johnson & Johnson family of companies) are developing STELARA™ (ustekinumab, previously known as CNTO 1275), a human antibody generated from our UltiMAb® technology that targets IL-12/IL-23 for the treatment of inflammatory diseases, including psoriasis. Marketing approval to market STELARA for the treatment of moderate to severe plaque psoriasis as an infrequently administered subcutaneous injection for use in Canada and across Europe was announced by Centocor in December 2008 and by Jassen-Cilag in January 2009, respectively. In February 2008, Centocor announced that the Biologics License Application, or BLA, for ustekinumab had been accepted for review by the FDA for the treatment of adult patients with chronic moderate to severe plaque psoriasis. We expect to receive royalties on sales of this product.

        Golimumab (Anti-TNFa Antibody)—Inflammatory Diseases.    Centocor and its partner, Schering-Plough Corporation, are developing golimumab (also known as CNTO 148), a next-generation human anti-TNFa antibody generated from our UltiMAb® technology for the treatment of inflammatory diseases. In March 2008, Centocor and Schering-Plough announced the submission of a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMEA, requesting approval of golimumab as a monthly subcutaneous treatment for adults with rheumatoid arthritis, psoriatic arthritis and ankylosing spondylitis. In June 2008, Centocor announced the submission of a BLA filing to the FDA for similar approval. We expect to receive additional milestone payments as this product candidate moves through the regulatory process, and royalties on product sales, should commercialization occur.

        Canakinumab (Anti-IL-1b Antibody)—Cryopirin-associated Periodic Syndromes.    Novartis Pharma AG, or Novartis, is developing canakinumab (also known as ACZ885), a fully human antibody generated from our UltiMAb® technology that targets IL-1b for the treatment of auto-inflammatory diseases. In January 2009, Novartis announced the submission of a BLA filing to the FDA and a submission of a MAA filing to the EMEA for the approval of canakinumab as a treatment for cryopirin-associated periodic syndromes, or CAPS, auto-inflammatory diseases caused by rare genetic mutations that also include Muckle-Wells Syndrome. We expect to receive milestone payments as this product candidate moves through the regulatory process, and royalties on product sales, should commercialization occur.

        Arzerra™/ofatumumab (Anti-CD20 Antibody)—Chronic Lymphocytic Leukemia, Rheumatoid Arthritis.    Genmab A/S, or Genmab, and its partner, GlaxoSmithKline, are developing Arzerra™ (ofatumumab, previously known as HuMax-CD20), a fully human antibody generated from our UltiMAb® technology that targets CD20, a molecule found on B-cells. In January 2009, Genmab and GlaxoSmithKline announced the submission of a BLA to the FDA and the submission of a MAA filing to the EMEA for the approval of Arzerra as a treatment for chronic lymphocytic leukemia. According to Genmab, additional trials of ofatumumab are ongoing in rheumatoid arthritis (Phase 3) and non-Hodgkin lymphoma (Phase 2). We have an equity interest in Genmab, but are not entitled to license fees, milestone payments or royalties from the license of this product candidate.

        Zalutumumab (Anti-EGFr Antibody)—Head and Neck Cancer.    Genmab is developing zalutumumab (HuMax-EGFr), a fully human antibody generated from our UltiMAb® technology that targets EGFr, a receptor molecule that has been found in excess on many types of tumor cells. According to Genmab, two Phase 3 trials of zalutumumab for the treatment of head and neck cancer are ongoing. We have an equity interest in Genmab, but are not entitled to license fees, milestone payments or royalties from the license of this product candidate.

        Other Product Candidates.    Our technology licensing partners have active clinical and preclinical development programs that we anticipate may lead to the identification of new antibody product candidates and novel combinations with antibodies currently in development. We are aware of a number of other antibody product candidates derived from our UltiMAb® technology that are in Phase 2 or Phase 1 clinical development by partners who license our technology, including Amgen, Bristol-Myers Squibb, Centocor, Eli Lilly, Genmab/Roche, ImClone Systems, Novartis and Pfizer. These products are considered Financial Assets from which Medarex generally receives license fees and milestone payments and royalties on any product sales. Generally, under the terms of these agreements, our partners are responsible for all costs of product development, manufacturing and commercialization of any products. We are not obligated, and in many cases due to contractual obligations, are unable, to provide any clinical data and/or development progress updates on these antibody programs.

Our Antibody Technology Platforms

        Antibodies are natural proteins produced in the human body by B-cells and serve as an important defense against disease. Human B-cells produce millions of different types of antibodies, all with varying shapes that allow them to attach to and, as a result, neutralize different disease targets. For example, certain antibodies seek out and attach to viruses, bacteria and diseased cells, making them susceptible for destruction by the human immune system. Others attach to specific disease targets and block their interaction with other molecules or can be used to deliver a cytotoxic agent to directly kill cancer cells.

  The UltiMAb® Technology Platform

        Our solution to making antibodies with fully human protein sequences is to use transgenic strains of mice in which mouse antibody gene expression is suppressed and replaced with human antibody gene expression. Because our mice contain genes encoding human antibodies, we believe the antibodies we generate are more likely to have favorable safety profiles and be eliminated less rapidly from the human body, potentially reducing the frequency and amount of dosing required to affect disease targets. Additionally, our fully human antibodies do not require any humanization, a process that at times has proven to be challenging and time consuming, and can result in antibodies with lowered binding affinities for their respective targets. Our UltiMAb Human Antibody Development System® includes (i) our HuMAb-Mouse® technology, (ii) Kirin's TC Mouse™ technology and (iii) the KM-Mouse® technology. In total these technologies and the human antibodies they produce constitute our UltiMAb® technology.

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

  Antibody-Drug Conjugate Technology Platform

        In addition to our human antibody technology, we have developed our own proprietary Antibody-Drug Conjugate, or ADC, technology platform to complement our UltiMAb® technology platform and to generate and develop potentially significant antibody cytotoxic therapeutics for a variety of oncology indications. Our proprietary ADC platform includes a potent, synthetically manufactured prodrug (a DNA minor-groove binding alkylating agent), which is attached to an antibody using a stable peptide-based linker. We have designed our ADC platform to overcome many of the key development challenges of drug conjugates, including issues of linker stability, potency and multi-drug resistance, while maintaining a wide therapeutic window with minimal toxicity.

        We have conducted multiple preclinical studies on several investigational antibody-drug conjugate candidates in development whereby these antibody-drug conjugate candidates demonstrated enhanced anti-tumor activity in xenograft models, even with single doses as low as 0.005 micro mol/kg when compared to the anti-cancer antibodies alone. Preclinical studies have also demonstrated that anti-tumor activity is maintained in drug-resistant cancer cells. Additionally, our activatable prodrug has been shown to accumulate in the targeted tumor cells but not in normal tissue cells, thereby minimizing the toxicity profile but not the anti-tumor activity in animal and primate models.

        In January 2009, we announced the allowance of an IND application filed with the FDA to commence a Phase 1 trial for our first antibody-drug conjugate candidate, MDX-1203. The open-label, multi-dose, dose-escalation Phase 1 trial is designed to establish and evaluate the safety, tolerability and maximum tolerated dose, as well as preliminary distribution, metabolism and pharmacokinetics of MDX-1203 in patients with renal cell cancer and non-Hodgkin lymphoma.

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

        Our Bloomsbury, New Jersey research and development facility is situated on approximately 135 acres of land and currently contains space for approximately 165,000 square feet of laboratory, warehouse and office space. We completed a renovation of these facilities in 2004 and currently use approximately 100,000 square feet in these facilities, accommodating approximately 200 employees engaged in antibody research and development work.

        We lease approximately 45,000 square feet of laboratory, clinical trial production and office space in Annandale, New Jersey, where we manufacture antibody products for use in clinical development and clinical trials conducted by us and by certain of our partners. Our Annandale facility currently has the capacity to develop up to 15 antibody projects per year and operates in accordance with current good manufacturing practices, or cGMP, regulatory requirements. We do not currently have the capability to manufacture our product candidates under development in large commercial quantities and have no experience in commercial-scale manufacturing. We believe that our existing facility in Annandale is adequate for the production of materials for clinical trials of our products and for providing the support we offer to certain of our partners in connection with our human antibody technology in the near-term. We executed a clinical supply agreement with Lonza Group Ltd. with respect to ipilimumab, which has been assigned to BMS as part of our collaboration. Our partner BMS is responsible for securing commercial supply arrangements for ipilimumab.

  Our Antibody Partnerships

        We have leveraged the strength of our antibody technology and development expertise to establish numerous partnerships with leading pharmaceutical and biotechnology companies. In general, through these collaborations, we are able to either retain direct commercial opportunity by jointly developing and commercializing products for our own pipeline or obtain milestone payments and royalties from the development and commercialization activities of those companies using our UltiMAb® technology.

  BMS

        In 2005, we entered into a collaboration and co-promotion agreement and a related securities purchase agreement with BMS. Under the terms of the collaboration, we and BMS have each granted the other certain intellectual property licenses and product rights on a worldwide basis to enable us to collaborate in the research and development of certain therapeutic antibody-based product candidates for the treatment of diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by us to BMS of a license to commercialize ipilimumab, a fully human antibody product candidate developed using our UltiMAb® technology, that is antagonistic to CTLA-4. Ipilimumab is currently under investigation for the treatment of a broad range of cancers. A more detailed description of our ipilimumab development program is included herein under the section entitled "Products in Development."

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

        Under the terms of the collaboration, we could receive up to $205.0 million from BMS if all regulatory milestones are met, plus up to an additional $275.0 million in sales-related milestones. In addition, if we exercise our co-promotion option with respect to ipilimumab for the metastatic melanoma indication, and regulatory approval is obtained, we would receive 45% of any profits from commercial sales of such product in the U.S. In the event we choose not to exercise our co-promotion rights with respect to a product, BMS will have exclusive commercial rights in the U.S. and will pay us royalties on commercial sales. Regardless of whether or not we exercise our co-promotion option, outside the U.S. BMS will have exclusive commercial rights for products and will pay us royalties on commercial sales.

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

        We and Pfizer have retained all rights to our respective separate anti-CTLA-4 products. Pursuant to the Pfizer Licenses, which are non-exclusive, we have the potential to receive milestones and double-digit royalty payments based upon commercial sales of any Pfizer anti-CTLA-4 antibody product whether or not such product was generated using our UltiMAb® technology. In contrast, we have no future payment obligations to Pfizer in connection with any anti-CTLA-4 product we may develop. Both we and Pfizer are independently developing antibodies to CTLA-4, including our ipilimumab and Pfizer's tremelimumab product candidates. Tremelimumab was generated without using our UltiMAb® technology.

        A description of the termination provisions of our agreements with Pfizer is included herein under Note 9 ("Collaboration Agreements") to the Consolidated Financial Statements.

  Our 50/50 Collaborative Partnerships

        We have been able to increase our access to novel therapeutic targets by establishing collaborations with other companies and institutions that have identified potential therapeutic targets or have created platforms for the identification of such targets. We carefully evaluate opportunities to in-license and/or acquire such targets and to develop novel therapeutic products by producing fully human antibodies that interact with such targets. Typically, a collaborator will provide one or more target antigen(s), and we will generate and develop antibodies against the antigen(s) using our UltiMAb® technology. We and our collaborators typically agree to share equally the costs of clinical development and manufacturing, as well as revenues, expenses and profits associated with any products arising under the collaboration. We believe this allows us to participate in the research and development of substantially more potential candidates than we could develop on our own if we bore the entire cost of development. A selected listing of our partnered product candidates is included in "Products in Development" above.

  Our Technology Licensing Partnerships

        Our licensing partners typically obtain licenses to one or more of our antibody generating technologies which allow these partners to develop and commercialize antibody-based products using our technology. We have the potential to receive license fees, milestone payments and royalties on product sales in connection with each of these products. Under these licenses, there is usually an initial period during which our licensing partner may elect to enter into a research license for antibodies to a particular designated target. Subsequently, our partner may elect to obtain a commercial license for one or more specific monoclonal antibodies. In some cases, once a partner has obtained a commercial license for monoclonal antibodies to a given target, we can no longer license our human antibody technology to a different company for that particular target.

        The financial terms of our licensing partnerships, which may involve multiple antibodies, typically include license fees and a series of milestone payments commencing upon initiation of clinical trials and continuing through to commercialization. Under these partnerships, we expect to also receive royalties on any product sales. In some cases, our partners reimburse us for research and development activities we conduct on their behalf. Generally, under the terms of these agreements, our partners are responsible for all costs of product development, manufacturing and commercialization of any products. Certain product candidates under development by our licensees are listed under "Products in Development" above.

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

        Through December 31, 2008, we have not made any milestone payments to Kirin, although approximately $2.8 million has been paid to Kirin as of December 31, 2008 representing in part a payment due Kirin as a result of our collaboration with Pfizer. Based on products we are developing which use or we believe may use Kirin technology and that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2010, we may be required to make milestone payments to Kirin aggregating up to approximately $4.25 million per product with respect to such products. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

  Other Cross-Licensing and In-Licensing Partnerships

        In addition to our collaboration with Kirin, we have entered into a number of other agreements that contain in-licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. We have also entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments, which we will be required to pay, that become due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through December 31, 2008, we had made milestone payments of approximately $2.2 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of 10 products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2010, we may be obligated to make future milestone payments aggregating up to approximately $57.5 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

Strategic Investments

  Genmab

        We originally owned approximately 44% of Genmab A/S, a Danish biotechnology company listed on the Copenhagen Stock Exchange. As a result of a series of transactions, including a sale of 2,500,000 shares of Genmab in February 2008 resulting in net proceeds to us of approximately $151.8 million, and a sale of 2,578,500 shares of Genmab in February 2007 resulting in net proceeds to us of approximately $152.1 million, our equity interest in Genmab has been reduced to approximately 5.1%.

  Celldex

        In 2004, we assigned and licensed to Celldex Therapeutics, Inc., or Celldex, our then wholly-owned subsidiary, certain intellectual property related to our non-core vaccine technology, including the rights to CDX-1307 (previously known as MDX-1307), one of our product candidates for the treatment of cancer, as well as the IND associated with this product candidate.

        In 2005, Celldex acquired Lorantis Limited and Alteris Therapeutics, Inc., privately held biotechnology companies. As a result of these transactions, our ownership percentage of Celldex was reduced to approximately 60%. In March 2008, Celldex merged with AVANT Immunotherapeutics, Inc., a publicly traded biotechnology company (NASDAQ: AVAN), which develops vaccines and other immunotherapies and has three commercialized products. Following the merger and related reverse stock split, we received a total of 5,312,539 shares of the combined company, or AVANT, representing approximately 35.6% of the total post-split outstanding shares of AVANT. In May 2008, AVANT sold 781,250 shares of its common stock to a corporate partner, thereby reducing our ownership percentage in AVANT to approximately 33.8%. In June 2008, we sold 351,691 shares of AVANT. As a result of this sale, our ownership percentage in AVANT was further reduced to approximately 31.6%. In September 2008, AVANT changed its name to Celldex Therapeutics, Inc. and began trading under the symbol CLDX, effective October 1, 2008. In October 2008, Celldex Therapeutics issued 81,512 shares of its common stock as settlement of a payable, further reducing our ownership percentage to approximately 31.4%.

Intellectual Property

        Proprietary protection for our products, processes and know-how is important to our business. We file patent applications to protect our technology, inventions, and improvements that we consider important to the development of our business. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We will aggressively prosecute and defend our patents and proprietary technology.

        We have filed applications for a number of patents, have been granted patents or have obtained rights relating to our technology platforms, and various product candidates.

        As of December 31, 2008, we hold an ownership interest in a total of approximately 78 issued patents in the U.S. and 359 issued patents in foreign countries with respect to technologies and products. In addition, we hold an ownership interest in a total of 92 U.S. patent applications and 785 applications in foreign countries. We also hold exclusive and non-exclusive rights in numerous in-licensed patents and patent applications relevant to our business.

        In 2008, 19 U.S. provisional or utility patent applications and 15 Patent Cooperation Treaty, or PCT, applications were filed by or on behalf of Medarex.

        From time to time, we may decide to selectively divest some of our patents or pending patent applications as our business evolves. Multiple provisional U.S. applications may be combined in a single U.S. and/or PCT filing and provisional U.S. filings may expire in favor of a PCT filing which will eventually become national stage filings in the U.S. and other countries. In addition, applications containing multiple inventions may be filed separately in multiple divisional applications. Thus, these patent and patent application counts may not exactly correspond from year to year.

        Our patent portfolio includes granted patents and applications directed to our UltiMAb® technology, including our HuMAb-Mouse® technology. This includes patents and applications that are wholly owned, jointly owned and in-licensed rights. These patents, most of which are in the same patent family, claim the transgene, the transgenic mouse and methods of obtaining high affinity antibodies, among others. Although our earliest patents in this portfolio started to expire in 2008, the majority of the HuMAb-Mouse® technology patents expire between 2011 and 2015. In addition, we continue to file patent applications directed to improvements in our HuMAb-Mouse® technology. Still further, our patent portfolio directed to improvements in the KM-Mouse® technology that is jointly owned with Kirin will begin to expire in 2022.

        Our patent portfolio also includes granted patents and applications directed to our ADC technology, including patent filings relating to toxins and linkers, as well as antibody-drug conjugates per se. These patent filings are wholly owned, and we continue to file patent applications directed to improvements and new embodiments of this technology. The earliest of these patents will expire in 2022.

        Our patent portfolio includes granted patents and applications directed to our UltiMAb® products, including patent filings claiming human antibodies against dozens of targets. These include patent applications describing several of our particular human antibody product candidates, such as our anti-CTLA-4 (ipilimumab), anti-CD30 (MDX-1401), anti-PD-1 (MDX-1106), anti-PD-L1 (MDX-1105), anti-IP10 (MDX-1100), anti-CD19 (MDX-1342) and anti-CD70 (MDX-1411 and MDX-1203) product candidates.

        We have been assigned patent rights relating to MEDI-545 and MEDI-546 by Nufarm, B.V., Medisup International N.V., Pharma Pacific Pty. Ltd and Laboratorie European de Biotechnologie. We have acquired patent rights relating to MDX-1100 through our acquisition of Ability Biomedical. In addition, we have acquired patent rights from Corixa Corporation relevant to our ADC technology.

        In addition to the patents and patent applications in which we hold an ownership interest, we hold exclusive and non-exclusive licenses to many other patents and applications, including the license to the Abgenix, Inc., or Abgenix, (and now Amgen) intellectual property mentioned in the "Competition" section. For example, these technologies include microinjection of transgene DNA, homologous recombination, chromosome transfer, yeast artificial chromosome transgene technology and other relevant technologies. We also hold an exclusive sub-license to intellectual property created at the University of California relating to aspects of ipilimumab and also have licenses from BMS and Pfizer concerning other intellectual property related to ipilimumab.

        We own registrations for the following trademarks in the listed jurisdictions: Medarex® in the U.S., the European Union, Canada, Australia and Switzerland; HuMAb-Mouse® and UltiMAb Human Antibody Development System® in the U.S., Canada and European Union; KM-Mouse® in the European Union; GenPharm® in the U.S.; and UltiMAb® in the European Union.

Regulatory Issues

        The following section contains some general information regarding the regulatory environment and processes affecting our industry and is designed to illustrate in general terms the nature of our business and the potential impact of government regulation on our business. It is not intended to be comprehensive or complete. Please remember that the regulatory context in which we operate is complex and constantly changing.

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

        Each domestic and foreign biopharmaceutical manufacturing establishment, including any contract manufacturers we may decide to use, must be listed in the NDA or BLA and must be registered with the FDA. The application will not be approved until the FDA conducts a manufacturing inspection, approves the applicable manufacturing process for the drug or biological product, and determines that the facility is in compliance with cGMP requirements. The inspection and approval process is likely to require substantial time, effort and resources, and necessary approvals may not be granted on a timely basis, if at all.

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

  Other U.S. Regulatory Requirements

        In the U.S., the research, manufacturing, distribution, sale, and promotion of drug and biological products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Some states have enacted legislation requiring biotechnology and pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing. Many states also have laws requiring that drug and biotechnology manufacturers obtain annual registrations in order to ship products into the state, and some states have enacted requirements that shipments be accompanied by pedigree statements identifying the source and prior shipments of the product. All of these activities are also potentially subject to federal and state consumer protection, unfair competition and other laws.

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

        The policies of the FDA and other regulatory authorities may change, and additional government regulations may be enacted, which could prevent, limit or delay regulatory approval of our product candidates or approval of new uses for our product candidates. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Competition

        We face competition in several different forms. Our human antibody generation activities currently face competition from several companies and from other technologies. In addition, the products being developed by us or by our partners also face actual or potential competition.

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

        We face competition from many companies that provide the services of generating monoclonal antibodies for antibody-based therapeutics. One competitor with respect to our human antibody technology has been Abgenix, which was acquired by Amgen in 2006. As a result of the cross-license agreement with GenPharm, our wholly owned subsidiary, Abgenix had offered to potential partners the use of its transgenic mouse known as XenoMouse® to generate fully human monoclonal antibodies.

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

        Other companies are also developing, or have developed technologies for generating human or partially human antibodies. For example, Avanir Pharmaceuticals, or Avanir, and XTL Biopharmaceuticals Ltd., or XTL, each have developed technology that, according to Avanir and XTL, will allow them to generate fully human monoclonal antibodies in functionally modified mice.

        Numerous other companies are developing therapeutic products comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies not involving animal immunization that result in libraries composed of numerous human antibody sequences. For example, phage display technology is being used by companies such as Dyax Corp.,

CAT, and MorphoSys AG to develop potentially therapeutic products comprising human antibody sequences. XOMA Ltd. and PDL BioPharma, Inc., or PDL BioPharma, both offer technologies to convert mouse antibodies into antibodies closely resembling human antibodies. Roche Diagnostics is exploring ways of generating fully human antibodies from human B-cells using PCR. Companies such as Johnson & Johnson, MedImmune (a subsidiary of AstraZeneca), Amgen, Biogen Idec, Inc., Novartis, Genentech, Inc., PDL BioPharma, Wyeth, BMS, Abbott Laboratories, Alexion Pharmaceutical, Inc. and GlaxoSmithKline have generated therapeutic products that are currently in development or on the market and that are derived from recombinant DNA that comprise human antibody sequences. Numerous additional companies are developing therapeutic products comprising human antibody components.

        We are aware of several pharmaceutical and biotechnology companies actively engaged in research and development of antibody-based products that have commenced clinical trials with or have successfully commercialized antibody products. Some of these companies, such as Pfizer, ImClone Systems, Johnson & Johnson, Wyeth, Amgen, Abbott, UCB Pharma, Biogen Idec, CAT (acquired by AstraZeneca), MorphoSys AG, Genentech, Inc., Human Genome Sciences, Millennium: The Takeda Oncology Company and PDL BioPharma are addressing diseases and disease indications that are being targeted by us and certain of our partners. For example, Pfizer is developing tremelimumab, an anti-CTLA-4 antibody in Phase 2 development, in potential competition with our product candidate, ipilimumab. Several of the foregoing companies are also licensees of our transgenic mouse technology. As we focus more on our activities in developing our own antibodies for cancer, infectious diseases and inflammatory diseases, the list of our competitors may extend to an even larger number of pharmaceutical and biotechnology companies. Many of these companies and institutions, either alone or together with their partners, have substantially greater financial resources and larger research and development divisions than we have. In addition, many of these competitors, either alone or together with their partners, have substantially greater experience than us in developing pharmaceutical products, undertaking preclinical testing and human clinical trials, obtaining FDA and other regulatory approvals of such products and the manufacturing and commercialization of such products. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or other non-U.S. equivalent marketing approval and commercializing products more rapidly than us.

        We also face competition from companies developing or testing product candidates for the same or similar targets we are pursuing with our own pipeline of fully human antibody therapeutics. For example, our MDX-1342 anti-CD19 antibody may face competition from other humanized or murine anti-CD19 antibodies being developed by Xencor, Inc. (XmAb5574) and MedImmune and Micromet, Inc. (MEDI-538/MT103). Our MDX-1411 and MDX-1203 anti-CD70 antibody and antibody-drug conjugate, respectively, may face competition from humanized anti-CD70 antibodies in development by Seattle Genetics, Inc. (SGN-70 and SGN-75). Our MDX-1401 anti-CD30 antibody may face competition from other humanized anti-CD30 antibodies in development by Seattle Genetics (SGN-35) and Xencor (XmAb2513). Our MDX-1106 anti-PD-1 antibody may face competition from a humanized anti-PD-1 antibody in development by CureTech Ltd. (CT-011). In addition, there may be further competitors working on the targets of our critical programs of whom we are currently unaware.

        Other technologies can also be applied to the treatment of the diseases that we or our partners are pursuing. For example, Medarex is developing ADCs which are monoclonal antibodies linked to cytotoxic agents. Medarex's proprietary ADC technology is at an early stage of development and there are other ADC technologies developed by competitors such as Seattle Genetics, Immunogen, Genentech, and Wyeth that may allow for the development of ADC products with a better safety or efficacy profiles than products developed using Medarex's ADC technology platform.

        Companies also are developing antibodies linked to radioactive isotopes. In addition, the application of recombinant DNA technology to develop potential products consisting of proteins (such as growth factors, hormones, enzymes, cytokines, receptor fragments and fusion proteins, or cytokines)

that do not occur normally in the body, or occur only in small amounts, has been under way for some time. Included in this group are interleukins such as IL-2 and IL-11, interferons, colony stimulating factors such as G-CSF and GM-CSF, clotting factors, growth hormones, erythropoeitin, DNAse, tPA, glucocerebrosidase, PDGF, and a number of other biological response modifiers. Continuing development of new chemical entities and other drugs by pharmaceutical and other biotechnology companies also carries with it the potential discovery of agents for treating disease indications targeted by drugs that we or our partners are developing.

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

Employees

        As of December 31, 2008, we employed 488 full-time employees, of whom approximately 415 were engaged in research and development activities. As of that date, there were 73 employees involved in business development, legal, finance and other administrative functions. None of our employees is covered by a collective bargaining agreement. We have entered into employment contracts with certain of our executive officers. Our success will depend in large part upon our ability to attract and retain employees. We face competition for employees from other companies, research and academic institutions, government agencies and other organizations. We believe we maintain good relations with our employees.

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

        You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on or after the day of filing with the SEC, on our website at www.medarex.com, by contacting the Investor Relations Department at our corporate offices by calling (609) 430-2880, or by sending an e-mail message to

information@medarex.com. You can direct requests for literature to the information request section on our website.

Item 1A.    Risk Factors

Forward Looking Information

        This Annual Report contains forward-looking statements within the meaning of Sections 27A and 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions, or strategies regarding the future. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "estimates", "plans", "forecasts", "is likely to", "projected" and similar expressions or future conditional verbs such as "should", "would", "may", and "could" are generally forward-looking in nature and not historical facts. Forward-looking statements include, without limitation, statements in this section, and in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report regarding, among other things, uncertainties relating to our technology; anticipation of future losses; uncertainty of product development; uncertainty relating to competitive products; need for additional capital and uncertainty of change; uncertainty of patent and proprietary rights; management of growth, and risks of acquiring new technologies; uncertainties related to clinical trials; government regulation and uncertainty of obtaining regulatory approval; dependence on research collaborators and scientific advisors; uncertainty of health care reform measures and third-party reimbursement and risk of product liability. All forward-looking statements included in this Annual Report are based on information available to us as of the date hereof, and we do not assume any obligation to update any such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. Accordingly, in addition to the other information in this Annual Report, the following factors should be considered carefully. References to our products, business, financial results or financial condition should be considered to refer to us and our subsidiaries unless the context otherwise requires.

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

        We have incurred large operating losses, and we anticipate that these losses will continue for the foreseeable future. In particular, as of December 31, 2008, we had an accumulated deficit of approximately $1.0 billion. Our net loss was $38.5 million for the year ended December 31, 2008. Our net loss for the year ended December 31, 2008 included a realized gain of approximately $151.8 million from the sale of a portion of our Genmab stock. Excluding this realized gain, our net loss for the year ended December 31, 2008 would have been $190.3 million. Our losses have resulted principally from:

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

We may modify our business strategy in light of developments in our business and other factors.

        We continually evaluate our business strategy and, as a result, may modify our strategy in the future. We may, from time to time, focus our product development efforts on different products or may delay or cease development of various products. In addition, as a result of changes in our business strategy, we may also change or refocus our existing research and development activities. This could require changes in our facilities and personnel and the restructuring of various financial arrangements. We cannot be certain that changes that we implement will be successful.

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

We are subject to the risks of lawsuits and regulatory actions in connection with our historical stock option granting practices, the resulting restatements, and the remedial measures we have taken.

        In addition to the possibilities that there may be additional governmental actions or shareholder lawsuits against us, we may be sued or taken to arbitration by current or former officers or employees in connection with their stock options or other matters. These governmental actions, lawsuits and arbitrations may be time consuming and expensive, and cause further distraction from the operation of our business. The adverse resolution of any specific action could have a material adverse effect on our business, financial condition and results of operations.

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

        We believe our current sources of liquidity, including the proceeds received from the sale of our 2.25% convertible senior notes, will be sufficient to meet our operating, debt service and capital requirements for at least the next 24 months. To the extent our 2.25% convertible senior notes due in 2011 are not converted into shares of our common stock on or before their maturity date, we will have to either refinance the principal amount due or repay the principal amount of the notes. In any event, we may require additional financing within this time frame and may raise funds through public or private financings, line of credit arrangements, collaborative relationships, sale of assets, and/or other methods. The use of cash on hand or other financial alternatives will depend on several factors including, but not limited to, the future success of our products in clinical development, the prevailing interest rate environment and access to the capital markets. We may be unable to raise sufficient funds to complete development of any of our product candidates, to continue operations or to repay our debt obligations at maturity. As a result, we may face delay, reduction or elimination of research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.

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

        Due to recent market developments, including continued rating agency downgrades of sub-prime U.S. mortgage-related assets and insurers of long-term debt, the value of sub-prime-related investments and certain tax-exempt long-term debt has declined. This recent and precipitous decline in the market value of certain securities backed by residential mortgage loans and long-term debt insured by these bond insurers has led to a large liquidity crisis affecting the broader U.S. housing market, the financial services industry and global financial markets. As a result, investors in many industry sectors have experienced substantial decreases in asset valuations and uncertain market liquidity for their investments. Overall liquidity for many debt issues has declined, meaning that we may realize losses if we are required to liquidate securities upon short notice. To date, we have not experienced any defaults on any of our investment securities.

        As a result, this "credit crisis" may have a potential impact on the determination of the fair value of certain of our investments, or possibly require impairments in the future, should the value of certain of our investments suffer a decline in value which is determined to be other than temporary. We currently do not believe that any change in the market value of fixed income investments in our portfolio is material, nor does it warrant a determination that there was a other than temporary impairment. We continue to monitor our investments closely and a future decline in value of such investments which is determined to be other than temporary may require us to record a material impairment of the fair value of those investments.

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

  •
  unforeseen safety issues;

  •
  delays, suspension or termination of clinical trials due to the institutional review board responsible for overseeing the study at a particular study site, or for some studies due to the data safety monitoring committee charged with overseeing the study as a whole; and

  •
  government or regulatory delays or "clinical holds" requiring suspension or termination of the trials.

        Even if we obtain positive results from preclinical testing or clinical trials, we may not achieve the same success in future trials. Clinical trials may not demonstrate statistically sufficient effectiveness and safety to obtain the requisite regulatory approvals for our product candidates. In a number of instances, we have terminated the development of certain product candidates in the early stages of human clinical testing due to a lack of or modest effectiveness.

        Generally, our clinical trials, including our cancer trials for ipilimumab and other antibodies, are conducted in patients with serious or life-threatening diseases for whom conventional treatments have been unsuccessful or for whom no conventional treatment exists, and in some cases, our product candidate is used in combination with approved therapies that themselves have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to our product candidates. In trials of ipilimumab, the most commonly reported drug-specific adverse events are primarily immune-related, ranging from mild in most cases to severe in a very few number of instances, and are consistent with the mechanism of action of CTLA-4 blockade. These events are organ-specific, principally involving the gastrointestinal tract (diarrhea or colitis), the skin (severe rash or pruritis), the endocrine glands (reduced pituitary function) and the liver (increased liver enzymes). Other than a very small number of fatalities not directly related to disease progression or complications of the disease being treated, representing approximately 1% of over 4,000 patients treated in all previous trials of ipilimumab, which may or may not be attributable to our product candidates, the majority of adverse events resolved or improved with treatment and without further significant complications. From our collective experience in treating over 4,000 patients with ipilimumab, treatment guidelines have been established to ensure proper management and most of these adverse events are manageable and resolve following withdrawal of ipilimumab or appropriate medical therapy, such as corticosteroids. In addition, we and BMS are exploring potential biomarkers that may be predictive of clinical responses. We cannot assure you that additional safety issues will not arise with respect to our products in the future.

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

        We are aware of only a limited number of companies on a worldwide basis that operate manufacturing facilities in which our product candidates can be manufactured under cGMP regulations, a requirement for all pharmaceutical products. We are currently pursuing late-stage clinical and commercial supply agreements with cGMP-compliant third-party manufacturers with available capacity to meet our internal production timetables. We have entered into a clinical supply agreement with Lonza with respect to ipilimumab. As part of our collaboration with BMS, we assigned to BMS the clinical supply agreement with respect to ipilimumab. Our partner BMS is responsible for securing commercial supply agreements for ipilimumab. BMS may not be able to successfully consummate such arrangements. We do not currently have the capability to manufacture our product candidates under development in large commercial quantities and have no experience in commercial-scale manufacturing. It would take a substantial period of time for a contract facility that has not been producing antibodies to begin producing antibodies under cGMP regulations.

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

Due to the size of our equity interest in Celldex Therapeutics (formerly AVANT), we must include a portion of its income and losses in our financial statements.

        Due to the size of our equity interest in Celldex Therapeutics, Inc. (formerly AVANT), we are currently (effective March 7, 2008) required to account for our interest in Celldex Therapeutics under the equity method of accounting, which provides that we must include a portion of Celldex Therapeutics's income and losses equal to our percentage equity interest in Celldex Therapeutics in our consolidated financial statements. For the year ended December 31, 2008, our share of the net loss of Celldex Therapeutics was approximately $10.1 million.

Our strategic equity investments in our partners expose us to equity price risk and, in addition, investments in our partners may be deemed impaired, which would affect our results of operations.

        We have a number of strategic investments that expose us to equity price risk. These investments may become impaired, which would adversely affect our results of operations.

        We are exposed to equity price risk on our strategic investments in our publicly-traded partners, and as part of our business strategy, we may choose to make additional similar investments in public companies in the future. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are designated as available-for-sale and are reported at fair value on our consolidated balance sheet. Unrealized holding gains and losses on available-for-sale securities are generally excluded from earnings and reported within other comprehensive income which is a separate component of shareholders' equity. Under our accounting policy, marketable equity securities are generally considered to be impaired if their fair value is less than our cost basis in such securities for more than six months, or some other period in light of the particular facts and circumstances surrounding the investment. If a decline in the fair value of available-for-sale securities is considered to be other than temporary, the cost basis of the security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. For the years ended December 31, 2008, 2007 and 2006, we recorded impairment charges of $48 thousand, $0 and $5.2 million, respectively, on investments in partners whose securities are publicly traded. If we deem these investments to be further impaired at the end of any future reporting period, we may incur additional impairment charges on these investments.

        In addition, we have investments in several of our partners whose securities are not publicly traded. The value of our investments in these companies is inherently more difficult to estimate than our investments in publicly traded companies. We estimate the value of these investments by using information acquired from industry trends, management of these companies, financial statements and other external sources. Specifically, our determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financing and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. For the years ended December 31, 2008, 2007 and 2006, we recorded impairment charges of approximately $5.3 million, $2.1 million, and $0, respectively, on our investments in privately-held companies. Future adverse changes in market conditions or adverse changes in operating results of these companies may also require an impairment charge in the future.

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

        The development of biotechnology and pharmaceutical products is a highly competitive business subject to significant and rapid technological change. We face competition in several different forms. First, our human antibody generation and antibody-drug conjugate activities currently face competition from competitors with similar technology to ours as well as distinctly different technologies. Second, product candidates being developed by us or by our partners also face actual or potential competition. Developments by our competitors may render our human antibody technology, our antibody-drug conjugate technology or our products obsolete or non-competitive.

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

        Avanir and XTL have developed technologies that, according to Avanir and XTL, will allow them to generate fully human monoclonal antibodies in functionally modified mice. Numerous additional companies are developing therapeutic product candidates comprising human antibody components. Furthermore, several companies are developing, or have developed, technologies that do not involve immunization of animals for creating antibodies comprising human antibody sequences. XOMA and PDL BioPharma both offer technologies to convert mouse antibodies into antibodies closely resembling human antibodies. In addition, phage display technology is being used by companies, such as CAT, Dyax and MorphoSys to generate potentially therapeutic products comprising human antibody sequences. Companies such as Johnson & Johnson, MedImmune (a subsidiary of AstraZeneca), Amgen, Biogen Idec, Novartis, Genentech, PDL BioPharma, Wyeth, BMS, Abbott Laboratories, Alexion Pharmaceuticals, Inc. and GlaxoSmithKline have generated therapeutic products that are currently in development or on the market and that are derived from recombinant DNA that comprise human antibody components.

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

        Other technologies can also be applied to the treatment of the diseases that we or our partners are pursuing. For example, ADCs are being developed by others, as well as by us. Companies such as Genentech, Seattle Genetics (and its partners, including Progenics Parmaceuticals, Inc. and Curagen Corporation), Immunogen (and its partners, including Bayer HealthCare and sanofi-aventis), and Wyeth have generated ADCs that are currently in development or on the market that utilize ADC technologies other than Medarex's ADC technology, and these ADC product candidates may compete with ADC product candidates developed using Medarex's ADC platform technology. Other companies are developing antibodies linked to radioactive isotopes. Companies are also developing technologies for the creation of antibody alternatives or mimetics, alternative products with properties similar to antibodies. In addition, the application of recombinant DNA technology to develop potential products consisting of proteins (such as growth factors, hormones, enzymes, cytokines receptor fragments and fusion proteins) that do not occur normally in the body, or occur only in small amounts, has been under way for some time. Included in this group are interleukins such as IL-2 and IL-11, interferons, colony stimulating factors such as G-CSF and GM-CSF, clotting factors, growth hormones, erythropoeitin, DNAse, tPA, glucocerebrosidase, PDGF and a number of other similar biological agents. Continuing development of new chemical entities and other drugs by pharmaceutical and other biotechnology companies carries with it the potential discovery of agents for treating disease indications also targeted by drugs that we or our partners are developing.

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

        We have obtained orphan drug designation in the United States for ipilimumab and certain of our other product candidates in development, and therefore each is eligible for orphan drug exclusivity if approved first. The FDA's approach with respect to orphan drug status for antibody products is uncertain, particularly with respect to whether two antibody products against the same disease target would be considered to be the same for orphan drug purposes under current law and regulations. Furthermore, we are not aware of established FDA policies or precedent for how orphan drug exclusivity applies in circumstances where two or more compounds with orphan drug designations are approved for combination therapy. The FDA may not grant us exclusivity for ipilimumab, or may permit others to receive approval for differing combinations of similar compounds despite any orphan drug exclusivity we receive for different uses or for treating metastatic melanoma, depending on FDA's assessment of the similarity of the other drugs to our products. Orphan drug exclusivity also does not prevent FDA from permitting others to market the same compound for different uses than the orphan use. We therefore may not receive any meaningful protection for ipilimumab or our other product candidates based on orphan drug exclusivity.

We are subject to extensive and costly government regulation.

        Product candidates employing our human antibody technology are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S.

Department of Justice, state and local governments and their respective foreign equivalents. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of biopharmaceutical products. The FDA regulates human antibodies as biologics, subject to a BLA, under the Public Health Service Act, as amended, and the Federal Food, Drug, and Cosmetic Act, as amended. If products employing our human antibody technology are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding U.S. regulation.

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

        To date, we have not applied for or received the regulatory approvals required for the commercial sale of any of our product candidates in the U.S. or in any foreign jurisdiction. We have only limited experience in filing and pursuing applications necessary to obtain regulatory approval. It is possible that none of our product candidates, including ipilimumab, will be approved for marketing. In April 2008, Medarex and one of its partners, Bristol-Myers Squibb Company, announced that, following a meeting with the FDA to discuss the regulatory pathway forward for ipilimumab, at the request of the FDA, no BLA filing would be submitted for market approval of ipilimumab in melanoma without additional overall survival data from an ongoing Phase 3 trial of ipilimumab in combination with chemotherapy in previously untreated melanoma (study 024). Clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Once submitted, the FDA may decide not to accept the BLA for filing and the FDA may never give its approval. We cannot guarantee that we will ever be able to produce commercially successful products.

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

        In recent years, several states in the United States, including California, Massachusetts, Maine, Minnesota, Nevada, New Hampshire, New Mexico, Texas, Vermont and West Virginia, as well as the District of Columbia, also have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing. Similar legislation is being considered in other states and at the federal level in the United States. Many states also have laws requiring that drug and biotechnology manufacturers obtain annual registrations in order to ship products into the state, and some states have enacted requirements that shipments be accompanied by pedigree statements identifying the source and prior shipments of the product.

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

        We rely on patent protection against use of our proprietary products and technologies by competitors. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued or, if issued, may not be held enforceable. The products and product candidates currently being developed or considered for development are in the area of biotechnology, an area in which there are extensive patent filings. The patent position of biotechnology intellectual property generally is highly uncertain and involves complex legal and factual questions; to date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology patents. Therefore, we cannot predict with certainty the breadth of claims that we may be allowed for our proprietary technology or products, or their enforceability.

        Granted patents may be invalidated, circumvented, or may expire before or soon after commercialization. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire, or its term may exist for only a short period once commercialization begins, thus reducing any advantage of the patent. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors having similar technology that falls outside the scope of our claims. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed which is not covered by an issued patent in a particular country. The laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. Thus, any patents that we own or license from third parties may not provide sufficient protection against competitors. In addition to patents, we rely on trade secrets and proprietary know-how. We protect these secrets and know-how, in part, through confidentiality and proprietary information agreements.

        We generally require our staff members, material consultants, scientific advisors and parties to collaboration or licensing agreement to execute confidentiality agreements upon the commencement of employment, the consulting relationship or the collaboration or licensing arrangement with us. These agreements may not provide protection or adequate remedies in the event of unauthorized use or disclosure of confidential and proprietary information or breach of these agreements. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, our competitors.

We do not have exclusive access to certain patents and therefore we may face increased competition from those entities that share access to these patents.

        Even though we own issued patents and pending applications and have received licenses pertaining to the HuMAb-Mouse® and the KM-Mouse® technologies, this does not mean that we and our licensees of these technologies will have exclusive rights to all antibodies against the targets bound by these antibodies, or that we or our licensees will have the right to make, develop, use and sell the antibodies we make.

        Our patents and applications covering the HuMAb-Mouse® and the KM-Mouse® technologies also cover particular human antibodies, but they do not cover all human antibodies. Additionally, our patents may not protect against the importation of products, such as antibodies, made using the HuMAb-Mouse® or KM-Mouse® technologies.

        We do not have exclusive access to the patents underlying the HuMAb-Mouse® technology. In March 1997, prior to our acquisition of GenPharm, GenPharm entered into a cross- license and settlement agreement with Abgenix, Cell Genesys, Inc., Xenotech, L.P. and Japan Tobacco, Inc., pursuant to which Abgenix and these entities paid GenPharm a total of approximately $38.6 million in exchange for a non-exclusive license to certain intellectual property, including patents, patent applications, third-party licenses and inventions pertaining to the development and use of certain transgenic rodents, including mice, that produce fully human antibodies that are integral to our product candidates and business. This intellectual property and the related third-party licenses form the basis of our HuMAb-Mouse® technology. Amgen may have access to such intellectual property and licenses as a result of its acquisition of Abgenix in 2006. Our business may suffer from the competition of these entities and their licensees and sublicensees.

        We are not the exclusive owner of the technology underlying the KM-Mouse®. Our collaboration and license agreement with Kirin contains certain cross-licenses for certain of each other's technologies for the development and commercialization of human antibody products made using the HuMAb-Mouse®, the KM-Mouse® and certain other antibody-generating mice. Kirin has certain rights to distribute and use such mice throughout the world. Our business may be materially harmed as a consequence of competition from Kirin and its licensees and sublicensees or if the collaboration and license agreement were breached or terminated.

        Moreover, other parties could have blocking patent rights to products made using the HuMAb-Mouse® and KM-Mouse® technologies, such as antibodies, and their production and uses, based on proprietary rights covering the antibody or the antibody's target or the method of manufacturing or use of the antibody. For example, we are aware of certain U.S. and foreign patents owned by third parties relating to antibody product candidates that we are developing alone or with our collaborators, including to specific targets for making monoclonal antibodies, to human monoclonal antibodies, and to the method of manufacture and use of such products.

Third parties may allege our products or technologies infringe their patents or may challenge the validity of our patents and our other intellectual property rights, resulting in litigation or other time-consuming and expensive proceedings which could deprive us of valuable products and/or rights.

        Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. If we become involved in any intellectual property litigation, interference or other judicial or administrative proceedings, we may incur substantial expenses and the efforts of our technical and management personnel may be diverted. If any of our products or technologies are found to infringe a third party's patent or violate their proprietary rights, such an adverse determination may subject us to significant liabilities, including payment of significant monetary damages and royalties, or require us to seek licenses from third parties that may not be available on commercially favorable terms, if at all. Therefore, we and our partners may be restricted or prevented from further product development or commercializing and selling products that are covered by third party intellectual property. This could materially harm our business, financial condition and results of operations.

        With respect to third party patent rights, we are aware of a U.S. patent owned by Genentech, relating to the production of recombinant antibodies in host cells. This patent is currently in a reexamination proceeding before the U.S. Patent and Trademark Office, or USPTO. The USPTO has issued a Notice of Intent to Issue a Reexamination Certificate confirming the patentability of the reexamined claims. It is anticipated that a reexamination certificate will issue later in 2009.

        We currently produce our product candidates and our partners' product candidates using recombinant antibodies from host cells and may choose to produce additional product candidates in this manner. If any of our antibody product candidates are produced in a manner subject to claims in the Genentech patent that survive the appeal processes, if any, then we may need to obtain a license from Genentech, should one be available. We have a license to this patent from Genentech for our anti-CTLA-4 product candidate (ipilimumab) but currently do not have licenses for any of our other antibody product candidates. If we desire a license for any of our other antibody product candidates and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to make recombinant antibodies from host cells, as claimed by Genentech, or to import them into the United States.

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

        We cannot provide assurances that our product candidates and/or actions in developing or selling human antibody product candidates will not infringe the aforementioned patents. We intend to seek licenses to such patents when, in our judgment, such licenses are needed. If any licenses are required, there can be no assurance that we will be able to obtain any such license on commercially favorable terms, if at all. If these licenses are required and are not obtained, we might be prevented from using certain of our technologies for generating recombinant human antibody product candidates. Our failure to obtain a license to any technology that we may require may materially harm our business, financial condition and results of operations.

Risks Related to Our Common Stock

Our stock price may be volatile.

        Historically, there has been significant volatility in the market prices of biotechnology companies' securities. During the two-year period ended December 31, 2008, the sale prices of our common stock ranged between $3.92 and $18.23. Various factors and events may have a significant impact on the market price of our common stock. These factors include, by way of example:

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

        As of January 30, 2009, we had 18,407,382 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our equity incentive plans having a weighted average exercise price of $9.72 per share and we had reserved 12,689,735 shares of common stock for issuance pursuant to future grants of options under our equity incentive plans. We have filed registration statements on Form S-8 under the Securities Act of 1933, as amended, covering all of these shares. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

        As of January 30, 2009, we had reserved 171,053 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 under the Securities Act covering all of those shares. All shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

        The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ Global Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

        As of January 30, 2009, we had 10,936,935 shares of common stock reserved for issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

        Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. As of January 30, 2009, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

Item 2.    Properties

        The following is a description of our owned and leased properties:

Location	Leased/ Owned	Square Feet	Use	Lease Expiration Date
Annandale, New Jersey	Leased	45,000	Production, Office	2013
Bloomsbury, New Jersey	Owned	165,000	Laboratory, Office	N/A
Milpitas, California	Owned	65,000	Laboratory, Office	N/A
Sunnyvale, California	Leased	37,000	Laboratory, Office	2009
Princeton, New Jersey	Leased	20,000	Corporate Headquarters, Office	2013

        We believe that our existing owned and leased facilities are adequate for the production of materials for clinical trials of our current products and for providing the services we currently offer to our partners in connection with our human antibody technology.

Item 3.    Legal Proceedings

        The SEC is conducting an informal inquiry into our historical stock option granting practices and related accounting and disclosures. In addition, we have received subpoenas from the U.S. Attorney's Office, District of New Jersey, relating to the same matters. At the conclusion of this inquiry and investigation, we could be subject to criminal or civil charges and significant fines or penalties.

        We have previously disclosed in public filings with the SEC certain state and federal shareholders' derivative actions in connection with our historical stock option granting practices against certain current and former officers and directors, and Medarex as a nominal defendant. In August 2008, all parties entered into an agreement settling all claims asserted in the derivative actions and filed a joint motion for approval of the settlement in New Jersey state court. In September 2008, the state court preliminarily approved such settlement, subject to a final determination of its fairness, reasonableness and adequacy. On October 2, 2008, we published notice of the settlement as an exhibit to a Form 8-K filing with the SEC and in Investors Business Daily. On November 18, 2008, the state court approved the settlement as fair, reasonable and adequate to Medarex and its shareholders. A Stipulation and Proposed Order of Voluntary Dismissal with Prejudice was filed with the federal court on December 1, 2008 and has since become effective. In addition, the state court approved a $2 million award to plaintiffs' counsel for legal fees and expenses, which has been paid by our insurer.

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

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on The NASDAQ Global Market under the symbol "MEDX." The following table sets forth, during the periods indicated, the high and low sales prices per share of our common stock, as reported on The NASDAQ Global Market:

	Common Stock Price
	High	Low
Year ended December 31, 2007
First Quarter	$15.03	$11.30
Second Quarter	$16.59	$12.69
Third Quarter	$18.23	$13.79
Fourth Quarter	$15.10	$10.05
Year ended December 31, 2008
First Quarter	$10.61	$7.70
Second Quarter	$9.35	$6.57
Third Quarter	$10.12	$6.24
Fourth Quarter	$7.95	$3.92

        The number of shares of our common stock outstanding as of January 30, 2009 was 128,505,778. As of January 30, 2009, there were approximately 450 record holders of our common stock.

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

        The graph and table below compare the cumulative total shareholder return (stock price appreciation plus reinvested dividends, if any) on an annual basis for our common stock against the cumulative total returns on the NASDAQ Compsite Index (U.S.) and the NASDAQ Biotechnology Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Mederax, Inc., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

* $100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08
Medarex, Inc.	$100.00	$173.03	$222.31	$237.40	$167.26	$89.57
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Biotechnology	100.00	112.17	130.53	130.05	132.24	122.10

        The above graph and table assume $100 invested on December 31, 2003, with all dividends reinvested, in each of our common stock, the NASDAQ Composite Index (U.S.) and the NASDAQ Biotechnology Index.

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

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Contract and license revenues	$34,509	$33,823	$26,736	$30,226	$9,119
Sales, contract and license revenues from Genmab	1,765	2,083	1,553	4,067	3,355
Reimbursement of development costs	16,018	20,352	20,357	17,162	—

Total revenues	52,292	56,258	48,646	51,455	12,474
Costs and expenses:
Research and development	194,861	198,317	194,512	136,940	123,012
General and administrative	44,386	46,925	51,928	28,969	25,259
Acquisition of in-process technology	—	6,900	—	8,447	5,455

Total costs and expenses	239,247	252,142	246,440	174,356	153,726

Operating loss	(186,955)	(195,884)	(197,794)	(122,901)	(141,252)
Equity in net loss of affiliate	(10,092)	—	(1,037)	(6,323)	(19,791)
Interest, dividend income and realized gains	17,971	20,290	17,352	14,740	9,228
Gain on sale of Genmab stock	151,834	152,143	—	—	—
Impairment loss on investments in partners	(5,298)	(2,141)	(5,170)	(33,347)	(7,309)
Interest expense	(6,183)	(6,162)	(4,709)	(4,233)	(12,845)
Minority interest—Celldex	—	4,699	6,891	4,410	—
Debt conversion expense	—	—	—	—	(10,151)
Net loss on extinguishment of debt	—	—	—	—	(4,241)
Non-cash gain on loss of significant influence in Genmab	—	—	3,202	—	—

Loss before provision (benefit) for income taxes	(38,723)	(27,055)	(181,265)	(147,654)	(186,361)
Provision (benefit) for income taxes	(258)	12	436	358	31

Net loss	$(38,465)	$(27,067)	$(181,701)	$(148,012)	$(186,392)

Basic and diluted net loss per share(1)	$(0.30)	$(0.21)	$(1.50)	$(1.34)	$(2.29)

Weighted average common shares outstanding(1)
—basic and diluted	128,152	126,665	121,126	110,309	81,494

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$441,096	$639,937	$883,876	$351,307	$374,507
Working capital	311,162	448,140	441,329	327,733	339,956
Total assets	536,855	759,860	954,693	486,876	549,345
Long term convertible debt	145,430	143,505	141,581	150,000	296,986
Cash dividends declared per common share	—	—	—	—	—
Accumulated deficit	(1,029,186)	(990,721)	(963,654)	(781,953)	(633,941)
Total shareholders' equity	248,879	445,256	640,173	159,245	106,235

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

Overview

        We are a biopharmaceutical company focused on the discovery, development and commercialization of fully human antibody-based therapeutic products to address major unmet healthcare needs in the areas of oncology, inflammation, autoimmune disorders and infectious diseases. We and our partners are developing fully human antibody therapeutics for a wide range of diseases through the use of our UltiMAb® technology platform for generating antibodies. In addition, we have enhanced our core UltiMAb® platform with a suite of technologies that optimize or augment the therapeutic activity of antibodies, including one important technology expansion for developing antibodies that can deliver a cytotoxic agent to disease sites, which is our proprietary Antibody-Drug Conjugate, or ADC, technology platform.

        Our UltiMAb® and ADC technologies provide the foundation for our pipeline of innovative antibody-based therapeutics. Through the application of our technology platform assets, we are advancing a strong portfolio of strategic assets—those antibody-based product candidates with direct commercial opportunity for Medarex—through research, manufacturing and clinical development (the "Strategic Assets"). Our Strategic Assets provide us with the strategic options to either retain full economic rights to innovative antibody therapeutics or seek favorable economic terms through advantageous commercial partnerships. The most advanced of our Strategic Assets are in Phase 3 or Phase 2 clinical trials.

        Beyond our Strategic Assets, a number of fully human antibody product candidates have been generated from Medarex technology and are being developed separately by licensing partners, including companies such as Amgen, Inc., Bristol-Myers Squibb Company, Centocor, Inc., Eli Lilly and Company, Genmab A/S, ImClone Systems Incorporated, MedImmune, Inc., Novartis Pharma AG and Pfizer Inc. (the "Financial Assets"). In general, the Financial Assets potentially generate development milestone payments and royalties upon commercialization. The most advanced of these products have received marketing approval or are the subject of regulatory applications for marketing authorization.

        Our product development efforts, including those of our licensing partners, cover a wide range of medical conditions. The following table summarizes potential therapeutic indications and development stages for our most advanced Strategic Assets (the antibody products in which Medarex has direct commercial opportunity). For more complete listings of our Strategic Assets and our Financial Assets

(selected programs of our licensing partners), see Item 1—"Business—Products in Development" in Part I.

PRODUCT	INDICATION	CLINICAL STATUS	PARTNER/LICENSEE
ipilimumab (anti-CTLA-4)	Melanoma and other Cancers	Phase 3 and earlier	Co-developing with BMS
MDX-1100 (anti-IP10)	Ulcerative Colitis, Rheumatoid Arthritis	Phase 2	Wholly-owned
MDX-1342 (anti-CD19)	Chronic Lymphocytic Leukemia, Rheumatoid Arthritis	Phase 1	Wholly-owned
MDX-1106 (anti-PD-1)	Cancer, Hepatitis C	Phase 1	Co-developing with Ono Pharmaceutical Co. Ltd.
MDX-1203 (anti-CD70 ADC)	Cancer	Phase 1	Wholly-owned

        In addition, we are currently engaging in preclinical and research activities with respect to a number of additional product candidates.

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

        We have a history of operating losses and may not achieve profitability. As of December 31, 2008, we had an accumulated deficit of approximately $1.0 billion. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our potential products, invest in research, move forward with our product development and prepare to commercialize our product(s). Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional potential product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our products progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or sales of stock of partners in which we have an equity ownership or delay, reduce or eliminate certain of our research and development programs.

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

  Investments

        Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities on our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded (other than Genmab) represented approximately 1.2% of total marketable securities as of December 31, 2008 and approximately 0.8% of total marketable securities as of December 31, 2007.

        Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, our marketable securities are classified as available-for-sale securities and are carried at fair value. Marketable securities will include those securities of debt and publicly traded equity securities accounted for under the fair value method. These securities trade on listed exchanges; therefore, fair value is readily available. These securities are also subject to an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Under our accounting policy, a decline in the value of our equity securities is deemed to be other than temporary and such equity securities are generally considered to be impaired if their value is less than our cost basis for more than six (6) months, or some other applicable period in light of the facts and circumstances surrounding the equity securities.

        In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in a separate line item in our consolidated balance sheet entitled "Investments in, and advances to, other partners" and were $0.8 million as of December 31, 2008. These securities are carried at original investment cost and adjusted for other than temporary impairment charges, if any. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, management of these companies, financial statements, and other external sources. Specifically, our determination of any potential impairment of the value of privately held securities includes an analysis of the following for each company on a periodic basis: review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives. Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

        The fair value of each option grant is estimated using the Black-Scholes option pricing method. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (generally 4 years). Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. In order to estimate the grant date fair value, option pricing models require the use of estimates and assumptions as to (i) the expected term of the option, (ii) the expected volatility of the price of the underlying stock, (iii) the risk free interest rate for the expected term of the option and (iv) pre-vesting forfeiture rates. The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior. The expected volatility of the price of the underlying stock is based on the historical volatility of our common stock. The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant. Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures. The following table sets forth the assumptions used to calculate the fair value of options granted for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Expected dividend yield	0%	0%	0%
Expected volatility	80% - 82%	81% - 83%	82% - 84%
Weighted average expected volatility	81.5%	81.7%	82.8%
Risk free interest rates	1.68% - 3.50%	3.55% - 4.88%	4.59% - 5.11%
Expected life of options (years)	6.39	5.00	6.25

        Our results of operations for the year ended December 31, 2008 include share based compensation expense of approximately $22.4 million. As of December 31, 2008, the total unrecognized compensation cost related to non-vested stock options was approximately $32.3 million. This cost is expected to be recognized over a weighted average period of 1.9 years. However, any significant awards granted during any year, required changes in the estimated forfeiture rates or significant changes in the market price of our stock could have an impact on this estimate.

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

Results of Operations

Years Ended December 31, 2008, 2007 and 2006

  Contract and License Revenues

        Contract and license revenues totaled $34.5 million, $33.8 million and $26.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Contract and license revenues for 2008 increased by $0.7 million or 2%, as compared to 2007. Contract and license revenues for 2007 increased by $7.1 million or 27% as compared to 2006. The 2007 increase relates principally to $8.0 million in milestone payments received from our contract and licensing business. Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our year-to-year contract and license revenues can fluctuate significantly and are inherently difficult to predict.

  Contract and License Revenues from Genmab

        Contract and license revenues from Genmab were $1.8 million, $2.1 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Contract and license revenues from Genmab for 2008 decreased by $0.3 million or 15%, as compared to 2007. This decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in 2008 as compared to 2007. Contract and license revenues from Genmab for 2007 increased by $0.5 million or 34% as compared to 2006. This increase is primarily the result of an increase in research license extensions granted to Genmab in 2007 as compared to 2006.

  Reimbursement of Development Costs

        Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19. Reimbursement of development costs totaled $16.0 million, $20.4 million and $20.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, and related primarily to the development of ipilimumab with Bristol-Myers Squibb Company, or BMS.

  Research and Development Expenses

        Our research and development activities include research, pre-clinical development, manufacturing and clinical development, which generally includes clinical operations, safety, medical writing, regulatory and compliance. Research and development expenses consist primarily of costs of personnel to support these research and development activities, as well as technology licensing fees, costs of preclinical studies, costs of conducting our clinical trials, such as fees to Contract Research Organizations, or CROs, and clinical investigators, monitoring costs, data management and drug supply costs, research and development funding provided to third parties, stock-based compensation expense accounted for under Statement No. 123(R) and related facility, overhead and information technology costs.

        Research and development expenses for our products in development were $194.9 million, $198.3 million and $194.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Research and development expenses in 2008 decreased by $3.4 million, or 2% as compared to 2007. Research and development expenses in 2007 increased by $3.8 million, or 2% as compared to 2006.

        Our research costs consist of costs associated with the breeding, care and continued development of the HuMAb-Mouse® and KM-Mouse®, as well as costs associated with research and testing of our product candidates prior to reaching the clinical stage. Such research costs include personnel costs, facilities (including depreciation), research supplies, funding of outside research and license and technology access fees.

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

	Year Ended December 31,
	2008	2007	2006
Research	$58,397	$64,143	$64,882
Product Development	136,464	134,174	129,630

Total	$194,861	$198,317	$194,512

  Research Costs

        Research costs in 2008 decreased by $5.7 million or 9% as compared to 2007. Research costs in 2007 decreased by $0.7 million, or 1% as compared to 2006. The changes in research costs primarily relate to the following:

  •
  Personnel costs in 2008 were $24.7 million, an increase of $1.4 million or 6%, as compared to 2007. Personnel costs in 2007 were $23.3 million, an increase of $1.8 million or 8%, as compared to 2006. The increased personnel costs are related to supporting higher levels of new product development opportunities, the continued development of our UltiMAb® technology system, and the development of our Antibody-Drug Conjugate, or ADC, technology. Personnel costs include primarily salary, benefits, payroll taxes, stock option compensation and recruiting costs.

  •
  License and technology access fees in 2008 were $2.3 million, a decrease of $6.7 million or 74% as compared to 2007. License and technology access fees in 2007 were $9.0 million, a decrease of $3.7 million or 29% as compared to 2006. Increases and decreases in license and technology access fees are related to the development of our pipeline and the related timing of the payments due under collaboration and license agreements. These costs represent fees paid to certain partners and research organizations in connection with certain of our collaboration and license agreements. Included in the costs for 2008, 2007 and 2006 are payments to certain companies and research and academic institutions and other entities for licenses of certain technologies.

  •
  Outside funding of research expenses includes funds paid to certain partners for research services. Third party research costs for 2008 were $1.9 million, a decrease of $2.2 million, or 54% as compared to 2007. Third party research costs for 2007 were $4.1 million, a decrease of $0.1 million, or 3% as compared to 2006. The 2008 decrease reflects the expiration and our non-renewal of one of our third party research agreements near the end of the second quarter of 2008.

  Product Development Costs

        Product development costs in 2008 increased by $2.3 million, or 2% as compared to 2007. Product development costs in 2007 increased by $4.5 million, or 4% as compared to 2006. The increases in product development costs primarily relate to the following:

  •
  Contract manufacturing costs in 2008 were $10.3 million, an increase of $2.8 million or 37%, as compared to 2007. Contract manufacturing costs in 2007 were $7.5 million, a decrease of $0.4 million or 5% as compared to 2006. The 2008 increase in third party contract manufacturing costs primarily represents production and packaging expenses related to our ADC product candidate. The decrease in third party contract manufacturing costs in 2007 primarily represents a decrease in production and packaging expenses for a Phase 3 pivotal trial of ipilimumab in combination with MDX-1379.

  •
  Clinical research fees in 2008 were $21.1 million, an increase of $2.5 million or 13% as compared to 2007. Clinical research fees in 2007 were $18.6 million, an increase of $3.4 million or 22%, as compared to 2006. The 2008 increase resulted primarily from increased clinical trial activity related to MDX-1100 and the initiation of Phase 1 clinical trials for MDX-1342. The 2007 increase resulted primarily from the continuing ipilimumab Phase 3 trial. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials may increase in the future as we continue to develop our therapeutic product pipeline.

  •
  Reimbursement of our share (35%) of the BMS costs for the development of ipilimumab in 2008 was $24.2 million, a decrease of $0.7 million or 3% as compared to 2007. Reimbursement of our share (35%) of the BMS costs for the development of ipilimumab in 2007 was $24.9 million, an increase of $1.6 million or 7%, as compared to 2006. We expect our 35% share of BMS's costs related to the development of ipilimumab to increase in the future as BMS continues to increase its development activities related to ipilimumab.

        The following table reflects research and development costs recognized for our most advanced product candidates currently in development for the years ended December 31, 2008, 2007 and 2006. Costs for the product candidates identified in the following table include, among other things, labor, preclinical study support, contract manufacturing, clinical trial services and partner expense, where applicable.

	Year Ended December 31,
	2008	2007	2006
Ipilimumab (MDX-010)(1)	$40,230	$47,442	$49,252
MDX-1100	13,380	5,495	5,109
MDX-1203/ADC	10,131	4,402	2,650
MDX-1106	8,041	5,584	4,627
MDX-1342	7,966	5,466	1,264
MDX-060	2,486	4,900	7,404
Other research and development projects(2)	45,552	50,554	54,885
Non-project related costs(3)	54,720	54,076	50,652
Stock-based compensation expense	10,883	9,025	8,632
Celldex research and development expenses(4)	1,472	11,373	10,037

Total research and development expenses	$194,861	$198,317	$194,512

(1)
Represents 100% of our development costs and our 35% of BMS development costs for ipilimumab for each of the years identified. We are reimbursed (by BMS) for 65% of our development costs. Such reimbursements are recognized as revenue. See Note 9 to the consolidated financial statements for further explanation of the cost sharing arrangement between us and BMS.

(2)
Other research and development projects consist of the total research and development expenses for projects that do not individually constitute more than 3% of the total research and development expenses for the periods presented. Such projects are primarily in the early research, pre-clinical and Phase 1 stages of development.

(3)
Non-project related costs consist of the total research and development expenses that are not associated with any particular project, but rather support our broader research and development efforts. Such expenses include costs associated with the breeding, care and continued development of the HuMAb-Mouse® and KM-Mouse®, and costs related to the discovery of new antibody candidates and facility, information technology and overhead charges.

(4)
Represents 100% of Celldex research and development expenses for the years ended December 31, 2007 and 2006 and the period from January 1, 2008 through March 7, 2008 which were consolidated for accounting purposes prior to Celldex's merger with AVANT Immunotherapeutics, Inc. on March 7, 2008 (see Note 13 to the consolidated financial statements for further explanation).

        Our expenditures on current and future product candidates are subject to numerous uncertainties in timing and cost of completion. In addition, we may be obligated to make milestone payments on certain of our product candidates as they progress through the clinical trial process. We expect our product development costs may increase in the future as more of our product candidates enter clinical trials and should our existing product candidates continue to progress to more advanced clinical trials. Completion of clinical trials may take several years or more. The length of time varies according to the type, complexity and intended use of the product candidate. We estimate that clinical trials of the type we generally conduct are typically completed over the following periods:

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

        We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements, if any, would affect our development plans or capital requirements. In addition, we anticipate that our research and development expenses may continue to grow in the foreseeable future as we continue our discovery and preclinical activities and advance new product candidates into clinical trials. These expenses may fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing runs, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial.

  General and Administrative Expenses

        General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations.

        General and administrative expenses totaled $44.4 million, $46.9 million and $51.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. General and administrative expenses decreased by $2.5 million in 2008, or 5% as compared to 2007. The 2008 decrease is primarily attributable to lower legal fees associated with the investigation of our prior stock option grant practices. General and administrative expenses decreased by $5.0 million in 2007, or 10% as compared to 2006. The 2007 decrease was also primarily attributable to lower legal fees associated with the investigation of our prior stock option grant practices.

  Acquisition of In-Process Technology

        Acquisition of in-process technology for the year ended December 31, 2007 of $6.9 million represented the final payment due under the original share purchase agreement (August 2004) with the former shareholders of Ability Biomedical Corporation, or Ability Biomedical. The $6.9 million was classified as in-process research and development. The in-process research and development was determined not to be technologically feasible and had no alternative future use, and, as a result was charged to operations as acquisition of in-process technology during 2007. There was no comparable acquisition of in-process technology charge for the years ended December 31, 2008 or 2006.

  Equity in Net Loss of Affiliate

        Equity in net loss of affiliate was $10.1 million, $0 and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Equity in net loss of affiliate for the year ended December 31, 2008 of $10.1 million represents our share of the net loss of AVANT (now Celldex Therapeutics). Beginning on March 7, 2008, we began to account for our investment in AVANT (now Celldex Therapeutics) under the equity method of accounting in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock (see Note 13 to the consolidated financial statements for further information). The recognition of our share of the net losses of AVANT (now Celldex Therapeutics) reduces the carrying value, or basis, of our investment in AVANT (now Celldex Therapeutics).

        Equity in net loss of affiliate for the year ended December 31, 2006 of $1.0 million represents our share of the net loss of Genmab (see Note 10 to the consolidated financial statements for further information). Through January 31, 2006 we accounted for Genmab under the equity method of accounting. On February 1, 2006, Genmab completed the private placement of 5.75 million shares of its stock. As a result of this private placement, our ownership percentage of Genmab was reduced to approximately 18.9%. Beginning February 1, 2006 we suspended recording our share of Genmab's net losses and we began accounting for our investment in Genmab as a marketable security in accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities. In February 2007, we sold 2,578,500 shares of Genmab thereby reducing our ownership percentage to approximately 10.8%. In February 2008, we sold an additional 2,500,000 shares of Genmab, further reducing our ownership percentage to approximately 5.1%. See further discussion under "Other Liquidity Matters."

  Interest, Dividend Income and Realized Gains

        Interest, dividend income and realized gains consist primarily of interest earned from our cash, cash equivalents and marketable securities. Interest, dividend income and realized gains was $18.0 million, $20.3 million and $17.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Interest, dividend income and realized gains in 2008 decreased by $2.3 million, or 11% as compared to 2007. Included in interest, dividend income and realized gains for the year ended December 31, 2008 is a gain on the sale of a portion of our Celldex Therapeutics common stock of approximately $3.3 million. Excluding the impact of this gain, interest and dividend income would have decreased by $5.6 million or 28%. This decrease primarily reflects lower interest rates earned on our investment portfolio. Interest, dividend income and realized gains in 2007 increased by $2.9 million, or 17% as compared to 2006. The increase reflects a combination of higher interest rates earned on our investment portfolio as well as higher average cash balances reflecting the proceeds received (approximately $152.1 million) from our February 2007 sale of approximately 2.5 million shares of Genmab stock.

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

  Impairment Loss on Investments in Partners

        We recorded impairment charges of $48 thousand, $0 and $5.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to investments in certain of our partners (other than Genmab) whose securities are publicly traded. The 2006 impairment charge was the result of losses on one of our investments which were considered to be other than temporary. If we deem investments in partners whose securities are publicly traded to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

        In addition, we have investments in several partners whose securities are not publicly traded. Because these securities are not publicly traded, the value of these investments is more difficult to estimate than investments in publicly traded companies. We recorded impairment charges of $5.3 million, $2.1 million, and $0 for the years ended December 31, 2008, 2007 and 2006, respectively, related to investments in certain of our partners whose securities are not publicly traded. If we deem investments in partners whose securities are not publicly traded to be further impaired at the end of any future period, we may incur additional impairment charges on these investments.

  Interest Expense

        Interest expense was primarily related to interest and amortization of issuance costs on our 2.25% Convertible Senior Notes issued in May 2004, or the 2.25% notes. Interest expense was $6.2 million, $6.2 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The 2007 increase of $1.5 million or 32%, as compared to 2006 reflects the amortization of additional debt discount associated with an increase in the fair value of the embedded conversion option of the 2.25% notes which occurred in the fourth quarter of 2006. The 2.25% notes are due in May 2011 and interest is payable semi-annually on May 15 and November 15 of each year.

  Minority Interest—Celldex

        Minority interest in loss of Celldex was $0, $4.7 million and $6.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Minority interest in loss of Celldex represents 40% of Celldex's net loss for approximately nine months of 2007 and all of 2006. For the final three months of 2007, minority interest represents 100% of Celldex's net loss. During October 2007, the minority interest in the equity of Celldex was reduced to zero and accordingly, we (as the majority shareholder) are required to record 100% of Celldex's losses. Prior to October 12, 2005 we owned 100% of the outstanding capital stock of Celldex. As a result of certain acquisitions by Celldex (see Note 13 to the consolidated financial statements) our ownership percentage was reduced from 100% to approximately 60%. Celldex's results of operations for 2007 and 2006 have been consolidated for reporting purposes and the $4.7 million and $6.9 million (the portion of Celldex's net loss for 2007 and 2006 not attributable to us) is recorded as a reduction of our expenses.

        As a result of Celldex's merger with AVANT (now Celldex Therapeutics), beginning March 7, 2008 we began to account for our investment in Celldex under the equity method of accounting (see Note 13 to the consolidated financial statements for further information).

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

  Provision (Benefit) for Income Taxes

        Our provision (benefit) for income taxes was ($0.3) million, $12 thousand and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The benefit for income taxes for 2008 relates to recently enacted legislation which provides certain companies the opportunity to receive tax refunds for certain research credit carryovers. The provision for income taxes for 2007 and 2006 relates primarily to the New Jersey alternative minimum tax assessment.

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

	December 31,
Liquidity and Capital Resources	2008	2007
Cash, cash equivalents and marketable securities (other than Genmab)	$353,668	$348,772
Marketable securities—Genmab	$87,428	$291,165

        Approximately $0 and $4.9 million of cash and cash equivalents included in the December 31, 2008 and 2007 balance sheets relates to Celldex and was consolidated for accounting purposes. We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities to preserve principal.

	Year Ended December 31,
Statement of Cash Flows	2008	2007	2006
Cash provided by (used in):
Operating activities	$(158,266)	$(148,570)	$(138,336)
Investing activities	$184,559	$134,460	$(55,052)
Financing activities	$5,468	$16,260	$134,903

  Cash Used in Operating Activities

        Cash used in operating activities increased by $9.7 million in 2008, as compared to 2007 and increased by $10.2 million in 2007, as compared to 2006.

        Cash used in operating activities was comparable in 2008, as compared to 2007 and was comparable in 2007, as compared to 2006. Cash used in operating activities for both 2008 and 2007 is primarily the result of our net loss for these periods adjusted for the respective gains on the sale of Genmab stock.

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

  Cash Provided by (Used in) Investing Activities

        Cash was provided by and used in investing activities primarily as follows:

  •
  Capital expenditures of $4.8 million, $9.7 million and $13.5 million in 2008, 2007 and 2006, respectively. The capital expenditures for these periods reflect an investment in laboratory automation, information technology infrastructure as well as the addition of machinery and equipment to support our continuing operations.

  •
  Net sales of marketable securities were $33.1 million in 2008. The net sales of marketable securities in 2008 were primarily to fund operations and capital expenditures. Purchases of marketable securities in 2008 were generated from a portion of the proceeds received from the February 2008 sale of 2.5 million shares of our Genmab stock ($151.8 million).

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

        We expect to continue to make moderate investments in capital expenditures, primarily machinery and equipment to support our operations as well as our continued investment in laboratory automation.

  Cash Provided by Financing Activities

        In 2008 and 2007, cash provided by financing activities consisted primarily of proceeds received from the exercise of stock options. In 2006, cash provided by financing activities consisted primarily of approximately $128.0 million in net proceeds received from our April 2006 public offering (see further discussion below).

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

  Other Liquidity Matters

        As of December 31, 2008, we had federal net operating loss (NOL) carryforwards of approximately $586.9 million. These NOL carryforwards will expire in the years 2009-2028 (as more fully described in Note 5 to the consolidated financial statements), if not utilized. We determined that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred during 1998. The effect of this ownership change was the imposition of a $3.2 million annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of some NOL carryforwards before they become available for utilization. At December 31, 2008, the amount of NOL subject to the limitation was $32.7 million and the amount not subject to limitation was $554.2 million. We have not performed a detailed analysis since 2000 to determine whether an additional ownership change under Section 382 has occurred. The effect of an additional ownership change if any would be the imposition of an additional annual limitation on the use of NOL carrryforwards attributable to periods before the change.

        In January 2005, we entered into a collaboration and co-promotion agreement and a related securities purchase agreement with BMS. Under the terms of the collaboration, we and BMS each granted the other certain intellectual property licenses and product rights on a worldwide basis in order to enable us to collaborate in research and development of certain therapeutic antibody-based products for the treatment of cancer and other diseases, and, in the event that further development work is successful, to commercialize any resulting products. In particular, the collaboration includes a grant by us to BMS of a license to commercialize ipilimumab, a fully human antibody product candidate developed using our UltiMAb® technology. Ipilimumab is currently under investigation for the treatment of a broad range of cancers. We and BMS are pursuing a broad clinical development program with ipilimumab to evaluate its potential use as a foundational, innovative treatment for multiple indications, including melanoma, prostate cancer, lung cancer and others.

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

  Contractual Obligations

        Our material contractual obligations under lease, debt and research funding agreements for the next five years, and thereafter, as of December 31, 2008, are as follows:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(in thousands)
Contractual Obligations(1)
Convertible notes(2)	$3,375	$155,063	$—	$—	$158,438
Research and development funding(3)	31,680	146	146	73	32,045
Operating leases and other	3,469	5,583	6,412	—	15,464

Total contractual cash obligations	$38,524	$160,792	$6,558	$73	$205,947

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

(3)
Research and development funding for "Less than 1 year" includes up to $31.6 million that we anticipate may be used under our collaboration agreement with BMS to fund our share of the expected costs of the development of ipilimumab during 2009. This amount represents our costs, net of reimbursement of 65% from our partner BMS, as well as our share (35%) of the BMS development costs during 2009. The amounts that we actually spend during 2009 for the development of ipilimumab may vary significantly depending on numerous factors, including the outcome of our meetings with regulatory authorities, results from current and future clinical trials, the continued analysis of the clinical trial data for ipilimumab, actions taken by our partner BMS under the collaboration agreement and technological developments.

  Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements other than operating leases.

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

        Through December 31, 2008, we have not made any milestone payments to Kirin although approximately $2.8 million has been paid to Kirin as of December 31, 2008 representing a payment due Kirin as a result of our collaboration with Pfizer. Based on products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials, or (ii) we anticipate may enter clinical trials through the end of 2010, we may be required to make milestone payments to Kirin aggregating up to approximately $4.25 million per product with respect to such products. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

        We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through December 31, 2008, we have made milestone payments of approximately $2.2 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of ten products we are developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which we anticipate may enter clinical trials before the end of 2010, we may be obligated to make future milestone payments aggregating up to approximately $57.5 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

  Future Liquidity Resources

        Our current sources of liquidity are our cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, contract and licensing revenue and sales of our products for research. We believe that such sources of liquidity, including the proceeds received from the sale of our 2.25% convertible senior notes, will be sufficient to meet our operating, debt service, and capital requirements for at least the next 24 months. To the extent our 2.25% notes are not able to be converted into shares of our common stock on or before their maturity date, we will have to either refinance the principal amount due or repay the principal amount of the notes. In any event, we may require additional financing within this time frame and may raise funds through public or private financings, sales of stock of partners in which we have an equity ownership, line of credit arrangements, collaborative relationships and/or other methods. The use of cash on hand or other financial alternatives will depend on several factors including, but not limited to, the future success of our products in clinical development, the prevailing interest rate environment, and access to the capital markets. We cannot assure you that we will be able to raise such additional funds. We may be unable to raise sufficient funds to complete development of any of our product candidates or to continue operations. As a result, we may face delay, reduction or elimination of research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.

  Recently Issued Accounting Pronouncements

        In May 2008, the FASB issued FASB Staff Position (FSP) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP No. 14-1), which specifies that issuers of these instruments should separately account for the liability and equity components in a manner that reflects the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. 14-1 is also to be applied retrospectively to all periods presented except if these instruments were not outstanding during any of the periods that are presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We are currently evaluating the requirements of FSP No. 14-1; however we do not believe that its adoption will have a significant impact on our consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks

        Consistent with our investment policy, we do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in interest-bearing instruments, which may include United States government and agency securities, high-grade United States corporate bonds, commercial paper and money market funds. We do not have exposure to market risks associated with changes in interest rates as we have no variable interest rate debt outstanding. We do not believe we have any material exposure to market risks associated with interest rates, however, we may experience reinvestment risk as fixed income securities mature and are reinvested in securities bearing lower interest rates.

        The recent and precipitous decline in the market value of certain securities backed by residential mortgage loans has led to a large liquidity crisis affecting the broader U.S housing market, the financial services industry and global financial markets. Investors holding many of these and related securities have experienced substantial decreases in asset valuations and uncertain secondary market liquidity. Overall liquidity for many debt issues has declined meaning that we may realize losses if we are required to liquidate securities upon short notice. Additionally, the credit quality of certain issues and issuers has declined, causing ratings downgrades and in some cases uncertainty regarding the ability of issuers to repay principal amounts. Credit rating authorities have, in many cases, been slow to respond to the rapid changes in the underlying value of certain securities and pervasive market illiquidity, regarding these securities. Also, with respect to mortgage and asset backed securities, overall economic conditions have generated concerns about the value of the underlying assets held as collateral and highlighted risks associated with insurance policies used to enhance the credit of the related debt issues. To date, we have not experienced defaults on any of our investment securities.

        As a result, this "credit crisis" may have a potential impact on the determination of the fair value of financial instruments or possibly require impairments in the future should the value of certain investments suffer a decline in value which is determined to be other than temporary. We currently do not believe that any change in the market value of fixed income investments in our portfolio to be material or warrant a determination that there was an other than temporary impairment and we continue to monitor our investments closely.

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

        We have audited the accompanying consolidated balance sheets of Medarex, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Celldex Therapeutics, Inc. (a corporation in which the Company has a 31.4% interest at December 31, 2008), have been audited by other auditors whose report for the year ended December 31, 2008 has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Celldex Therapeutics, Inc., is based solely on the report of the other auditors. In the consolidated financial statements, the Company's investment in Celldex Therapeutics, Inc. represents 0.6% of total assets as of December 31, 2008, and the Company's equity in the net loss of Celldex Therapeutics, Inc. represents 26.1% in 2008 of pre-tax loss.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medarex, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medarex, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 27, 2009

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 31
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$72,482	$37,335
Marketable securities	281,186	311,437
Marketable securities—Genmab	—	152,000
Prepaid expenses and other current assets	21,793	29,013

Total current assets	375,461	529,785
Property, buildings and equipment:
Land	6,780	6,780
Buildings and leasehold improvements	86,901	87,217
Machinery and equipment	70,314	68,729
Furniture and fixtures	4,932	5,122

	168,927	167,848
Less accumulated depreciation and amortization	(101,773)	(87,923)

	67,154	79,925
Marketable securities—Genmab	87,428	139,165
Investment in Celldex Therapeutics	3,047	—
Investments in, and advances to, other partners	790	6,040
Segregated securities	1,300	1,530
Other assets	1,675	3,415

Total assets	$536,855	$759,860

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$5,721	$7,579
Accrued liabilities	30,516	47,194
Deferred contract revenue—current	28,062	26,872

Total current liabilities	64,299	81,645
Deferred contract revenue—long-term	73,577	85,103
Other long-term liabilities	4,670	4,351
2.25% Convertible senior notes due May 15, 2011	145,430	143,505
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 128,539,618 shares issued and 128,505,778 shares outstanding at December 31, 2008 and 127,453,308 shares issued and 127,419,468 outstanding at December 31, 2007	1,285	1,275
Capital in excess of par value	1,192,709	1,145,453
Treasury stock, at cost 33,840 shares in 2008 and 2007	(85)	(85)
Accumulated other comprehensive income	84,156	289,334
Accumulated deficit	(1,029,186)	(990,721)

Total shareholders' equity	248,879	445,256

Total liabilities and shareholders' equity	$536,855	$759,860

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

	For the Year Ended December 31
	2008	2007	2006
Contract and license revenues	$34,509	$33,823	$26,736
Contract and license revenues from Genmab	1,765	2,083	1,553
Reimbursement of development costs	16,018	20,352	20,357

Total revenues	52,292	56,258	48,646
Costs and expenses:
Research and development	194,861	198,317	194,512
General and administrative	44,386	46,925	51,928
Acquisition of in-process technology	—	6,900	—

Total costs and expenses	239,247	252,142	246,440

Operating loss	(186,955)	(195,884)	(197,794)
Equity in net loss of affiliate	(10,092)	—	(1,037)
Interest, dividend income and realized gains	17,971	20,290	17,352
Gain on sale of Genmab stock	151,834	152,143	—
Impairment loss on investments in partners	(5,298)	(2,141)	(5,170)
Interest expense	(6,183)	(6,162)	(4,709)
Minority interest—Celldex	—	4,699	6,891
Non-cash gain on loss of significant influence in Genmab	—	—	3,202

Loss before provision (benefit) for income taxes	(38,723)	(27,055)	(181,265)
Provision (benefit) for income taxes	(258)	12	436

Net loss	$(38,465)	$(27,067)	$(181,701)

Basic and diluted net loss per share	$(0.30)	$(0.21)	$(1.50)

Weighted average number of common shares outstanding—basic and diluted	128,152	126,665	121,126

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in Thousands)

	Common Stock			Treasury Stock
	Number of Shares	Amount	Capital in Excess of par Value	Number of Shares	Amount	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2005	111,773,230	$1,118	$943,245	(85,300)	$(215)	$(599)	$(2,351)	$(781,953)	$159,245

Issuance of common stock for exercise of options	883,149	9	5,976						5,985
Stock based compensation	(15,000)		19,343			703			20,046
Vesting of restricted stock units under deferred compensation plan			1,194						1,194
Withdrawal from executive deferred compensation plan				41,168	104	(104)			—
Modification of conversion feature of 2.25% notes			8,900						8,900
Issuance of common stock under the employee stock purchase plan	146,812	1	895						896
Issuance of common stock in a public offering, net	11,500,000	115	127,934						128,049
Net loss								(181,701)	(181,701)
Other comprehensive income (loss)
foreign currency translation adjustment							(3,123)		(3,123)
unrealized gain on securities							500,682		500,682

Comprehensive income									315,858

Balance at December 31, 2006	124,288,191	1,243	1,107,487	(44,132)	(111)	—	495,208	(963,654)	640,173

Issuance of common stock for exercise of options	2,432,893	24	14,477						14,501
Stock based compensation			20,112						20,112
Grant of restricted stock and issuance of restricted stock units under deferred compensation plan	629,540	7	1,363						1,370
Vesting of restricted stock units under deferred compensation plan			801						801
Withdrawal from executive deferred compensation plan			(26)	10,292	26				—
Issuance of common stock under employee stock purchase plan	102,684	1	909						910
Issuance of Celldex common stock			330						330
Net loss								(27,067)	(27,067)
Other comprehensive income (loss)
foreign currency translation adjustment							772		772
unrealized loss on securities							(206,646)		(206,646)

Comprehensive income									(232,941)

Balance at December 31, 2007	127,453,308	1,275	1,145,453	(33,840)	(85)	—	289,334	(990,721)	445,256

Issuance of common stock for
exercice of options	649,823	6	3,735						3,741
Stock based compensation			22,378						22,378
Grant of restricted stock and issuance of restricted stock units under deferred compensation plan	90,852	1	1,954						1,955
Vesting of restricted stock units under deferred compensation plan			247						247
Effect of Celldex equity transactions:
Net gain from deconsolidation of subsidiary			14,279						14,279
Appreciation of equity method investee			2,873						2,873
Issuance of common stock under employee stock purchase plan	345,635	3	1,790						1,793
Net loss								(38,465)	(38,465)
Other comprehensive income (loss) -
foreign currency translation adjustment							(2,572)		(2,572)
unrealized loss on securities							(202,606)		(202,606)

									(243,643)

Balance at December 31, 2008	128,539,618	$1,285	$1,192,709	(33,840)	$(85)	$—	$84,156	$(1,029,186)	$248,879

See notes to these consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Year Ended December 31,
	2008	2007	2006
Operating activities:
Net loss	$(38,465)	$(27,067)	$(181,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,058	14,260	13,117
Amortization	2,850	3,272	6,259
Amortization of net bond premium/discount	(1,808)	(1,884)	(2,684)
Loss on sale of equipment—Celldex	—	—	655
Stock options and awards to employees	24,333	20,112	21,240
Non cash revenue	—	—	(1,339)
License fees purchased with stock	—	330	—
Equity in net loss of Celldex Therapeutics	10,092	—	—
Equity in net loss of Genmab	—	—	1,037
Impairment loss on investments in partners and other assets	5,298	2,141	5,170
Non-cash gain on loss of significant influence in Genmab	—	—	(3,202)
Gain on sale of Genmab stock	(151,834)	(152,143)	—
Gain on sale of AVANT Stock	(3,331)	—	—
Minority interest—Celldex	—	(4,699)	(6,891)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	3,317	(6,743)	9,337
Trade accounts payable	(725)	425	2,215
Accrued liabilities	(14,823)	6,598	11,003
Deferred contract revenue	(9,228)	(3,172)	(12,552)

Net cash used in operating activities	(158,266)	(148,570)	(138,336)
Investing activities:
Purchase of property and equipment	(4,807)	(9,688)	(13,521)
Proceeds from sale of Genmab stock	151,834	152,143	—
Proceeds from sale of AVANT Stock	4,343	—	—
Increase in investments and advances to affiliates and partners	—	—	(500)
Decrease (increase) in segregated cash	49	(53)	556
Purchase of marketable securities	(116,687)	(152,143)	(195,973)
Sales and maturities of marketable securities	149,827	144,201	154,386

Net cash provided by (used in) investing activities	184,559	134,460	(55,052)
Financing activities:
Cash received from sales of securities and exercise of stock options, net	5,534	16,290	134,930
Principal payments under capital lease obligations	(66)	(30)	(27)

Net cash provided by financing activities	5,468	16,260	134,903

Effect of exchange rate differences on cash and cash equivalents	(20)	674	2,394
Effect of change in accounting from consolidation to equity method	3,406	—	—
Net increase (decrease) in cash and cash equivalents	35,147	2,824	(56,091)
Cash and cash equivalents at beginning of period	37,335	34,511	90,602

Cash and cash equivalents at end of period	$72,482	$37,335	$34,511

Non-cash investing and financing activities:
Unrealized gain (loss) on investment in Genmab	$(51,903)	$(51,073)	$494,382

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$—	$42	$414

Interest	$3,383	$3,379	$3,391

See notes to these consolidated financial statements.

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

        The Company's financial statements consolidate all of its subsidiaries, including those that it controls and those in which it holds a majority voting interest. As of December 31, 2008, Medarex owns approximately 31.4% of the outstanding common stock of Celldex Therapeutics, Inc. ("Celldex Therapeutics"), formerly AVANT Immunotherapeutics, Inc. (see Note 13). The Company's operations constitute one business segment. All significant intercompany balances and transactions have been eliminated in consolidation.

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

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

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

        The Company recorded investment impairment charges of $48 thousand, $0 and $5.2 million related to investments in partners whose securities are publicly traded for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, the Company recorded investment impairment charges of $5.3 million, $2.1 million and $0 in partners whose securities are privately held for the years ended December 31, 2008, 2007 and 2006, respectively.

  Financial Instruments

        The fair values of cash and cash equivalents, marketable securities, accounts payable and accrued liabilities are not materially different from their carrying amounts as of December 31, 2008 and 2007. As of December 31, 2008, the estimated fair value of the Company's convertible senior notes payable was approximately $104.2 million as compared to a carrying value of approximately $145.4 million. As of December 31, 2007, the estimated fair value of the Company's convertible senior notes payable was approximately $164.2 million as compared to a carrying value of approximately $143.5 million. The estimated fair value of the Company's convertible senior notes payable as of December 31, 2008 and 2007 are based on quoted market prices. Receivables from partners are concentrated primarily in the pharmaceutical and biotechnology industries. Although the Company's partners are concentrated primarily within these two industries, management considers the likelihood of material credit risk as remote.

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

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

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

  Asset Retirement Obligations

        The Company has asset retirement obligations relating to one of its leased facilities. This lease requires that the Company restore the facility to its original condition at the end of the lease term. The following summarizes the Company's asset retirement obligation liability, which is included within other long term liabilities in the Company's consolidated balance sheets as of December 31:

	2008	2007
Asset retirement obligation at beginning of year	$3,142	$2,949
Liabilities incurred	283	—
Accretion expense	210	193

Asset retirement obligation at end of year	$3,635	$3,142

  Foreign Currency Translation

        Investments in foreign affiliates accounted for under the equity method have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board ("FASB") Statement No. 52, Foreign Currency Translation. All asset and liability accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income (loss). As of December 31, 2008 and 2007, the accumulated unrealized foreign exchange translation gain included in other comprehensive income was approximately $2.6 million and $0.8 million, respectively.

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

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

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

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

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

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

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

	Year ended December 31
	2008	2007	2006
Convertible notes	10,936,935	10,936,935	10,936,935
Stock options	17,730,125	17,078,740	17,336,930

	28,667,060	28,015,675	28,273,865

  Recently Issued Accounting Standards

        In May 2008, the FASB issued FASB Staff Position (FSP) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP No. 14-1), which specifies that issuers of these instruments should separately account for the liability and equity components in a manner that reflects the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. 14-1 is also to be applied retrospectively to all periods presented except if these instruments

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, unless otherwise indicated, except share data)

2. Significant Accounting Policies (Continued)

were not outstanding during any of the periods that are presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently evaluating the requirements of FSP No. 14-1; however it does not believe that its adoption will have a significant impact on its consolidated financial statements.

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

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

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

  Recently Adopted Accounting Standards

        In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a significant impact on the Company's consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (Statement No. 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Adoption of Statement No. 157 did not have a material effect on the Company's consolidated financial statements.

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, unless otherwise indicated, except share data)

3. Cash and Available for Sale Investments

        Cash and available for sale investments consist of the following as of December 31:

	2008				2007
	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash Balances	$1,981	$—	$—	$1,981	$10,995	$—	$—	$10,995
Money market funds	70,496	11	(6)	70,501	26,340	—	—	26,340
U.S. Treasury Obligations	130,714	3,373	—	134,087	39,598	484	(10)	40,072
U.S. Corporate Debt Securities	113,355	302	(1,562)	112,095	215,450	496	(400)	215,546
Mortgage-Backed Securities	33,619	339	(3,180)	30,778	53,969	336	(1,058)	53,247
Equity Securities	6,779	—	(2,553)	4,226	6,827	443	(4,698)	2,572
Equity Securities—Genmab	—	87,428	—	87,428	—	291,165	—	291,165

	$356,944	$91,453	$(7,301)	$441,096	$353,179	$292,924	$(6,166)	$639,937

Included in cash and cash equivalents	$72,477	$11	$(6)	$72,482	$37,335	$—	$—	$37,335
Included in marketable securities	284,467	91,442	(7,295)	368,614	315,844	292,924	(6,166)	602,602

Total available for sale securities	$356,944	$91,453	$(7,301)	$441,096	$353,179	$292,924	$(6,166)	$639,937

        Approximately $151.9 million and $152.1 million was reclassified from other comprehensive income and recorded as a realized gain for the years ended December 31, 2008 and December 31, 2007, respectively.

        The Company's available for sale U.S. Treasury Obligations and U.S. Corporate Debt Securities have the following maturities at December 31, 2008:

Due in one year or less	$75,297
Due after one year, less than five years	170,886
Due after five years	—

        For the years ended December 31, 2008, 2007 and 2006, realized gains totaled $155.2 million, $152.1 million and $0, respectively, and realized losses totaled $0.3 million, $0 and $0, respectively. The cost of securities sold is based on the specific identification method.

        Unrealized loss positions related to various debt securities for which other-than-temporary impairments have not been recognized at December 31, 2008, is summarized as follows:

	Fair Value	Unrealized Loss
Purchased and held less than one year	$13,816	$(80)
Purchased and held greater than one year	$69,683	$(4,668)

        Unrealized losses in the portfolio relate to various debt securities including U.S. treasury obligations, asset backed securities and corporate bonds. The unrealized losses relating to debt securities were primarily due to changes in interest rates. As of December 31, 2008, approximately $1.6 million of the unrealized loss relates to securities which have been in a continuous unrealized loss position for less than 12 months and approximately $3.1 million of the unrealized loss relates to

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, unless otherwise indicated, except share data)

3. Cash and Available for Sale Investments (Continued)

securities which have been in a continuous unrealized loss position for 12 months or longer. The Company has concluded that unrealized losses in its debt securities are not other-than-temporary as the respective issuers have not defaulted on any payments and Company has the ability to hold securities to maturity date or the recovery period. Unrealized losses related to equity securities as of December 31, 2008 of $2,553 are considered to be temporary as the fair value has not been less than the Company's carrying value for a period of six months.

  Estimated Fair Value of Financial Instruments

        On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("Statement No. 157"). Statement No. 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value instruments. In accordance with Statement No. 157, the Company has categorized its financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The Company does not have any financial liabilities that are required to be measured at fair value on a recurring basis. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

        Financial assets recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

  •
  Level 1—Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

  •
  Level 2—Financial assets whose value are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

  •
  Level 3—Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset. The Company does not currently have any Level 3 financial assets.

	Level 1	Leve1 2	Total
Money Market Funds/Cash	$72,482	$—	$72,482
U.S. Treasury Obligations	134,087	—	134,087
U.S. Corporate Debt Securities	—	112,095	112,095
Mortgage-Backed Securities	—	30,778	30,778
Equity Securities	4,226	—	4,226
Equity Securities—Genmab	87,428	—	87,428

Total	$298,223	$142,873	$441,096

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, unless otherwise indicated, except share data)

4. Balance Sheet Detail

        Prepaid expenses and other current assets consist of the following as of December 31:

	2008	2007
Interest and dividends receivable	$1,703	$1,957
Employee receivables	165	44
Prepaid insurance	1,973	2,140
Receivables from partners	14,141	20,304
Other	3,811	4,568

	$21,793	$29,013

        Other assets consist of the following as of December 31:

	2008	2007
Deferred debt issuance costs, net of accumulated amortization of $3,107 in 2008 and $2,440 in 2007	$1,591	$2,257
Patents, net of accumulated amortization of $4,923 in 2008 and $4,881 in 2007	84	126
Acquired technology—Celldex, net of accumulated amortization of $0 in 2008 and $264 in 2007	—	1,032

	$1,675	$3,415

        Accrued liabilities consist of the following as of December 31:

	2008	2007
Accrued construction and equipment costs	$53	$634
Accrued interest	450	450
Accrued compensation	10,464	11,526
Accrued license and royalty fees	899	4,897
Accrued professional fees	2,342	3,966
Accrued clinical trial expenses	7,178	5,716
Accrued partner reimbursements	6,535	15,030
Other	2,595	4,975

	$30,516	$47,194

5. Taxes

        In June 2006, the FASB issued FIN 48 to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties,

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, unless otherwise indicated, except share data)

5. Taxes (Continued)

accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard. The Company adopted FIN 48 as of January 1, 2007, as required, and determined that the adoption of FIN 48 did not have a material impact on the Company's financial position and results of operations. The Company did not recognize interest or penalties related to income tax during the year ended December 31, 2008 and did not accrue for interest or penalties as of December 31, 2008 or 2007. The Company does not have an accrual for uncertain tax positions as of December 31, 2008 or 2007. Tax returns for years 2003 and thereafter are subject to future examination by tax authorities.

        The provision (benefit) for income taxes is as follows:

	Year ended December 31
	2008	2007	2006
Federal
Current	$(283)	$—	$—
Deferred	—	—	—

Total federal	(283)	—	—
State
Current	25	12	272
Deferred	—	—	—

Total state	25	12	272
Foreign
Current	—	—	164
Deferred	—	—	—

Total foreign	—	—	164

Total	$(258)	$12	$436

        The current federal tax benefit relates to recently enacted legislation which provides certain companies the opportunity to receive tax refunds for certain research credit carryovers. The current state tax provision relates to the minimum tax.

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, unless otherwise indicated, except share data)

5. Taxes (Continued)

        A reconciliation of the provision for income taxes and the amount computed by applying the federal income tax rate of 34% to loss before provision for income tax is as follows:

	Year ended December 31
	2008	2007	2006
Computed at statutory rate	$(13,166)	$(9,198)	$(61,630)
State income taxes, net of federal tax effect	(2,313)	(785)	(10,573)
Minority interest—Celldex	—	(1,598)	(2,343)
In-process technology	—	2,346	—
Loss of foreign subsidiary	16	143	407
Foreign withholding taxes	—	—	108
Research and development credit carryforward benefit	(3,711)	(3,724)	(3,527)
Disallowed compensation	—	3,220	—
Other	54	58	57
Other change in deferred tax valuation reserve	18,862	9,550	77,937

	$(258)	$12	$436

        The components of deferred tax assets and liabilities consist of the following as of December 31:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$232,143	$229,786
Stock-based compensation	37,586	27,977
Accrued compensation	748	710
Research and development capitalized for tax purposes	4,217	4,217
Deferred revenue	41,724	40,944
Research credits	23,171	19,742
Impairment loss on investments	40,450	43,080
License fees capitalized for tax purposes	13,133	14,690
Cumulative effect—asset retirement obligation	332	332
Other	6,028	3,920

Total deferred tax assets	399,532	385,398
Deferred tax liabilities:
Unrealized gain from available for sale securities	(33,643)	(117,614)

Net deferred tax assets before valuation allowance	365,889	267,784
Valuation allowance	(365,889)	(267,784)

Net deferred tax assets	$—	$—

        At December 31, 2008, approximately $30.5 million of gross deferred tax assets related to net operating loss ("NOL") carryforwards representing tax benefits associated with the exercise of

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, unless otherwise indicated, except share data)

5. Taxes (Continued)

non-qualified stock options and the disqualifying disposition of stock acquired with incentive stock options. Such benefits, when realized, will be credited to additional paid-in capital.

        At December 31, 2008, the Company had federal NOL carryforwards of approximately $586.9 million. The NOL carryforwards expire in 2009 ($7.6 million), 2010 ($6.4 million), 2011 ($7.0 million), 2012 ($9.6 million), 2018 ($23.9 million), 2019 ($1.1 million), 2020 ($30.3 million), 2021 ($20.9 million), 2022 ($87.7 million), 2023 ($107.0 million), 2024 ($87.2 million), 2025 ($49.1 million), 2026 ($116.2 million), 2027 ($25.1 million) and 2028 ($7.8 million). The Company determined that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred during 1998. The effect of the ownership change is the imposition of a $3.2 million annual limitation on the use of NOL carryforwards attributable to periods before the change. At December 31, 2008, the amount of NOL subject to the limitation was $32.7 million and the amount not subject to limitation was $554.2 million. The Company has not performed a detailed analysis since 2000 to determine whether an additional ownership change under Section 382 has occurred. The effect of an additional ownership change if any would be the imposition of an additional annual limitation on the use of NOL carrryforwards attributable to periods before the change.

        The Company had federal research tax credit carryforwards at December 31, 2008 of approximately $22.4 million which expire between 2009 and 2028. As a result of the 1998 ownership change under Section 382, the use of approximately $1.2 million of these carryforwards is subject to limitation.

        At December 31, 2008, the Company had state NOL carryforwards of approximately $570.7 million. These NOL carryforwards will expire in varying amounts between 2009 and 2015.

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

        The Company pays interest on the 2.25% Notes on May 15 and November 15 of each year beginning on November 15, 2004. Interest payable per $1,000 amount of the 2.25% Notes for each subsequent interest payment is $11.25. The Company received net proceeds from the private placement of the 2.25% Notes of approximately $145.2 million (after deducting the initial purchasers' discounts and offering expenses). As of December 31, 2008, the Company had 10,936,935 shares of common stock reserved for issuance pursuant to the conversion of the 2.25% Notes.

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

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

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

        The increase in the fair value of the embedded conversion option resulting from the modification reduced the carrying amount of the 2.25% Notes by approximately $8.9 million in accordance with the provisions of EITF Issue No. 06-6, Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments. The carrying amount of the 2.25% Notes will be increased to $150.0 million over the remaining life of the 2.25% Notes (through May 15, 2011). The total amount charged to interest expense for the years ended December 31, 2008 and 2007 resulting from amortization of debt discount was approximately $1.9 million and approximately $1.9 million, respectively, and is reflected in interest expense.

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

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

  Stock Compensation Plans

  2005 Equity Incentive Plan

        The Company's equity awards are governed by the 2005 Equity Incentive Plan (the "Plan"). The purchase price of stock options under the Plan is determined by the Compensation and Organization Committee of the Board of Directors of the Company (the "Committee"). The term is fixed by the Committee, but no incentive stock option is exercisable after 10 years from the date of grant. Stock options generally vest over a four year period. At December 31, 2008, a total of 12,610,114 shares were available for future grants under the Plan.

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

        Total stock based compensation expense of approximately $22.4 million for the year ended December 31, 2008 has been included in the consolidated statement of operations within research and development expenses ($10.5 million) and general and administrative expenses ($11.9 million). Total stock based compensation expense of approximately $20.0 million for the year ended December 31, 2007 has been included in the consolidated statement of operations within research and development expenses ($9.5 million) and general an administrative expenses ($10.5 million).

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, unless otherwise indicated, except share data)

7. Shareholders' Equity (Continued)

        The following summarizes all stock option transactions for the Company under the Plan for the period from January 1, 2008 through December 31, 2008.

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	17,078,740	$10.67
Granted	2,870,850	$8.89
Exercised	(649,823)	$5.76
Canceled	(788,674)	$20.45
Forfeited	(780,968)	$11.84

Outstanding at December 31, 2008	17,730,125	$10.08	6.0 years	$804

Exercisable at end of period	12,257,957	$9.54	4.9 years	$780

Vested and unvested expected to vest at December 31, 2008	17,298,022	$10.04	6.0 years	$801

        The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 were $6.42, $10.55 and $7.25, respectively.

        The following table sets forth the aggregate intrinsic value of options exercised and the aggregate grant date fair value of shares which vested during 2008, 2007 and 2006:

	2008	2007	2006
Aggregate intrinsic value of options exercised	$1,536	$18,631	$6,451
Aggregate grant date fair value of shares vested	$20,977	$22,392	$24,061

        Cash proceeds from stock options exercised during the years ended December 31, 2008, 2007 and 2006 totaled $3.7 million, $14.5 million and $6.0 million, respectively.

        The fair value of each option grant is estimated using the Black-Scholes option pricing method. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (generally 4 years). Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. In order to estimate the grant date fair value, option pricing models require the use of estimates and assumptions as to (i) the expected term of the option, (ii) the expected volatility of the price of the underlying stock, (iii) the risk free interest rate for the expected term of the option and (iv) pre-vesting forfeiture rates. The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior. The expected volatility of the price of the underlying stock is based on the historical volatility of the Company's common stock. The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant. Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures. The following table

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, unless otherwise indicated, except share data)

7. Shareholders' Equity (Continued)

sets forth the assumptions used to calculate the fair value of options granted for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Expected dividend yield	0%	0%	0%
Expected volatility	80% - 82%	81% - 83%	82% - 84%
Weighted average expected volatility	81.5%	81.7%	82.8%
Risk free interest rates	1.68% - 3.50%	3.55% - 4.88%	4.59% - 5.11%
Expected life of options (years)	6.39	5.00	6.25

        As of December 31, 2008, the total unrecognized compensation cost related to non-vested stock options was approximately $32.3 million. This cost is expected to be recognized over a weighted average period of 1.9 years.

        A summary of the Company's non-vested restricted stock as of December 31, 2008 and changes during the year ended December 31, 2008 is as follows:

Non-Vested Restricted Stock	Number of Awards
Non-vested as of January 1, 2008	385,000
Granted	68,000
Vested	(26,667)
Cancelled	(50,000)

Non-vested as of December 31, 2008	376,333

  Employee Stock Purchase Plan

        In May 2002, the Company adopted an Employee Stock Purchase Plan (the "ESPP") which currently authorizes the issuance of 1,500,000 shares of its common stock pursuant to purchase rights granted to eligible employees of the Company. The ESPP provides a means by which employees purchase common stock of the Company through payroll deductions of up to 10% of their base compensation. In general, at the end of each of two purchase periods during the calendar year, the Company uses accumulated payroll deductions to purchase, on behalf of participating employees, shares of common stock at a price equal to the lower of 85% of the fair market value of a share of common stock (i) on the first day of the applicable ESPP offering period or (ii) at the end of each six month purchase period. Historically, the purchase periods under the ESPP have ended on June 30 and December 31 of each year. Prior to the December 31, 2006 purchase date, the Company terminated the then current offering and returned all employee contributions. There was no active offering period from January 1, 2007 through June 30, 2007. The ESPP resumed with the offering period which began on July 1, 2007. Generally all employees, including executive officers, who work at least 20 hours per week and five months per year may participate in the ESPP. Employees who are deemed to own greater than 5% of the combined voting power of all classes of stock of the Company are not eligible

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, unless otherwise indicated, except share data)

7. Shareholders' Equity (Continued)

for participation in the ESPP. During the years ended December 31, 2008, 2007 and 2006, 345,635, 102,684 and 146,812 shares of common stock were issued under the ESPP resulting in net proceeds to the Company of $1.8 million, $0.9 million and $0.9 million, respectively. As of December 31, 2008, the Company had reserved 171,053 shares of common stock for issuance pursuant to the ESPP.

8. Deferred Compensation

        The Company maintains deferred compensation programs, under which each of the Company's executive officers elected to have a portion of his bonuses, which were otherwise payable in cash, converted to restricted stock units representing shares of the Company's common stock. Participants in the deferred compensation programs could elect to defer up to 50% of their respective bonuses. The number of restricted stock units awarded upon such conversion was determined by dividing (i) the amount of the bonus to be converted by (ii) the fair market value of the Company's common stock on the grant date. Participants in the deferred compensation programs initially elected to defer receipt of the common stock portion of their bonuses until the earlier of three years from the grant date or the participant's termination from the Company. The bonus portion deferred by each of the participants was matched on a 1:1 basis by the Company and 25% of the match was vested as of the respective grant dates. So long as a participant remains employed by the Company, an additional 25% of the Company's matching contribution vests on each anniversary of the respective grant dates for the next three years. All benefits under the deferred compensation programs are distributed in a single payment and will be paid exclusively in the form of shares of the Company's common stock. The portion of the Company's matching contribution which vested was approximately $0.6 million, $0.3 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in the expense for the year ended December 31, 2006 is approximately $0.5 million associated with the accelerated vesting of the Company's match for the Company's former CEO.

        A summary of the Company's non-vested restricted stock units as of December 31, 2008 and changes during the year ended December 31, 2008 is as follows:

Non-Vested Restricted Stock Units	Number of Units
Non-vested as of January 1, 2008	33,657
Granted	246,200
Vested	(21,844)
Forfeited	—

Non-vested as of December 31, 2008	258,013

9. Collaboration Agreements

  Bristol-Myers Squibb Collaboration

        In January 2005, the Company entered into a collaboration and co-promotion agreement and a related securities purchase agreement with Bristol-Myers Squibb Company ("BMS"), pursuant to which the Company and BMS each granted the other certain intellectual property licenses and product rights

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

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

        As part of the collaboration, BMS will be responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of products intended solely for regulatory approval in the United States, and BMS will be fully responsible for all development efforts that relate solely to regulatory approval in Europe and other parts of the world. Approximately $11.7 million and $17.2 million of the Company's revenue for the years ended December 31, 2008 and 2007 represented the reimbursement of 65% of the Company's costs associated with the development of ipilimumab recorded in accordance with EITF 99-19. The Company's 35% share of the BMS development costs for the years ended December 31, 2008 and 2007 was approximately $24.2 million and $24.9 million.

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

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

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

        The Company accounts for revenue arrangements that include multiple deliverables in accordance with EITF 00-21. The Company has concluded that because the Pfizer collaboration contains multiple deliverables (licenses to technology and research services) EITF 00-21 applies. The Company considers the arrangement with Pfizer to be a single unit of accounting under EITF 00-21 for purposes of recognizing the initial $80.0 million payment. For the years ended December 31, 2008, 2007 and 2006, the Company recognized $11.2 million, $10.7 million and $10.5 million of revenue under the agreements with Pfizer.

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

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

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

        The sublicense granted to Pfizer by Medarex under the Pfizer sublicense agreement became effective on September 15, 2004 and, unless terminated earlier, runs to the end of the enforceable term of the licensed patents. In the event of certain specified material breaches by Pfizer that remain unremedied for thirty (30) days following written notice thereof, Medarex may terminate the Pfizer sublicense agreement. In such event, any sublicense or license entered into by Pfizer pursuant to the sublicense agreement may be terminated by Medarex.

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

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, unless otherwise indicated, except share data)

9. Collaboration Agreements (Continued)

  MedImmune

        In November 2004, the Company entered into an exclusive license and collaboration agreement with MedImmune, Inc. to develop antibodies targeting inteferon-alpha and the type I inteferon receptor 1. The collaboration focuses on two fully human antibodies, MEDI-545 (previously known as MDX-1103) and MEDI-546 (previously known as MDX-1333), that are currently in clinical development by MedImmune for the treatment of lupus and scleroderma.

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

10. Transactions with Genmab

        As of January 1, 2006, the Company owned approximately 22.2% of the outstanding stock of Genmab. During the three month period ended March 31, 2006, the Company's investment in Genmab was adjusted to reflect its share (22.2%) of Genmab's net loss ($1.0 million) prior to Genmab's February 1, 2006 private placement.

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

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

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

        As of December 31, 2008, the market value of the Company's investment in Genmab was approximately $87.4 million.

11. Commitments and contingencies

        The Company is obligated under non-cancelable operating leases for laboratory, production and office space in New Jersey and California. These leases expire on various dates between October 2009 and December 2013. The Company is also obligated under certain research and license agreements. A summary of the Company's commitments as of December 31, 2008 is as follows:

	2009	2010	2011	2012	2013	2014
Operating leases and other	$3,469	$2,790	$2,793	$3,412	$3,000	$—
Research and development funding	31,680	73	73	73	73	73

Total	$35,149	$2,863	$2,866	$3,485	$3,073	$73

        The Company incurred rent expense of $4.3 million in 2008, $4.2 million in 2007 and $4.1 million in 2006.

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

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

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

        Through December 31, 2008, the Company has not made any milestone payments to Kirin. However, approximately $2.8 million has been paid to Kirin as of December 31, 2008 representing a payment due Kirin as a result of the Company's collaboration with Pfizer. Based on products the Company is developing, which use or the Company believes may use Kirin technology and that (i) are currently in clinical trials, or (ii) the Company anticipates may enter clinical trials through the end of 2010, the Company may be required to make milestone payments to Kirin aggregating up to approximately $4.25 million per product with respect to such products. The Company's future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

  Other Contingent Arrangements

        The Company has entered into a number of other agreements that contain in-licenses of third-party technology (in addition to Kirin) which may be used together with the Company's own platform technologies for the generation, development and/or manufacture of its antibody products. In addition, the Company has entered into other third-party agreements that contain in-licenses associated with antibody products that target specific antigens. Many of these agreements contain milestones payments that are due with respect to products using/targeting the licensed technology/antigen only if and when

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, unless otherwise indicated, except share data)

11. Commitments and contingencies (Continued)

certain specified pre-commercialization events occur. Not all of the Company's products currently under development trigger such milestone payments. Through December 31, 2008, the Company has made milestone payments under these agreements of approximately $2.2 million. In addition, under the agreements the Company currently has in place (other than with Kirin), based on a total of ten products the Company is developing for which milestones are potentially due and that (i) are now in clinical trials, or (ii) which the Company anticipates may enter clinical trials before the end of 2010, the Company may be obligated to make future milestone payments aggregating up to approximately $57.5 million with respect to such products. In general, potential milestone payments for antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these milestone payments per product include:

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

        The Company is unable to reasonably estimate any possible range of loss or liability associated with the stock option inquiry due to its uncertain resolution.

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

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, unless otherwise indicated, except share data)

11. Commitments and contingencies (Continued)

  Legal Proceedings

        The Company has previously disclosed in public filings with the SEC certain state and federal shareholders' derivative actions in connection with its historical stock option granting practices against certain current and former officers and directors, and the Company as a nominal defendant. In August 2008, all parties entered into an agreement settling all claims asserted in the derivative actions and filed a joint motion for approval of the settlement in New Jersey state court. In September 2008, the state court preliminarily approved such settlement, subject to a final determination of its fairness, reasonableness and adequacy. On October 2, 2008, the Company published notice of the settlement as an exhibit to a Form 8-K filing with the SEC and in Investors Business Daily. On November 18, 2008, the state court approved the settlement as fair, reasonable and adequate to Medarex and its shareholders. A Stipulation and Proposed Order of Voluntary Dismissal with Prejudice was filed with the federal court on December 1, 2008 and has since become effective. In addition, the state court approved a $2.0 million award to plaintiffs' counsel for legal fees and expenses, which was paid by the Company's insurance carrier.

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

        Revenue from partners representing 10% or more of total revenues for the years ended December 31, 2008, 2007 and 2006 is as follows:

Partners	2008	2007	2006
BMS	29%	36%	37%
Pfizer	21%	19%	21%
Centocor	16%	14%	—

13. Celldex Therapeutics, Inc./AVANT Immunotherapeutics, Inc.

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

        To complement its technology and its internal clinical pipeline, in October 2005, Celldex completed the acquisition of all of the issued and outstanding shares of capital stock of Lorantis Limited

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, unless otherwise indicated, except share data)

13. Celldex Therapeutics, Inc./AVANT Immunotherapeutics, Inc. (Continued)

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

        In October 2007, the company's minority interest in the equity of Celldex was reduced to zero and accordingly, the Company (as the majority shareholder) was required to record 100% of Celldex's losses for the final three months of 2007.

        On March 7, 2008, AVANT Immunotherapeutics, Inc. and Celldex merged with the combined company named AVANT Immunotherapeutics, Inc. ("AVANT") which traded under the NASDAQ ticker symbol AVAN through September 30, 2008.

        Under the terms of the merger agreement, Celldex shareholders received approximately 4.96 shares of AVANT common stock in exchange for each share of Celldex stock they owned. In connection with the merger, AVANT's board of directors approved a 1-for-12 reverse stock split of AVANT's common stock which became effective on March 7, 2008. The Company received a total of 5,312,539 shares of AVANT representing approximately 35.6% of the total post-split outstanding shares of AVANT.

        For the period from January 1, 2008 through March 6, 2008, the Company (as the majority shareholder) continued to record 100% of Celldex's losses which amounted to approximately $2.3 million.

        As a result of the merger with AVANT and the corresponding reduction in the Company's ownership from approximately 60% to approximately 35.6%, the Company ceased consolidating the operations of Celldex as of March 6, 2008 and began to account for its investment in AVANT under the equity method of accounting in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock (APB No. 18).

        The Company recorded a net non-cash change in interest gain of approximately $14.3 million for the year end December 31, 2008 associated with the change from the consolidation basis to the equity method of accounting. Because of the uncertainty surrounding the ultimate realizability of the gain, the gain was recorded as an increase to capital in excess of par value, a component of shareholders' equity.

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, unless otherwise indicated, except share data)

13. Celldex Therapeutics, Inc./AVANT Immunotherapeutics, Inc. (Continued)

        In May 2008, AVANT sold 781,250 shares of its common stock to a corporate partner in connection with a license and commercialization agreement. As a result of this sale of common stock, the Company's ownership percentage in AVANT was reduced to approximately 33.8%. The difference between the Company's proportionate share of the equity and the carrying value after completion of AVANT's sale of stock to the corporate partner was approximately $2.9 million and was accounted for in accordance with APB Opinion No. 18 and Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary. This transaction is reflected as an increase to capital in excess of par value in the Company's consolidated financial statements as of December 31, 2008.

        In June 2008, the Company sold 351,691 shares of AVANT for $12.35 per share resulting in net proceeds of approximately $4.3 million. The Company realized a gain of approximately $3.3 million from this transaction. As a result of this sale of common stock, the Company's ownership percentage in AVANT was further reduced to approximately 31.6%.

        Pursuant to the Amended Certificate of Incorporation approved by its stockholders in September 2008, AVANT changed its name to Celldex Therapeutics, Inc. and began trading under the symbol CLDX effective October 1, 2008. In October 2008, Celldex Therapeutics issued 81,512 shares of its common stock in settlement of a payable further reducing the Company's ownership percentage to approximately 31.4%.

        As of December 31, 2008, the Company has a receivable from Celldex Therapeutics of approximately $3.0 million.

        A member of the Company's board of directors is also the chairman of the board of directors of Celldex Therapeutics. As of December 31, 2008, the market value of the Company's investment in Celldex Therapeutics was approximately $39.3 million.

        Summary financial information for Celldex Therapeutics is as follows as of December 31, 2008 and for the period from March 7, 2008 through December 31, 2008:

Current Assets	$47,076
Non-Current Assets	22,717
Current Liabilities	14,102
Non-Current Liabilities	37,558
Revenue	7,357
Net Loss	(30,383)

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

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

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

15. Employee Benefit Plan

        The Company maintains a 401(k) savings plan. Employees may contribute up to 50% of their annual salaries up to a maximum dollar value permitted by the Internal Revenue Service. The Company matches 50% of employee contributions of up to 4% of a participant's annual salary. During 2008, 2007 and 2006, the Company made contributions to the plan totaling $0.9 million, $1.0 million and $1.0 million, respectively.

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, unless otherwise indicated, except share data)

16. Quarterly Financial Information—Unaudited

        The following tables set forth a summary of the Company's consolidated statements of operations for each of the quarterly periods in the years ended December 31, 2008 and 2007:

	2008
	March 31,	June 30,	September 30,	December 31,
Revenues:
Contract and license revenues	$7,110	$5,516	$5,973	$15,910
Contract and license revenues from Genmab	874	375	291	225
Reimbursement of development costs	4,019	4,069	3,944	3,986

Total revenues	12,003	9,960	10,208	20,121
Costs and expenses:
Research and development	49,292	52,574	44,153	48,842
General and administrative	12,409	12,435	11,068	8,474

Total costs and expenses	61,701	65,009	55,221	57,316

Operating loss	(49,698)	(55,049)	(45,013)	(37,195)
Equity in net loss of affiliate	(1,785)	(3,546)	(2,813)	(1,948)
Interest, dividend income and realized gains	4,528	7,041	3,464	2,938
Gain on sale of Genmab stock	151,834	—	—	—
Impairment loss on investments in partners	—	—	—	(5,298)
Interest expense	(1,544)	(1,545)	(1,545)	(1,549)

Income (loss) before provision for income taxes	103,335	(53,099)	(45,907)	(43,052)
Provision (benefit) for income taxes	23	—	(222)	(59)

Net income (loss)	$103,312	$(53,099)	$(45,685)	$(42,993)

Net income (loss) per share:
—basic	$0.81	$(0.42)	$(0.36)	$(0.33)

—diluted	$0.76	$(0.42)	$(0.36)	$(0.33)

Weighted average common shares outstanding
—basic	127,643	127,724	128,335	128,444
—diluted	138,580	127,724	128,335	128,444

        Basic and diluted net loss per share are computed independently for each of the quarters presented. Therefore, the sum of basic and diluted net loss per share information may not equal annual basic and diluted net loss per share.

MEDAREX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

(Dollars in thousands, unless otherwise indicated, except share data)

16. Quarterly Financial Information—Unaudited (Continued)

	2007
	March 31,	June 30,	September 30,	December 31,
Revenues:
Contract and license revenues	$5,914	$6,382	$6,758	$14,769
Contract and license revenues from Genmab	1,084	418	215	366
Reimbursement of development costs	4,541	4,995	5,454	5,362

Total revenues	11,539	11,795	12,427	20,497
Costs and expenses:
Research and development	47,022	45,273	49,165	56,857
General and administrative	11,302	10,569	13,149	11,905
Acquisition of in-process technology	—	—	6,900	—

Total costs and expenses	58,324	55,842	69,214	68,762

Operating loss	(46,785)	(44,047)	(56,787)	(48,265)
Interest, dividend income and realized gains	4,799	5,485	5,176	4,830
Gain on sale of Genmab	152,143	—	—	—
Impairment loss on investments in partners	—	(2,141)	—	—
Interest expense	(1,541)	(1,540)	(1,541)	(1,540)
Minority interest—Celldex	1,651	1,289	1,602	157

Income (loss) before provision for income taxes	110,267	(40,954)	(51,550)	(44,818)
Provision for income taxes	2	—	5	5

Net income (loss)	$110,265	$(40,954)	$(51,555)	$(44,823)

Net income (loss) per share:
—basic	$0.88	$(0.32)	$(0.41)	$(0.35)

—diluted	$0.80	$(0.32)	$(0.41)	$(0.35)

Weighted average number of common shares outstanding
—basic	124,690	126,430	127,125	127,409
—diluted	140,144	126,430	127,125	127,409

        Basic and diluted net losses per share are computed independently for each of the quarters presented. Therefore, the sum of basic and diluted net loss per share information may not equal annual basic and diluted net loss per share.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Celldex Therapeutics, Inc.

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive loss, of stockholders' equity (deficit) and of cash flows, present fairly, in all material respects, the financial position of Celldex Therapeutics, Inc. (formerly known as AVANT Immunotherapeutics, Inc.) and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 2, 2009

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$44,257,286	$4,909,530
Accounts and Other Receivables	1,826,685	132,496
Prepaid and Other Current Assets	992,473	656,347

Total Current Assets	47,076,444	5,698,373

Property and Equipment, Net	13,567,180	1,918,036
Intangible Assets, Net	2,472,440	1,032,903
Other Assets	6,677,171	725,193

Total Assets	$69,793,235	$9,374,505

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$2,153,393	$749,867
Accrued Expenses	3,841,159	2,519,419
Payable Due Medarex	2,957,248	5,835,552
Current Portion of Deferred Revenue	4,931,327	974,156
Current Portion of Long-Term Liabilities	218,459	57,447

Total Current Liabilities	14,101,586	10,136,441

Deferred Revenue	36,488,713	219,754

Other Long-Term Liabilities	1,069,257	150,207

Commitments and Contingent Liabilities (Note 15)
Stockholders' Equity (Deficit):
Convertible Preferred Stock, 3,000,000 Shares Authorized; None Issued and Outstanding at December 31, 2008	—
Convertible Preferred Stock, $1.00 Par Value; 1,000,000 Shares Authorized; None Issued and Outstanding at December 31, 2007		—
Common Stock, $.001 Par Value; 300,000,000 Shares Authorized; 15,789,756 Issued and Outstanding at December 31, 2008	15,790
Class A Common Stock, $.01 Par Value; 6,800,000 Shares Authorized, Issued and Outstanding at December 31, 2007 (2,811,147 shares issued and outstanding after adjustments to reflect the Merger and a reverse stock split of 1-for-12 effective March 7, 2008)		2,811
Common Stock, $.01 Par Value; 50,000,000 Shares Authorized; 13,300,000 Issued and Outstanding at December 31, 2007(5,498,273 shares issued and outstanding after adjustments to reflect the Merger and a reverse stock split of 1-for-12 effective March 7, 2008)		5,498
Additional Paid-In Capital	136,661,181	69,889,205
Accumulated Other Comprehensive Income	2,605,726	2,619,036
Accumulated Deficit	(121,149,018)	(73,648,447)

Total Stockholders' Equity (Deficit)	18,133,679	(1,131,897)

Total Liabilities and Stockholders' Equity (Deficit)	$69,793,235	$9,374,505

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
REVENUE:
Product Development and Licensing Agreements	$3,715,957	$466,156	$466,156
Contracts and Grants	533,182	939,436	433,028
Product Royalties	3,206,368	—	—

Total Revenue	7,455,507	1,405,592	899,184

OPERATING EXPENSE:
Research and Development	26,347,189	9,891,709	10,012,803
General and Administrative	14,747,392	6,905,487	8,395,701
Charge for In-Process Research and Development	14,755,908	—	—
U.K Facility Exit Costs	—	—	1,168,696
Amortization of Acquired Intangible Assets	361,006	116,932	116,932

Total Operating Expense	56,211,495	16,914,128	19,694,132

Operating Loss	(48,755,988)	(15,508,536)	(18,794,948)
Investment and Other Income, Net	1,255,417	435,486	959,686

Net Loss	$(47,500,571)	$(15,073,050)	$(17,835,262)

Basic and Diluted Net Loss Per Common Share (See Note 1)	$(3.34)	$(1.81)	$(2.15)

Shares Used in Calculating Basic and Diluted Net Loss per Share (See Note 1)	14,217,388	8,309,420	8,278,500

COMPREHENSIVE LOSS:
Net Loss	$(47,500,571)	$(15,073,050)	$(17,835,262)
Unrealized Gain/(Loss) on Foreign Exchange Translation	(13,310)	230,840	2,882,403

Comprehensive Loss	$(47,513,881)	$(14,842,210)	$(14,952,859)

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Common Stock Shares(1)	Common Stock Par Value(1)	Class A Common Stock Shares(1)	Class A Common Stock Par Value(1)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2005	5,456,933	$5,457	2,811,147	$2,811	$69,232,776	$(494,207)	$(40,740,135)	$28,006,702
Share-Based Compensation	—	—	—	—	1,760,165	—	—	1,760,165
Shares Issued to Duke University in Connection with Licensing Agreement	41,340	41	—	—	329,959	—	—	330,000
Comprehensive Income (Loss):
Net Loss	—	—	—	—	—	—	(17,835,262)	(17,835,262
Other Comprehensive Income	—	—	—	—	—	2,882,403	—	2,882,403

Total Comprehensive Loss								(14,952,859)

Balance at December 31, 2006	5,498,273	$5,498	2,811,147	$2,811	$71,322,900	$2,388,196	$(58,575,397)	$15,144,008
Share-Based Compensation	—	—	—	—	1,604,922	—	—	1,604,922
Medarex Return of Capital	—	—	—	—	(3,038,617)	—	—	(3,038,617)
Comprehensive Income (Loss):
Net Loss	—	—	—	—	—	—	(15,073,050)	(15,073,050
Other Comprehensive Income	—	—	—	—	—	230,840	—	230,840

Total Comprehensive Loss								(14,842,210)

Balance at December 31, 2007	5,498,273	$5,498	2,811,147	$2,811	$69,889,205	$2,619,036	$(73,648,447)	$(1,131,897)
Exchange of Class A for Common Stock	2,811,147	2,811	(2,811,147)	(2,811)	—	—	—	—
Shares Issued to Medarex in Settlement of a Payable	351,692	352	—	—	3,038,265	—	—	3,038,617
Shares Received in Exchange in the Merger	6,265,889	6,266	—	—	46,869,106	—	—	46,875,372
Cash Paid for Fractional Shares in Connection with the Merger	(7)	—	—	—	—	—	—	—
Shares Issued to Pfizer in connection with the CDX-110 Licensing Agreement	781,250	781			10,866,407			10,867,188
Shares Issued to Duke University in Settlement of a Payable	81,512	82			1,182,505			1,182,587
Share-Based Compensation	—	—	—	—	4,815,693	—	—	4,815,693
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	(47,500,571)	(47,500,571)
Other Comprehensive Loss	—	—	—	—	—	(13,310)	—	(13,310)

Total Comprehensive Loss								(47,513,881)

Balance at December 31, 2008	15,789,756	$15,790	—	$—	$136,661,181	$2,605,726	$(121,149,018)	$18,133,679

(1)  Adjusted to reflect the Merger exchange ratio and a reverse stock split of 1-for-12 effective March 7, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash Flows From Operating Activities:
Net Loss	$(47,500,571)	$(15,073,050)	$(17,835,816)
Adjustments to Reconcile Net Loss to Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	2,176,427	710,156	769,520
Amortization of Intangible Assets	361,006	116,932	116,932
Impairment of Investment in Select Vaccines Limited	297,146	—	—
Loss (Gain) on Impairment and Disposal of Assets	33,795	—	(136,161)
U.K. Facilities Exit Costs	—	—	1,101,603
Non-Cash License Fees Paid with Stock	—	—	330,000
In-Process Research and Development	14,755,908	—	—
Stock-Based Compensation Expense	4,815,693	1,604,924	1,760,165
Changes in Assets and Liabilities
Accounts and Other Receivables	(1,655,600)	4,167,335	940,000
Prepaid and Other Current Assets	9,979,807	(587,077)	794,000
Other Assets—Deferred Costs	(6,413,770)	—	—
Accounts Payable and Accrued Expenses	1,221,278	28,116	(1,300,000)
Deferred Revenue	40,116,130	42,304	(466,157)
Other Long-Term Liabilities—Deferred Rent	93,517	(78,808)	286,462

Net Cash Provided by (Used in) Operating Activities	18,280,766	(9,125,400)	(13,639,452)

Cash Flows From Investing Activities:
Cash Acquired in the Acquisition of AVANT, Net of Transaction Costs	10,750,255	—	—
Other Non Current Assets	—	(335,054)	—
Restricted Cash Deposits	(1,737)	(3,070)	168,000
Acquisition of Property and Equipment	(1,304,706)	(75,311)	(2,478,719)
Proceeds from Disposal or Sale of Assets	460,494	—	144,000
Proceeds from Sale of Shares of Select Vaccines Limited	250,882	—	—

Net Cash Provided by (Used in) Investing Activities	10,155,188	(413,435)	(2,166,719)

Cash Flows From Financing Activities:
Net Proceeds from Stock Issuance	10,867,188	—	—
Related Party Loan Due to Medarex	160,313	264,339	2,077,573
Payment of Loans and Note Payable	(102,389)	—	—

Net Cash Provided by Financing Activities	10,925,112	264,339	2,077,573

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13,310)	183,840	2,516,000

Net Increase (Decrease) in Cash and Cash Equivalents	39,347,756	(9,090,656)	(11,212,598)
Cash and Cash Equivalents at Beginning of Period	4,909,530	14,000,186	25,212,784

Cash and Cash Equivalents at End of Period	$44,257,286	$4,909,530	$14,000,186

Supplemental Disclosure of Non-Cash Flow Information
Shares Received in Exchange in the Merger	$46,251,952	$—	$—
Shares Issued to Medarex in Settlement of a Payable	$3,038,617	—	$—
Shares Issued to Duke University in Settlement of a Payable	$1,182,587	$—	$—
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$142,210	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business and Overview

        Celldex Therapeutics, Inc. (formerly known as AVANT Immunotherapeutics, Inc.) (the "Company" or "Celldex") is engaged in the discovery, development and commercialization of products that harness the human immune system to prevent and treat disease. The Company is developing a portfolio of vaccines and targeted immunotherapeutics addressing a wide range of applications including oncology, infectious and inflammatory diseases. The portfolio includes a pipeline of therapeutic cancer vaccines, monoclonal antibodies, single-dose, oral vaccines aimed at protecting travelers and people in regions where infectious diseases are endemic and a treatment to reduce complement-mediated tissue damage. The Company is advancing a pipeline of clinical and preclinical product candidates, the most advanced of which are for treatment of various cancers. The Company's lead programs are therapeutic cancer vaccines designed to instruct the patient's immune system to recognize and destroy cancer cells. The Company further leverages the value of its technology portfolio through corporate, governmental and non-governmental partnerships. One successful collaboration resulted in our license of a rotavirus strain to GlaxoSmithKline that was used in the development of an oral human rotavirus vaccine. Current collaborations encompass the development of vaccines addressed to cancer therapies, global health, human food safety and animal health. The Company's product candidates address large market opportunities for which the Company believes current therapies are inadequate or non-existent.

        Merger between AVANT and Celldex:    On March 7, 2008, Celldex (formerly known as AVANT Immunotherapeutics, Inc.) completed the merger of Callisto Merger Corporation ("Merger Sub"), a wholly owned subsidiary of Celldex, with and into Celldex Research Corporation (formerly known as Celldex Therapeutics, Inc.) ("Celldex Research"), a privately-held company, (the "Merger"). Effective October 1, 2008, the Company changed its name from AVANT Immunotherapeutics, Inc. to Celldex Therapeutics, Inc.

        At the special meeting of the Company's shareholders held on March 6, 2008 in connection with the Merger, stockholders approved four proposals: (i) the issuance of shares of the Company's common stock pursuant to the Merger Agreement in the amount necessary to result in the former Celldex Research stockholders owning 58% of the Company's common stock on a fully diluted basis, (ii) an amendment to the Company's Third Restated Certificate of Incorporation to increase the number of authorized shares to 300,000,000, (iii) an amendment to the Company's Third Restated Certificate of Incorporation to effect a reverse stock split in a ratio ranging from one-for-twelve to one-for-twenty of all the issued and outstanding shares of the Company's common stock, the final ratio to be determined by the Company's board of directors and (iv) adoption of the 2008 Stock Option and Incentive Plan.

        Also, pursuant to the terms of the Merger Agreement, former Celldex Research shareholders received 4.96 shares of the Company's common stock in exchange for each share of Celldex Research common stock and Class A common stock they owned at the effective time of the Merger, plus cash in lieu of fractional shares. The Company also assumed all of Celldex Research's stock options outstanding at the effective time of the Merger.

        The Company's board of directors approved a 1-for-12 reverse stock split of the Company's common stock, which became effective on March 7, 2008. As a result of the reverse stock split, each twelve shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 180 million shares (including

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the shares issued to former Celldex Research stockholders in the Merger) to approximately 15 million shares.

        The Merger was accounted for using the purchase method of accounting and was treated as an acquisition by Celldex Research of Celldex (then AVANT), with Celldex Research being considered the accounting acquirer based on the application of criteria specified in Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combination, ("SFAS 141"), even though Celldex (then AVANT) was the issuer of common stock and the surviving legal entity in the transaction. Under the purchase method of accounting, the deemed purchase price was allocated to AVANT's underlying tangible and identifiable intangible assets acquired and liabilities assumed based upon the respective fair value of each with any excess deemed purchase price allocated to goodwill. The valuation analysis conducted by the Company determined that the fair value of assets acquired and the fair value of liabilities assumed by Celldex Research exceeded the purchase price for AVANT, resulting in negative goodwill of approximately $6.0 million. In accordance with SFAS 141, the negative goodwill has been allocated to all of the acquired assets that were non-financial and non-current assets, including property and equipment, identifiable intangible assets, and in-process research and development. See Note 17 to the Company's consolidated financial statements for additional information.

        Because Celldex Research was determined to be the acquirer for accounting purposes, the historical financial statements of Celldex Research became the historical financial statements of the Company as of the closing of the Merger. Accordingly, the financial statements of the Company prior to the Merger reflect the financial position, results of operations and cash flows of Celldex Research, which during the historical periods presented in the accompanying consolidated financial statements, was then majority-owned by Medarex, Inc. ("Medarex"). Following the Merger, the financial statements of the current period reflect the financial position, results of operation and cash flows of the Company. The results of operations of AVANT are included in the results of operations of the Company beginning March 8, 2008. Accordingly, except as otherwise discussed below, this report reflects the financial condition, results of operations and liquidity of the combined companies at December 31, 2008 and historically of Celldex Research on a stand-alone basis for all periods prior to March 8, 2008.

        The Company's cash and cash equivalents at December 31, 2008 were $44,257,286. Its working capital at December 31, 2008 was $32,974,858. The Company incurred a loss of $47,500,571 for the year ended December 31, 2008. Net cash provided by operations for the year ended December 31, 2008 was $18,280,766. The Company believes that cash inflows from existing grants and collaborations, interest income on invested funds and its current cash and cash equivalents will be sufficient to meet estimated working capital requirements and fund operations beyond December 31, 2009. The working capital requirements of the Company are dependent on several factors including, but not limited to, the costs associated with research and development programs, pre-clinical and clinical studies, manufacture of clinical materials and the scope of collaborative arrangements.

        During 2009, Celldex may take steps to raise additional capital including, but not limited to, the licensing of technology programs with existing or new collaborative partners, possible business combinations, or the issuance of common stock via private placements or public offerings. The Company believes that its current cash and cash equivalents are sufficient to fund planned operations for at least the next twelve months. While the Company continues to seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

all, particularly in light of the recent disruptions in the financial markets and the Company's negotiating position in capital-raising efforts may worsen as existing resources are used. There is also no assurance that the Company will be able to enter into further collaborative relationships. Additional equity financing may be dilutive to the Company's stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict the Company's ability to operate as a business; and licensing or strategic collaborations may result in royalties or other terms that reduce the Company's economic potential from products under development. If the Company is unable to raise the necessary funds, it may have to delay or discontinue the development of programs, license out programs earlier than expected, raise funds at significant discount or on other unfavorable terms, if at all, or evaluate a sale of all or a part of the Company.

        On April 16, 2008, the Company and Pfizer Inc. ("Pfizer") entered into a License and Development Agreement (the "Pfizer Agreement") under which Pfizer will be granted an exclusive worldwide license to a therapeutic cancer vaccine candidate, CDX-110, in Phase 2 development for the treatment of glioblastoma multiforme ("GBM"). The Pfizer Agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the Pfizer Agreement, Pfizer made an upfront payment to the Company of $40 million and made a $10 million equity investment in the Company. Pfizer will fund all development costs for these programs. The Company is also eligible to receive potential milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales.

        On April 3, 2008, Rotarix® received Food and Drug Administration ("FDA") market approval for the prevention of rotavirus gastroenteritis in infants. FDA approval triggered a $1.5 million milestone payment to the Company from GlaxoSmithKline plc ("Glaxo"), $750,000 of which the Company has retained under the Company's agreement with Paul Royalty Fund ("PRF"). Rotarix® is now licensed in over 100 countries worldwide including the U.S. and the European Union. Glaxo initiated its U.S. launch of Rotarix® during the third quarter of 2008 which resulted in the Company receiving a $10 million milestone payment from PRF in October 2008.

  Basis of Presentation

        The consolidated financial statements include the accounts of Celldex Therapeutics, Inc. and its direct and indirect wholly-owned subsidiaries: Celldex Research, Celldex Therapeutics, Ltd. ("Celldex Ltd.") and Megan Health, Inc. ("Megan"). All intercompany transactions have been eliminated.

  Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value. At December 31, 2008, investments were primarily in money market mutual funds.

        Celldex may invest its cash in debt instruments of financial institutions, government entities and corporations, and mutual funds. The Company has established guidelines relative to credit ratings, diversification and maturities to mitigate risk and maintain liquidity. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

equivalents and accounts receivable. Cash and cash equivalents consist of cash and money market funds which are all held with three financial institutions in the U.S. and one financial institution in the United Kingdom.

  Investment in Securities

        In August 2008, the Company sold its equity investment in Select Vaccines Limited ("Select Vaccines") shares for net proceeds of $250,882 and recorded a loss of $297,129. The Company had classified its equity investment in Select Vaccines shares as available-for-sale securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, ("FAS 115").

  Restricted Cash

        Restricted cash of $182,130 and $180,139 at December 31, 2008 and December 31, 2007, respectively, represents security deposits for the Company's facilities in Phillipsburg, New Jersey, of which the Company took occupancy in 2006.

  Fair Value of Financial Instruments

        The Company enters into various types of financial instruments in the normal course of business. The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these financial instruments. Receivables are concentrated in the pharmaceutical industry and from United Kingdom Inland Revenue. Management considers the likelihood of market credit risk to be remote.

  Accounts Receivable and Significant Customers

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company has not historically experienced credit losses from its accounts receivable and therefore has not established an allowance for doubtful accounts. The Company does not have any off-balance-sheet credit exposure related to its customers.

        Accounts and other receivables consist of the following:

	December 31, 2008	December 31, 2007
Trade	$1,690,029	$—
Other	136,656	132,496

	$1,826,685	$132,496

        At December 31, 2008, trade receivables primarily consist of $1,431,382 due from Pfizer (see Note 10).

        Other receivables primarily consist of money market interest receivable, an employee loan receivable and research and development tax credit receivable from United Kingdom Inland Revenue.

        For the year ended December 31, 2008, revenue from Glaxo and Pfizer represented 50% and 38%, respectively, of total Company revenue. For the years ended December 31, 2007 and 2006, certain

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

customers represented more than 10% of total Company revenue. This was due to low levels of revenue in such years, and these customers in future years are not expected to represent 10% or more of total Company revenue.

  Long-Lived Assets:

        In the ordinary course of its business, the Company incurs substantial costs to construct property and equipment. The treatment of costs to construct these assets depends on the nature of the costs and the stage of construction. Costs incurred in the project planning and design phase, and in the construction and installation phase, are capitalized as part of the cost of the asset. The Company stops capitalizing costs when the asset is substantially complete and ready for its intended use.

        For manufacturing property and equipment, the Company also capitalizes the cost of validating these assets for the underlying manufacturing process. Celldex completes the capitalization of validation costs when the asset is substantially complete and ready for its intended use. Costs capitalized include incremental labor and fringe benefits, and direct consultancy services.

        Property and equipment is stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Laboratory equipment and office furniture and equipment are depreciated over a five-year period and computer equipment is depreciated over a three-year period. Manufacturing equipment is amortized over a seven- to ten-year period. Leasehold improvements are amortized over the shorter of the estimated useful life or the non-cancelable term of the related lease, including any renewals that are reasonably assured of occurring. Property and equipment under construction is classified as construction in progress and is depreciated or amortized only after the asset is placed in service. Expenditures for maintenance and repairs are charged to expense whereas the costs of significant improvements which extend the life of the underlying asset are capitalized. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated and the related gains or losses are reflected in net income.

  Accounting for the Impairment of Long-Lived Assets:

        The Company periodically evaluates its long-lived assets, primarily property and equipment and intangible assets for potential impairment under SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, ("SFAS No. 144"). The Company performs these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. Indicators of potential impairment include:

  •
  a significant change in the manner in which an asset is used;

  •
  a significant decrease in the market value of an asset;

  •
  a significant adverse change in its business or the industry in which it is sold; and

  •
  a current period operating cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the asset.

        If the Company believes an indicator of potential impairment exists, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying asset. The net book value of an asset is adjusted to fair value if its expected future

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

undiscounted cash flows are less than its book value. The Company charges impairments of the long-lived assets to operations if its evaluations indicate that the carrying value of these assets is not recoverable. Management had identified no indicators of impairment at December 31, 2008. When we determine that the carrying value of intangible assets or long-lived assets is not recoverable, we may be required to record impairment charges for these assets that have not been previously recorded.

  Accounting for Patent Costs:

        Patent costs are expensed as incurred. Certain patent costs are reimbursed by the Company's product development and licensing partners. Any reimbursed patent costs are recorded as product development and licensing agreement revenues in the Company's financial statements.

  Interest Capitalization

        The Company capitalizes interest cost as part of the historical cost of acquiring certain assets during the period of time required to get the asset ready for its intended use. The amount of capitalized interest is limited to the amount of interest incurred by the Company and has not been significant to the Company's financial position or results of operations.

  Operating Leases

        The Company presently has three facilities that are located at Phillipsburg, New Jersey, and Needham and Fall River, Massachusetts, under non-cancellable operating lease agreements for office, laboratory and manufacturing space. The rent payments for the three locations escalate over the lease term. Rent expense is recorded on a straight-line basis over the terms of the leases, including any renewals that are reasonably assured of occurring. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent liability in the accompanying consolidated balance sheets. Tenant improvements paid by the landlord are capitalized as leasehold improvements and amortized over the shorter of their estimated useful lives or the remaining lease term.

  Intangible Assets

        The Company has acquired intangible assets, which include core technology, developed technology and a strategic partner agreement, through the Merger and the acquisition of Lorantis Limited ("Lorantis"). These acquired intangible assets are being amortized on a straight-line basis over their estimated lives, which range from 4.5 to 11 years. The determination of the amortization period involves estimates and judgments on management's part. Any significant changes in the Company's estimates or assumptions could impact the carrying value of acquired intangible assets. The Company evaluates the recoverability of these assets when facts and circumstances suggest the asset could be impaired in accordance with SFAS No. 144.

  Revenue Recognition

        The Company accounts for revenue arrangements that include multiple deliverables in accordance with Emerging Issues Task Force ("EITF") No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying the guidance,

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

revenue arrangements with multiple deliverables can only be considered as separate units of accounting if (i) the delivered item has value to the customer on a standalone basis, (ii) there is objective and reliable evidence of the fair value of the undelivered items and (iii) if the right of return exists, delivery of the undelivered items is considered probable and substantially in the control of the vendor. If these criteria are not met, the revenue elements must be considered a single unit of accounting for purposes of revenue recognition.

        Payments received to fund certain research activities are recognized as revenue in the period in which the research activities are performed. Payments received in advance that are related to future performance are deferred and recognized as revenue when the research projects are performed.

        The Company has entered into various license and development agreements with pharmaceutical and biotechnology companies. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as contract and license fee revenue when the Company has a contractual right to receive such payments, provided that (i) a contractual arrangement exists, (ii) the contract price is fixed or determinable, (iii) the collection of the resulting receivable is reasonably assured and (iv) the Company has no further performance obligations under the license agreement. Upfront non-refundable fees associated with license and development agreements where the Company has continuing performance obligations under the terms of the agreement are recorded as deferred revenue and recognized as revenue over the estimated service period as the Company completes its obligations. Where the Company's level of effort is relatively constant over the performance period or no other pattern is estimable, the revenue is recognized on a straight-line basis. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. The determination of the performance period involves judgment on management's part. Funding of research and development is recognized as revenue over the term of the applicable contract as costs are incurred related to that contract.

        Milestone payments are recognized as revenue upon the achievement of mutually agreed milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there is no continuing performance obligations associated with the milestone payment. Revenues from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payments are non-refundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved in achieving the milestone; and, (iv) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as Celldex completes its performance obligations.

        The Company has capitalized and deferred costs incurred in connection with the one-time signing and upfront payment (the initial deliverable) received with respect to a multiple deliverable

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

arrangement. If there is deemed a single unit of accounting for such an arrangement, the capitalized deferred costs are amortized over the expected performance period of the arrangement.

        Revenue from contracts and grants, including U.S. government grants under Small Business Innovation Research ("SBIR"), is recognized as the services are performed and recorded as effort is expended on the contracted work and billed to the government or our contractual partner. Product royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize Celldex's licensed technologies and are recognized when the amount of and basis for such royalty payments are reported to us in accurate and appropriate form and in accordance with the related license agreement. Payments received in advance of activities being performed are recorded as deferred revenue. Any significant changes in the Company's estimates or assumptions could impact its revenue recognition.

  Research and Development Costs

        Research and development costs, including internal and contract research costs, are expensed as incurred. Research and development expenses consist mainly of clinical trial costs, manufacturing of clinical material, toxicology and other studies, salaries, depreciation, technology access fees, royalty fees, including the cost of Rotarix® royalty revenues retained by the Company, and funding of outside research. Costs to acquire technologies that are utilized in research and development that have no alternative future use are expensed as incurred.

  Acquired In-Process Research and Development

        Acquired In-Process Research and Development ('IPR&D") represents the fair value assigned to research and development projects that we acquire that have not been completed at the date of acquisition and which have no future alternative use. Accordingly, the fair value of such projects is recorded as in process research and development expense as of the acquisition date.

        The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value IPR&D were, as applicable, reduced based on the probability of developing a new drug. Additionally, the projections considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management's estimates of revenues, cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections described above.

        If these projects are not successfully developed, the operations of the company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired. We believe that the assumptions used in the Company's IPR&D analysis were reasonable at the time of the respective acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project revenues, development costs or profitability, or the events associated with such projects, will transpire as estimated.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Clinical Research and Contract Manufacturing Accruals

        Most of the Company's clinical trials are performed by third-party contract research organizations ("CROs") and certain clinical supplies are manufactured by contract manufacturing organizations ("CMOs"). Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon its assessment of the status of each study or manufacturing activity and the work completed, and upon information obtained from the CROs and CMOs.

  Foreign Currency Translation

        The financial statements of Celldex Ltd have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All asset and liability accounts have been translated using the exchange rates in effect at the balance sheet date. Revenues and expenses have been translated using the average exchange rate for the period. Translated gains and losses resulting from the changes in exchange rates have been reported in other comprehensive income (loss). As of December 31, 2008 and December 31, 2007, the accumulated unrealized foreign exchange translation gains (losses) included in accumulated other comprehensive income were ($2,605,726) and $2,619,036, respectively.

  Income Taxes

        The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting For Income Taxes. The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statement amounts and their respective tax bases. Quarterly, the Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company's tax provision in the period of change.

  Net Loss Per Share

        The Company computes and reports earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and warrants. Options to purchase 2,070,993, 787,440 and 1,058,659 shares of common stock were not included in the December 31, 2008, 2007 and 2006 computation of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share. Share amounts shown on the consolidated balance sheets and share amounts and basic and diluted net loss per share amounts shown on the consolidated statements of operations and comprehensive loss have been adjusted to reflect the Merger exchange ratio and a reverse stock split of 1-for-12 effective March 7, 2008.

  Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130") established the standards for reporting and displaying comprehensive income (loss) in financial statements. Comprehensive income

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(loss) is defined to include all changes in stockholders' equity (deficit) during the period other than those changes that result from investments by and distributions to stockholders. During the years ended December 31, 2008, 2007 and 2006, the Company reported other comprehensive income (loss) of ($13,310), $230,840 and $2,882,403, respectively, related to unrealized foreign exchange translation gains.

  Stock-Based Compensation

        The Company accounts for stock-based awards under SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("employee stock purchases") based on estimated grant date fair values.

        Compensation expense for all share-based payment awards to employees are recognized using the straight-line method over the term of vesting or performance. As stock-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        The Company estimates the fair value of share-based awards granted using the Black-Scholes option-pricing model ("Black-Scholes model"). The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

        SFAS No. 123(R) did not change the accounting guidance for how the Company accounts for options issued to non-employees. The Company accounts for options issued to non-employees in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The value of such options is periodically re-measured and income or expense is recognized during the vesting terms.

        See Note 3 for additional information.

  Use of Estimates

        The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Segment Information

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information on operating segments in interim and annual financial statements. The Company has determined that it is engaged in one industry segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care. Management uses consolidated financial information in determining how to allocate resources and assess performance and reviews our operating results on an aggregate basis and manages our operations as a single operating segment.

  Recent Accounting Pronouncements

        SFAS 141(R) and SFAS 160:    In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), Business Combinations, ("SFAS No. 141(R)"), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, ("SFAS No. 160"), which introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption of both statements is prohibited. The adoption of SFAS No. 141(R) and SFAS No. 160 will only have an impact on the Company's financial statements if it is involved in a business combination that occurs after January 1, 2009.

        EITF 07-1:    In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements ("EITF 07-1"). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the effect that the adoption of EITF 07-01 will have on its results of operations and financial condition.

        FSP No. FAS 142-3:    In April 2008, the FASB staff issued FASB Staff Position ("FSP") No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP No. FAS 142-3"). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The intent of this FSP is to improve the consistency between the useful life of a recognized intangible under Statement 142 and the period of expected cash flows used to measure fair value of the asset under FASB No. 141 and other accounting principles generally accepted in the United States of America ("U.S.GAAP"). The FSP is effective for financial statements issued for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP No. FAS 142-3 is not expected to have a material impact on Celldex's financial position and results of operations.

        SFAS 162:    In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material impact on its results of operations and financial condition.

        EITF 03-6-1:    In June 2008, FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share", or SFAS 128. The guidance applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of this FSP. Early adoption is not permitted. The Company does not expect the adoption of FSP EITF 03-6-1 will have a material impact on its results of operations and financial condition.

(2) FAIR VALUE MEASUREMENTS

        On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, ("SFAS No. 157"), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, ("SFAS No. 159"), for its financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company's financial position or results of operations. As permitted by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(2) FAIR VALUE MEASUREMENTS (Continued)

not currently required to be measured at fair value. The Company did not elect to adopt the fair value option for eligible financial instruments under SFAS No. 159.

        SFAS No. 157 provides a framework for measuring fair value under U.S. GAAP and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

        SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company's Level 1 assets consist of cash equivalents. As of December 31, 2008, the Company held cash equivalents of $43,456,657 held in money market funds.
Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities at December 31, 2008.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no material Level 3 assets or liabilities at December 31, 2008.

        The Company's financial instruments consist mainly of cash and cash equivalents, short-term accounts receivable, accounts payable and debt obligations. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments.

(3) STOCK-BASED COMPENSATION

        As of December 31, 2008, the Company had two shareholder approved, share-based compensation plans: the 2004 Employee Stock Purchase Plan (the "2004 ESPP Plan") and the 2008 Stock Option and Incentive Plan (the "2008 Plan").

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(3) STOCK-BASED COMPENSATION (Continued)

Employee Stock Purchase Plan

        The 2004 ESPP Plan was adopted on May 13, 2004 and assumed by the Company in connection with the Merger. All full time employees of the Company are eligible to participate in the 2004 ESPP Plan. A total of 12,500 shares of common stock are reserved for issuance under the 2004 ESPP Plan. Under the 2004 ESPP Plan, each participating employee may contribute up to 15% of his or her compensation to purchase up to 100 shares of common stock per year in any six-month offering period and may withdraw from the offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lower of its fair market value at either the beginning of the offering period or the applicable exercise date. At December 31, 2008, 9,885 shares were available for issuance under the 2004 ESPP Plan.

        As a consequence of the Merger, no purchase period was offered beginning on January 1, 2008. The last purchase period began on July 1, 2008 and ended on December 31, 2008.

Employee Stock Option and Incentive Plan

Stock Option Plan Description

        On March 6, 2008, the Company's 2008 Plan was adopted at a special meeting of its shareholders. The 2008 Plan replaced the 1999 Stock Option and Incentive Plan (the "1999 Plan") and the Amended and Restated 1991 Stock Compensation Plan, which was an amendment and restatement of the Company's 1985 Incentive Option Plan. The 2008 Plan permits the granting of incentive stock options (intended to qualify as such under Section 422A of the Internal Revenue Code of 1986, as amended), non-qualified stock options, stock appreciation rights, performance share units, restricted stock and other awards of restricted stock in lieu of cash bonuses to employees, consultants and outside directors.

        The 2008 Plan allows for a maximum of 1,500,000 shares of common stock to be issued prior to October 19, 2017. The board of directors determines the term of each option, option price, and number of shares for which each option is granted and the rate at which each option vests. Options generally vest over a period not to exceed four years. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company) and the exercise price of stock options cannot be less than the fair market value of the common stock at the date of grant (110% of fair market value for incentive stock options granted to holders of more than 10% of the voting stock of the Company). The 2008 Plan also provides for discretionary grants of non-qualified stock options to non-employee directors. Vesting of all employee and non-employee director stock option awards is accelerated upon a change in control as defined in the 2008 Plan.

        In connection with the Merger, the Company assumed the obligations of Celldex Research under Celldex Research's 2005 Equity Incentive Plan (the "Celldex Research 2005 Plan") and each outstanding option to purchase Celldex Research common stock (a "Celldex Research Stock Option") granted under the Celldex Research 2005 Plan. Each Celldex Research Stock Option assumed by the Company is deemed to constitute an option to acquire, on the same terms and conditions as were applicable under the Celldex Research 2005 Plan, shares of the Company's common stock that have been adjusted consistent with the ratio at which the Company's common stock was issued in exchange for Celldex Research's common stock in the Merger. As of March 7, 2008, the Company assumed

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(3) STOCK-BASED COMPENSATION (Continued)

options to acquire 1,446,913 shares of its common stock at a weighted average exercise price of $8.35. The Celldex Research Stock Options generally vest over a two-to four-year period and the term of each option cannot exceed ten years from the date of grant. No additional awards will be issued under the Celldex Research 2005 Plan.

General Option Information

        A summary of stock option activity under the 2008 Plan and the Celldex Research 2005 Plan for the year ended December 31, 2008, adjusted to reflect the Merger exchange ratio and a reverse stock split of 1-for-12 effective March 7, 2008, is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In Years)
Options Outstanding at January 1, 2008	787,440	$12.70	5.81
Granted	2,738,545	8.36
Exercised	—	—
Canceled/forfeited	(1,450,707)	10.62
Expired	(4,285)	22.71

Options Outstanding at December 31, 2008	2,070,993	$8.39	8.69

Options Vested and Expected to Vest at December 31, 2008	1,878,642	$8.40	8.68
Options Exercisable at December 31, 2008	1,154,473	$8.46	8.94
Options Available for Grant	875,506
Weighted Average Fair Value of Options Granted during the year	$4.37

        The aggregate intrinsic value of options outstanding at December 31, 2008 was $80,478.

Non-Employee Grants

        The Company has historically granted stock options to consultants for services. These options were issued at or above their fair market value on the date of grant and generally have four-year vesting terms from date of grant. Should the Company or the consultant terminate the consulting agreements, any unvested options will be cancelled. Options issued to non-employees are marked-to-market, which means that as the Company's stock price fluctuates, the related expense either increases or decreases. The Company recognized expense of $409,229, $85,515 and $41,638 related to non-employee consultant stock options for the years ended December 31, 2008, 2007 and 2006, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(3) STOCK-BASED COMPENSATION (Continued)

Valuation and Expenses Information

        The following table summarizes stock-based compensation expense related to employee and non-employee stock options and employee stock purchases for the years ended December 31, 2008, 2007 and 2006, respectively, which was allocated as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Research and development	$1,648,997	$423,819	$671,525
General and administrative	3,166,696	1,181,103	1,088,640

Total stock-based compensation expense	$4,815,693	$1,604,922	$1,760,165

        Based on basic and diluted weighted average common shares outstanding of 14,217,388, 8,309,420 and 8,278,500, the effect of stock-based compensation expense recorded for the years ended December 31, 2008, 2007 and 2006 had a $0.34 per share, $0.19 per share and $0.21 per share negative impact on basic and diluted net loss per common share, respectively.

        During the quarter ended March 31, 2008, the Company entered into an Option Cancellation Agreement concurrent with a Stock Option Grant Agreement with Celldex Research employees. The Option Cancellation Agreement provided for the cancellation of all previously granted options under the Celldex Research 2005 Plan while the Stock Option Grant Agreement provided for the re-grant of stock options pursuant to the Option Cancellation Agreement. In addition, at the consumption of the Merger, all options to purchase former Celldex Research common stock then outstanding under the Celldex Research 2005 Plan were assumed by the Company and converted into options to purchase shares of the Company's common stock. The number of shares subject to the outstanding awards and related exercise price was proportionately adjusted by the same exchange ratio as former Celldex Research shareholders received in accordance with the provisions of the Celldex Research 2005 Plan.

        The Company considered both the re-grant of stock options and exchange of Celldex Research options into options to acquire shares of the Company's common stock as a modification under the provisions of SFAS No. 123(R). The modification affected a total of 15 employees, including members of the Celldex Research board of directors. The total incremental compensation cost resulting from the modifications amounted to approximately $2.6 million, of which $0.9 million was related to vested awards and was recognized immediately as stock based compensation in the quarter ended March 31, 2008.

        In accordance with Dr. Ryan's Severance Agreement (which is discussed further in Note 16), the Company granted Dr. Ryan fully vested stock options for 153,125 shares as of July 16, 2008, the effective date of the Severance Agreement, and recorded $1.3 million of stock-based compensation in general and administrative expense during the quarter ended September 30, 2008.

        As of December 31, 2008, total compensation cost related to non-vested employee and non-employee director stock options not yet recognized was approximately $3.2 million, net of estimated forfeitures, which is expected to be recognized as expense over a weighted average period of 2.01 years. The total fair value of employee and non-employee director stock options vested, including

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(3) STOCK-BASED COMPENSATION (Continued)

the incremental fair value for options vested that were modified, during the twelve months ended December 31, 2008 was $2,785,995.

        The fair values of employee and non-employee director stock options granted during the years ended December 31, 2008, 2007 and 2006 were valued using the Black-Scholes model with the following assumptions:

	Year Ended December 31, 2008	Year Ended December 31, 2007(1)	Year Ended December 31, 2006(1)
Expected stock price volatility (employees)	55 - 67%	79.57%	67.1%
Expected stock price volatility (non-employee directors)	57 - 67%	79.5%	67.1%
Expected option term (employees)	3 - 6.25 Years	5 Years	5.2 Years
Expected option term (non-employee directors)	4 - 6 Years	5 Years	5.2 Years
Risk-free interest rate	1.75 - 3.27%	3.85%	4.52%
Expected dividend yield	None	None	None

(1)
The assumptions for 2007 and 2006 were used by Celldex Research to calculate fair values of stock option grants.

        In 2008, the Company used its daily historical stock price volatility consistent with the expected term of grant as the basis for its expected volatility assumption in accordance with SFAS No. 123(R) and SAB 107 for its employee and non-employee director stock options and employee stock purchases. The Company has concluded that its historical volatility is representative of expected future stock price trends. The expected volatility used by Celldex Research in 2007 and 2006 was based on the average volatility of a group of companies that Celldex Research believed would be considered a peer group had it been a publicly-held company.

        The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company's employee and non-employee director stock options and employee stock purchases. The dividend yield assumption is based on the Company's history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future.

        The expected term of employee and non-employee director stock options represents the weighted-average period the stock options are expected to remain outstanding. SAB 110 provides for a simplified method for estimating expected term for "plain-vanilla" options. The simplified method is based on the vesting period and the contractual term for each grant or for each vesting tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. In December 2007, the Securities and Exchange Commission released SAB 110, which extended the use of the simplified method if a company met certain criteria. The Company has concluded that the Merger represents a significant structural change in its business and in the terms of its share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company has elected to follow the guidance of SAB 110 and has adopted the simplified method in determining expected term for all of its

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(3) STOCK-BASED COMPENSATION (Continued)

stock option awards. There were 205,703 stock options granted to non-employee directors during the year ended December 31, 2008.

        Forfeitures were estimated based on historical experience by applying an eleven and zero percent forfeiture rate to employee and non-employee director stock option awards granted during the years ended December 31, 2008, respectively.

        The Company has not recognized any tax benefits or deductions related to the tax effects of employee stock-based compensation as the Company carries a full deferred tax asset valuation allowance and has significant net operating loss carryforwards available.

(4) RETIREMENT SAVINGS PLAN

        The Company's 401(k) Plan (the "401(k) Plan") is intended to be a tax-qualified plan covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 15% of their compensation, or the statutory prescribed limits. The Company may make 50% matching contributions on up to 4% of a participant's annual salary. Benefit expense for the 401(k) Plan was approximately $74,269, $39,899 and $21,133 for the years ended December 31, 2008, 2007 and 2006, respectively.

(5) PROPERTY AND EQUIPMENT

        Property and equipment include the following:

	December 31, 2008	December 31, 2007
Laboratory Equipment	$2,448,848	$1,551,896
Manufacturing Equipment	1,507,806	—
Office Furniture and Equipment	1,085,549	405,581
Leasehold Improvements	12,564,529	2,046,663
Construction in Progress	70,796	—

Total Property and Equipment	17,677,528	4,004,140
Less Accumulated Depreciation and Amortization	(4,110,348)	(2,086,104)

	$13,567,180	$1,918,036

        A portion of the purchase price in the Merger totaling $15,170,702 has been allocated and recorded to acquired property and equipment above and was then reduced by approximately $2,606,649 of negative goodwill.

        As a result of the Merger, the Company has converted its Fall River manufacturing facility to provide mammalian cell culture production capabilities and classified certain manufacturing-related equipment having a fair value of $451,100 as long-lived assets to be disposed of by sale. The fair value was established based on quoted market prices by an equipment re-seller less estimated costs to remove and sell the equipment. During the year ended December 31, 2008, the Company sold six of seven and wrote off one of the long-lived assets held-for-sale for $460,494 and recorded a gain of $9,394 on disposal of assets. During the year ended December 31, 2008, the Company disposed, by sale or

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(5) PROPERTY AND EQUIPMENT (Continued)

abandonment, assets and assets held-for-sale having a net book value of $646,472 and recorded a net loss of $33,795 to research and development expense.

        Depreciation expense related to equipment and leasehold improvements was $2,176,427, $710,156 and $769,520 for the years ended December 31, 2008, 2007 and 2006, respectively.

        In December 2006, in connection with the assignment of the Company's United Kingdom lease (see Note 16) to a third party, the Company sold certain leasehold improvements, laboratory equipment, and furniture and fixtures for $2,207,854. As a result, the Company recorded a gain on sale of fixed assets in its consolidated statement of operations of $136,161 for the year ended December 31, 2006.

(6) INTANGIBLE AND OTHER ASSETS

        Intangible assets include the following:

	December 31, 2008				December 31, 2007
	Estimated Lives	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Intangible Assets:
Core Technology	4.5 - 11 years	$2,193,249	$(530,778)	$1,662,471	$1,296,000	$(263,097)	$1,032,903
Strategic Partner Agreement	8 years	629,499	(65,038)	564,461	—	—	—
Asset Held for Sale—Developed Technology	8 years	273,796	(28,288)	245,508	—	—	—

Total Intangible Assets		$3,096,544	$(624,104)	$2,472,440	$1,296,000	$(263,097)	$1,032,903

        On March 7, 2008, the Merger was completed. Under the purchase method of accounting, the Company determined the identifiable intangible assets acquired based upon the respective fair values of certain technology and intellectual property acquired and license agreement assumed. The Company has determined that these technologies had alternative future uses and will be incorporated into a number of the Company's vaccine programs. A portion of the purchase price in the transaction totaling $2,174,100 was allocated and recorded to acquired intangible assets above and then was reduced by approximately $373,556 of negative goodwill.

        At December 31, 2008, the Company classified the intangible asset—"developed technology"—as a long-lived asset to be disposed of by sale due to the Company's negotiations with LAHI at year-end and the subsequent sale of the Megan poultry vaccines business related to the developed technology intangible asset to LAHI in January 2009.

        All of the Company's intangible assets are amortized over their estimated useful lives. Total amortization expense for intangible assets was $361,006, $116,932 and $116,932 for the years ended December 31, 2008, 2007 and 2006, respectively.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(6) INTANGIBLE AND OTHER ASSETS (Continued)

        The estimated future amortization expense of intangible assets as of December 31, 2008 and the five succeeding years and thereafter is as follows:

Year ending December 31,	Estimated Amortization Expense
2009	$381,236
2010	381,236
2011	381,236
2012	305,653
2013	230,071
2014 and thereafter	547,500

        At December 31, 2008, the balance of other assets includes the net unamortized balance of $6,413,515 of sublicense income royalty fees paid to Duke and TJU in connection with the Pfizer Agreement. As more fully discussed in Note 10, the Company is recognizing the $40 million upfront license fee received from Pfizer on a straight-line basis over the Company's estimated period of performance of 9.5 years. The Company paid these two research universities a total of $6,865,173 in sublicense income royalty fees directly related to the Pfizer Agreement. The sublicense income royalty fees have been deferred and are being amortized to royalty expense over the same 9.5-year performance period at the rate of $180,663 per quarter.

(7) ACCRUED EXPENSES

        Accrued expenses are comprised of amounts owed to employees, vendors, and suppliers for work performed on behalf of us. The Company evaluates the accrued expense balance related to these activities based upon information received from the supplier and estimated progress toward completion of objectives to ensure that the balance is appropriately stated. Such estimates are subject to changes as additional information becomes available. Accrued expenses include the following:

	December 31, 2008	December 31, 2007
Accrued License Fees	$672,507	$—
Accrued Payroll and Employee Benefits	1,953,336	511,038
Accrued Clinical Trials	119,523	424,916
Accrued Manufacturing Expenses	—	97,738
Accrued Professional Fees	432,010	407,212
Accrued Restructuring Expenses	—	1,011,732
Other Accrued Expenses	663,783	66,783

	$3,841,159	$2,519,419

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(8) INCOME TAXES

        During the first quarter of 2008 the Company underwent a merger in which Celldex Therapeutics, Inc. (then AVANT) and Celldex Research became a combined group for tax reporting purposes. The merger was treated as a purchase under SFAS 141 with Celldex Research being the accounting acquirer. Together they form a combined group and report income taxes as such with Celldex as the parent company and Celldex Research as the subsidiary. As a result of this merger, all of the prior tax attributes of both Celldex and Celldex Research will carry forward for potential future use subject to potential limitations. These tax attributes are included in the Company's income tax provision.

	Year Ended December 31,
	2008	2007	2006
Income tax benefit (provision):
Federal	$10,198,100	$4,544,800	$2,899,100
State	6,958,100	711,000	512,600
Foreign	193,000	844,500	2,602,000

	17,349,200	6,100,300	6,013,700
Deferred tax valuation allowance	(17,349,200)	(6,100,300)	(6,013,700)

	$—	$—	$—

        A reconciliation between the amount of reported income tax and the amount computed using the U.S. Statutory rate of 34% follows:

	2008	2007	2006
Pre-tax book income (loss)	$(47,500,572)	$(15,073,050)	$(17,835,262)

Loss at Statutory Rates	(16,108,800)	(4,943,800)	(5,506,600)
Research and Development Credits	(1,325,000)	(306,000)	(276,000)
State Taxes	(6,958,100)	(711,100)	(512,600)
Other	85,300	(139,400)	281,500
In-Process R&D	6,957,400	—	—
Expiration of Net Operating Losses and Research & Development Tax Credits	(7,830,000)	—	—
Change in Valuation Allowance	25,179,200	6,100,300	6,013,700

	$—	$—	$—

        Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(8) INCOME TAXES (Continued)

        The principal components of the deferred tax assets and liabilities at December 31, 2008 and 2007, respectively, are as follows:

	December 31, 2008	December 31, 2007
Gross Deferred Tax Assets
Net Operating Loss Carryforwards	$94,406,000	$20,960,000
Tax Credit Carryforwards	15,026,000	1,347,000
Deferred Expenses	16,835,000	2,267,000
Stock-based Compensation	2,049,000	1,148,000
Fixed Assets	1,458,000	571,000
Accrued Expenses and Other	474,000	324,000
Deferred Revenue	2,094,000	477,000

	132,342,000	27,094,000
Gross Deferred Tax Liabilities
Acquired Intangibles	(101,000)	—
Deferred Tax Assets Valuation Allowance	(132,241,000)	(27,094,000)

Net Deferred Tax Asset (Liability)	$—	$—

        As of December 31, 2008, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $227,164,000 and $82,685,000, respectively, and federal and state research and development ("R&D") credit carryforwards of approximately $10,425,000 and $6,972,000, respectively. The federal and state net operating loss and R&D credit carryforwards relate primarily to the acquisition of AVANT in the first quarter of 2008. The Company also has a wholly owned subsidiary with net operating losses of approximately $34,416,000. These losses and credits, which expire at various dates starting in 2009 and going through 2028, may be available to offset future federal, state and foreign income tax liabilities. Utilization of the NOL and R&D credit carryforwards may be subject to substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, the Company has raised capital and completed acquisitions through the issuance of capital stock on several occasions which may have resulted in one or more changes of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.

        The Company has not currently completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our formation, due to the significant complexity and related costs associated with such study. If the Company has experienced a change of control at any time since its formation, utilization of its NOL or tax credit carryforwards

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(8) INCOME TAXES (Continued)

would be subject to an annual limitation under Section 382. Further, until a study is completed and any limitations known, no amounts are being presented as an uncertain tax position under FIN 48.

        In addition to uncertainties surrounding the use of NOL carryforwards in a change of control, the Company has identified orphan drug and research and development credits as material components of its deferred tax asset. The uncertainties in these components arise from judgments in the allocation of costs utilized to calculate these credits. The Company has not conducted studies to analyze these credits to substantiate the amounts due to the significant complexity and cost associated with such study. Any limitation may result in expiration of a portion of the NOL or tax credits carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

        Massachusetts, New Jersey and Missouri are the three states in which the Company primarily operates or has operated and has income tax nexus. Open federal and state return years subject to examination by major tax jurisdictions include the tax years ended December 31, 2005, 2006 and 2007. Carryforward attributes that were generated prior to 2005 may still be adjusted upon examination by the Internal Revenue Service if they either have been or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

        On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 ("FIN 48"). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. As a result of the implementation of FIN 48, Celldex recognized no material adjustment in the liability for unrecognized income tax benefits. As a result of the adoption of FIN 48 there is no material impact of unrecognized income tax benefits.

        The Company's policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. There have been no interest or penalties recognized in the consolidated statement of operations and on the consolidated balance sheet as a result of FIN 48 calculations. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

        As required by Statement of Financial Accounting Standards No. 109, management has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized R&D expenditures and R&D tax credit carryforwards. Management has determined that it is more likely than not that Celldex will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $132,241,000 has been established at December 31, 2008. The net increase in the valuation allowance for 2008 is primarily due to the acquisition of AVANT.

(9) STOCKHOLDERS' EQUITY

  (A) Public and Private Stock Offerings

        The Company has a shelf registration statement filed with the Securities and Exchange Commission to register for sale any combination of securities described in the filing up to a dollar

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(9) STOCKHOLDERS' EQUITY (Continued)

amount of $40 million. At December 31, 2008, no securities had been sold by the Company from this shelf registration.

  (B) Convertible Preferred Stock

        At December 31, 2008, the Company had authorized preferred stock comprised of 96,925 shares of convertible Class B and 3,000,000 shares of convertible Class C of which 350,000 shares has been designated as Class C-1 Junior Participating Cumulative, the terms of which are to be determined by our Board of Directors. There was no preferred stock outstanding at December 31, 2008.

  (C) Shareholder Rights Plan

        The Company's Board has adopted a Shareholder Rights Plan, as set forth in the Shareholder Rights Agreement between the Company and Computer Investor Services, LLC (formerly EquiServe Trust Company, N.A.), as Rights Agent (the "Rights Agreement"). Pursuant to the terms of the Rights Agreement, the Board declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of the Company's common stock. These rights, which expire in November 2014, entitle their holders to purchase from the Company one ten-thousandth of a share (a "Unit") of Series C-1 Junior Participating Cumulative Preferred Stock, par value $0.01 per share, ("C-1 Preferred Stock") at a cash exercise price of $35.00 per Unit, subject to adjustment. The rights will trade separately from the common stock and will become exercisable only when a person or group has acquired 15% or more of the outstanding common stock or upon the commencement by a person or group of a tender offer that would result in such person or group acquiring 15% or more of the outstanding common stock other than as a result of repurchases of stock by the Company or certain inadvertent actions by a shareholder. In the event a person or group acquires 15% or more of the outstanding common stock each holder of a right (except for any such person or group) would be entitled to receive upon exercise sufficient Units of C-1 Preferred Stock to equal a value of two times the exercise price of the purchase right. In the event the Company is acquired in a merger or other business combination transaction or if 50% or more of the Company's assets or earning power is sold, each holder of a right (except for any such person or group described above) would receive upon exercise common stock of the acquiring company with a value equal to two times the exercise price of the right.

        As of December 31, 2008, the Company has authorized the issuance of 350,000 shares of C-1 Preferred Stock for use in connection with the shareholder rights plan.

  (D) Merger with Celldex

        At the special meeting of the Company's shareholders held on March 6, 2008 in connection with the Merger (as described in Note 1), stockholders approved four proposals: (i) the issuance of shares of the Company's common stock pursuant to the Merger Agreement in the amount necessary to result in the former Celldex Research stockholders owning 58% of the Company's common stock on a fully diluted basis, (ii) an amendment to the Company's Third Restated Certificate of Incorporation to increase the number of authorized shares to 300,000,000, (iii) an amendment to the Company's Third Restated Certificate of Incorporation to effect a reverse stock split in a ratio ranging from one-for-twelve to one-for-twenty of all the issued and outstanding shares of the Company's common

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(9) STOCKHOLDERS' EQUITY (Continued)

stock, the final ratio to be determined within the discretion of the Company's board of directors and (iv) adoption of the 2008 Stock Option and Incentive Plan.

        The Company's board of directors approved a 1-for-12 reverse stock split of its common stock, which became effective on, March 7, 2008. As a result of the reverse stock split, each twelve shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 180 million shares (including the shares issued to former Celldex Research stockholders in the merger) to approximately 15 million shares.

        Also, pursuant to the terms of the Merger Agreement, former Celldex Research shareholders received 4.96 shares of common stock in exchange for each share of Celldex common stock and Class A common stock they own. The Company's stockholders retained 42% of, and the former Celldex Research stockholders owned 58% of, the outstanding shares of the Company's common stock on a fully-diluted basis. The Company also assumed all of Celldex Research's stock options outstanding at the time of the Merger.

(10) PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS

        Our revenue from product development and licensing agreements was received pursuant to contracts and arrangements with different organizations. Total revenue recognized by us in connection with these contracts for the years ended December 31, 2008, 2007 and 2006 were $7,455,507, $1,405,592 and $899,184, respectively. A summary of these contracts follows:

  (A)    GlaxoSmithKline plc ("Glaxo") and Paul Royalty Fund II, L.P. ("PRF")

        In 1997, the Company entered into an agreement with Glaxo to collaborate on the development and commercialization of the Company's oral rotavirus strain and Glaxo assumed responsibility for all subsequent clinical trials and all other development activities. The Company's licensed-in the rotavirus strain that was used to develop Glaxo's Rotarix® rotavirus vaccine in 1995 and owes a license fee of 30% to Cincinnati Children's Hospital Medical Center ("CCH") on net royalties received from Glaxo. The Company is obligated to maintain a license with CCH with respect to the Glaxo agreement. All licensing fees are included in research and development expense. The term of the Glaxo agreement is through the expiration of the last of the relevant patents covered by the agreement, although Glaxo may terminate the agreement upon 90 days prior written notice.

        In May 2005, the Company entered into an agreement whereby an affiliate of PRF purchased an interest in the net royalties the Company will receive on worldwide sales of Rotarix®. Under the PRF agreement, the Company will retain 50% of future Glaxo milestone payments beginning on the effective date of the agreement with PRF, with 70% of the remaining balance payable to PRF and 30% of the remaining balance payable to CCH, respectively. The Company's retained interests in Rotarix® net royalties which were not sold to PRF are recorded as product royalty revenue and a corresponding amount that is payable to CCH is recorded as royalty expense, which is included in research and development expense. For the year ended December 31, 2008, the Company recognized revenue of $3,259,565, including $225,000 related to the GSK milestone payment discussed below, related to its retained interests in Rotarix®, respectively, which is payable to CCH.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(10) PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS (Continued)

        On April 3, 2008, Rotarix® received FDA market approval for the prevention of rotavirus gastroenteritis in infants, which triggered a $1.5 million milestone payment to the Company from Glaxo, $750,000 of which the Company has retained under its agreement with PRF. In connection with the Company's purchase accounting for the Merger, the present value of the Company's retained amount, or $742,300, had been recorded as a current asset as of March 31, 2008. During the quarter ended June 30, 2008, the Company also recorded $225,000 in revenue and an offsetting amount in royalty expense for the payable due to CCH for its portion of the Glaxo milestone. The market launch of Rotarix® by Glaxo in the U.S. market during the quarter ended September 30, 2008 resulted in a $10 million milestone payment to the Company from PRF, which the Company received on October 1, 2008. As of March 31, 2008, the Company recorded the expected present value of the $10 million milestone payment due from PRF of $9,053,200, the purchase accounting value assigned to the PRF milestone payment at the time of the Merger. During the quarter ended September 30, 2008, the Company recognized the balance of $946,800 as other income in the consolidated statement of operations. The Company has received $60 million in total milestone payments under the PRF agreement. No additional milestone payments are due from PRF under the agreement.

        Royalty rates on Rotarix® escalate from 7% to 10% based on net product sales in countries that have valid patent protection. These royalty rates are discounted by 30% for "non-patent" countries (primarily international markets). In September 2006, the Company received notice from Glaxo that Glaxo would begin paying royalties on sales of Rotarix® vaccine at the lower of the two royalty rates under their 1997 license agreement. Glaxo's decision to pay the lower royalty rate (which is 70% of the full rate) is based upon Glaxo's assertion that Rotarix® is not covered by the patents Glaxo licensed from the Company in Australia and certain European countries. If Glaxo's position stands, the royalties to which PRF is entitled will no longer be limited by a $27.5 million annual threshold, which the Company projected may have been reached in later years as sales of Rotarix® increased. Irrespective of Glaxo's position, the Company will still retain approximately 65% of the royalties on worldwide sales of Rotarix® once PRF receives 2.45 times the aggregate cash payments of $60 million it made to Celldex, though the potential amount of such residual royalties will be lower if Glaxo's position stands.

  (B)    Glaxo and Corixa Corporation ("Corixa")

        On December 21, 2005, Corixa, a wholly-owned subsidiary of Glaxo, and Celldex Ltd (formerly Lorantis), entered into a termination agreement of their collaboration of CDX-2101, or HepVax, for the development of a therapeutic vaccine for Hepatitis B (the "Termination Agreement"). Under the terms of the Termination Agreement, Glaxo paid the Company the sum of approximately $1,632,000. In addition, and subject to the terms and conditions of the Termination Agreement, Glaxo granted to the Company a worldwide, fully paid up, royalty-free, perpetual, nonexclusive license under the Corixa Patent Rights, Corixa Know-How Rights and Corixa Licensed Technology (each as defined in the Termination Agreement): (a) to use RC-529SE in products being developed and/or commercialized by Celldex Ltd or its Permitted Sublicensees in the Lorantis Field; and (b) to make or have made RC-529SE using RC-529 adjuvant for the limited use permitted by the license granted to reformulate Corixa's proprietary adjuvant.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(10) PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS (Continued)

        The Company has concluded that because the original collaboration between Corixa and Lorantis contained multiple deliverables, EITF 00-21 applies. For the years ended December 31, 2008, 2007 and 2006, the Company recognized $466,156 of revenue under the Termination Agreement.

  (C)    Pfizer Inc ("Pfizer")

    (1) Pfizer License and Development Agreement

        On April 16, 2008, the Company and Pfizer entered into a License and Development Agreement (the "Pfizer Agreement") under which Pfizer was granted an exclusive worldwide license to a therapeutic cancer vaccine candidate, CDX-110, in Phase 2 development for the treatment of glioblastoma multiforme. The Pfizer Agreement also gives Pfizer exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the Pfizer Agreement, Pfizer made an upfront payment to the Company of $40 million and made a $10 million equity investment in the Company. Pfizer will fund all development costs for these programs. The Company is also eligible to receive potential milestone payments exceeding $390 million for the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products, as well as royalties on any product sales. The Pfizer Agreement became effective after clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) on May 19, 2008.

        On May 27, 2008, the Company received $10 million from Pfizer in exchange for 781,250 shares of the Company's common stock having a fair value of $10,867,188, or $13.91 per share, on that date. The $867,188 over the amount received from Pfizer was recorded as a reduction to deferred revenue of the $40 million upfront payment received from Pfizer on June 18, 2008.

        The Company has applied the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21 ("EITF 00-21"), Accounting for Revenue Arrangements with Multiple Deliverables, and determined that its performance obligations under this collaboration should be accounted for as a single unit of accounting. The Company's deliverables under this collaboration primarily include an exclusive license to its CDX-110 product candidate and its EGFRvIII technologies, research and development services as required under the collaboration and participation in the joint clinical development committee. The Company has estimated that its performance period under the collaboration will be 9.5 years based on an assessment of the period over which the Company will have met its performance obligations under the collaboration. Revenue, including research and development reimbursements, is being recognized on a straight-line basis over this period using the Contingency Adjusted Performance Model ("CAPM"). The $40,000,000 up-front payment was recorded as deferred revenue and this amount, less the $867,188 in excess fair value for the Company's common stock discussed above, is being amortized over the 9.5-year performance period at a rate of $1,029,810 per quarter.

        The agreement also provides for reimbursement by Pfizer of all costs incurred by the Company in connection with the collaboration since the effective date. The Company invoices Pfizer monthly for its reimbursable costs and records the invoiced amount as deferred revenue. These deferred revenue amounts are amortized to revenue over the expected 9.5-year performance period on a straight-line basis using the CAPM model. For the year ended December 31, 2008, the Company had incurred and invoiced Pfizer $4,856,735 in reimbursable costs related to the Pfizer collaboration.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(10) PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS (Continued)

        For the year ended December 31, 2008, the Company recorded revenue under this collaboration of $2,870,359 which is included in Product Development and Licensing Agreements Revenue. Of this amount, $2,551,639 was attributed to the amortization of the $40 million upfront payment and $318,720 was attributed to the $4,856,735 reimbursable costs incurred by the Company for which Pfizer is obligated to reimburse the Company.

        In connection with the initial deliverables under the Pfizer Agreement as discussed further in Note 11, the Company has paid a sublicense fee of $2,365,174 to each of two research universities, Duke University ("Duke") and Thomas Jefferson University ("TJU"), and paid TJU an additional license fee of $500,000. The Company paid an additional sublicense fee to TJU of $1,634,826 in October 2008. The Company has capitalized a total of $6,865,173 of deferred costs in the "Other Assets" line item in the consolidated balance sheet. These deferred costs are being amortized over the 9.5-year performance period at a rate of $180,663 per quarter. The Company has recognized $451,657 of these costs as royalty expense during the year ended December 31, 2008. The unamortized balance of deferred costs at December 31, 2008 was $6,413,516.

    (2) Pfizer Animal Health Agreement

        The Company entered into a licensing agreement in December 2000 with Pfizer's Animal Health Division whereby Pfizer has licensed Megan's technology for the development of animal health and food safety vaccines. Under the agreement, the Company may receive additional milestone payments of up to $3 million based upon attainment of specified milestones. The Company may receive royalty payments on eventual product sales. The term of this agreement is through the expiration of the last of the patents covered by the agreement. The Company has no obligation to incur any research and development costs in connection with this agreement.

        As of June 1, 2006, the Company entered into a Collaborative Research and Development Agreement with Pfizer aimed at the discovery and development of vaccines to protect animals. In 2007, further funded work at the Company on the joint research program was terminated by Pfizer after the Company provided two of four deliverables to Pfizer.

  (D)    Rockefeller University ("Rockefeller") and Gates Grand Challenge Award

        The Company is developing a vaccine, CDX-2401, aimed at providing protection from infection with HIV, the virus known to cause AIDS. This program is in a Bill & Melinda Gates Foundation funded partnership with collaborators at Rockefeller and the Aaron Diamond AIDS Research Center, who have shown in model systems that protective immunity can be induced with such a vaccine. Preclinical studies and manufacturing development are in progress and payments to the Company are made on a time and materials basis. For the years ended December 31, 2008, 2007 and 2006, the Company recognized grant revenue from Rockefeller of $428,569, $829,610 and $252,457, respectively.

(11) RESEARCH COLLABORATION AND LICENSING AGREEMENTS

        Celldex has entered into licensing agreements with several universities and research organizations. Under the terms of these agreements, we have received licenses or options to license technology, specified patents or patent applications. Celldex has expensed nonrefundable license fees of

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(11) RESEARCH COLLABORATION AND LICENSING AGREEMENTS (Continued)

approximately $752,642, $220,000 and $325,000 in the years ended December 31, 2008, 2007 and 2006, respectively.

  (A)    Medarex, Inc.

        The Company and Medarex have entered into an Assignment and License Agreement that provides for the assignment of certain patent and other intellectual property rights and a license to certain Medarex technology and a Research and Commercialization Agreement which provides the Company with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens. Under these agreements with Medarex, Celldex may be obligated to pay license fees, milestone payments and royalties relating to the development and regulatory approval of certain of its technologies.

        Under the terms of the Research and Commercialization Agreement with Medarex, Celldex will be required to pay Medarex license fees to obtain commercial licenses for antibodies arising from research licenses granted by Medarex. Celldex will also be required to pay Medarex milestone payments with respect to the development of any products containing such licensed antibodies. These fees and milestones may total up to $7 to $10 million per licensed antibody if a product containing such licensed antibody receives approval from the FDA and/or equivalent foreign agencies. None of Celldex's product candidates currently under development trigger such milestone payments. In general, potential milestone payments for Celldex's antibody product candidates may or may not be triggered and may vary in size depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product candidate include:

  •
  submission of investigational new drug application(s) or foreign equivalents;

  •
  commencement of Phase 1, Phase 2 and/or Phase 3 clinical trials or foreign equivalents;

  •
  submission of biologic license application(s) or foreign equivalents; and

  •
  receipt of marketing approval(s) to sell products in a particular country or region.

        In addition, Celldex will be required to pay royalties on any sales of products containing licensed antibodies. The royalties will be payable on a country-by-country and product-by-product basis until the date which is the later of: (i) the expiration of the last-to-expire of the Medarex patents covering the product in such country or (ii) the tenth anniversary of the first commercial sale of a product in such country. Celldex will also be responsible for the payment of any royalties, license fees and milestone and other payments due to third parties if Celldex licenses any additional technology in order to commercialize such products.

        To date, Celldex has not made any royalty payments on sales of any products and believes it is at least a number of years away from selling any products that would require Celldex to make any such royalty payments. Whether Celldex will be obligated to make milestone or royalty payments in the future is subject to the success of Celldex's product development efforts and, accordingly, is inherently uncertain.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(11) RESEARCH COLLABORATION AND LICENSING AGREEMENTS (Continued)

  (B)    Rockefeller University

        On November 1, 2005, the Company and Rockefeller University ("Rockefeller") entered into a license agreement for the exclusive worldwide rights to human DEC-205 receptor, with the right to sublicense the technology. The license grant is exclusive except that Rockefeller may use and permit other nonprofit organizations to use the human DEC-205 receptor patent rights for educational and research purposes. In addition, the Company acknowledges that Rockefeller has granted Howard Hughes Medical Institute ("HHMI") a paid-up, nonexclusive, irrevocable license to use the patent rights, biological materials, and technical information for HHMI's research purposes, but with no right to sublicense. The Company may also be required to pay royalties on any product sales. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date which is the later of (i) the expiration of the last to expire of the patents covering the licensed product in such country or (ii) ten years following the first commercial sale of a licensed product in such country.

        The Company may be required to pay license fees and milestone payments to Rockefeller with respect to development of the human DEC-205 receptor. These fees and milestones may total up to $2 million to $4 million per product candidate that receives approval from the FDA and equivalent foreign agencies.

  (C)    Duke University Brain Tumor Cancer Center

        On September 1, 2006, the Company and Duke University Brain Tumor Cancer Center of Duke University ("Duke") entered into a license agreement that gave the Company access and reference to the clinical data generated by Duke and its collaborators in order for the Company to generate its own filing with the FDA relating to its CDX-110 product.

        In exchange for referencing all the Duke data, the Company paid Duke a one-time upfront payment of $175,000 and issued to Duke 100,000 shares of the Company's common stock, which the Company recorded in 2006 as a licensing expense in research and development. The estimated aggregate fair value of the common shares issued was $330,000.

        The Company may be required to pay license fees and milestone payments to Duke with respect to development of the CDX-110 product. These fees and milestones may total up to $1.2 million if CDX-110 receives approval from the FDA and equivalent foreign agencies. The Company may also be required to pay royalties upon approval of CDX-110. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

        In connection with the Pfizer Agreement discussed in Note 10, the Company determined that $2,365,174 was payable to Duke as a sublicense fee. As agreed by Duke, at the Company's option, 50% of this amount was paid to Duke in the form of 81,512 shares of the Company's common stock in October 2008.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(11) RESEARCH COLLABORATION AND LICENSING AGREEMENTS (Continued)

  (D)    Ludwig Institute for Cancer Research

        On October 20, 2006, the Company and Ludwig Institute for Cancer Research ("Ludwig") entered into an agreement for the nonexclusive rights to six cancer tumor targets for use in combination with the Company's APC Targeting Technology. The term of the agreement is for ten years. As consideration for the nonexclusive license, the Company agreed to pay an annual license fee of $7,500 and $2,500 for each full-length antigen and partial-length antigen, respectively, until such antigens enter a randomized Phase 1 clinical trial.

        As additional consideration for the nonexclusive license, the Company may be required to pay license fees and milestone payments to Ludwig for the use of the cancer targets in combination with the Company's technology. The fees and milestones may total up to $1.5 million to $2.5 million on a product candidate that receives approval from the FDA and equivalent foreign agencies. The Company may also be required to pay royalties upon approval of any product candidate. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

  (E)    Thomas Jefferson University

        In February 2003, the Company entered into three exclusive license agreements with Thomas Jefferson University ("TJU"). Under the license agreements, TJU has granted a worldwide fee-and royalty-bearing exclusive license. Under these licenses, the Company will be obligated to pay TJU milestone payments which may total up to $3 million for the first licensed product developed during the term of the license agreements, an annual license fee of $45,000, patent and other expenses associated with licenses, as well as royalties on net sales of licensed products during the term of the license agreements. The Company also issued 100,000 shares of its common stock to TJU. In the event that TJU provides notice of default and the default is not cured within 60 days of such notice, TJU may terminate the license agreements. In connection with the Pfizer Agreement, the Company amended its licenses with TJU to add additional sublicensing rights and made a $500,000 one-time license payment to TJU in June 2008.

        As discussed in Note 10, the Company paid a sublicense fee of $2,365,174 to TJU during the quarter ended September 30, 2008 and paid an additional sublicense fee of $1,634,826 to TJU in October 2008.

  (F)    Select Vaccines Limited ("Select Vaccines")

        In February 2007, the Company entered into a research and development partnership with Select Vaccines, a public Australian biotechnology company, focused on the use of Select Vaccines' virus-like particles ("VLPs") as a platform technology for the development of viral vaccines. Under the terms of the agreement, the Company made an upfront equity investment of $735,000 in Select Vaccines and agreed to fund influenza vaccine research and development for two years, as well as provide payments to Select Vaccines for the achievement of specific preclinical and clinical development milestones. On November 1, 2007, the Company notified Select Vaccines that, effective December 31, 2007, the Company was exercising its rights to terminate its Collaboration and License Agreement with Select Vaccines for strategic reasons.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(11) RESEARCH COLLABORATION AND LICENSING AGREEMENTS (Continued)

        In August 2008, the Company sold its equity investment in Select Vaccine shares for net proceeds of $250,882 and recorded a loss of $297,129. The Company had classified its equity investment in Select Vaccine shares as available-for-sale securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, ("FAS 115").

  (G)    3M Company ("3M Company")

        On June 11, 2008, the Company and 3M Company entered into a license agreement for the exclusive worldwide rights to access 3M Company's proprietary Immune Response Modifier Resiquimod™ (and additional Toll-Like Receptor 7/8 agonists ("TLR")) for clinical study with Celldex's proprietary APC Targeting Technology, for use as vaccine adjuvants, with the right to sublicense the technology.

        The Company paid 3M Company a one-time upfront license fee which was charged to research and development expense in the quarter ended June 30, 2008. The Company may be required to pay annual license fees and milestone payments to 3M Company with respect to development of Resiquimod™. The Company may also be required to pay royalties upon approval of any product candidate. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

  (H)    University of Southampton ("Southampton")

        In November 2008, the Company entered into an Exclusive Patent and Know-How License Agreement with the University of Southampton, UK, to develop human antibodies towards CD27, a potentially important target for immunotherapy of various cancers. CD27 is a critical molecule in the activation pathway of lymphocytes, is downstream from CD40, and may provide a novel way to regulate the immune responses. In pre-clinical models, antibodies to CD27 have been shown to mediate anti-tumor effects alone, and may be particularly effective in combination with the Company's other immunotherapies.

        The Company paid Southampton a one-time upfront license fee which was charged to research and development expense in the quarter ended December 31, 2008. The Company may be required to pay annual license fees and milestone payments to Southampton with respect to development of CD27. The Company may also be required to pay royalties upon approval of any product candidate. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date of the expiration of the last to expire of the patents covering the licensed product in such country.

(12) RELATED PARTY TRANSACTIONS

        Medarex is a major shareholder of Celldex, owning approximately 31.4% of the Company's outstanding common stock at December 31, 2008. The Company and Medarex have entered into the

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(12) RELATED PARTY TRANSACTIONS (Continued)

following agreements, each of which was approved by a majority of its independent directors who did not have an interest in the transaction. These agreements include:

  •
  An Assignment and License Agreement that provides for the assignment of certain patent and other intellectual property rights and a license to certain Medarex technology;

  •
  A Research and Commercialization Agreement that provides us with certain rights to obtain exclusive commercial licenses to proprietary monoclonal antibodies raised against certain antigens;

  •
  An Affiliation Agreement, which, among other things, details Medarex's obligation to elect independent directors to the Company's board of directors and contains certain restrictions, effective for a period of 36 months from April 6, 2004, on Medarex's ability to acquire additional shares of the Company's common stock and to sell shares of the Company's common stock;

  •
  A Master Services Agreement, that sets forth Medarex's agreement to provide us with certain services to be mutually agreed upon, which may include, among others, clinical and regulatory assistance.

        The Company may be required to pay license fees and milestone payments to Medarex with respect to any antibodies developed using its HuMab-Mouse technology. These fees and milestones may total up to $7 million to $10 million per antibody that receives approval from the FDA and equivalent foreign agencies.

        The Company may also be required to pay royalties on any product sales. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis until the date which is the later of (i) the expiration of the last to expire of the patents covering the licensed product in such country or (ii) ten years following the first commercial sale of a licensed product in such country.

        The Company and Medarex entered into a settlement and mutual release agreement on October 19, 2007, whereby the parties agreed to a settlement with respect to a disputed return of capital related to certain unsuccessful initial public offering costs that were funded by Medarex on behalf of the Company in prior years. The Company agreed to issue to Medarex 351,692 of the Company's shares equal in value to $3,038,617, based on the per share price of $8.64 set on the second trading day prior to the closing date of the Merger. Medarex has agreed to amend certain terms of the existing Research and Commercialization Agreement and Assignment and License Agreement. Both parties have agreed to mutual releases under the settlement and mutual release agreement.

        The Company has recorded a payable due Medarex of $2,957,248 at December 31, 2008.

(13) DEFERRED REVENUE

        At December 31, 2008, deferred revenue associated with the Pfizer Agreement represented $41,119,189 of the total current and long-term deferred revenue of $41,420,040 at that date. As more fully discussed in Note 10, Pfizer made a $40 million upfront license payment, made a $10 million equity investment and agreed to reimburse the Company monthly for all costs incurred in connection with the collaborative effort on CDX-110. Through December 31, 2008, the Company has incurred and

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(13) DEFERRED REVENUE (Continued)

invoiced Pfizer for reimbursable costs in the amount of $4,856,735. Under applicable accounting literature, the Company has determined that its performance obligations under the Pfizer Agreement should be accounted for as a single unit of accounting over an estimated 9.5-year period of expected performance by the Company under the Agreement. Accordingly, the $40 million upfront license payment, less $867,188 allocated to the fair value of Pfizer equity investment, and the $4,856,735 for reimbursable costs have been deferred and are being recognized as revenue over the 9.5-year period on a straight-line basis utilizing the Contingency Adjusted Performance Model.

        Expected future recognition of the deferred revenue balance at December 31, 2008 for each of the next five years and thereafter is as follows; 2009—$4,931,327, years 2010 through 2013 per year—$4,630,476, and thereafter—$17,966,809.

(14) OTHER LONG-TERM LIABILITIES

        Other long-term liabilities include the following:

	December 31, 2008	December 31, 2007
Deferred Rent	$301,171	$207,654
Loan Payable	686,254	—
Note Payable	300,291	—

Total	1,287,716	207,654

Less Current Portion
Deferred Rent	57,451	57,447
Loan Payable	49,954	—
Note Payable	111,054	—

	218,459	57,447

Long-Term Portion	$1,069,257	$150,207

        In December 2003, the Company entered into a Lease Agreement (the "Lease Agreement"), a Secured Promissory Note: Equipment Loan (the "Secured Promissory Note") and a Security Agreement with the Massachusetts Development Finance Agency ("MassDevelopment"), an economic development entity for the Commonwealth of Massachusetts, for the Company to occupy and build-out a manufacturing facility in Fall River, Massachusetts.

  (A)    Loan Payable

        Under the Lease Agreement, the Company received a Specialized Tenant Improvement Loan of $1,227,800 at an interest rate of 5.5% per annum to finance the build-out of its Fall River facility which was recorded as leasehold improvements. The Company is amortizing the leasehold improvements over the remaining expected lease term. Principal and interest payments on the loan are due monthly using an amortization period of 15 years.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(14) OTHER LONG-TERM LIABILITIES (Continued)

        In connection with the Merger, the Company recorded $722,683 as the fair value of the loan payable based on current market interest rates available to the Company for long-term liabilities with similar terms and maturities. At December 31, 2008, the Company has recorded a loan payable of $686,254 to MassDevelopment, of which $49,954 was classified as current and $636,300 as long-term. Based on current market interest rates available to Celldex for long-term liabilities with similar terms and maturities, the fair value of the loan payable is approximately $685,900 at December 31, 2008.

  (B)    Note Payable

        Under the Secured Promissory Note, the Company received $903,657 from MassDevelopment at an interest rate of 5.5% per annum to finance the purchases of manufacturing and laboratory equipment to be placed in its Fall River facility (the "Loan"). The Loan has a term of 84 months. The Loan is collateralized by all of the equipment purchased with the principal amount. The net book value of these collateralized assets at December 31, 2008 was $359,635.

        In connection with the Merger, the Company recorded $366,251 as the fair value of the note payable based on current market interest rates available to the Company for long-term liabilities with similar terms and maturities. At December 31, 2008, the balance of the note payable to MassDevelopment was $300,291, of which $111,054 was classified as current and $189,237 as long-term. Based on current market interest rates available to Celldex for long-term liabilities with similar terms and maturities, the fair value of the note payable is approximately $358,400 at December 31, 2008.

        The following table summarizes the Company's approximate contractual obligations to MassDevelopment with respect to the loan and note payable:

	Loan Payable			Note Payable
	Principal	Interest	Total	Principal	Interest	Total
2009	$50,000	$80,400	$130,400	$111,100	$66,100	$177,200
2010	51,500	74,300	125,800	144,000	33,200	177,200
2011	53,300	67,900	121,200	45,200	2,100	47,300
2012	55,200	61,500	116,700	—	—	—
2013	57,600	54,500	112,100	—	—	—
Thereafter	418,700	164,900	583,600	—	—	—

Total Obligation	$686,300	$503,500	$1,189,800	$300,300	$101,400	$401,700
Less: Current Portion	50,000			111,100
Total Long-Term Portion	$636,300			$189,200

(15) COMMITMENTS AND CONTINGENCIES

  (A)    Commitments for the Needham, Massachusetts Facility

        In November 2005, the Company entered into a lease amendment that extended its lease of laboratory and office space in Needham, Massachusetts through April, 2017 and reduced the Company's leased space to approximately 35,200 square feet. Under this lease amendment, the Company is obligated to pay an escalating base annual rent ranging from $879,700 to $1,161,200 during

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(15) COMMITMENTS AND CONTINGENCIES (Continued)

the remaining lease term. Aggregate rental payments including common area maintenance costs for the year ended December 31, 2008 for this facility was $1,437,040.

  (B)    Commitments for the Fall River, Massachusetts Facility

        In December 2003, the Company entered into a lease with MassDevelopment to occupy and build-out an 11,800 square foot manufacturing facility in Fall River, Massachusetts. The lease has an initial seven-year term that expires in December 2010 and two renewal options of five years each. Management has determined that it is reasonably assured that the Company will exercise one five-year renewal option. Therefore, the Company is amortizing leasehold improvements made to the Fall River facility over the remaining original lease term plus one five-year renewal term. In November 2005, December 2006 and October 2008, the Company amended the MassDevelopment lease to increase the rentable space to approximately 14,300, 16,200 and 21,000 square feet, respectively, at the Fall River facility. Aggregate rental payments including common area maintenance costs for the year ended December 31, 2008 for this facility was $390,664.

  (C)    Commitments for the Philipsburg, New Jersey Facility

        The Company leases approximately 20,000 square feet of office and laboratory space in Phillipsburg, New Jersey. The lease has an initial five-year term which expires in August 2011. Under the lease agreement, the Company is obligated to pay an annual rent of approximately $347,700 plus certain common area maintenance costs. Aggregate rental payments including common area maintenance costs for the years ended December 31, 2008 and 2007 for this facility were $370,652 and $347,652, respectively.

        As an incentive to enter into a lease agreement with the Phillipsburg landlord, the Company received four months of rent-free occupancy of the facility, and the Company is amortizing this over the original five-year term of the lease. In addition, the landlord provided the Company with an allowance on future rent payments towards tenant improvements that the Company made to the facility and that credit is included in deferred rent and is being amortized over the lease term. Construction of the tenant improvements was completed in August 2006.

        The Company entered into a letter of credit facility with a national U.S. financial institution for $177,000, which is collateralized by a security deposit for the leased facility in Phillipsburg, New Jersey. The total amount of the security deposit is recorded in Other Assets on the Company's consolidated balance sheets.

  (D)    Commitments to Licensors under Certain Intellectual Property License Agreements

        The Company has certain obligations to pay licensors based on payments received by the Company from its licensees. The Company believes that it has in the past, and is continuing to satisfy its payment obligations to its licensors based on the Company's interpretation of its license agreements with those licensors. If a licensor was to disagree with the calculation of payments made by the Company pursuant to the license agreements, then the Company may be required to make additional license payments to one or more licensors. There can be no assurances that a licensor will not dispute the Company's interpretation of those license agreements or the Company's calculation of payments due. Accordingly,

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(15) COMMITMENTS AND CONTINGENCIES (Continued)

the Company may have a contingent liability, in an amount which it cannot determine with precision, based on the risk that such additional payments may have to be made. There can be no assurances that a license payment, once made, will not be the subject of a later dispute by either the licensor or the Company.

  (E)    Commitments for Operating Leases

        Obligations for base rent and common area maintenance costs (CAM) under facility and other non-cancelable operating leases as of December 31, 2008 are approximately as follows:

Year ending December 31,
2009	$2,475,600
2010	2,542,800
2011	2,506,200
2012	2,325,200
2013 and thereafter	10,140,100

Total minimum lease payments	$19,989,900

        The Company's total rent and CAM expense for all facility leases was $2,198,356 and $347,652 for the years ended December 31, 2008 and 2007, respectively.

(16) SEVERANCE ARRANGEMENTS

        Dr. Una S. Ryan:    In May 2008, Dr. Una S. Ryan, who had been the President and Chief Executive Officer of the Company, informed the Company's Board of her intention to depart from the Company pending negotiation of the terms of her separation. The Company and Dr. Ryan executed a separation agreement effective July 16, 2008 (the "Separation Agreement") setting forth such terms regarding Dr. Ryan's separation from the Company. The Separation Agreement provided, among other things, for: (i) a lump sum cash payment of $1,323,203, plus interest in the amount of $10,784, which was paid on November 8, 2008; (ii) a mutual general release; (iii) payment of insurance premiums under COBRA for 18 months; (iv) reimbursement of attorneys' fees up to $30,000 and (v) vesting of options to purchase 153,125 shares of Company common stock (of the options to purchase 612,500 shares of Company common stock which had been granted to Dr. Ryan on March 7, 2008). The remainder of Dr. Ryan's options terminated as of July 16, 2008. The Separation Agreement also provided for Dr. Ryan's resignation, effective July 16, 2008, from her position as a director of the Company and each of its subsidiaries. At December 31, 2008, the Company has accrued the present value of the expected remaining COBRA benefits due Dr. Ryan totaling $24,542. During the year ended December 31, 2008, the Company paid the lump sum cash payment of $1,323,203, plus interest in the amount of $10,784, reimbursable attorney fees of $30,000 and insurance premiums under COBRA of $6,786.

        With respect to Dr. Ryan's options, the Company recorded stock-based compensation expense of $1.3 million, charged to general and administrative expense, for the fully vested options granted to Dr. Ryan in connection with the Separation Agreement was appropriately recorded in July 2008 when the criteria for establishing a grant date under SFAS 123(R) were met.

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(16) SEVERANCE ARRANGEMENTS (Continued)

        Dr. Robert F. Burns:    The Company and Dr. Robert F. Burns, formerly the President and Chief Executive Officer of Celldex Research, entered into a separation and mutual release agreement dated as of October 19, 2007, under which Dr. Burns' employment was terminated, effective as of February 15, 2008. Until such date, Dr. Burns had no obligation to render services to the Company, although he was to hold himself available to consult with the Company by telephone at reasonable times. As severance, the Company was obligated to pay to Dr. Burns the monthly sum of £33,333 for nine consecutive months, commencing with the first payment on March 15, 2008, and a payment of £100,000 on December 15, 2008, in each case less applicable withholdings and other customary payroll deductions. Dr. Burns is also entitled to the continuation of benefits until February 15, 2010. All of Dr. Burns' stock options became fully vested and exercisable on February 15, 2008, and he may exercise them for up to three years following that date. Dr. Burns and the Company provided one another with mutual releases under such separation and mutual release agreement.

        As Dr. Burns has not provided substantive service to the Company since October 19, 2007, these severance benefits, which in the aggregate equal $1,014,017, were accrued in the consolidated financial statements as of December 31, 2007. In addition, stock-based compensation was adjusted for the modification of Dr. Burns' stock option awards in accordance with SFAS No. 123(R).

        The following table sets forth an analysis of the severance costs, which are included in accrued liabilities in the consolidated balance sheet as of December 31, 2008 and 2007:

	Balance at December 31, 2007	Charges	Paid Cash	Balance at December 31, 2008
Severance and benefits	$1,014,017	$1,384,658	$(2,364,827)	$33,848

        Exit Activities in the U.K.:    In December 2006, the Company adopted a plan to reduce operating expenses, following its decision to assign its leased facility in Cambridge, United Kingdom, to a third party. The plan included a reduction of 18 full-time employees in both research and development and general and administrative areas of the Company. As a result of staffing reductions, the Company recorded severance benefits expense of $477,508 as of December 31, 2006.

        In December 2006, the Company entered into an agreement with a third party to assign the lease entered into by Celldex Ltd. (formerly Lorantis) in June 2003. Under the assignment, the assignee assumed all costs and expenses associated with the leased facility. As part of the agreement of assignment, the Company agreed to a six-month free rent period to the assignee as an incentive to enter into the lease assignment, whereby the Company paid the rent for the period this period of $691,187. This amount is reflected in the 2006 consolidated statement of operations (see Note 5 for additional information).

(17) MERGER OF CELLDEX AND CELLDEX RESEARCH

        On March 7, 2008, Celldex (formerly AVANT Immunotherapeutics, Inc.) completed the Merger with Celldex Research (formerly Celldex Therapeutics Inc.) with Celldex Research considered the accounting acquirer, even though Celldex (then AVANT) issued common stock and was the surviving legal entity in the transaction. The Company issued 8,309,420 shares of its common stock in exchange

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(17) MERGER OF CELLDEX AND CELLDEX RESEARCH (Continued)

for all of the outstanding capital stock of Celldex Research, on the basis of 4.65 shares of Celldex (then AVANT) common stock for each share of Celldex Research common stock such that Celldex Research shareholders owned 58% of the Company's common stock on a fully diluted basis and Celldex shareholders retained 42%. The Company also issued 351,692 shares having a value of $3,038,617 in settlement of a payable due Medarex. The purchase price of $47,570,867 represents the shares attributable to former AVANT shareholders and consisted of (i) the 6,265,889 shares outstanding of Celldex (then AVANT) common stock on the effective date of the Merger valued at $46,875,372 and (ii) estimated transaction costs totaling $695,495.

        The acquisition has been accounted for as a purchase with Celldex Research the accounting acquirer. Consequently, the operating results of Celldex (then AVANT) since March 8, 2008 have been included in the consolidated results of operations. The purchase price was allocated to the acquired tangible and identifiable intangible assets and assumed liabilities, based upon their fair value at the date of acquisition, as follows:

Tangible assets acquired	$34,959,482
Less: Liabilities assumed	(3,945,067)

Net tangible assets acquired	31,014,415
Intangible assets acquired:
Core Technology	897,249
Developed Technology	273,796
Strategic Partner Agreement	629,499
In-Process Research and Development ("IPR&D")	14,755,908

Total	$47,570,867

        The values assigned to the intangible assets acquired, including the IPR&D, were determined based on fair market value using a risk adjusted discounted cash flow approach. Fair values for long-term tangible and intangible assets and for IPR&D were then reduced by $6,041,597 of negative goodwill. The Company is a biotechnology enterprise and its resources are substantially devoted to research and development at the date of the Merger. Management is responsible for determining the fair value of the acquired IPR&D.

        The values assigned to IPR&D relate to the development of a typhoid-ETEC-cholera combination travelers vaccine, a cholesterol management vaccine, and the CDX-1135 (formerly TP10) complement inhibitor in the amounts of $7.8 million, $0.9 million and $6 million, respectively. Each of these three significant research and development projects in-process were valued through detailed analysis of product development data concerning the stage of development, time and resources needed to complete the project, expected income-generating ability and associated risks. The value of IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the net cash flows from such projects and discounting the net cash flows back to their present values. The probability of success and discount rates used for each project take into account the uncertainty surrounding the successful development and commercialization of the purchased in-process technology. We expect to incur approximately $16.2 million to move these projects to the point of out-licensing them to third parties. The estimated revenues from the

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(17) MERGER OF CELLDEX AND CELLDEX RESEARCH (Continued)

typhoid-ETEC-cholera vaccine, the cholesterol management vaccine, and CDX-1135 are expected to be generated beginning in 2014, 2015 and 2014, respectively. A discount rate of 29% was used to value these projects, which we believe to be commensurate with the stage of development and the uncertainties in the economic estimates described above. The resulting net cash flows for these projects were based on management's best estimates of revenue, cost of sales, research and development costs, selling, general and administrative costs, and income taxes for each project and the net cash flows reflect assumptions that would be used by market participants.

        The significant assumptions underlying the valuations included potential revenues, costs of completion, the timing of product approvals and the selection of appropriate probability of success and discount rates. None of the Company's IPR&D projects have reached technological feasibility nor do they have any alternative future use. Consequently, in accordance with current U.S. GAAP, the fair value allocated to IPR&D was charged as an expense in the Company's consolidated financial statements as of the date of acquisition. The remaining acquired intangible assets arising from the acquisition are being amortized on a straight line basis over their estimated lives, which range from 4.5 to 8 years.

        As of December 31, 2008, the technological feasibility of the projects had not yet been reached and no significant departures from the assumptions included in the valuation analysis had occurred. Substantial additional research and development will be required prior to reaching technological feasibility. In addition, each product needs to successfully complete a series of clinical trials and to receive FDA or other regulatory approval prior to commercialization. The Company is also dependent upon the activities of its collaborators in developing, manufacturing and marketing its products. There can be no assurance that these projects will ever reach feasibility or develop into products that can be marketed profitably, nor can there be assurance that the Company and its collaborators will be able to develop, manufacture and commercialize these products before the Company's competitors. If these products are not successfully developed and do not become commercially viable, the Company's financial condition and results of operations could be materially affected.

        The following unaudited pro forma financial summary is presented as if the operations of Celldex and Celldex Research were combined as of January 1, 2006. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date or of the future operations of the combined entities. The following pro forma financial summary includes charges for in-process research and development of $14,755,908 and $14,440,009 for the years ended December 31, 2008 and 2007, respectively, which are material non-recurring charges.

Years Ended December 31,	2008	2007
Revenue	$9,016,365	$4,174,140
Net loss	(52,512,300)	(52,298,522)
Basic and diluted net loss per share	(3.51)	(3.52)

CELLDEX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(18) SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2008	Q1 2008	Q2 2008	Q3 2008	Q4 2008
Total revenue	$147,398	$1,961,611	$2,358,136	$2,988,362
Net loss	(22,130,682)	(10,260,510)	(7,656,158)	(7,453,221)
Basic and diluted net loss per common share	(2.19)	(0.67)	(0.49)	(0.47)

2007	Q1 2007	Q2 2007	Q3 2007	Q4 2007
Total revenue	$144,040	$609,184	$268,974	$383,394
Net loss	(4,032,403)	(2,755,137)	(4,057,018)	(4,228,492)
Basic and diluted net loss per common share(1)	(0.49)	(0.33)	(0.49)	(0.51)

(1)
Basic and diluted net loss per common share has been adjusted to reflect the Merger exchange ratio and a reverse stock split of 1-for-12 effective March 7, 2008. Per share results for the aggregate of the four quarters may differ from full-year results, as separate computations of the weighted average number of shares outstanding are made for each quarter and for the full year.

(19) SUBSEQUENT EVENTS

        In January 2009, the Company entered into two transactions involving the sale of its poultry vaccines business and the out-licensing of its cholera and ETEC programs as more fully described below.

  (A)    Lohmann Animal Health International ("LAHI")

        On January 13, 2009, the Company entered into a purchase agreement to sell its poultry vaccines business to LAHI. Since 2002, LAHI has performed all manufacturing, marketing and distribution activities for Celldex's marketed Megan®Vac 1 and Megan®Egg poultry vaccines and has paid Celldex product royalties. Financial terms of the transaction with LAHI included an upfront fee and potential milestone payments.

  (B)    Vaccine Technologies, Inc. ("VTI")

        On January 20, 2009, the Company entered into an Exclusive License and Development Agreement with VTI. Under the license agreement, Celldex has granted a worldwide fee- and royalty-bearing exclusive license to VTI to development and commercialize Celldex's CholeraGarde® and ETEC vaccine programs. Financial terms of the agreement with VTI include an upfront license fee, milestone payments and royalties on net sales of licensed products during the term of the agreement.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

        Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as stated in their report which follows.

        Changes in Internal Controls Over Financial Reporting:    Such evaluation did not identify any significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Medarex, Inc.

        We have audited Medarex's internal control over financial reporting as of December 31, 2008, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting in Item 9A based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medarex, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Medarex, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medarex, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expresses an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 27, 2009

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant

        The information required by this Item will be reported in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders which we expect to file with the SEC within 120 days after the end of the fiscal year ended December 31, 2008, or the 2009 Proxy Statement, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item will be reported in the 2009 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

        The information required by this Item will be reported in the 2009 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item will be reported in the 2009 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be reported in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

Item Number
(a).1.(a)	Consolidated Financial Statements—Medarex, Inc.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2008 and 2007.
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2008, 2007 and 2006.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.
Notes to Consolidated Financial Statements.
(a).1.(b)	Consolidated Financial Statements—Celldex Therapeutics, Inc.
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2008 and 2007.
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2008, 2007 and 2006.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.
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
(a).3.	Exhibits.
2.1(1)	Certificate of Merger, dated June 15, 1989, including Plan of Merger.
2.2(2)	Amended and Restated Agreement and Plan of Reorganization among the Registrant, Medarex Acquisition Corp. and GenPharm International, Inc., dated as of May 5, 1997, together with Exhibits thereto.
3.1(3)	Restated Certificate of Incorporation of the Registrant.
3.2(4)	Amended and Restated By-laws of the Registrant.
4.1	Form of Specimen of Common Stock Certificate.
4.2(5)	Form of Rights Agreement (including Form of Rights Certificate).
4.3 (6)	Amendment to Rights Agreement, dated November 6, 2007 between Registrant and Continental Stock Transfer & Trust Company.
4.4(7)	Indenture dated as of May 3, 2004 between Registrant and Wilmington Trust Company, as Trustee.
4.5(8)	First Supplemental Indenture dated October 4, 2006 among Registrant and Wilmington Trust Company as Trustee.
10.1(9)†	Employment Agreement between the Registrant and Dr. Nils Lonberg, dated October 5, 2007.
10.2(10)†	Employment Agreement between the Registrant and Dr. Geoffrey M. Nichol, dated October 5, 2007.

Item Number
10.3(11)†	Employment Agreement between the Registrant and Ursula B. Bartels, dated October 16, 2007.
10.4(12)†	Employment Agreement between the Registrant and Christian S. Schade, dated October 5, 2007.
10.5(13)†	Letter Agreement between Howard H. Pien and Registrant dated May 16, 2007.
10.6(14)†	Amendment No. 1 to Employment Agreement between the Registrant and Christian S. Schade, effective as of January 1, 2008.
10.7(15)†	Amendment No. 1 to Employment Agreement between the Registrant and Dr. Nils Lonberg, effective as of January 1, 2008.
10.8(16)†	Amendment No. 1 to Employment Agreement between the Registrant and Dr. Geoffrey M. Nichol, effective as of January 1, 2008.
10.9(17)†	Employment Agreement between the Registrant and W. Bradford Middlekauff, dated January 5, 2004.
10.10†	Amendment No. 1 to Employment Agreement, effective as of December 31, 2008, between Registrant and Howard H. Pien.
10.11†	Form of Amendment No. 2 to SVP Employment Agreements, effective as of December 31, 2008.
10.12(18)†	Form of Restricted Stock Unit Award Grant Notice, Restricted Stock Unit Award Agreement, Restricted Stock Unit Deferral Election Agreement and Restricted Stock Unit Subsequent Deferral Election under Registrant's 2005 Equity Incentive Plan, as amended.
10.13(19)†	Medarex, Inc. 1997 Stock Option Plan.
10.14(20)†	Medarex, Inc. 1999 Stock Option Plan.
10.15(21)†	Medarex, Inc. 2000 Stock Option Plan.
10.16(22)†	Medarex, Inc. 2000 Non-Director/Officer Employee Stock Option Plan.
10.17(23)†	Medarex, Inc. 2001 Non-Director/Officer Employee Stock Option Plan.
10.18(24)†	Medarex, Inc. 2001 Stock Option Plan.
10.19(25)†	Medarex, Inc. 2002 Employee Stock Purchase Plan.
10.20(26)†	Medarex, Inc. 2002 New Employee Stock Option Plan.
10.21(27)†	Medarex, Inc. 2004 New Employee Stock Option Plan.
10.22(28)†	Medarex, Inc. 2004 Restricted Stock Unit Award and Deferred Compensation Program, as amended.
10.23(29)†	Medarex, Inc. Second 2004 Restricted Stock Unit Award and Deferred Compensation Program, as amended.
10.24(30)†	Medarex, Inc. 2005 Equity Incentive Plan, as amended.
10.25(31)†	Restricted Stock Agreement between the Registrant and Ursula Bartels, dated October 31, 2007.
10.26(32)†	Medarex, Inc. 2008 Deferred Compensation Program.
10.27(33)†	Form of Incentive Stock Option Agreement for 2005 Equity Incentive Plan, as amended.
10.28(34)†	Form of Nonqualified Stock Option Agreement for 2005 Equity Incentive Plan, as amended.
10.29(35)	Form of Non-Employee Director Nonqualified Stock Option Agreement for 2005 Equity Incentive Plan, as amended.
10.30(36)†	Restricted Stock Agreement dated as of June 29, 2007 between the Registrant and Howard H. Pien.
10.31(37)†	Rescission Letter between Registrant and Howard H. Pien dated September 30, 2008.

Item Number
10.32(38)†	Amended and Restated Restricted Stock Agreement between Registrant and Howard H. Pien dated September 30, 2008.
10.33(39)†	Restricted Stock Agreement between Registrant and Howard H. Pien dated September 30, 2008.
10.34(40)†	Stock Option Agreement dated as of June 29, 2007 between the Registrant and Howard H. Pien.
10.35(41)†	Restricted Stock Agreement dated August 31, 2007 between the Registrant and Christian S. Schade.
10.36(42)†	Letter Agreement between Registrant and W. Bradford Middlekauff dated October 12, 2007.
10.37†	Amended Medarex, Inc. 2008 Deferred Compensation Program.
10.38†	Amendment No. 1 to the Medarex, Inc. 2008 Deferred Compensation Program.
10.39(43)	Lease of Registrant's Laboratory Facility (Annandale, New Jersey).
10.40	Amendments 1 to 16 to Lease of Registrant's Laboratory Facility (Annandale, New Jersey).
10.41(44)	Agreement of Lease dated July 7, 1999, between McCarthy Associates Limited and the Registrant.
10.42(45)	First through Fifth Amendment of Lease between McCarthy Associates Limited and the Registrant.
10.43(46)**	Release and Settlement Agreement, dated March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan Tobacco, Inc. and GenPharm International, Inc.
10.44(47)**	Cross License Agreement, effective as of March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan Tobacco, Inc. and GenPharm International, Inc.
10.45(48)**	Interference Settlement Procedure Agreement, effective as of March 26, 1997, among Cell Genesys, Inc., Abgenix, Inc., Xenotech, L.P., Japan Tobacco, Inc. and GenPharm International, Inc.
10.46(49)**	Collaboration and License Agreement, dated September 4, 2002, between the Registrant, GenPharm International, Inc. and Kirin Brewery Co., Ltd.
10.47(50)**	License Agreement dated September 15, 2004, between the Registrant and Pfizer, Inc.
10.48(51)**	Cross-License Agreement dated September 15, 2004 between the Registrant and Pfizer, Inc.
10.49(52)**	Amendment to Cross-License Agreement dated April 25, 2007, between the Registrant and Pfizer Inc.
10.50(53)**	License and Royalty Agreement dated April 4, 2003, between the Registrant and Pfizer, Inc.
10.51(54)**	Collaborative Research Agreement dated April 4, 2003 between the Registrant and Pfizer, Inc.
10.52(55)**	Amendment No. 1 dated September 15, 2004 between the Registrant and Pfizer, Inc.
10.53(56)**	Collaboration and Co-Promotion Agreement dated November 7, 2004, between the Registrant and Bristol-Myers Squibb Company.
10.54(57) **	Amendment No. 1 to Collaboration and Co-Promotion Agreement dated April 25, 2007, between the Registrant and Bristol-Myers Squibb Company.
10.55(58)	Placing Agreement between GenPharm International, Inc. and Goldman Sachs International, dated January 28, 2008.
10.56(59)	Placing Agreement between GenPharm International, Inc. and Goldman Sachs International, dated February 16, 2007.

Item Number
10.57(60)	Orphan Drug Exclusivity Waiver Agreement dated April 25, 2007, between the Registrant, Bristol Myers-Squibb Company and Pfizer Inc.
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
24	Power of Attorney (contained on the signature page hereto).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-39956) filed on April 12, 1991.

(2)
Incorporated by reference to Exhibit Number 2.1 to the Registrant's Current Report on Form 8-K filed on June 17, 1997.

(3)
Incorporated by reference to Exhibit Number 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2003.

(4)
Incorporated by reference to Exhibit No. 3.1 to Registrant's Current Report on Form 8-K filed on October 28, 2008.

(5)
Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on May 25, 2001.

(6)
Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K filed on February 27, 2008.

(7)
Incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K filed on May 4, 2004.

(8)
Incorporated by referenced to Exhibit No. 10.1 to the Registrant's Current Report on Form 8-K filed on October 5, 2006.

(9)
Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on October 12, 2007.

(10)
Incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on October 12, 2007.

(11)
Incorporated by reference to Exhibit Number 10.33 to the Registrant's Annual Report on Form 10-K filed on February 27, 2008.

(12)
Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on October 12, 2007.

(13)
Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 16, 2007.

(14)
Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on January 24, 2008.

(15)
Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on January 24, 2008.

(16)
Incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on January 24, 2008.

(17)
Incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K filed on March 16, 2005.

(18)
Incorporated by reference to Exhibit Number 10.6 to the Registrant's Quarterly Report on Form 10-Q filed on May 12, 2008.

(19)
Incorporated by reference to Exhibit Number 10.84 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1999.

(20)
Incorporated by reference to Exhibit Number 10.85 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1999.

(21)
Incorporated by reference to Exhibit Number 10.1 to the Registrant's Registration Statement on Form S-8 (File Number 333-39084) filed on June 12, 2000.

(22)
Incorporated by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-8 (File Number 333-55222) filed on February 8, 2001.

(23)
Incorporated by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-8 (File Number 333-55224) filed on February 8, 2001.

(24)
Incorporated by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-8 (File Number 333-72154) filed on October 24, 2001.

(25)
Incorporated by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-8 (File Number 333-91394) filed on June 28, 2002.

(26)
Incorporated by reference to Exhibit No. 10.1 to Registrant's Registration Statement on Form S-8 (File Number 333-101698) filed on December 6, 2002.

(27)
Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-8 (File Number 333-121387) filed on December 17, 2004.

(28)
Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on January 20, 2006.

(29)
Incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on January 20, 2006.

(30)
Incorporated by reference to Exhibit 10.121 to Registrant's Current Report on Form 8-K filed on May 20, 2008.

(31)
Incorporated by reference to Exhibit Number 10.131 to the Registrant's Annual Report on Form 10-K filed on February 27, 2008.

(32)
Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on December 18, 2007.

(33)
Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed May 22, 2007.

(34)
Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed May 22, 2007.

(35)
Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed May 22, 2007.

(36)
Incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q filed on August 6, 2007.

(37)
Incorporated by reference to Exhibit Number 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 4, 2008.

(38)
Incorporated by reference to Exhibit Number 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 4, 2008.

(39)
Incorporated by reference to Exhibit Number 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 4, 2008.

(40)
Incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q filed on August 6, 2007.

(41)
Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on November 2, 2007.

(42)
Incorporated by reference to Exhibit Number 10.147 to the Registrant's Annual Report on Form 10-K filed on February 27, 2008.

(43)
Incorporated by reference to Exhibit 10.52 to the Registrant's Quarterly Report on Form 10-Q filed on May 17, 1993.

(44)
Incorporated by reference to Exhibit Number 10.83 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1999.

(45)
Incorporated by reference to Exhibit Number 10.88 to the Registrant's Annual Report on Form 10-K filed on February 27, 2008.

(46)
Incorporated by reference to Exhibit Number 10.44 to Cell Genesys, Inc.'s Annual Report on Form 10-K/A filed on April 30, 1997.

(47)
Incorporated by reference to Exhibit Number 10.45 to Cell Genesys, Inc.'s Annual Report on Form 10-K/A filed on April 30, 1997.

(48)
Incorporated by reference to Exhibit Number 10.46 to Cell Genesys, Inc.'s Annual Report on Form 10-K/A filed on April 30, 1997.

(49)
Incorporated by reference to Exhibit No. 10.1 to Registrant's Current Report on Form 8-K filed on September 18, 2002.

(50)
Incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on November 8, 2004.

(51)
Incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed on November 8, 2004.

(52)
Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on August 6, 2007.

(53)
Incorporated by reference to Exhibit 99.5 to Registrant's Current Report on Form 8-K filed on November 8, 2004.

(54)
Incorporated by reference to Exhibit 99.6 to Registrant's Current Report on Form 8-K filed on November 8, 2004.

(55)
Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on November 8, 2004.

(56)
Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on January 24, 2005.

(57)
Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on August 6, 2007.

(58)
Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 1, 2008.

(59)
Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 22, 2007.

(60)
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

†
Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2009.

MEDAREX, INC.
By:	/s/ HOWARD H. PIEN Howard H. Pien President, Chief Executive Officer and Chairman of the Board

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

Principal Executive Officer and Director:

President, Chief Executive Officer and Chairman of the Board	/s/ HOWARD H. PIEN Howard H. Pien	Date: February 27, 2009
Principal Financial and Accounting Officer Senior Vice President and Chief Financial Officer	/s/ CHRISTIAN S. SCHADE Christian S. Schade	Date: February 27, 2009

Directors:	/s/ PATRICIA M. DANZON Patricia M. Danzon	Date: February 23, 2009
	/s/ ROBERT C. DINERSTEIN Robert C. Dinerstein	Date: February 24, 2009
	/s/ ABHIJEET J. LELE Abhijeet J. Lele	Date: February 21, 2009
	/s/ MARC RUBIN Marc Rubin	Date: February 24, 2009
	/s/ RONALD J. SALDARINI Ronald J. Saldarini	Date: February 23, 2009
	/s/ CHARLES R. SCHALLER Charles R. Schaller	Date: February 23, 2009
	/s/ JULIUS A. VIDA Julius A. Vida	Date: February 23, 2009