Form 10-Q
period 2009-03-31
MEDAREX INC
filed 2009-05-05
CIK 874255

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check ☒ whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check ☒ whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check ☒ whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting Company)

Indicate by check ☒ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2009
Common Stock, $.01 par value	128,544,398

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$44,897	$72,482
Marketable securities	277,939	281,186
Prepaid expenses and other current assets	14,281	21,793
Total current assets	337,117	375,461

Property, buildings and equipment:
Land	6,780	6,780
Buildings and leasehold improvements	86,920	86,901
Machinery and equipment	68,035	70,314
Furniture and fixtures	4,932	4,932
	166,667	168,927
Less accumulated depreciation and amortization	(102,177)	(101,773)
	64,490	67,154

Marketable securities — Genmab	85,274	87,428
Investment in Celldex Therapeutics	631	3,047
Investments in, and advances to, other partners	790	790
Segregated securities	1,300	1,300
Other assets	1,498	1,675
Total assets	$491,100	$536,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,129	$5,721
Accrued liabilities	30,971	30,516
Deferred contract revenue - current	27,134	28,062
Total current liabilities	64,234	64,299

Deferred contract revenue - long-term	70,788	73,577
Other long-term liabilities	4,744	4,670
2.25% Convertible senior notes due May 15, 2011	145,911	145,430

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 128,563,038 shares issued and 128,529,198 shares outstanding at March 31, 2009 and 128,539,618 shares issued and 128,505,778 shares outstanding at December 31, 2008	1,286	1,285
Capital in excess of par value	1,199,194	1,192,709
Treasury stock, at cost 33,840 shares in 2009 and 2008	(85)	(85)
Accumulated other comprehensive income	82,817	84,156
Accumulated deficit	(1,077,789)	(1,029,186)
Total shareholders’ equity	205,423	248,879
Total liabilities and shareholders’ equity	$491,100	$536,855

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

Contract and license revenues	$6,976	$7,110
Contract and license revenues from Genmab	545	874
Reimbursement of development costs	3,316	4,019
Total revenues	10,837	12,003

Costs and expenses:
Research and development	47,069	49,292
General and administrative	10,513	12,409
Total costs and expenses	57,582	61,701
Operating loss	(46,745)	(49,698)

Equity in net loss of affiliate	(2,416)	(1,785)
Interest and dividend income and realized gains	2,041	4,528
Gain on sale of Genmab stock	—	151,834
Interest expense	(1,499)	(1,544)
Income (loss) before provision (benefit) for income taxes	(48,619)	103,335
Provision (benefit) for income taxes	(16)	23
Net income (loss)	$(48,603)	$103,312

Net income (loss) per share:
basic	$(0.38)	$0.81
diluted	$(0.38)	$0.76

Weighted average number of common shares outstanding:
basic	128,629	127,643
diluted	128,629	138,580

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income (loss)	$(48,603)	$103,312
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,948	3,434
Amortization	659	726
Amortization of net bond premium/discount	276	(740)
Stock based compensation and vesting of restricted stock units	5,310	5,113
Equity in net loss of Celldex Therapeutics	2,416	1,785
Gain on sale of Genmab stock	—	(151,834)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,512	9,292
Trade accounts payable	408	684
Accrued liabilities	1,710	(15,430)
Deferred contract revenue	(3,717)	(1,711)
Net cash used in operating activities	(31,081)	(45,369)

Investing activities:
Purchase of property and equipment	(284)	(1,278)
Proceeds from sale of Genmab stock	—	151,834
Decrease in segregated cash	—	49
Purchase of marketable securities	—	(35,872)
Sales and maturities of marketable securities	3,786	42,000
Net cash provided by investing activities	3,502	156,733

Financing activities:
Cash received from sales of securities and exercise of stock options, net	10	1,046
Principal payments under capital lease obligations	(16)	(12)
Net cash provided by (used in) financing activities	(6)	1,034
Effect of exchange rate differences on cash and cash equivalents	—	(20)
Effect of change in accounting from consolidation to equity method	—	3,584
Net increase (decrease) in cash and cash equivalents	(27,585)	115,962
Cash and cash equivalents at beginning of period	72,482	37,335
Cash and cash equivalents at end of period	$44,897	$153,297

Non-cash investing and financing activities:
Unrealized loss on investment in Genmab	$(2,154)	$(23,744)

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$—	$22
Interest	$—	$—

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

1.                             Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Medarex, Inc. and its subsidiaries (collectively, the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods ended March 31, 2009 and 2008.

The Company’s financial statements consolidate all of its subsidiaries, including those that it controls and those in which it holds a majority voting interest.  Medarex currently owns approximately 31.4% of the outstanding common stock of  Celldex Therapeutics, Inc. (“Celldex Therapeutics”) (see Note 2).  All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.  The unaudited consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto, which are contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission, or SEC.

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

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

Net Income (Loss) per Share

Basic and diluted net income (loss) per share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is based upon the number of weighted average shares of common stock outstanding. Diluted net income (loss) per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding.  Potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three month period ended March 31, 2009, as their effect is antidilutive. Potential shares of common stock result from the assumed exercise of outstanding stock options, with exercise prices less than the average market price of the Company’s common stock during the three month period ended March 31, 2008, which are included under the treasury stock method, as well as the assumed conversion of convertible senior notes.  Stock options have been excluded from the computation of diluted net income per share for the three month period ended March 31, 2008 as their effect is antidilutive. A summary of such potentially dilutive securities is as follows:

The following table sets forth the computation of basic and diluted income per share for the three month period ended March 31, 2008:

Income (Numerator):
Net income for basic and diluted income per share	$103,312
Adjustment for interest expense on convertible notes	1,491
Income for diluted income per share	$104,803

Shares (Denominator):
Weighted average shares for basic income per share	127,642,821
Effect of dilutive securities (stock options)	—
Effect of convertible notes, after assumed conversion	10,936,935
Weighted average shares for diluted income per share	138,579,756

Basic net income per share	$0.81
Diluted net income per share	$0.76

Potential shares of common stock that would be issued if all outstanding stock options were exercised (19,389,418 shares), without regard to whether the outstanding stock options were “in the money”, are not included in the computation of diluted net income per share for the three months ended March 31, 2008 because to do so would be antidilutive.

The following table sets forth potential shares of common stock that would be issued if all of the convertible notes were converted to common stock and all of the outstanding stock options were exercised, without regard to whether the convertible notes or outstanding stock options were “in the money”.  These potential shares of common stock are not included in the computation of diluted loss per share for the three month period ended March 31, 2009 because to do so would be antidilutive.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

Three Months Ended March 31, 2009
Convertible notes	10,936,935
Outstanding stock options	20,637,483
31,574,418

Marketable Securities and Long-Term Non-Marketable Investments

Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), these investments are classified as available-for-sale and are reported at fair value on the Company’s consolidated balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of shareholders’ equity. Under the Company’s accounting policy, a decline in the fair value of equity securities is deemed to be “other than temporary” and such equity securities are generally considered to be impaired if their fair value is less than the Company’s cost basis for more than six months, or some other period in light of the particular facts and circumstances surrounding the equity securities. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.

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

The Company recorded no impairment charges related to investments in partners whose securities are publicly traded for the three month periods ended March 31, 2009 and 2008.  The Company recorded no impairment charges related to investments in partners whose securities are privately held for the three month periods ended March 31, 2009 and 2008.  If the Company deems any of its investments to be impaired at the end of any future period, it may incur impairment charges on these investments.

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

Financial assets recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

•                  Level 1 — Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which the company has the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

•                  Level 2 — Financial assets whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•                  Level 3 — Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.  The Company does not currently have any Level 3 financial assets.

A summary of the fair value of the Company’s financial assets (allocated by Level) as of March 31, 2009 is as follows:

	Level 1	Level 2	Total
Money Market Funds/Cash	$44,897	$—	$44,897
U.S. Treasury Obligations	179,492	—	179,492
U.S. Corporate Debt Securities	—	65,929	65,929
Mortgage-Backed Securities	—	27,635	27,635
Equity Securities	4,883	—	4,883
Equity Securities - Genmab	85,274	—	85,274
Total	$314,546	$93,564	$408,110

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

Recently Adopted Accounting Pronouncements

In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company adopted EITF 07-1 effective January 1, 2009 and its adoption did not have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“Statement No. 141 (R)”), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Statement No. 141 (R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. Statement No. 141 (R) makes various other amendments to authoritative literature intended to provide additional guidance or conform the guidance in that literature to that provided in Statement No. 141 (R). Statement No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of Statement No. 141 (R) did not have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“Statement No. 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Statement No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. Statement No. 160 also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. Statement No. 160 also requires entities to provide sufficient disclosures that clearly identify

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

and distinguish between the interests of the parent and the interests of the non-controlling owners. Statement No. 160 applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted Statement No. 160 effective January 1, 2009 and its adoption did not have a significant impact on its consolidated financial statements.

In November 2008, the FASB ratified the consensus reached in EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6).  The equity method of accounting is required for investments when the investor does not control an investee but has the ability to exercise significant influence over its operating and financial policies in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in common Stock.  The EITF concluded that an equity method investor shall recognize gains and losses in earnings for the issuance of shares by the equity method investee, provided that the issuance of shares qualifies as a sale of shares (and not a financing, as would be the case if the shares were sold subject to a forward contract to repurchase the shares).

Prior to the adoption of EITF 08-6, equity method investors followed the guidance of Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary (SAB No. 51), in accounting for the issuance of shares by the equity method investee. SAB No. 51 precludes gain recognition in certain situations (e.g. share issuance as part of a broader corporate reorganization, situations where an entity’s ability to exist is in question, etc.) and otherwise permits a registrant to elect an accounting policy of recognizing gains in the statement of operations or in equity.  EITF 08-6 eliminated the SAB No. 51 exceptions to gain recognition and the accounting policy choice.

The Company previously accounted for sales of stock by a subsidiary in accordance with SAB No. 51 and accordingly, accounted for any gains as a component of equity as opposed to including such gains in the statement of operations.  With the adoption of EITF 08-6, any gains arising out of sales of stock by a subsidiary will be included in the Company’s statement of operations.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of certain debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires retroactive application to all periods presented and does not grandfather existing instruments.  The Company adopted FSP APB 14-1 effective January 1, 2009 and its adoption did not have any impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

At its April 2009 Board meeting, the FASB issued the following:

•                  Staff Position No. 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2).  FSP 115-2 provides new guidance on the recognition of an Other Than Temporary Impairment and provides new disclosure requirements.  The

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

recognition and presentation provisions apply only to debt securities classified as available for sale and held to maturity.

•                  Proposed Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments; An amendment of FASB Statement No 107 (FSP 107-1).  FSP 107-1 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (Statement No. 107), to interim financial statements of publicly traded companies.  Statement No. 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized), when practicable to do so.  These fair value disclosures must be presented together with the carrying amount of the financial instruments in a manner that clearly distinguishes between assets and liabilities and indicates how the carrying amounts relate to amounts reported on the balance sheet.  An entity must also disclose the methods and significant assumptions used to estimate the fair value of the financial instruments.

•                  FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (FSP 157-4).  FSP 157-4 amends FASB Statement No. 157, Fair Value Measurement, to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability.

Each of the accounting pronouncements listed above is effective for interim and annual periods ending after June 15, 2009.  The Company is in the process of reviewing the impact of each of the accounting pronouncements listed above but does not expect the adoption of these accounting pronouncements to have a material impact on its consolidated financial statements.

2.                              Investment in Celldex Therapeutics, Inc./AVANT Immunotherapeutics, Inc.

As a result of a series of transactions, the Company owned an approximate 60% interest in Celldex as of December 31, 2007.

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

The Company recorded a non-cash change in interest gain of approximately $14.3 million during the three month period ended March 31, 2008 associated with the change from the consolidation basis to the equity method of accounting.  Because of the uncertainty surrounding the ultimate realizability of the gain, the gain was recorded as an increase to capital in excess of par value, a component of shareholders’ equity.

In May 2008, AVANT sold 781,250 shares of its common stock to a corporate partner in connection with a license and commercialization agreement.  As a result of this sale of common stock, the Company’s ownership percentage in AVANT was reduced to approximately 33.8%.  The difference between the Company’s proportionate share of the equity and the carrying value after completion of AVANT’s sale of stock to the corporate partner was approximately $2.9 million and was accounted for in accordance with APB Opinion No. 18 and Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary.  This transaction is reflected as an increase to capital in excess of par value in the Company’s consolidated financial statements as of December 31, 2008.

In June 2008, the Company sold 351,691 shares of AVANT for $12.35 per share resulting in net proceeds of approximately $4.3 million.  The Company realized a gain of approximately $3.3 million from this transaction.  As a result of this sale of common stock, the Company’s ownership percentage in AVANT was further reduced to approximately 31.6%.

Pursuant to the Amended Certificate of Incorporation approved by its stockholders in September 2008, AVANT changed its name to Celldex Therapeutics, Inc. (“Celldex Therapeutics”) and began trading under the symbol CLDX effective October 1, 2008.  In October 2008, Celldex Therapeutics issued 81,512 shares of its common stock in settlement of a payable further reducing the Company’s ownership percentage to approximately 31.4%.

As of March 31, 2009, the Company had a receivable from Celldex Therapeutics of approximately $3.0 million which is included within prepaid expenses and other current assets in the Company’s March 31, 2009 consolidated balance sheet.

A member of the Company’s board of directors is also the chairman of the board of directors of Celldex Therapeutics.  As of March 31, 2009, the market value of the Company’s investment in Celldex Therapeutics was approximately $32.3 million.

Summary financial information for Celldex Therapeutics is as follows as of and for the three months ended March 31, 2009:

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

Current Assets	$41,839
Non-Current Assets	21,644
Current Liabilities	14,052
Non-Current Liabilities	37,641
Revenue	3,732
Net Loss	(7,704)

3.                              Equity-Based Compensation

The Company’s equity awards are governed by its 2005 Equity Incentive Plan, as amended (the “Plan”).  The purchase price of stock options under the Plan is determined in accordance with the Company’s Equity Grant Policy as approved by the Board of Directors of the Company.  The term is fixed by the Compensation and Organization Committee of the Board of Directors, but no incentive stock option is exercisable after 10 years from the date of grant.  Stock options generally vest over a four year period. As of March 31, 2009, a total of 8,739,152 shares were available for future grants under the Plan.

Total stock based compensation expense of approximately $4.9 million for the three month period ended March 31, 2009 has been included in the consolidated statement of operations within research and development expenses ($2.6 million) and general and administrative expenses ($2.3 million).

Total stock based compensation expense of approximately $5.3 million for the three month period ended March 31, 2008 has been included in the consolidated statement of operations within research and development expenses ($2.0 million) and general and administrative expenses ($3.3 million).

The following summarizes all stock option transactions for the Company under the Plan for the period from January 1, 2009 through March 31, 2009.

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	17,730,125	$10.08
Granted	3,074,180	$3.73
Exercised	(2,300)	$4.19
Canceled	(45,623)	$6.57
Forfeited	(118,899)	$9.66
Outstanding at March 31, 2009	20,637,483	$9.14	6.4 years	$4,846

Exercisable at end of period	13,091,998	$9.57	4.9 years	$563

Vested and unvested expected to vest at March 31, 2009	20,029,305	$9.18	6.3 years	$4,473

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

The weighted-average grant-date fair value of options granted during the three month periods ended March 31, 2009 and 2008 were $2.66 and $6.54, respectively.  The aggregate intrinsic value of options exercised during these same periods was $13 thousand and $0.3 million, respectively.  The grant-date fair value of shares which vested during the three month periods ended March 31, 2009 and 2008 was $6.6 million and $3.2 million, respectively.  Cash proceeds from stock options exercised during the three month periods ended March 31, 2009 and 2008 totaled $10 thousand and $0.5 million, respectively.

The fair value of each option grant is estimated using the Black-Scholes option pricing method.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (generally 4 years).  Use of a valuation model requires management to make certain assumptions with respect to selected model inputs.  To estimate the grant date fair value, option pricing models require the use of estimates and assumptions as to (i) the expected term of the option, (ii) the expected volatility of the price of the underlying stock, (iii) the risk free interest rate for the expected term of the option and (iv) pre-vesting forfeiture rates. The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior. The expected volatility of the price of the underlying stock is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant. Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures. The following table sets forth the assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Expected stock price volatility	81.7%	81.5%
Risk-free interest rate	1.66%	2.57%
Expected life of options (years)	6.4	6.4
Expected dividend yield	0%	0%

As of March 31, 2009, the total unrecognized compensation cost related to non-vested stock options was approximately $33.2 million.  This cost is expected to be recognized over a weighted average period of 2.5 years.

A summary of the Company’s non-vested restricted stock as of March 31, 2009 and changes during the three month period ended March 31, 2009 is as follows:

Non-Vested Restricted Stock	Number of Awards
Non-vested as of January 1, 2009	376,333
Granted	—
Vested	(1,667)
Cancelled	(5,000)
Non-vested as of March 31, 2009	369,666

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

Deferred Compensation

The Company maintains deferred compensation programs, under which each of the Company’s executive officers may elect to have a portion of their bonuses, which were otherwise payable in cash, converted to restricted stock units representing shares of the Company’s common stock. Participants in the deferred compensation programs can elect to defer up to 100% of their respective bonuses. The number of restricted stock units awarded upon such conversion is determined by dividing (i) the amount of the bonus to be converted by (ii) the fair market value of the Company’s common stock on the grant date. Participants in the deferred compensation programs elect to defer receipt of these restricted stock units until at least the earlier of three years from the grant date or the participant’s termination from the Company. The bonus portion deferred by each participant was matched by the Company at 25%, for deferrals related to 2008 bonuses, and 100% for deferrals related to bonuses prior to 2008.  The Company match related to the 2008 bonus deferrals vests ratably on the first, second and third anniversaries of the grant date.  For deferrals prior to 2008, 25% of the match vested on the grant date, with an additional 25% vesting on each anniversary of the grant date for the next three years. All benefits under each of the deferred compensation programs are distributed in a single payment and will be paid exclusively in the form of shares of the Company’s common stock. The Company’s matching contribution was approximately $0.2 million and $0.1 million for the three month periods ended March 31, 2009 and 2008, respectively.

A summary of the Company’s non-vested restricted stock units as of March 31, 2009 and changes during the three month period ended March 31, 2009 is as follows:

Non-Vested Restricted Stock Units	Number of Units
Non-vested as of January 1, 2009	258,013
Granted	557,643
Vested	(231,296)
Forfeited	—
Non-vested as of March 31, 2009	584,360

4.                             Investments in Genmab

The Company accounts for its investment in Genmab A/S (“Genmab”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

As a result of a series of transactions, including an initial public offering by Genmab of its ordinary shares in October 2000, the Company owned an approximate 10.8% interest in Genmab as of December 31, 2007.

On February 1, 2008, the Company completed the sale of 2,500,000 shares of Genmab through a block trade. The Company received net proceeds of approximately $151.8 million from such block trade. As a result of this transaction, the Company’s ownership percentage in Genmab was reduced to approximately 5.1%.

As of March 31, 2009, the market value of the Company’s investment in Genmab was approximately $85.3 million.

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

As part of the collaboration, BMS is responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and Europe, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of products intended solely for regulatory approval in the United States, and BMS will be fully responsible for all development efforts that relate solely to regulatory approval in Europe and other parts of the world. Approximately $2.1 million and $3.5 million of the Company’s revenue for the three month periods ended March 31, 2009 and 2008, respectively, represented the reimbursement of 65% of the Company’s costs associated with the development of ipilimumab recorded in accordance with EITF 99-19.  The Company’s share of the BMS development costs for the three month periods ended March 31, 2009 and 2008 was approximately $9.2 million and $5.3 million, respectively.

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

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

Through March 31, 2009, the Company has not made any milestone payments to Kirin. However, approximately $3.0 million has been paid to Kirin through March 31, 2009 primarily representing a payment due Kirin as a result of the Company’s collaboration with Pfizer, Inc. Based on products the Company is developing, which use or the Company believes may use Kirin technology and that (i) are currently in clinical trials, or (ii) the Company anticipates may enter clinical trials by the end of 2010, the Company may be required to make milestone payments to Kirin aggregating up to approximately $4.25 million per product with respect to such products. The Company’s future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

Other Contingent Arrangements

The Company has entered into a number of other agreements that contain in-licenses of third-party technology (in addition to Kirin) which may be used together with the Company’s own platform technologies for the generation, development and/or manufacture of its antibody products. In addition, the Company has entered into other third-party agreements that contain in-licenses associated with antibody products that target specific antigens. Many of these agreements contain milestones payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of the Company’s products currently under development trigger such milestone payments. Through March 31, 2009, the Company has made milestone payments under these agreements of approximately $2.2 million. In addition, under the agreements the Company currently has in place (other than with Kirin), based on a total of ten products the Company is developing for which milestones are potentially due and that (i) are now in clinical trials or (ii) which the Company anticipates may enter clinical trials before the end of 2010, the Company may be obligated to make future milestone payments aggregating up to approximately

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

$57.5 million with respect to such products. In general, potential milestone payments for antibody product candidates may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these milestone payments per product include:

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

Legal Proceedings

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

Other comprehensive income (loss) includes changes in the fair value of the Company’s marketable securities and foreign exchange translation adjustments. The following table sets forth the components of comprehensive income (loss):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(48,603)	$103,312
Unrealized loss on securities	(1,339)	(18,612)
Unrealized loss on foreign exchange	—	(2,572)
Total comprehensive income (loss)	$(49,942)	$82,128

8.             Segment Information

The Company is an integrated monoclonal antibody-based company with antibody discovery, development and clinical manufacturing capabilities. The operations of the Company and its subsidiaries constitute one business segment.

Revenue from partners representing 10% or more of total revenues is as follows:

	Three Months Ended March 31,
Partner	2009	2008
Bristol-Myers Squibb	28%	36%
Pfizer	28%	24%
MedImmune	13%	2%

9.                                                              Subsequent Event

On April 20, 2009 Merck & Co., Inc. (“Merck”), Medarex and Massachusetts Biologic Laboratories (“MBL”) announced that they had signed an exclusive worldwide license agreement for MDX-066/MDX-1388, an investigational fully human monoclonal antibody combination developed to target and neutralize Clostridium difficile toxins A and B, for use with respect to C. difficile infection.  MDX-066 and MDX-1388 were co-developed by Medarex and MBL.

Under the terms of the agreement, Merck gains worldwide rights to develop and commercialize MDX-066 and MDX-1388.  Medarex and MBL will each receive an upfront payment of $30.0 million and are potentially eligible to each receive additional cash payments up to $82.5 million upon the achievement of certain events associated with the development and approval of a drug candidate covered by the license agreement.  Upon commercialization, Medarex and MBL will also be eligible to receive double digit royalties on product sales and milestone payments if certain sales targets are met.  In accordance with the pre-existing collaboration agreement between Medarex and MBL, all payments will be divided equally.  The closing of the transaction is subject to clearance under the Hart-Scott-Rodino Antitrust Improvement Act, as well as other customary closing conditions.

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

Our UltiMAb® and ADC technologies provide the foundation for our pipeline of innovative antibody-based therapeutics. Through the application of our technology platform assets, we are advancing a strong portfolio of strategic assets—those antibody-based product candidates with direct commercial opportunity for Medarex—through research, manufacturing and clinical development (the “Strategic Assets”). Our Strategic Assets provide us with the strategic options to either retain full economic rights to innovative antibody therapeutics or seek favorable economic terms through advantageous commercial partnerships. The most advanced of our Strategic Assets are in Phase 3 or Phase 2 clinical trials.

Beyond our Strategic Assets, a number of fully human antibody product candidates have been generated from Medarex technology and are being developed separately by licensing partners, including companies such as Amgen, Inc., Bristol-Myers Squibb Company, Centocor, Inc., Eli Lilly and Company, Genmab A/S, ImClone Systems Incorporated, MedImmune, Inc., Novartis Pharma AG and Pfizer Inc. (the “Financial Assets”). In general, the Financial Assets potentially generate development milestone payments and royalties upon commercialization. The most advanced of these products have received marketing approval or are the subject of regulatory applications for marketing authorization.

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

We have a history of operating losses and may not achieve profitability. As of March 31, 2009, we had an accumulated deficit of approximately $1.1 billion. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our potential products, invest in research, move forward with our product development and prepare to commercialize our product(s). Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional potential product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our products progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or sales of stock of partners in which we have an equity ownership or delay, reduce or eliminate certain of our research and development programs.

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

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities on our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded (other than Genmab) represented approximately 1.5% and 1.2% of our total marketable securities as of March 31, 2009 and December 31, 2008.

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

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in a separate line item in our consolidated balance sheet entitled “Investments in, and advances to, other partners” and were approximately $0.8 million as of March 31, 2009. These securities are carried at original investment cost and adjusted for other than temporary impairment charges, if any. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, management of these companies, financial statements, and other external sources.  Specifically, our determination of any potential impairment of the value of privately-held securities includes an analysis of the following for each company on a periodic basis:  review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives.  Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

Financial assets recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

•                  Level 1 — Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market which we have the ability to access at the measurement date (examples include active exchange-traded equity securities and most U.S. Government and agency securities).

•                  Level 2 — Financial assets whose values are based on quoted market prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

•                  Level 3 — Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.  We do not currently have any Level 3 financial assets.

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

The fair value of each option grant is estimated using the Black-Scholes option pricing method.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (generally 4 years).  Use of a valuation model requires management to make certain assumptions with respect to selected model inputs.  In order to estimate the grant date fair value, option pricing models require the use of estimates and assumptions as to (i) the expected term of the option, (ii) the expected volatility of the price of the underlying stock, (iii) the risk free interest rate for the expected term of the option and (iv) pre-vesting forfeiture rates.  The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior.  The expected volatility of the price of the underlying stock is based on the historical volatility of our common stock.  The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant.  Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures.  The following table sets forth the assumptions used to calculate the fair value of options granted for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Expected dividend yield	0%	0%
Expected stock price volatility	81.7%	81.5%
Risk free interest rate	1.66%	2.57%
Expected life of options (years)	6.4	6.4

Our results of operations for the three month periods ended March 31, 2009 and 2008 include share based compensation expense of approximately $4.9 million and $5.3 million, respectively.  As of March 31, 2009, the total unrecognized compensation cost related to non-vested stock options was approximately $33.2 million.  This cost is expected to be recognized over a weighted average period of 2.5 years.

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

Results of Operations

Three months ended March 31, 2009 and 2008

Contract and License Revenues

Contract and license revenues totaled $7.0 million and $7.1 million for the three month periods ended March 31, 2009 and 2008, respectively, a decrease of $0.1 million, or 2%.  Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $0.5 million and $0.9 million for the three month periods ended March 31, 2009 and 2008, respectively, a decrease of $0.4 million, or 38%.  The decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in 2009 as compared to 2008.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19.  Reimbursement of development costs totaled $3.3 million and $4.0 million for the three month periods ended March 31, 2009 and 2008, respectively, a decrease of $0.7 million, or 17%.  These costs related primarily to the development of ipilimumab with Bristol-Myers Squibb Company or BMS.

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

Research and development expenses for our products in development were $47.1 million and $49.3 million for the three month periods ended March 31, 2009 and 2008, respectively, a decrease of $2.2 million, or 5%.

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

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Research	$13,302	$13,842
Product Development	33,767	35,450
Total	$47,069	$49,292

Research Costs

Research costs for the three month period ended March 31, 2009 decreased by $0.5 million, or 4%, as compared to the three month period ended March 31, 2008. The decrease in research costs primarily relates to the following:

•                           Outside funding of research expenses includes funds paid to certain partners for research services. Third party research costs for the three month period ended March 31, 2009 were zero, a decrease of $0.8 million as compared to the three month period ended March 31, 2008.  This decrease reflects the expiration and our non-renewal of one of our third party research agreements near the end of the second quarter of 2008.

Product Development Costs

Product development costs for the three month period ended March 31, 2009 decreased by $1.7 million, or 5%, as compared to the three month period ended March 31, 2008.  The decrease in product development costs primarily relates to the following:

•                           Our share of partners’ product development costs for the three month period ended March 31, 2009 was $10.3 million, an increase of $3.9 million, or 61%, as compared to the three month period ended March 31, 2008. These costs primarily represent our share (35%) of the BMS costs for the development of ipilimumab.  We expect our 35% share of BMS’s costs related to the development of ipilimumab may increase in the future as BMS continues to increase its development activities related to ipilimumab.

•                           Outside laboratory costs for the three month period ended March 31, 2009 were $0.7 million, a decrease of $2.0 million, or 75%, as compared to the three month period ended March 31, 2008. This decrease primarily reflects the cost of various toxicology studies which occurred during the three month period ended March 31, 2008 related to our antibody drug conjugate projects for which there were no comparable costs in the first quarter of 2009.

•                           Clinical research fees for the three month period ended March 31, 2009 were $4.3 million, a decrease of $1.7 million, or 28%, as compared to the three month period ended March 31, 2008. This decrease resulted primarily from decreased Phase 3 clinical trial activity (managed by us) related to ipilimumab. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials may increase in the future as we continue to develop our therapeutic product pipeline.

•                           Patent costs for the three month period ended March 31, 2009 were $0.7 million, a decrease of $1.1 million, or 61%, as compared to the three month period ended March 31, 2008. This decrease primarily reflects the timing of the costs associated with securing and maintaining our patent portfolio. Our period-to-period patent costs can fluctuate significantly and are difficult to predict.

The following table reflects research and development costs recognized for our most advanced product candidates currently in development for the three month periods ended March 31, 2009 and 2008. Costs for the product candidates identified in the following table include, among other things, labor, preclinical study support, contract manufacturing, clinical trial services and partner expense, where applicable.  The project costs listed in the following table may fluctuate from period to period depending on the stage of development as well as other factors discussed below which can also impact the timing of costs incurred.

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Ipilimumab (MDX-010)(1)	$12,220	$10,238
MDX-1100	3,419	2,822
MDX-1203/ADC	1,261	3,623
MDX-1106	1,849	1,943
MDX-1342	2,522	1,973
MDX-060	414	739
Other research and development projects(2)	10,739	10,205
Non-project related costs(3)	11,991	14,325
Stock-based compensation expense	2,654	2,178
Celldex research and development expenses(4)	—	1,246
Total research and development expenses	$47,069	$49,292

(1)   Represents 100% of our development costs and our 35% of BMS development costs for ipilimumab for each of the years identified. We are reimbursed (by BMS) for 65% of our development costs. Such reimbursements are recognized as revenue. See Note 5 to the consolidated financial statements for further explanation of the cost sharing arrangement between us and BMS.

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

(4)   Represents 100% of Celldex research and development expenses for the period from January 1, 2008 through March 7, 2008 which were consolidated for accounting purposes prior to Celldex’s merger with AVANT Immunotherapeutics, Inc. on March 7, 2008 (see Note 2 to the consolidated financial statements for further explanation).

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $10.5 million and $12.4 million for the three month periods ended March 31, 2009 and 2008, respectively, a decrease of $1.9 million, or 15%.  The decrease is primarily attributable to approximately $1.7 million of Celldex general and administrative expenses for the period from January 1, 2008 through March 6, 2008 which were consolidated in our results of operations prior to Celldex’s merger with AVANT.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate represents our share of the net loss of Celldex Therapeutics. Equity in net loss of affiliate totaled $2.4 million and $1.8 million for the three month periods ended March 31, 2009 and 2008, respectively, an increase of $0.6 million, or 35%.  Beginning on March 7, 2008, we began to account for our investment in Celldex Therapeutics under the equity method of accounting in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock (see Note 2 to the consolidated financial statements for further information).  The recognition of our share of the net losses of Celldex Therapeutics reduces the carrying value, or basis, of our investment in Celldex Therapeutics.

Interest and Dividend Income and Realized Gains

Interest and dividend income and realized gains consist primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income and realized gains were $2.0 million and $4.5 million for the three month periods ended March 31, 2009 and 2008, respectively, a decrease of $2.5 million, or 55%.  This decrease primarily reflects lower interest rates earned on our investment portfolio.

Gain on Sale of Genmab Stock

In February 2008, we completed the sale of 2.5 million shares of Genmab through a block trade. We received net proceeds of approximately $151.8 million from such block trade resulting in a realized gain of approximately $151.8 million as our cost basis for these shares was zero. As a result of this transaction, our ownership percentage in Genmab was reduced to approximately 5.1%. There was no comparable sale of Genmab shares for the three month period ended March 31, 2009.

Interest Expense

Interest expense for the three month periods ended March 31, 2009 and 2008 relates primarily to interest and amortization of issuance costs on our 2.25% Convertible Senior Notes issued in May 2004, or the 2.25% notes. Interest expense was $1.5 million and $1.5 million for the three month periods ended March 31, 2009 and 2008, respectively.

Provision (Benefit)  for Income Taxes

Our provision (benefit) for income taxes was $(16) thousand and $23 thousand for the three month periods ended March 31, 2009 and 2008, respectively.  The benefit for income taxes for the three month period ended March 31, 2009 is the result of recently enacted legislation which provides certain companies the opportunity to receive tax refunds for certain research credit carryovers.

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

	March 31,	December 31,
Liquidity and Capital Resources	2009	2008
(Dollars in thousands)
Cash, cash equivalents and marketable securities (other than Genmab)	$322,836	$353,668
Marketable securities — Genmab	$85,274	$87,428

We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities to preserve principal.

	Three Months Ended March 31,
Statement of Cash Flows	2009	2008
(Dollars in thousands)
Cash provided by (used in):
Operating activities	$(31,081)	$(45,369)
Investing activities	$3,502	$156,733
Financing activities	$(6)	$1,034

Cash Used in Operating Activities

Cash used in operating activities was $31.1 million and $45.4 million for the three month periods ended March 31, 2009 and 2008, respectively. This reflects a decrease of $14.3 million in 2009 as compared to the same period in 2008 and was primarily the result of decreased research and development expenses and decreased general and administrative expenses as described in “Results of Operations” as well as a decrease in accrued liabilities.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $3.5 million and $156.7 million for the three month periods ended March 31, 2009 and 2008, respectively.  The decrease in cash provided by investing activities was $153.2 million and was primarily the result of the following factors:

•                  Proceeds from the sale of Genmab stock were $0 and $151.8 million for the three month periods ended March 31, 2009 and 2008, respectively.

•                  Purchases of marketable securities totaled $0 and $35.9 million for the three month periods ended March 31, 2009 and 2008, respectively.  The  2008 purchase was made with a portion of the proceeds received from the sale of our Genmab stock.

•                  Sales and maturities of marketable securities were $3.8 million and $42.0 million for the three month periods ended March 31, 2009 and 2008, respectively.  Proceeds from sales and maturities of marketable securities in 2009 and 2008 were primarily used to fund operations and capital expenditures.

Cash Provided by (Used In) Financing Activities

Cash provided by (used in) financing activities was $(6) thousand and $1.0 million for the three month periods ended March 31, 2009 and 2008, respectively.  Cash provided by financing activities for the three month period ended March 31, 2008 primarily represents cash received from the exercise of stock options.

Other Liquidity Matters

Merck License Agreement

On April 20, 2009 Merck & Co., Inc. (“Merck”), Medarex and Massachusetts Biologic Laboratories (“MBL”) announced that they had signed an exclusive worldwide license agreement for MDX-066/MDX-1388, an investigational fully human monoclonal antibody combination developed to target and neutralize Clostridium difficile toxins A and B, for use with respect to C. difficile infection.  MDX-066 and MDX-1388 were co-developed by us and MBL.

Under the terms of the agreement, Merck gains worldwide rights to develop and commercialize MDX-066 and MDX-1388.  We and MBL will each receive an upfront payment of $30.0 million and are potentially eligible to each receive additional cash payments up to $82.5 million upon the achievement of certain events associated with the development and approval of a drug candidate covered by the license agreement.  Upon commercialization, we and MBL will also be eligible to receive double digit royalties on product sales and milestone payments if certain sales targets are met.  In accordance with the pre-existing collaboration agreement between us and MBL, all payments will be divided equally.  The closing of the transaction is subject to clearance under the Hart-Scott-Rodino Antitrust Improvement Act, as well as other customary closing conditions.

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

Through March 31, 2009, we have not made any milestone payments to Kirin although approximately $3.0 million has been paid to Kirin through March 31, 2009 primarily representing a payment due Kirin as a result of our collaboration with Pfizer. Based on products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials or (ii) we anticipate may enter clinical trials by the end of 2010, we may be required to make milestone payments to Kirin aggregating up to approximately $4.25 million per product with respect to such products. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through March 31, 2009, we have made milestone payments of approximately $2.2 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of ten products we are developing for which milestones are potentially due and that (i) are now in clinical trials or (ii) which we anticipate may enter clinical trials before the end of 2010, we may be obligated to make future milestone payments aggregating up to approximately $57.5 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

Future Liquidity Resources

Our current sources of liquidity are our cash, cash equivalents and marketable securities, interest and dividends earned on such cash, cash equivalents and marketable securities, contract and licensing revenue and sales of our products for research. We believe that such sources of liquidity, including the proceeds received from the sale of our 2.25% convertible senior notes, will be sufficient to meet our operating, debt service, and capital requirements for at least the next 24 months. To the extent our 2.25% notes are not converted into shares of our common stock on or before their maturity date, we will have to either refinance the principal amount due or repay the principal amount of the notes. In any event, we may require additional financing within this time frame and may raise funds through public or private financings, sales of stock of partners in which we have an equity ownership, line of credit arrangements, collaborative relationships and/or other methods. The use of cash on hand or other financial alternatives will depend on several factors including, but not limited to, the future success of our products in clinical development, the prevailing interest rate environment, and access to the capital markets. We cannot assure you that we will be able to raise such additional funds. We may be unable to raise sufficient funds to complete development of any of our product candidates or to continue operations. As a result, we may face delay, reduction or elimination of research and development programs or preclinical or clinical trials, in which case our business, financial condition or results of operations may be materially harmed.

Recently Adopted Accounting Pronouncements

In December 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We adopted EITF 07-1 effective January 1, 2009 and its adoption did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (Statement No. 141 (R)), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Statement No. 141 (R) also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. Statement No. 141 (R)

makes various other amendments to authoritative literature intended to provide additional guidance or conform the guidance in that literature to that provided in Statement No. 141 (R). Statement No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of Statement No. 141 (R) did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (Statement No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Statement No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. Statement No. 160 also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. Statement No. 160 also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Statement No. 160 applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted Statement No. 160 effective January 1, 2009 and its adoption did not have a significant impact on our consolidated financial statements.

In November 2008, the FASB ratified the consensus reached in EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6).  The equity method of accounting is required for investments when the investor does not control an investee but has the ability to exercise significant influence over its operating and financial policies in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in common Stock.  The EITF concluded that an equity method investor shall recognize gains and losses in earnings for the issuance of shares by the equity method investee, provided that the issuance of shares qualifies as a sale of shares (and not a financing, as would be the case if the shares were sold subject to a forward contract to repurchase the shares).

Prior to the adoption of EITF 08-6, equity method investors followed the guidance of Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary (SAB No. 51), in accounting for the issuance of shares by the equity method investee. SAB No. 51 precludes gain recognition in certain situations (e.g. share issuance as part of a broader corporate reorganization, situations where an entity’s ability to exist is in question, etc.) and otherwise permits a registrant to elect an accounting policy of recognizing gains in the statement of operations or in equity.  EITF 08-6 eliminated the SAB No. 51 exceptions to gain recognition and the accounting policy choice.

We previously accounted for sales of stock by a subsidiary in accordance with SAB No. 51 and accordingly, accounted for any gains as a component of equity as opposed to including such gains in the statement of operations.  With the adoption of EITF 08-6, any gains arising out of sales of stock by a subsidiary will be included in our statement of operations.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (FSP APB 14-1).  FSP APB 14-1 requires the issuer of certain debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires retroactive application to all periods presented and does not grandfather existing instruments.  We adopted FSP APB 14-1 effective January 1, 2009 and its adoption had no impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

At its April 2009 Board meeting, the FASB issued the following:

•                  Staff Position No. 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2).  FSP 115-2 provides new guidance on the recognition of an Other Than Temporary Impairment and provides new disclosure requirements.  The recognition and presentation provisions apply only to debt securities classified as available for sale and held to maturity.

•                  Proposed Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments; An amendment of FASB Statement No 107 (FSP 107-1).  FSP 107-1 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (Statement No. 107), to interim financial statements of publicly traded companies.  Statement No. 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized), when practicable to do so.  These fair value disclosures must be presented together with the carrying amount of the financial instruments in a manner that clearly distinguishes between assets and liabilities and indicates how the carrying amounts relate to amounts reported on the balance sheet.  An entity must also disclose the methods and significant assumptions used to estimate the fair value of the financial instruments.

•                  FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (FSP 157-4).  FSP 157-4 amends FASB Statement No. 157, Fair Value Measurement, to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability.

Each of the accounting pronouncements listed above is effective for interim and annual periods ending after June 15, 2009.  We are in the process of reviewing the impact of each of the accounting pronouncements listed above but we do not expect the adoption of these accounting pronouncements to have a material impact on our financial consolidated statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

The recent and precipitous decline in the market value of certain securities backed by residential mortgage loans has led to a large liquidity crisis affecting the broader U.S housing market, the financial services industry and global financial markets.  Investors holding many of these and related securities have experienced substantial decreases in asset valuations and uncertain secondary market liquidity.  Overall liquidity for many debt issues has declined, meaning that we may realize losses if we are required to liquidate securities upon short notice.  Additionally, the credit quality of certain issues and issuers has declined, causing ratings downgrades and in some cases uncertainty regarding the ability of issuers to repay principal amounts.  Credit rating authorities have, in many cases, been slow to respond to the rapid changes in the underlying value of certain securities and pervasive market illiquidity regarding these securities.  Also, with respect to mortgage and asset backed securities, overall economic conditions have generated concerns about the value of the underlying assets held as collateral and highlighted risks associated with insurance policies used to enhance the credit of the related debt issues.  To date, we have not experienced defaults on any of our investment securities.

As a result, this “credit crisis” may have a potential impact on the determination of the fair value of financial instruments or possibly require impairments in the future should the value of certain investments suffer a decline in value which is determined to be other than temporary. We currently do not believe that any change in the market value of fixed income investments in our portfolio is material, or warrants a determination that there was an other than temporary impairment, and we continue to monitor our investments closely.

We may be exposed to exchange conversion differences in translating the value of our investment in Genmab to U.S. dollars. Depending upon the relative strengthening or weakening of the U.S. dollar, the conversion difference could be significant.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  Our principal executive officer and principal financial officer reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2009 our disclosure controls and procedures were effective in ensuring that all material information required to be included in this Quarterly Report on Form 10-Q was made known to them in a timely fashion.

Changes in Internal Control Over Financial Reporting: Such evaluation did not identify any significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the inquiry and investigation described above, in the ordinary course of our business, we are at times subject to various legal proceedings. We do not believe that any of our current ordinary course legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 1A. Risk Factors

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our Form 10-K filed on February 27, 2009 with the SEC for the year ended December 31, 2008.

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

•           changes in legal and regulatory requirements; and

•           failure to achieve market acceptance.

Because of these risks, our research and development efforts or those of our partners may not result in commercially viable products. If a significant portion of these development efforts are not successfully completed, required regulatory approvals are not obtained or are significantly delayed, or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

Our revenue and profit potential are unproven.  No revenues have been generated from the commercial sale of our products and our products may not generate commercial revenues in the future.

Because we have not begun commercial sales of our products, our revenue and profit potential are unproven, which makes it difficult for an investor to evaluate our business and prospects. No revenues have been generated from the commercial sale of our products, and our products may not generate revenues in the future. Our business and prospects should be considered in light of the heightened risks and unexpected expenses and problems we may face as a company in a rapidly evolving biopharmaceutical industry.

*We have incurred large operating losses, and we anticipate that these losses will continue.

We have incurred large operating losses, and we anticipate that these losses will continue for the foreseeable future. In particular, as of March 31, 2009, we had an accumulated deficit of approximately $1.1 billion. Our net loss was $48.6 million and $38.5 million for the three month period ended March 31, 2009 and the year ended December 31, 2008, respectively.  Our net loss for the year ended December 31, 2008 included a realized gain of approximately $151.8 million from the sale of a portion of our Genmab stock.  Excluding this realized gain, our net loss for the year ended December 31, 2008 would have been $190.3 million.  Our losses have resulted principally from:

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

As a result, this “credit crisis” may have a potential impact on the determination of the fair value of certain of our investments, or possibly require impairments in the future, should the value of certain of our investments suffer a decline in value which is determined to be other than temporary.  We currently do not believe that any change in the market value of fixed income investments in our portfolio is material, nor does it warrant a determination that there was an other than temporary impairment.  We continue to monitor our investments closely and a future decline in value of such investments which is determined to be other than temporary may require us to record a material impairment of the fair value of those investments.

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

*Due to the size of our equity interest in Celldex Therapeutics, we must include a portion of its income and losses in our financial statements.

Due to the size of our equity interest in Celldex Therapeutics, Inc., we are currently required to account for our interest in Celldex Therapeutics under the equity method of accounting, which provides that we must include a portion of Celldex Therapeutics’s income and losses equal to our percentage equity interest in Celldex Therapeutics in our consolidated financial statements.  For the three month period ended March 31, 2009, our share of the net loss of Celldex Therapeutics was approximately $2.4 million.

*Our strategic equity investments in our partners expose us to equity price risk and, in addition, investments in our partners may be deemed impaired, which would affect our results of operations.

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

Other technologies can also be applied to the treatment of the diseases that we or our partners are pursuing. For example, ADCs are being developed by others, as well as by us.  Companies such as Genentech, Seattle Genetics (and its partners, including Progenics Parmaceuticals, Inc. and Curagen Corporation), Immunogen (and its partners, including Bayer HealthCare and sanofi-aventis), and Wyeth have generated ADCs that are currently in development or on the market that utilize ADC technologies other than Medarex’s ADC technology, and these ADC product candidates may compete with ADC product candidates developed using Medarex’s ADC platform technology.  Other companies are developing antibodies linked to radioactive isotopes. Companies are also developing technologies for the creation of antibody alternatives or mimetics, alternative products with properties similar to antibodies. In addition, the application of recombinant DNA technology to develop potential products consisting of proteins (such as growth factors, hormones, enzymes, cytokines receptor fragments and fusion proteins) that do not occur normally in the body, or occur only in small amounts, has been under way for some time. Included in this group are interleukins such as IL-2 and IL-11, interferons, colony stimulating factors such as G-CSF and GM-CSF, clotting factors, growth hormones, erythropoeitin, DNAse, tPA, glucocerebrosidase, PDGF and a number of other similar biological agents. Continuing development of new chemical entities and other drugs by pharmaceutical and other biotechnology companies carries with it the potential discovery of agents for treating disease indications also targeted by drugs that we or our partners are developing.

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

We have obtained orphan drug designation in the United States for ipilimumab and certain of our other product candidates in development, and therefore each is eligible for orphan drug exclusivity if approved first. The FDA’s approach with respect to orphan drug status for antibody products is uncertain, particularly with respect to whether two antibody products against the same disease target would be considered to be the same for orphan drug purposes under current law and regulations.  Furthermore, we are not aware of established FDA policies or precedent for how orphan drug exclusivity applies in circumstances where two or more compounds with orphan drug designations are approved for combination therapy. The FDA may not grant us exclusivity for ipilimumab, or may permit others to receive approval for differing combinations of similar compounds despite any orphan drug exclusivity we receive for different uses or for treating metastatic melanoma, depending on the FDA’s assessment of the similarity of the other drugs to our products.  Orphan drug exclusivity also does not prevent the FDA from permitting others to market the same compound for different uses than the orphan use. We therefore may not receive any meaningful protection for ipilimumab or our other product candidates based on orphan drug exclusivity.

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

There is no such abbreviated approval process under current law for biological products approved under the Public Health Service Act through a BLA, such as monoclonal antibodies, cytokines, growth factors, enzymes, interferons and certain other proteins. However, various proposals have been made to establish an abbreviated approval process to permit approval of generic or follow-on versions of certain types of biological products. The proposals include proposals for legislation, and proposals for the FDA to extend its existing authority to this area.

If the law is changed or if the FDA somehow extends its existing authority in new ways, and third parties are permitted to obtain approvals of versions of our antibody products through an abbreviated approval mechanism, and without conducting full clinical studies of their own, it could materially harm our business. Such products would be significantly less costly than ours to bring to market, and could lead to the existence of multiple lower priced competitive products. This would substantially limit our ability to obtain a return on the investments we have made in those products.

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

Moreover, other parties could have blocking patent rights to products made using the HuMAb-Mouse® and KM-Mouse® technologies, such as antibodies, and their production and uses, based on proprietary rights covering the antibody or the antibody’s target or the method of manufacturing or use of the antibody.  For example, we are aware of certain U.S. and foreign patents owned by third parties relating to antibody product candidates that we are developing alone or with our collaborators, including to specific targets for making monoclonal antibodies, to human monoclonal antibodies, and to the method of manufacture and use of such products.

Third parties may allege our products or technologies infringe their patents or may challenge the validity of our patents and our other intellectual property rights, resulting in litigation or other time-consuming and expensive proceedings which could deprive us of valuable products and/or rights.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.  If we become involved in any intellectual property litigation, interference or other judicial or administrative proceedings, we may incur substantial expenses and the efforts of our technical and management personnel may be diverted.  If any of our products or technologies are found to infringe a third party’s patent or violate their proprietary rights, such an adverse determination may subject us to significant liabilities, including payment of significant monetary damages and royalties, or require us to seek licenses from third parties that may not be available on commercially favorable terms, if at all.  Therefore, we and our partners may be restricted or prevented from further product development or commercializing and selling products that are covered by third party intellectual property.    This could materially harm our business, financial condition and results of operations.

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

Risks Related to Our Common Stock

*Our stock price may be volatile.

Historically, there has been significant volatility in the market prices of biotechnology companies’ securities. During the two-year period ended March 31, 2009, the sale prices of our common stock ranged between $3.40 and $18.23.  Various factors and events may have a significant impact on the market price of our common stock. These factors include, by way of example:

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

As of April 30, 2009, we had 21,942,255 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our equity incentive plans having a weighted average exercise price of $9.14 per share and we had reserved 8,719,121 shares of common stock for issuance pursuant to future grants of options under our equity incentive plans. We have filed registration statements on Form S-8 under the Securities Act of 1933, as amended, covering all of these shares. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

As of April 30, 2009, we had reserved 171,053 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 under the Securities Act covering all of those shares. All shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ Global Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of April 30, 2009, we had 10,936,935 shares of common stock reserved for issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

Upon the occurrence of certain change of control events of our Company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. As of April 30, 2009, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

MEDAREX, INC.
(Registrant)

Date: May 4, 2009	By:	/s/ HOWARD H. PIEN
Howard H. Pien
President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 4, 2009	By:	/s/ CHRISTIAN S. SCHADE
Christian S. Schade
Senior Vice President
Finance & Administration,
Chief Financial Officer
(Principal Financial and
Accounting Officer)