Form 10-Q
period 2009-06-30
MEDAREX INC
filed 2009-08-03
CIK 874255

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting Company)

Indicate by check ☒ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2009
Common Stock, $.01 par value	129,052,783

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$78,976	$72,482
Marketable securities	261,672	281,186
Prepaid expenses and other current assets	18,661	21,793
Total current assets	359,309	375,461

Property, buildings and equipment:
Land	6,780	6,780
Buildings and leasehold improvements	86,963	86,901
Machinery and equipment	69,011	70,314
Furniture and fixtures	4,947	4,932
	167,701	168,927
Less accumulated depreciation and amortization	(105,421)	(101,773)
	62,280	67,154

Marketable securities — Genmab	78,596	87,428
Marketable securities — Celldex Therapeutics	23,154	—
Investment in Celldex Therapeutics	—	3,047
Investments in, and advances to, other partners	790	790
Segregated securities	1,300	1,300
Other assets	1,321	1,675
Total assets	$526,750	$536,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$4,991	$5,721
Accrued liabilities	43,287	30,516
Deferred contract revenue - current	26,919	28,062
Total current liabilities	75,197	64,299

Deferred contract revenue - long-term	97,997	73,577
Other long-term liabilities	4,415	4,670
2.25% Convertible senior notes due May 15, 2011	146,392	145,430

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 128,773,193 shares issued and 128,739,353 shares outstanding at June 30, 2009 and 128,539,618 shares issued and 128,505,778 shares outstanding at December 31, 2008	1,288	1,285
Capital in excess of par value	1,206,100	1,192,709
Treasury stock, at cost 33,840 shares in 2009 and 2008	(85)	(85)
Accumulated other comprehensive income	102,482	84,156
Accumulated deficit	(1,107,036)	(1,029,186)
Total shareholders’ equity	202,749	248,879
Total liabilities and shareholders’ equity	$526,750	$536,855

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Contract and license revenues	$15,493	$5,516	$22,469	$12,626
Contract and license revenues from Genmab	179	375	724	1,249
Reimbursement of development costs	3,829	4,069	7,145	8,088
Total revenues	19,501	9,960	30,338	21,963

Costs and expenses:
Research and development	50,759	52,574	97,828	101,866
General and administrative	10,527	12,435	21,040	24,844
Total costs and expenses	61,286	65,009	118,868	126,710
Operating loss	(41,785)	(55,049)	(88,530)	(104,747)

Equity in net loss of affiliate	(2,500)	(3,546)	(4,916)	(5,331)
Interest and dividend income and realized gains	2,157	3,710	4,198	8,238
Gain on sale of Genmab stock	—	—	—	151,834
Gain on sale of Celldex Therapeutics stock	14,300	3,331	14,300	3,331
Interest expense	(1,499)	(1,545)	(2,998)	(3,089)
Income (loss) before provision (benefit) for income taxes	(29,327)	(53,099)	(77,946)	50,236
Provision (benefit) for income taxes	(80)	—	(96)	23
Net income (loss)	$(29,247)	$(53,099)	$(77,850)	$50,213

Net income (loss) per share:
basic	$(0.23)	$(0.42)	$(0.60)	$0.39
diluted	$(0.23)	$(0.42)	$(0.60)	$0.38

Weighted average number of common shares outstanding:
basic	128,931	127,724	128,803	127,927
diluted	128,931	127,724	128,803	138,864

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income (loss)	$(77,850)	$50,213
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,192	6,932
Amortization	1,321	1,435
Amortization of net bond premium/discount	554	(1,206)
Stock based compensation and vesting of restricted stock units	11,655	12,506
Equity in net loss of Celldex Therapeutics	4,916	5,331
Gain on sale of Genmab stock	—	(151,834)
Gain on sale of Celldex Therapeutics/AVANT stock	(14,300)	(3,331)
Gain on sale of IDM Pharma stock	(157)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,263	6,557
Trade accounts payable	(730)	(1,685)
Accrued liabilities	13,160	(5,789)
Deferred contract revenue	23,277	(4,532)
Net cash used in operating activities	(30,699)	(85,403)

Investing activities:
Purchase of property and equipment	(1,318)	(2,988)
Proceeds from sale of Genmab stock	—	151,834
Proceeds from sale of Celldex Therapeutics/AVANT stock	14,300	4,343
Decrease in segregated cash	—	49
Purchase of marketable securities	—	(60,160)
Sales and maturities of marketable securities	23,121	77,264
Net cash provided by investing activities	36,103	170,342

Financing activities:
Cash received from sales of securities and exercise of stock options, net	1,121	3,204
Principal payments under capital lease obligations	(31)	(33)
Net cash provided by financing activities	1,090	3,171
Effect of exchange rate differences on cash and cash equivalents	—	(20)
Effect of change in accounting from consolidation to equity method	—	3,584
Net increase in cash and cash equivalents	6,494	91,674
Cash and cash equivalents at beginning of period	72,482	37,335
Cash and cash equivalents at end of period	$78,976	$129,009

Non-cash investing and financing activities:
Unrealized loss on investment in Genmab	$(8,832)	$(52,277)
Unrealized gain on investment in Celldex Therapeutics	$23,154	$—

Supplemental disclosures of cash flow information
Cash paid during period for:
Income taxes	$—	$—
Interest	$1,688	$1,688

See notes to these unaudited consolidated financial statements.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

1.                             Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of Medarex, Inc. and its subsidiaries (collectively, the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The consolidated interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods ended June 30, 2009 and 2008.

The Company’s financial statements consolidate all of its subsidiaries, including those that it controls and those in which it holds a majority voting interest.  Medarex currently owns approximately 18.7% of the outstanding common stock of  Celldex Therapeutics, Inc. (“Celldex Therapeutics”) (see Note 2).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

Net Income (Loss) per Share

Basic and diluted net income (loss) per share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is based upon the number of weighted average shares of common stock outstanding. Diluted net income (loss) per share is based upon the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding.  Potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three and six month periods ended June 30, 2009 and the three month period ended June 30, 2008, as their effect is antidilutive. Potential shares of common stock result from the assumed conversion of convertible senior notes and are included in the calculation of diluted net income per share for the six month period ended June 30, 2008.  Stock options have been excluded from the computation of diluted net income per share for the six month period ended June 30, 2008 as their effect is antidilutive. A summary of such potentially dilutive securities is as follows:

The following table sets forth the computation of basic and diluted income per share for the six month period ended June 30, 2008:

Income (Numerator):
Net income for basic and diluted income per share	$50,213
Adjustment for interest expense on convertible notes	2,982
Income for diluted income per share	$53,195

Shares (Denominator):
Weighted average shares for basic income per share	127,926,596
Effect of dilutive securities (stock options)	—
Effect of convertible notes, after assumed conversion	10,936,935
Weighted average shares for diluted income per share	138,863,531

Basic net income per share	$0.39
Diluted net income per share	$0.38

Potential shares of common stock that would be issued if all outstanding stock options were exercised (18,992,313 shares), without regard to whether the outstanding stock options were “in the money”, are not included in the computation of diluted net income per share for the six months ended June 30, 2008 because to do so would be antidilutive.

The following table sets forth potential shares of common stock that would be issued if all of the convertible notes were converted to common stock and all of the outstanding stock options were exercised, without regard to whether the convertible notes or outstanding stock options were “in the money”.  These potential shares of common stock are not included in the computation of diluted loss per share for the three and six month periods ended June 30, 2009 and the three month period ended June 30, 2008 because to do so would be antidilutive.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008
Convertible notes	10,936,935	10,936,935	10,936,935
Outstanding stock options	20,424,235	20,424,235	18,992,313
Total shares	31,361,170	31,361,170	29,929,248

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

The Company recorded no impairment charges related to investments in partners whose securities are publicly traded for the three and six month periods ended June 30, 2009 and 2008.  The Company recorded no impairment charges related to investments in partners whose securities are privately held for the three and six month periods ended June 30, 2009 and 2008.  If the Company deems any of its investments to be impaired at the end of any future period, it may incur impairment charges on these investments.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

Financial Instruments

The fair values of cash and cash equivalents, marketable securities, accounts payable and accrued liabilities are not materially different from their carrying amounts as of June 30, 2009 and December 31, 2008.  As of June 30, 2009, the estimated fair value of the Company’s convertible senior notes payable was approximately $142.2 million as compared to a carrying value of approximately $146.4 million.  As of December 31, 2008, the estimated fair value of the Company’s convertible senior notes payable was approximately $104.2 million as compared to a carrying value of approximately $145.4 million.  The estimated fair value of the Company’s convertible senior notes payable as of June 30, 2009 and December 31, 2008 are based on quoted market prices. Receivables from partners are concentrated primarily in the pharmaceutical and biotechnology industries. Although the Company’s partners are concentrated primarily within these two industries, management considers the likelihood of material credit risk as remote.

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

Recently Issued and Adopted Accounting Pronouncements

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

•                  SFAS No. 165, Subsequent Events (“Statement No. 165”) provides authoritative literature for a topic that was previously addressed only in the accounting literature, AICPA AU Section 560, Subsequent Events.  Statement No. 165 resulted in three modifications to the guidance under AU

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

Section 560:  (i) the names of the two types of subsequent events have been changed to recognized subsequent events (currently referred to as Type I) and nonrecognized subsequent events (currently referred to as Type II), (ii) the definition of subsequent events has been modified to refer to events or transactions that occur after the balance sheet date, but before the issuance of the financial statements; and (iii) establishing a requirement for all entities to disclose the date through which the entity has evaluated subsequent events.

The Company adopted the above standards during the quarter ended June 30, 2009.  The adoption of these accounting pronouncements did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Statement No. 168).  Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of Statement No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of Statement No. 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

2.                      Cash and Available for Sale Investments

Cash and available for sale investments consisted of the following as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009				As of December 31, 2008
	Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash Balances	$22,397	$—	$—	$22,397	$1,981	$—	$—	$1,981
Money market funds	56,581	—	(2)	56,579	70,496	11	(6)	70,501
U.S. Treasury Obligations	164,840	2,710	(4)	167,546	130,714	3,373	—	134,087
U.S. Corporate Debt Securities	66,646	666	(47)	67,265	113,355	302	(1,562)	112,095
Mortgage-Backed Securities	29,448	530	(3,295)	26,683	33,619	339	(3,180)	30,778
Equity Securities	9	169	—	178	6,779	—	(2,553)	4,226
Equity Securities — Genmab	—	78,596	—	78,596	—	87,428	—	87,428
Equity Securities – Celldex Ther.	—	23,154	—	23,154	—	—	—	—
	$339,921	$105,825	$(3,348)	$442,398	$356,944	$91,453	$(7,301)	$441,096

Included in cash and cash equivalents	$78,978	$—	$(2)	$78,976	$72,477	$11	$(6)	$72,482
Included in marketable securities	260,943	105,825	(3,346)	363,422	284,467	91,442	(7,295)	368,614
Total available for sale securities	$339,921	$105,825	$(3,348)	$442,398	$356,944	$91,453	$(7,301)	$441,096

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

Approximately $0.2 million and $151.9 million was reclassified from other comprehensive income and recorded as a realized gain for the six month period ended June 30, 2009 and the year ended December 31, 2008, respectively.

The Company’s available for sale U.S. Treasury Obligations and U.S. Corporate Debt Securities had the following maturities at June 30, 2009:

Due in one year or less	$110,218
Due after one year, less than five years	124,594
Due after five years	—

For the three month periods ended June 30, 2009 and 2008, realized gains totaled $14.5 million and $3.3 million, respectively, and realized losses totaled $0 and $0.2 million, respectively.   For the six month periods ended June 30, 2009 and 2008, realized gains totaled $14.5 million and $155.2 million, respectively, and realized losses totaled $0.1 million and $0.2 million, respectively.

Unrealized loss positions related to various debt securities for which other-than-temporary impairments have not been recognized at June 30, 2009, is summarized as follows:

	Fair Value	Unrealized Loss
Purchased and held less than one year	$12,822	$(48)
Purchased and held greater than one year	$17,975	$(3,298)

Unrealized losses in the portfolio relate to various debt securities including U.S. treasury obligations, asset backed securities and corporate bonds.  The unrealized losses relating to debt securities (primarily asset backed securities) were due to changes in interest rates and perceived possible uncertainties regarding scheduled payments. The Company has concluded that unrealized losses in its debt securities are not other-than-temporary as the respective issuers have not defaulted on any payments and Company has the ability to hold securities to maturity date or the recovery period.  There were no unrealized losses related to equity securities as of June 30, 2009.

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

A summary of the fair value of the Company’s financial assets (allocated by Level) as of June 30, 2009 is as follows:

	Level 1	Level 2	Total
Money Market Funds/Cash	$78,976	$—	$78,976
U.S. Treasury Obligations	167,546	—	167,546
U.S. Corporate Debt Securities	—	67,265	67,265
Mortgage-Backed Securities	—	26,683	26,683
Equity Securities	178	—	178
Equity Securities - Genmab	78,596	—	78,596
Equity Securities – Celldex Therapeutics	23,154	—	23,154
Total	$348,450	$93,948	$442,398

3.                              Investment in Celldex Therapeutics, Inc./AVANT Immunotherapeutics, Inc.

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

The Company recorded a non-cash change in interest gain of approximately $14.3 million during the six month period ended June 30, 2008 associated with the change from the consolidation basis to the equity method of accounting.  Because of the uncertainty surrounding the ultimate realizability of the gain, the gain was recorded as an increase to capital in excess of par value, a component of shareholders’ equity.

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

On June 24, 2009, the Company sold 2,000,000 shares of Celldex Therapeutics for $7.15 per share resulting in net proceeds of approximately $14.3 million.  The Company realized a gain of approximately $14.3 million from this transaction.  As a result of this sale of common stock, the Company’s ownership percentage in Celldex Therapeutics was reduced to approximately 18.7%.  As a result of the decrease in the Company’s ownership below 20%, on June 25, 2009 the Company began accounting for its investment in Celldex Therapeutics as a marketable security in accordance with SFAS No. 115.  Accounting for the Company’s investment in Celldex Therapeutics as a marketable security in accordance with SFAS No. 115 resulted in an unrealized gain of approximately $23.2 million as of June 30, 2009.   Such unrealized gain is also included

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

within accumulated other comprehensive income classified within shareholders’ equity in the June 30, 2009 consolidated balance sheet.

As of June 30, 2009, the Company had a receivable from Celldex Therapeutics of approximately $3.0 million which is included within prepaid expenses and other current assets in the Company’s June 30, 2009 consolidated balance sheet.

A member of the Company’s board of directors is also the chairman of the board of directors of Celldex Therapeutics.  As of June 30, 2009, the market value of the Company’s investment in Celldex Therapeutics was approximately $23.2 million.

4.                              Equity-Based Compensation

The Company’s equity awards are governed by its 2005 Equity Incentive Plan, as amended (the “Plan”).  The purchase price of stock options under the Plan is determined in accordance with the Company’s Equity Grant Policy as approved by the Board of Directors of the Company.  The term is fixed by the Compensation and Organization Committee of the Board of Directors, but no incentive stock option is exercisable after 10 years from the date of grant.  Stock options generally vest over a four year period. As of June 30, 2009, a total of 8,928,979 shares were available for future grants under the Plan.

Total stock based compensation expense of approximately $4.7 million for the three month period ended June 30, 2009 has been included in the consolidated statement of operations within research and development expenses ($2.4 million) and general and administrative expenses ($2.3 million).  Total stock based compensation expense of approximately $6.2 million for the three month period ended June 30, 2008 has been included in the consolidated statement of operations within research and development expenses ($2.6 million) and general and administrative expenses ($3.6 million).

Total stock based compensation expense of approximately $9.6 million for the six month period ended June 30, 2009 has been included in the consolidated statement of operations within research and development expenses ($5.1 million) and general and administrative expenses ($4.5 million).  Total stock based compensation expense of approximately $11.5 million for the six month period ended June 30, 2008 has been included in the consolidated statement of operations within research and development expenses ($4.6 million) and general and administrative expenses ($6.9 million).

The following summarizes all stock option transactions for the Company under the Plan for the period from January 1, 2009 through June 30, 2009.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

	Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	17,730,125	$10.08
Granted	3,102,830	$3.76
Exercised	(27,215)	$5.32
Canceled	(157,809)	$9.68
Forfeited	(223,696)	$8.03
Outstanding at June 30, 2009	20,424,235	$9.15	6.1 years	$27,122

Exercisable at end of period	13,699,723	$9.71	4.8 years	$13,005

Vested and unvested expected to vest at June 30, 2009	19,860,262	$9.19	6.0 years	$25,873

The weighted-average grant-date fair value of options granted during the six month periods ended June 30, 2009 and 2008 were $2.68 and $6.48, respectively.  The aggregate intrinsic value of options exercised during these same periods was $0.2 million and $1.3 million, respectively.  The grant-date fair value of shares which vested during the six month periods ended June 30, 2009 and 2008 was $13.5 million and $9.9 million, respectively.  Cash proceeds from stock options exercised during the six month periods ended June 30, 2009 and 2008 totaled $0.1 million and $2.2 million, respectively.

The fair value of each option grant is estimated using the Black-Scholes option pricing method.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (generally 4 years).  Use of a valuation model requires management to make certain assumptions with respect to selected model inputs.  To estimate the grant date fair value, option pricing models require the use of estimates and assumptions as to (i) the expected term of the option, (ii) the expected volatility of the price of the underlying stock, (iii) the risk free interest rate for the expected term of the option and (iv) pre-vesting forfeiture rates. The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior. The expected volatility of the price of the underlying stock is based on the historical volatility of the Company’s common stock. The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant. Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures. The following table sets forth the assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2009 and 2008:

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected stock price volatility	81.5%-81.8%	81.8%	80.1%-81.8%	81.5%-81.9%
Weighted average expected volatility	81.6%	81.9%	81.7%	81.5%
Risk-free interest rate	2.03%-2.57%	3.32%	1.66%-2.57%	2.57%-3.50%
Expected life of options (years)	6.3	6.4	6.4	6.4
Expected dividend yield	0%	0%	0%	0%

As of June 30, 2009, the total unrecognized compensation cost related to non-vested stock options was approximately $28.2 million.  This cost is expected to be recognized over a weighted average period of 2.2 years.

A summary of the Company’s non-vested restricted stock as of June 30, 2009 and changes during the six month period ended June 30, 2009 is as follows:

Non-Vested Restricted Stock	Number of Awards
Non-vested as of January 1, 2009	376,333
Granted	—
Vested	(124,167)
Cancelled	(5,000)
Non-vested as of June 30, 2009	247,166

Deferred Compensation

The Company maintains deferred compensation programs, under which each of the Company’s executive officers may elect to have a portion of their bonuses, which were otherwise payable in cash, converted to restricted stock units representing shares of the Company’s common stock. Participants in the deferred compensation programs can elect to defer up to 100% of their respective bonuses. The number of restricted stock units awarded upon such conversion is determined by dividing (i) the amount of the bonus to be converted by (ii) the fair market value of the Company’s common stock on the grant date. Participants in the deferred compensation programs elect to defer receipt of these restricted stock units until at least the earlier of three years from the grant date or the participant’s termination from the Company. The bonus portion deferred by each participant was matched by the Company at 25%, for deferrals related to 2008 bonuses, and 100% for deferrals related to bonuses prior to 2008.  The Company match related to the 2008 bonus deferrals vests ratably on the first, second and third anniversaries of the grant date.  For deferrals prior to 2008, 25% of the match vested on the grant date, with an additional 25% vesting on each anniversary of the grant date for the next three years. All benefits under each of the deferred compensation programs are distributed in a single payment and will be paid exclusively in the form of shares of the Company’s common stock. The Company’s matching contribution was approximately $0.2 million and $0.2 million for the three month periods ended June 30, 2009 and 2008, respectively, and $0.4 million and $0.3 million for the six month periods ended June 30, 2009 and 2008, respectively.

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

A summary of the Company’s non-vested restricted stock units as of June 30, 2009 and changes during the six month period ended June 30, 2009 is as follows:

Non-Vested Restricted Stock Units	Number of Units
Non-vested as of January 1, 2009	258,013
Granted	557,643
Vested	(292,846)
Forfeited	(11,667)
Non-vested as of June 30, 2009	511,143

5.          Investments in Genmab

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

As of June 30, 2009, the market value of the Company’s investment in Genmab was approximately $78.6 million.

6.             Collaboration Agreements

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

As part of the collaboration, BMS is responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the United States and the European Union, with the remaining 35% to be paid by the Company. The parties will share equally the costs of any clinical trials of products intended solely for regulatory approval in the United States, and BMS will be fully responsible for all

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

development efforts that relate solely to regulatory approval in the European Union and other parts of the world. Approximately $2.6 million and $3.2 million of the Company’s revenue for the three month periods ended June 30, 2009 and 2008, respectively, and approximately $4.7 million and $6.6 million of the Company’s revenue for the six month periods ended June 30, 2009 and 2008, respectively, represented the reimbursement of 65% of the Company’s costs associated with the development of ipilimumab recorded in accordance with EITF 99-19.  The Company’s share of the BMS development costs for the three month periods ended June 30, 2009 and 2008 was approximately $11.1 million and $6.7 million, respectively, and the Company’s share of BMS development costs for the six month periods ended June 30, 2009 and 2008 was approximately $20.3 million and $13.1 million, respectively.

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

Under the terms of the collaboration, the Company could receive up to $205.0 million from BMS if all regulatory milestones are met, plus up to an additional $275.0 million in sales-related milestones. In addition, if the Company exercises its co-promotion option with respect to ipilimumab for the metastatic melanoma indication, and regulatory approval is obtained, the Company would receive 45% of any profits and bear 45% of all losses from commercial sales of such product in the U.S.  In the event the Company chooses not to exercise its co-promotion rights with respect to a product, BMS will have exclusive commercial rights in the U.S. and will pay the Company royalties on commercial sales. Regardless of whether or not the Company exercises its co-promotion option outside the U.S., BMS will have exclusive commercial rights for products and will pay the Company royalties on commercial sales.

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

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

The BMS collaboration became effective in January 2005, and unless terminated earlier, will continue with respect to each product until the expiration of the last profit sharing or royalty obligation with respect to such product.  BMS, however, may terminate the collaboration under certain conditions, in its entirety, on a country-by-country basis or on a product-by-product basis, resulting in the return of all rights to Medarex with respect to such country and/or product.  In addition, either party may terminate the other party’s co-promotion rights in the U.S. in the event that such other party fails to satisfy certain performance criteria.  Either party may terminate the collaboration in the event of certain specified material breaches by the other party.

Merck License Agreement

On April 20, 2009 Merck & Co., Inc. (“Merck”), Medarex and Massachusetts Biologic Laboratories (“MBL”) announced that they had signed an exclusive worldwide license agreement for MDX-066/MDX-1388, an investigational fully human monoclonal antibody combination developed to target and neutralize Clostridium difficile toxins A and B, for use with respect to C. difficile infection.  MDX-066 and MDX-1388 were co-developed by the Company and MBL.

Under the terms of the agreement, Merck gains worldwide rights to develop and commercialize MDX-066 and MDX-1388.  The Company and MBL each received an upfront payment of $30.0 million and are potentially eligible to each receive additional cash payments up to $82.5 million upon the achievement of certain events associated with the development and approval of a drug candidate covered by the license agreement.  These payments are dependent upon completion of certain clinical and regulatory milestones as defined in the Merck License Agreement.  There can be no assurance that these clinical and regulatory achievements will be met and therefore there can be no assurance that the Company will receive such future payments.  Upon commercialization, the Company and MBL will also be eligible to receive double digit royalties on product sales and milestone payments if certain sales targets are met.  In accordance with the pre-existing collaboration agreement between the Company and MBL, all payments will be divided equally.

The Company determined that all elements under the Merck License Agreement should be accounted for as a single unit of accounting under EITF 00-21.  Accordingly deferral of revenue is appropriate regarding nonrefundable upfront fees received in single unit of accounting arrangements.  Due to the Company’s continuing obligations under the Merck License Agreement, the Company has recorded the $30.0 million nonrefundable payment as deferred revenue.  The Company is not currently able to determine the obligation period under the Merck License Agreement.  The Company will continue to defer the revenue from the upfront fee until the Company can determine the obligation period.

7.                                      Contingencies

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

Through June 30, 2009, the Company has not made any milestone payments to Kirin. However, approximately $3.0 million has been paid to Kirin through June 30, 2009 primarily representing a payment due Kirin as a result of the Company’s collaboration with Pfizer, Inc. Based on products the Company is developing, which use or the Company believes may use Kirin technology and that (i) are currently in clinical trials, or (ii) the Company anticipates may enter clinical trials by the end of 2010, the Company may be required to make milestone payments to Kirin aggregating up to approximately $4.25 million per product with respect to such products. The Company’s future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

Other Contingent Arrangements

The Company has entered into a number of other agreements that contain in-licenses of third-party technology (in addition to Kirin) which may be used together with the Company’s own platform technologies for the generation, development and/or manufacture of its antibody products. In addition, the Company has entered into other third-party agreements that contain in-licenses associated with antibody products that target specific antigens. Many of these agreements contain milestones payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of the Company’s products currently under development trigger such milestone payments. Through June 30, 2009, the Company has made milestone payments under these agreements of approximately $2.2 million. In addition, under the agreements the Company currently has in place (other than with Kirin),

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

based on a total of ten products the Company is developing for which milestones are potentially due and that (i) are now in clinical trials or (ii) which the Company anticipates may enter clinical trials before the end of 2010, the Company may be obligated to make future milestone payments aggregating up to approximately $57.5 million with respect to such products. In general, potential milestone payments for antibody product candidates may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these milestone payments per product include:

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

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

8.                             Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in the fair value of the Company’s marketable securities and foreign exchange translation adjustments. The following table sets forth the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(29,247)	$(53,099)	$(77,850)	$50,213
Unrealized gain (loss) on securities	19,665	(31,544)	18,326	(50,156)
Unrealized loss on foreign exchange	—	—	—	(2,572)
Total comprehensive loss	$(9,582)	$(84,643)	$(59,524)	$(2,515)

9.             Segment Information

The Company is an integrated monoclonal antibody-based company with antibody discovery, development and clinical manufacturing capabilities. The operations of the Company and its subsidiaries constitute one business segment.

Revenue from partners representing 10% or more of total revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Partner	2009	2008	2009	2008
Bristol-Myers Squibb	18%	40%	21%	38%
Centocor	32%	—%	21%	—%
Novartis	16%	2%	11%	2%
Pfizer	15%	28%	20%	26%

10.          Subsequent Events

BMS Merger Agreement

On July 22, 2009, BMS and the Company announced that the companies have signed a definitive merger agreement providing for the acquisition of the Company by BMS for $16.00 per share in cash.  The transaction has been approved by the boards of directors of both companies.

Under the terms of the definitive merger agreement, BMS commenced a cash tender offer on July 28, 2009 to purchase all of the outstanding shares of the Company for $16.00 per share in cash.  The closing of the

MEDAREX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, unless otherwise indicated, except per share data)

tender offer is subject to customary terms and conditions, including the tender of a number of shares that, together with the number of shares already owned by BMS, constitutes at least a majority of the Company’s outstanding shares of common stock (on a fully diluted basis) and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The merger agreement also provides that, in connection with the termination of the merger agreement under specified circumstances involving competing transactions or a change in the Company’s Board of Directors’ recommendation, then the Company may be required to pay BMS a termination fee of $70.80 million, representing 2.95% of the aggregate offer price.

Litigation

On July 22, 2009, the Company and Bristol-Myers Squibb Company (“BMS”) announced the signing of a merger agreement providing for the acquisition of the Company by BMS, through a tender offer, for $16.00 per share in cash.  Following that announcement, certain Company shareholders filed similar lawsuits relating to this transaction against the Company, the members of the Company’s board of directors, and BMS.  Those lawsuits include:  Blevins v. Medarex, Inc. et al., U.S. District Court, District of New Jersey, Case No. 3:09-cv-03778-AET-DEA (filed July 30, 2009); Blumberg v. Pien et al., U.S. District Court, District of New Jersey, Case No. 3:09-cv-03615-AET-DEA (filed July 23, 2009); Dessoye v. Pien et al., Superior Court of New Jersey, Law Division, Mercer County, (filed July 29, 2009); Gordon v. Medarex, Inc. et al., Superior Court of New Jersey, Chancery Division, Mercer County, Docket No. C-73-09 (filed July 24, 2009); Halegoua v. Medarex, Inc. et al., Superior Court of New Jersey, Chancery Division, Mercer County, Docket No. C-72-09 (filed July 23, 2009); Halegoua v. Medarex, Inc. et al., U.S. District Court of New Jersey, Case No. 3:09-cv-03824-FLW-DEA (filed July 31, 2009); Hersh v. Pien et al., Superior Court of New Jersey, Chancery Division, Mercer County, Docket No. C-71-09 (filed July 23, 2009); Jerjian v. Pien et al., Superior Court of New Jersey, Chancery Division, Mercer County (filed July 23, 2009); Roelofsz v. Pien et al., Superior Court of New Jersey, Chancery Division, Mercer County; Sargent v. Pien et al., Superior Court of New Jersey, Law Division, Middlesex County, Docket No. L-6438-09 (filed July 28, 2009); and Roth v. Rubin et al., Superior Court of New Jersey, Chancery Division, Mercer County, Docket No. C-75-09 (filed July 24, 2009).

The plaintiffs in these cases generally assert that the Company’s directors breached fiduciary duties owed to shareholders.  The plaintiffs generally allege that the price offered by BMS in the tender offer is inadequate, and that the Company’s directors did not take sufficient steps to maximize shareholder value in connection with the decision to enter into an agreement with BMS.  The plaintiffs allege that the Company and BMS aided and abetted the purported breaches of fiduciary duties by the directors.  In addition, the plaintiff in the federal version of the Halegoua lawsuit asserts a similar claim based on Section 14(e) of the Securities Exchange Act of 1934.  These complaints seek to enjoin the proposed tender offer, in addition to seeking other relief.   The Company believes the plaintiffs’ claims lack merit, and intends to defend these cases vigorously.

The Company has evaluated all subsequent events and transactions through July 31, 2009.

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

PRODUCT	INDICATION	CLINICAL STATUS	PARTNER/LICENSEE
ipilimumab (anti-CTLA-4)	Melanoma and other Cancers	Phase 3 and earlier	Co-developing with BMS

MDX-1100 (anti-IP10)	Ulcerative Colitis, Rheumatoid Arthritis	Phase 2	Wholly-owned

MDX-1342 (anti-CD19)	Chronic Lymphocytic Leukemia,Rheumatoid Arthritis	Phase 1	Wholly-owned

MDX-1106 (anti-PD-1)	Cancer, Hepatitis C	Phase 1	Co-developing with Ono Pharmaceutical Co. Ltd.

MDX-1203 (anti-CD70 ADC)	Cancer	Phase 1	Wholly-owned

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

We have a history of operating losses and may not achieve profitability. As of June 30, 2009, we had an accumulated deficit of approximately $1.1 billion. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our potential products, invest in research, move forward with our product development and prepare to commercialize our product(s). Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds. Our operating expenses may also increase as we invest in research or acquire additional technologies, as additional potential product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our products progress towards commercialization. In the absence of substantial revenues from new corporate collaborations or other sources, we will incur substantial operating losses and may be required to raise additional funds through debt or equity financings or sales of stock of partners in which we have an equity ownership or delay, reduce or eliminate certain of our research and development programs.

Recent Events

On July 22, 2009, BMS and us announced that the companies have signed a definitive merger agreement providing for the acquisition of us by BMS for $16.00 per share in cash.  The transaction has been unanimously approved by the board of directors of both companies.

Under the terms of the definitive merger agreement, BMS commenced a cash tender offer on July 28, 2009 to purchase all of our outstanding shares for $16.00 per share in cash.  The closing of the tender offer is subject to customary terms and conditions, including the tender of a number of shares that, together with the number of shares already owned by BMS, constitutes at least a majority of our outstanding shares of common stock (on a fully diluted basis) and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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

Investments

Our investment policy calls for investments in fixed income high grade securities such as U.S. corporate debt securities, U.S. treasury obligations and money market funds for which we believe there is not a significant risk of loss. Our primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return consistent with these two objectives. However, in the course of our business, we have made and may continue to make investments in companies (both public and private) as part of our strategic collaborations. Investments in companies whose securities are publicly traded (other than Genmab) are classified as marketable securities on our consolidated balance sheets. The fair market value of investments in our partners whose securities are publicly traded (other than Genmab and Celldex Therapeutics) represented approximately 0.1% and 1.2% of our total marketable securities as of June 30, 2009 and December 31, 2008.

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

In addition, in connection with our collaborative partnering business, we sometimes make strategic investments in the securities of companies that are privately held. Investments in our partners whose equity is not publicly traded are classified in a separate line item in our consolidated balance sheet entitled “Investments in, and advances to, other partners” and were approximately $0.8 million as of June 30, 2009. These securities are carried at original investment cost and adjusted for other than temporary impairment charges, if any. Because these securities are not listed on a financial exchange, the value of these investments is inherently more difficult to estimate than investments in public companies. We value these investments by using information acquired from industry trends, management of these companies, financial statements, and other external sources.  Specifically, our determination of any potential impairment of the value of privately-held securities includes an analysis of the following for each company on a periodic basis:  review of interim and year-end financial statements, cash position and overall rate of cash used to support operations, the progress and development of technology and product platform, the per share value of subsequent financings and potential strategic alternatives.  Based on the information acquired through these sources, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

The fair value of each option grant is estimated using the Black-Scholes option pricing method.  The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period (generally 4 years).  Use of a valuation model requires management to make certain assumptions with respect to selected model inputs.  In order to estimate the grant date fair value, option pricing models require the use of estimates and assumptions as to (i) the expected term of the option, (ii) the expected volatility of the price of the underlying stock, (iii) the risk free interest rate for the expected term of the option and (iv) pre-vesting forfeiture rates.  The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting termination behavior.  The expected volatility of the price of the underlying stock is based on the historical volatility of our common stock.  The risk free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed on the date of grant.  Pre-vesting forfeiture rates are estimated based on past voluntary termination behavior, as well as an analysis of actual option forfeitures.  The following table sets forth the assumptions used to calculate the fair value of options granted for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	81.5%-81.8%	81.8%	80.1%-81.8%	81.5%-81.9%
Weighted average expected volatility	81.6%	81.9%	81.7%	81.5%
Risk free interest rate	2.03%-2.57%	3.32%	1.66%-2.57%	2.57%-3.50%
Expected life of options (years)	6.3	6.4	6.4	6.4

Our results of operations for the three month periods ended June 30, 2009 and 2008 include share based compensation expense of approximately $4.7 million and $6.2 million, respectively.  Our results of operations for the six month periods ended June 30, 2009 and 2008 include share based compensation expense of approximately $9.6 million and $11.5 million, respectively.  As of June 30, 2009, the total unrecognized compensation cost related to non-vested stock options was approximately $28.2 million.  This cost is expected to be recognized over a weighted average period of 2.2 years.

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

Results of Operations

Three Months Ended June 30, 2009 and 2008

Contract and License Revenues

Contract and license revenues totaled $15.5 million and $5.5 million for the three month periods ended June 30, 2009 and 2008, respectively, an increase of $10.0 million, or 181%.  The increase relates principally to $8.5 million in milestone payments received from our contracting and licensing business.  Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $0.2 million and $0.4 million for the three month periods ended June 30, 2009 and 2008, respectively, a decrease of $0.2 million, or 52%.  The decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in 2009 as compared to 2008.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19.  Reimbursement of development costs totaled $3.8 million and $4.1 million for the three month periods ended June 30, 2009 and 2008, respectively, a decrease of $0.3 million, or 6%.  These costs related primarily to the development of ipilimumab with Bristol-Myers Squibb Company or BMS.

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

Research and development expenses for our products in development were $50.8 million and $52.6 million for the three month periods ended June 30, 2009 and 2008, respectively, a decrease of $1.8 million, or 3%.

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

	Three Months Ended June 30,
(Dollars in thousands)	2009	2008
Research	$13,346	$14,909
Product Development	37,413	37,665
Total	$50,759	$52,574

Research Costs

Research costs for the three month period ended June 30, 2009 decreased by $1.6 million, or 10%, as compared to the three month period ended June 30, 2008. The decrease in research costs primarily relates to the following:

•                                  Outside funding of research expenses includes funds paid to certain partners for research services. Third party research costs for the three month period ended June 30, 2009 were zero, a decrease of $0.8 million as compared to the three month period ended June 30, 2008.  This decrease reflects the expiration and our non-renewal of one of our third party research agreements near the end of the second quarter of 2008.

•                                  License and technology access fees for the three month period ended June 30, 2009 were $0.7 million, a decrease of $0.3 million or 31% as compared to the three month period ended June 30, 2008.  Increases and decreases in license and technology access fees are related to the development of our pipeline and the related timing of payments due under license agreements.  These costs represent fees paid to certain partners and research organizations in connection with certain of our collaboration and license agreements.  Included in the costs for 2009 and 2008 are payments to certain companies and academic institutions and other entities for licenses of certain technologies.

•                                  Personnel costs for the three month period ended June 30, 2009 were $6.0 million, a decrease of $0.3 million or 5% as compared to the three month period ended June 30, 2008.  Personnel costs include primarily salary, benefits, payroll taxes, stock option compensation and recruiting costs.

Product Development Costs

Product development costs for the three month period ended June 30, 2009 decreased by $0.3 million, or 1%, as compared to the three month period ended June 30, 2008.  The decrease in product development costs primarily relates to the following:

•                                  Our share of partners’ product development costs for the three month period ended June 30, 2009 was $11.4 million, an increase of $1.0 million, or 10%, as compared to the three month period ended June 30, 2008. These costs primarily represent our share (35%) of the BMS costs for the development of ipilimumab.  We expect our 35% share of BMS’s costs related to the development of ipilimumab may increase in the future as BMS continues to increase its development activities related to ipilimumab.

•                                  Outside laboratory costs for the three month period ended June 30, 2009 were $1.1 million, a decrease of $1.2 million, or 51%, as compared to the three month period ended June 30, 2008. This decrease primarily reflects the cost of various toxicology studies which occurred during the three month period ended June 30, 2008 related to our antibody drug conjugate projects for which there were no comparable costs in the second quarter of 2009.

The following table reflects research and development costs recognized for our most advanced product candidates currently in development for the three and six month periods ended June 30, 2009 and 2008. Costs for the product candidates identified in the following table include, among other things, labor, preclinical study support, contract manufacturing, clinical trial services and partner expense, where applicable.  The project costs listed in the following table may fluctuate from period to period depending on the stage of development as well as other factors discussed below which can also impact the timing of costs incurred.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Ipilimumab (MDX-010)(1)	$14,382	$13,999	$26,601	$24,237
MDX-1100	2,674	2,978	6,093	5,800
MDX-1203/ADC	1,222	2,821	2,483	6,444
MDX-1106	2,779	1,887	4,627	3,830
MDX-1342	3,656	1,930	6,179	3,903
MDX-060	536	749	951	1,488
Other research and development projects(2)	9,096	12,102	19,834	22,307
Non-project related costs(3)	13,856	13,425	25,848	27,750
Stock-based compensation expense	2,558	2,683	5,212	4,861
Celldex research and development expenses(4)	—	—	—	1,246
Total research and development expenses	$50,759	$52,574	$97,828	$101,866

(1)   Represents 100% of our development costs and our 35% of BMS development costs for ipilimumab for each of the years identified. We are reimbursed (by BMS) for 65% of our development costs. Such reimbursements are recognized as revenue. See Note 6 to the consolidated financial statements for further explanation of the cost sharing arrangement between us and BMS.

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

(4)   Represents 100% of Celldex research and development expenses for the period from January 1, 2008 through March 7, 2008 which were consolidated for accounting purposes prior to Celldex’s merger with AVANT Immunotherapeutics, Inc. on March 7, 2008 (see Note 3 to the consolidated financial statements for further explanation).

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

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $10.5 million and $12.4 million for the three month periods ended June 30, 2009 and 2008, respectively, a decrease of $1.9 million, or 15%.  The decrease is primarily attributable to approximately $1.3 million of lower stock-based compensation expense.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate represents our share of the net loss of Celldex Therapeutics. Equity in net loss of affiliate totaled $2.5 million and $3.5 million for the three month periods ended June 30, 2009 and 2008, respectively, a decrease of $1.0 million, or 30%.  Beginning on March 7, 2008, we began to account for our investment in Celldex Therapeutics under the equity method of accounting in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock (see Note 2 to the consolidated financial statements for further information).  On June 24, 2009, the Company sold 2,000,000 shares of Celldex Therapeutics for $7.15 per share resulting in net proceeds of approximately $14.3 million.  As a result of this sale of common stock, the Company’s ownership percentage in Celldex Therapeutics was reduced to approximately 18.7%.  As a result of the decrease in the Company’s ownership below 20%, on June 25, 2009 the Company began accounting for its investment in Celldex Therapeutics as a marketable security in accordance with SFAS No. 115.

Interest and Dividend Income and Realized Gains

Interest and dividend income and realized gains consist primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income and realized gains were $2.2 million and $3.7 million for the three month periods ended June 30, 2009 and 2008, respectively, a decrease of $1.5 million, or 42%.  This decrease primarily reflects lower interest rates earned on our investment portfolio.

Gain on Sale of Celldex Therapeutics Stock

In June 2009, we completed the sale of 2.0 million shares of Celldex Therapeutics through a block trade for $7.15 per share resulting in net proceeds of approximately $14.3 million.  The Company realized a gain of approximately $14.3 million from this transaction for the three month period ended June 30, 2009.  As a result of this sale of common stock, our ownership percentage in Celldex Therapeutics was reduced to approximately 18.7%.

In June 2008, we sold 351,691 shares of Celldex Therapeutics for $12.35 per share resulting in net proceeds of approximately $4.3 million.  We realized a gain of approximately $3.3 million from this transaction for the three month period ended June 30, 2008.  As a result of this sale of common stock, our ownership percentage in Celldex Therapeutics was reduced to approximately 31.6%.

Interest Expense

Interest expense for the three month periods ended June 30, 2009 and 2008 relates primarily to interest and amortization of issuance costs on our 2.25% Convertible Senior Notes issued in May 2004, or the 2.25% notes. Interest expense was $1.5 million and $1.5 million for the three month periods ended June 30, 2009 and 2008, respectively.

Provision (Benefit) for Income Taxes

Our provision (benefit) for income taxes was $(0.1) million and zero for the three month periods ended June 30, 2009 and 2008, respectively.  The benefit for income taxes for the three month period ended June 30, 2009 is the result of recently enacted legislation which provides certain companies the opportunity to receive tax refunds for certain research credit carryovers.

Six Months Ended June 30, 2009 and 2008

Contract and License Revenues

Contract and license revenues totaled $22.5 million and $12.6 million for the six month periods ended June 30, 2009 and 2008, respectively, an increase of $9.9 million, or 78%.  The increase relates principally to $8.5 million in milestone payments received from our contracting and licensing business.  Because contract and license revenues depend to a large extent on the product development efforts of our partners and licensees, our period-to-period contract and license revenues can fluctuate significantly and are inherently difficult to predict.

Contract and License Revenues from Genmab

Contract and license revenues from Genmab were $0.7 million and $1.2 million for the six month periods ended June 30, 2009 and 2008, respectively, a decrease of $0.5 million, or 42%. This decrease is primarily the result of a decrease in antibody exclusive licenses granted to Genmab in the first half of 2009 as compared to the first half of 2008.

Reimbursement of Development Costs

Revenues derived from the reimbursement of costs associated with the development of our product candidates are recorded in compliance with EITF Issue 99-19.  Reimbursement of development costs totaled $7.1 million and $8.1 million for the six month periods ended June 30, 2009 and 2008, respectively, a decrease of $1.0 million, or 12%.  These costs related primarily to the development of ipilimumab with BMS.

Research and Development Expenses

Research and development expenses for our products in development were $97.8 million and $101.9 million for the six month periods ended June 30, 2009 and 2008, respectively, a decrease of $4.1 million, or 4%.

The following table sets forth a breakdown of our research and development expenses by those associated with research and those associated with product development for the periods indicated.

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Research	$26,647	$28,827
Product Development	71,181	73,039
Total	$97,828	$101,866

Research Costs

Research costs for the six month period ended June 30, 2009 decreased by $2.2 million, or 8%, as compared to the six month period ended June 30, 2008.

•                  Outside funding of research expenses includes funds paid to certain partners for research services. Third party research costs for the six month period ended June 30, 2009 were $25 thousand, a decrease of $1.6 million as compared to the six month period ended June 30, 2008.  This decrease reflects the expiration and our non-renewal of one of our third party research agreements near the end of the second quarter of 2008.

Product Development Costs

Product development costs for the six month period ended June 30, 2009 decreased by $1.9 million, or 3%, as compared to the six month period ended June 30, 2008.  The decrease in product development costs primarily relates to the following:

•                  Our share of partners’ product development costs for the six month period ended June 30, 2009 was $21.6 million, an increase of $4.9 million, or 29%, as compared to the six month period ended June 30, 2008. These costs primarily represent our share (35%) of the BMS costs for the development of ipilimumab.  We expect our 35% share of BMS’s costs related to the development of ipilimumab to increase in the future as BMS continues to increase its development activities related to ipilimumab.

•                  Outside laboratory costs for the six month period ended June 30, 2009 were $1.8 million, a decrease of $3.2 million, or 64%, as compared to the six month period ended June 30, 2008. This decrease primarily reflects the cost of various toxicology studies which occurred during the first six months of 2008 related to our antibody drug conjugate projects for which there were no comparable costs during the first six months of 2009.

•                  Clinical research fees for the six month period ended June 30, 2009 were $9.3 million, a decrease of $2.0 million, or 18%, as compared to the six month period ended June 30, 2008. This decrease resulted primarily from decreased Phase 3 clinical trial activity (managed by us) related to ipilimumab. Clinical research fees include clinical investigator site fees, external trial monitoring costs and data accumulation costs. We expect expenses related to clinical trials to increase in the future as we continue to develop our therapeutic product pipeline.

General and Administrative Expenses

General and administrative expenses include compensation, professional services, consulting, travel and facilities (including depreciation) and other expenses related to legal, business development, finance, information systems and investor relations. General and administrative expenses totaled $21.0 million and $24.8 million for the six month periods ended June 30, 2009 and 2008, respectively, a decrease of $3.8 million, or 15%.  The decrease is primarily attributable to approximately $1.8 million in lower stock compensation expense and approximately $1.7 million of Celldex general and administrative expenses for the period from January 1, 2008 through March 6, 2008 which were consolidated in our results of operations prior to Celldex’s merger with AVANT.

Equity in Net Loss of Affiliate

Equity in net loss of affiliate represents our share of the net loss of Celldex Therapeutics. Equity in net loss of affiliate totaled $4.9 million and $5.3 million for the six month periods ended June 30, 2009 and 2008, respectively, a decrease of $0.4 million, or 8%. Beginning on March 7, 2008 we began to account for our investment in Celldex Therapeutics under the equity method of accounting in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock (see Note 3 to the consolidated financial statements for further information).  The recognition of our share of the net losses of Celldex Therapeutics reduces the carrying value, or basis, of our investment in Celldex Therapeutics.

Interest and Dividend Income and Realized Gains

Interest and dividend income and realized gains consist primarily of interest earned from our cash, cash equivalents and marketable securities. Interest and dividend income and realized gains were $4.2 million and $8.2 million for the six month periods ended June 30, 2009 and 2008, respectively, a decrease of $4.0 million, or 49%.  This decrease primarily reflects lower interest rates earned on our investment portfolio.

Gain on Sale of Genmab Stock

In February 2008, we completed the sale of 2.5 million shares of Genmab through a block trade. We received net proceeds of approximately $151.8 million from such block trade resulting in a realized gain of approximately $151.8 million as our cost basis for these shares was zero. As a result of this transaction, our ownership percentage in Genmab was reduced to approximately 5.1%. There was no comparable sale of Genmab shares for the six month period ended June 30, 2009.

Gain on Sale of Celldex Therapeutics Stock

In June 2009, we completed the sale of 2.0 million shares of Celldex Therapeutics through a block trade for $7.15 per share resulting in net proceeds of approximately $14.3 million.  The Company realized a gain of approximately $14.3 million from this transaction for the six month period ended June 30, 2009.  As a result of this sale of common stock, our ownership percentage in Celldex Therapeutics was reduced to approximately 18.7%.

In June 2008, we sold 351,691 shares of Celldex Therapeutics for $12.35 per share resulting in net proceeds of approximately $4.3 million.  We realized a gain of approximately $3.3 million from this transaction for the six month period ended June 30, 2008.  As a result of this sale of common stock, our ownership percentage in Celldex Therapeutics was reduced to approximately 31.6%.

Interest Expense

Interest expense for the six month periods ended June 30, 2009 and 2008 relates primarily to interest and amortization of issuance costs on our 2.25% notes. Interest expense was $3.0 million and $3.1 million for the six month periods ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

We require cash to fund our operations, to make capital expenditures and strategic investments, and to pay debt service on our convertible notes. Since inception, we have financed our operations through the sale of our securities in public and private placements, sales of our products for research purposes, development and manufacturing services, technology transfer and license fees, milestone payments and sales of our marketable securities (such as Genmab and Celldex Therapeutics). We expect to continue to fund our cash requirements from these sources in the future.

Liquidity and Capital Resources	June 30,	December 31,
(Dollars in thousands)	2009	2008
Cash, cash equivalents and marketable securities (other than Genmab and Celldex Therapeutics)	$340,648	$353,668
Marketable securities — Genmab	$78,596	$87,428
Marketable securities — Celldex Therapeutics	$23,154	—

We primarily invest our cash equivalents and marketable securities in highly liquid, interest-bearing, investment grade and government securities to preserve principal.

Statement of Cash Flows	Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Cash provided by (used in):
Operating activities	$(30,699)	$(85,403)
Investing activities	$36,103	$170,342
Financing activities	$1,090	$3,171

Cash Used in Operating Activities

Cash used in operating activities was $30.7 million and $85.4 million for the six month periods ended June 30, 2009 and 2008, respectively. This reflects a decrease of $54.7 million in 2009 as compared to the same period in 2008 and was primarily the result of an increase in deferred contract revenue of $23.3 million and an increase in accrued liabilities of $13.2 million.  The increase in deferred revenue was primarily due to the receipt of $30 million from the Merck license agreement (see further discussion below) and the increase in accrued liabilities was primarily the result of an increase in due to corporate partners.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $36.1 million and $170.3 million for the six month periods ended June 30, 2009 and 2008, respectively.  The decrease in cash provided by investing activities was $134.2 million and was primarily the result of the following factors:

•                  Proceeds from the sale of Genmab stock were $0 and $151.8 million for the six month periods ended June 30, 2009 and 2008, respectively.

•                  Purchases of marketable securities totaled $0 and $60.2 million for the six month periods ended June 30, 2009 and 2008, respectively.  The 2008 purchase was made with a portion of the proceeds received from the sale of our Genmab stock.

•                  Sales and maturities of marketable securities were $23.1 million and $77.3 million for the six month periods ended June 30, 2009 and 2008, respectively.  Proceeds from sales and maturities of marketable securities in 2009 and 2008 were primarily used to fund operations and capital expenditures.

Cash Provided by Financing Activities

Cash provided by financing activities was $1.1 million and $3.2 million for the six month periods ended June 30, 2009 and 2008, respectively.  Cash provided by financing activities for the six month periods ended June 30, 2009 and 2008 primarily represents cash received from the exercise of stock options.

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

Under the terms of the agreement, Merck gains worldwide rights to develop and commercialize MDX-066 and MDX-1388.  We and MBL each received an upfront payment of $30.0 million and are potentially eligible to each receive additional cash payments up to $82.5 million upon the achievement of certain events associated with the development and approval of a drug candidate covered by the license agreement.  Upon commercialization, we and MBL will also be eligible to receive double digit royalties on product sales and milestone payments if certain sales targets are met.  In accordance with the pre-existing collaboration agreement between us and MBL, all payments will be divided equally.

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

As part of the collaboration, BMS is responsible for 65% of all development costs related to clinical trials intended to support regulatory approval in both the U.S. and the European Union, with the remaining 35% to be paid by us. We and BMS will share equally the costs of any clinical trials of products intended solely for regulatory approval in the U.S., and BMS will be fully responsible for all development costs that relate solely to regulatory approval in the European Union and other parts of the world.

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

Under the terms of the collaboration, we could receive up to $205.0 million from BMS if all regulatory milestones are met, plus up to an additional $275.0 million in sales-related milestones. In addition, if we exercise our co-promotion option with respect to ipilimumab for the metastatic melanoma indication, and regulatory approval is obtained, we would receive 45% of any profits and bear 45% of all losses from commercial sales of such product in the U.S.  In the event we choose not to exercise our co-promotion rights with respect to a product, BMS will have exclusive commercial rights in the U.S. and will pay us royalties on commercial sales. Regardless of whether or not we exercise our co-promotion option outside the U.S., BMS will have exclusive commercial rights for products and will pay us royalties on commercial sales.

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

The 2.25% notes mature on May 15, 2011 and are redeemable at our option on or after May 15, 2010. Holders of the 2.25% notes may require us to repurchase the notes if we undergo a “change in control” as defined in the indenture.  (See Note 10 to the consolidated financial statements for a description of a pending tender offer which could result in a change of control). We received net proceeds from the offering of the 2.25% notes of approximately $145.2 million (after deducting the initial purchasers’ discounts and offering expenses). The costs of issuance of the 2.25% notes of approximately $4.8 million have been deferred and are being amortized over the term of the 2.25% notes. In May 2011, or earlier if we undergo a change in control, we may be required to use a significant portion of our cash to repay the remaining balance ($150.0 million) of the 2.25%

notes. If our cash is not sufficient to meet our obligations under the 2.25% notes, we would be required to seek additional financing.

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

Through June 30, 2009, we have not made any milestone payments to Kirin although approximately $3.0 million has been paid to Kirin through June 30, 2009 primarily representing a payment due Kirin as a result of our collaboration with Pfizer. Based on products we are developing which use or, we believe may use, Kirin technology that (i) are currently in clinical trials or (ii) we anticipate may enter clinical trials by the end of 2010, we may be required to make milestone payments to Kirin aggregating up to approximately $4.25 million per product with respect to such products. Our future milestone payment obligations to Kirin may or may not be triggered, and may vary in size, depending on a number of variables, almost all of which are currently unknown, including the following:

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

We have also entered into a number of other agreements that contain licenses of third-party technology which may be used together with our own platform technologies for the generation, development and/or manufacture of our antibody products. In addition, we have entered into other third-party agreements that contain licenses associated with antibody products that target specific antigens. Many of these agreements contain milestone payments that are due with respect to products using/targeting the licensed technology/antigen only if and when certain specified pre-commercialization events occur. Not all of our products currently under development trigger such milestone payments. Through June 30, 2009, we have made milestone payments of approximately $2.2 million under these agreements. In addition, under the agreements we currently have in place (other than with Kirin), based on a total of ten products we are developing for which milestones are potentially due and that (i) are now in clinical trials or (ii) which we anticipate may enter clinical trials before the end of 2010, we may be obligated to make future milestone payments aggregating up to approximately $57.5 million with respect to such products. In general, potential milestone payments for our antibody products may or may not be triggered under these licenses, and may vary in size, depending on a number of variables, almost all of which are currently uncertain. Typically, the events that trigger these payments per product include:

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

Recently Issued and Adopted Accounting Pronouncements

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

•                  SFAS No. 165, Subsequent Events (“Statement No. 165”) provides authoritative literature for a topic that was previously addressed only in the accounting literature, AICPA AU Section 560, Subsequent Events.  Statement No. 165 resulted in three modifications to the guidance under AU Section 560:  (i) the names of the two types of subsequent events have been changed to recognized subsequent events (currently referred to as Type I) and nonrecognized subsequent events (currently referred to as Type II), (ii) the definition of subsequent events has been modified to refer to events or transactions that occur after the balance sheet date, but before the issuance of the financial statements; and (iii) establishing a requirement for all entities to disclose the date through which the entity has evaluated subsequent events.

We adopted the above standards during the quarter ended June 30, 2009.  The adoption of these accounting pronouncements did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Statement No. 168).  Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of Statement No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not expect the adoption of Statement No. 168 to have an impact on our results of operations, financial condition or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  Our principal executive officer and principal financial officer reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2009 our disclosure controls and procedures were effective in ensuring that all material information required to be included in this Quarterly Report on Form 10-Q was made known to them in a timely fashion.

Changes in Internal Control Over Financial Reporting: Such evaluation did not identify any significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 22, 2009, the Company and Bristol-Myers Squibb Company (“BMS”) announced the signing of a merger agreement providing for the acquisition of the Company by BMS, through a tender offer, for $16.00 per share in cash.  Following that announcement, certain Company shareholders filed similar lawsuits relating to this transaction against the Company, the members of the Company’s board of directors, and BMS.  Those lawsuits include:  Blevins v. Medarex, Inc. et al., U.S. District Court, District of New Jersey, Case No. 3:09-cv-03778-AET-DEA (filed July 30, 2009); Blumberg v. Pien et al., U.S. District Court, District of New Jersey, Case No. 3:09-cv-03615-AET-DEA (filed July 23, 2009); Dessoye v. Pien et al., Superior Court of New Jersey, Law Division, Mercer County, (filed July 29, 2009); Gordon v. Medarex, Inc. et al., Superior Court of New Jersey, Chancery Division, Mercer County, Docket No. C-73-09 (filed July 24, 2009); Halegoua v. Medarex, Inc. et al., Superior Court of New Jersey, Chancery Division, Mercer County, Docket No. C-72-09 (filed July 23, 2009); Halegoua v. Medarex, Inc. et al., U.S. District Court of New Jersey, Case No. 3:09-cv-03824-FLW-DEA (filed July 31, 2009); Hersh v. Pien et al., Superior Court of New Jersey, Chancery Division, Mercer County, Docket No. C-71-09 (filed July 23, 2009); Jerjian v. Pien et al., Superior Court of New Jersey, Chancery Division, Mercer County (filed July 23, 2009); Roelofsz v. Pien et al., Superior Court of New Jersey, Chancery Division, Mercer County; Sargent v. Pien et al., Superior Court of New Jersey, Law Division, Middlesex County, Docket No. L-6438-09 (filed July 28, 2009); and Roth v. Rubin et al., Superior Court of New Jersey, Chancery Division, Mercer County, Docket No. C-75-09 (filed July 24, 2009).

The plaintiffs in these cases generally assert that the Company’s directors breached fiduciary duties owed to shareholders.  The plaintiffs generally allege that the price offered by BMS in the tender offer is inadequate, and that the Company’s directors did not take sufficient steps to maximize shareholder value in connection with the decision to enter into an agreement with BMS.  The plaintiffs allege that the Company and BMS aided and abetted the purported breaches of fiduciary duties by the directors.  In addition, the plaintiff in the federal version of the Halegoua lawsuit asserts a similar claim based on Section 14(e) of the Securities Exchange Act of 1934.  These complaints seek to enjoin the proposed tender offer, in addition to seeking other relief.   The Company believes the plaintiffs’ claims lack merit, and intends to defend these cases vigorously.

The Company is unable to reasonably estimate any possible range of loss or liability associated with the stock option inquiry and/or lawsuits due to their uncertain resolution.

In addition to the inquiry and investigation and litigation described above, in the ordinary course of our business, we are at times subject to various legal proceedings. We do not believe that any of our current ordinary course legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 1A. Risk Factors

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our Form 10-Q filed on May 5, 2009 with the SEC for the three month period ended March 31, 2009.

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

We have incurred large operating losses, and we anticipate that these losses will continue for the foreseeable future. In particular, as of June 30, 2009, we had an accumulated deficit of approximately $1.1 billion. Our net loss was $77.9 million and $38.5 million for the six month period ended June 30, 2009 and the year ended December 31, 2008, respectively.  Our net loss for the year ended December 31, 2008 included a realized gain of approximately $151.8 million from the sale of a portion of our Genmab stock.  Excluding this realized gain, our net loss for the year ended December 31, 2008 would have been $190.3 million.  Our losses have resulted principally from:

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

*In connection with BMS’ tender offer to purchase all of our outstanding shares, lawsuits have been filed against us and our board of directors.

Following our announcement on July 22, 2009 that we and BMS signed a merger agreement providing for the acquisition of the Company by BMS through a tender offer, certain Company shareholders filed similar lawsuits relating to this transaction against us, the members of our board of directors and BMS.  The plaintiffs in these cases generally assert that our directors breached fiduciary duties owed to shareholders, the price offered by BMS in the tender offer is inadequate, and that our directors did not take sufficient steps to maximize shareholder value in connection with the decision to enter into an agreement with BMS.  The plaintiffs also allege that we and BMS aided and abetted the purported breaches of fiduciary duties by the directors.  These complaints seek to enjoin the proposed tender offer, in addition to seeking other relief.  We believe the plaintiffs’ claims lack merit and we intend to defend these cases vigorously.  However, this could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our business.

*We cannot assure you that all conditions to the merger with BMS will be completed and the merger consummated.

The merger agreement with BMS contains representations, warranties and covenants of the parties customary for transactions of this type.  We have also agreed not to solicit or initiate discussions with third parties regarding other acquisition proposals and to certain restrictions on our ability to respond to such proposals, subject to the fulfillment of certain fiduciary requirements of our board of directors.  The merger agreement also contains customary termination provisions and provides that, in connection with the termination of the merger agreement under specified circumstances involving competing transactions or a change in our board of directors’ recommendation, we may be required to pay BMS a termination fee of $70.80 million, representing 2.95% of the aggregate offer price.  We cannot assure you that the conditions of the merger agreement will be satisfied or waived or that the merger will close in the expected time frame or at all.

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

Risks Related to Our Common Stock

*Our stock price may be volatile.

Historically, there has been significant volatility in the market prices of biotechnology companies’ securities. During the two-year period ended June 30, 2009, the sale prices of our common stock ranged between $3.40 and $18.23.  Various factors and events may have a significant impact on the market price of our common stock. These factors include, by way of example:

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

As of July 31, 2009, we had 21,302,527 shares of common stock reserved for issuance pursuant to options and other stock based awards which had been granted under our equity incentive plans having a weighted average exercise price of $8.71 per share and we had reserved 8,970,797 shares of common stock for issuance pursuant to future grants of options under our equity incentive plans. We have filed registration statements on Form S-8 under the Securities Act of 1933, as amended, covering all of these shares. Shares issued pursuant to these plans, other than shares issued to affiliates, will be freely tradable in the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

As of July 31, 2009, we had reserved 501,013 shares of common stock for issuance pursuant to our 2002 Employee Stock Purchase Plan. We have filed a registration statement on Form S-8 under the Securities Act covering all of those shares. All shares issued under this plan, other than shares issued to affiliates, will be freely tradable on the open market. Shares held by affiliates may be sold pursuant to the requirements of Rule 144.

The exercise of all or a portion of the outstanding options may result in a significant increase in the number of shares of our common stock that will be subject to trading on the NASDAQ Global Market and the issuance and sale of the shares of our common stock upon the exercise thereof may have an adverse effect on the price of our common stock.

As of July 31, 2009, we had 10,936,935 shares of common stock reserved for issuance pursuant to the conversion of the $150.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due May 15, 2011. Holders of these notes may convert their notes into shares of common stock at any time prior to maturity or redemption by us at a conversion rate of 72.9129 shares per each $1,000 principal amount of the notes ($13.72 per share), subject to adjustment.

Upon the occurrence of certain change of control events of our Company, we are required to offer to repurchase all of our debt, which may adversely affect our business and the price of our common stock.

Upon the occurrence of certain change of control events of our company, we are required to offer to repurchase all of our outstanding 2.25% Convertible Senior Notes due May 15, 2011.  BMS commenced a tender offer on July 28, 2009 (see Note 10 to the consolidated financial statements for further information) which could result in a change of control. As of July 31, 2009, $150.0 million aggregate principal amount of these notes was outstanding. In each instance, we may pay the repurchase price in cash or, at our option, in common stock. These change of control events include, without limitation, (i) the acquisition by any third party of at least 50% of our common stock; or (ii) our merger or consolidation with or into any other person, any merger or consolidation of another person into us or our sale or other disposal of all or substantially all of our assets, except in certain limited circumstances provided in the indentures relating to the notes. Such repurchase rights may be triggered at a time at which we do not have sufficient funds available to pay the repurchase price in cash or determine that payment in cash is otherwise inadvisable. In such event, the issuance of a significant number of additional shares of common stock in payment of the repurchase price may lower the market price of our common stock.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on May 21, 2009, our shareholders elected:  (i) three Class I Directors each to serve for a term to expire in 2012.  Our shareholders also voted to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2009. Out of the 128,532,698 eligible votes, the following votes were cast at the meeting either by proxies solicited in accordance with Section 14 of the Securities Exchange Act of 1934, as amended, and the regulations set forth thereunder, or by securities holders voting in person. With respect to the election of directors, abstentions are treated as votes withheld and are included in the table:

Proposal 1

Nominees for Directors

Directors—Class I	Votes For	Votes Withheld
Marc Rubin, M.D.	103,258,540	5,588,642
Ronald J. Saldarini, Ph.D.	97,891,832	10,955,350
Charles R. Schaller	102,008,161	6,839,021

The following persons are incumbent directors whose terms of office continued after the 2009 annual meeting of shareholders:

Class III Terms Expiring in 2010	Class II Terms Expiring in 2011
Abhijeet J. Lele	Patricia M. Danzon, Ph.D.
Julius A. Vida, Ph.D.	Robert C. Dinerstein
Howard H. Pien

Proposal 2

Ratification of the appointment by the Board of Directors of Ernst & Young LLP as independent registered public accounting firm, to audit the financial statements of Medarex for 2009:

FOR	AGAINST	ABSTAIN
105,065,366	2,825,953	955,863

Item 6. Exhibits

Exhibits:

10.1

License, Development and Commercialization Agreement, dated as of April 20, 2009, by and among Merck Sharpe & Dohme Research Ltd., University of Massachusetts, Massachusetts Biologic Laboratories, Worcester City Campus Corporation and the Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on July 29, 2009)(1).

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

*   Filed herewith.

(1)  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDAREX, INC.
(Registrant)

Date:	July 31, 2009	By:	/s/ HOWARD H. PIEN
Howard H. Pien
President and Chief
Executive Officer
(Principal Executive Officer)

Date:	July 31, 2009	By:	/s/ CHRISTIAN S. SCHADE
Christian S. Schade
Senior Vice President
Finance & Administration,
Chief Financial Officer
(Principal Financial and
Accounting Officer)